Form 10-Q
period 1993-12-31
EMERSON ELECTRIC CO
filed 1994-02-14
CIK 32604

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                           ______________________

                                  FORM 10-Q



    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                   For the quarterly period ended December 31, 1993

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

    For the transition period from ____________________ to __________________



                          Commission file number 1-278


                              EMERSON ELECTRIC CO.
             (Exact name of registrant as specified in its charter)



                           Missouri                      43-0259330
               (State or other jurisdiction of        (I.R.S. Employer
               incorporation or organization)         Identification No.)

                  8000 W. Florissant Ave.
                       P.O. Box 4100
                    St. Louis, Missouri                     63136
          (Address of principal executive offices)        (Zip Code)


      Registrant's telephone number, including area code: (314) 553-2000


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )



      Common stock outstanding at December 31, 1993:  224,454,350 shares.

                         PART I.  FINANCIAL INFORMATION               FORM 10-Q
                         Item 1.  Financial Statements.

                    EMERSON ELECTRIC CO. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS
                THREE MONTHS ENDED DECEMBER 31, 1993 AND 1992
           (Dollars in millions except per share amounts; unaudited)

                                                           Three Months Ended
                                                               December 31,
                                                         ---------------------
                                                            1993        1992
                                                         ----------   --------
   Net sales                                             $  2,009.5    1,983.8
                                                         ----------   --------
   Costs and expenses:
     Cost of sales                                          1,303.4    1,296.2
     Selling, general and administrative expenses             396.5      392.1
     Interest expense                                          24.4       30.4
     Gain on sale of business and other
       non-recurring items                                   (192.0)         -
     Other deductions, net                                      7.8        8.1
                                                         ----------   --------
       Total costs and expenses                             1,540.1    1,726.8
                                                         ----------   --------
   Earnings before income taxes and cumulative
     effect of change in accounting principle                 469.4      257.0

   Income taxes                                               175.5       93.8
                                                         ----------   --------
   Earnings before cumulative effect of change
     in accounting principle                                  293.9      163.2

   Cumulative effect of change in accounting for
     postretirement benefits ($190.0 million less
     income tax benefit of $74.1 million)                    (115.9)         -
                                                         ----------   --------
   Net earnings                                          $    178.0      163.2
                                                         ==========   ========











   See accompanying notes to consolidated financial statements.
   ___________________________________________________________________________

   NOTE: Including the pretax impact of the cumulative effect of accounting change, earnings before income taxes would have been $279.4 million for the three months ended December 31, 1993 compared to $257.0 million for the first quarter of the prior year.

                    EMERSON ELECTRIC CO. AND SUBSIDIARIES             FORM 10-Q
               CONSOLIDATED STATEMENTS OF EARNINGS (Continued)
                THREE MONTHS ENDED DECEMBER 31, 1993 AND 1992
           (Dollars in millions except per share amounts; unaudited)


                                                           Three months ended
                                                              December 31,
                                                         ---------------------
                                                            1993        1992
   Per common share:                                     ----------   --------
   -----------------
   Earnings before cumulative effect of change
     in accounting principle                             $     1.31        .73

   Cumulative effect of change in accounting
     for postretirement benefits                               (.52)         -
                                                         ----------   --------
   Earnings per common share                             $      .79        .73
                                                         ==========   ========

   Cash dividends per common share                       $      .39        .36
                                                         ==========   ========

   Average number of shares used in
     computing earnings per common
     share (in thousands)                                   224,748    224,780
                                                         ==========   ========




























   See accompanying notes to consolidated financial statements.

                       EMERSON ELECTRIC CO. AND SUBSIDIARIES          FORM 10-Q
                            CONSOLIDATED BALANCE SHEETS
             (Dollars in millions except per share amounts; unaudited)

                                                      December 31, September 30,
                ASSETS                                    1993        1993
                ------                                 ---------     -------
   CURRENT ASSETS
     Cash and equivalents                              $   194.7       101.9
     Receivables, less allowances of $36.4 and $35.7     1,367.6     1,392.1
     Inventories                                         1,248.5     1,298.3
     Other current assets                                  302.0       282.0
                                                       ---------     -------
       Total current assets                              3,112.8     3,074.3
                                                       ---------     -------
   PROPERTY, PLANT AND EQUIPMENT, NET                    1,837.1     1,880.1
                                                       ---------     -------
   OTHER ASSETS
     Excess of cost over net assets of purchased
       businesses                                        1,811.5     1,834.3
     Other                                               1,016.8     1,025.8
                                                       ---------     -------
       Total other assets                                2,828.3     2,860.1
                                                       ---------     -------
                                                       $ 7,778.2     7,814.5
                                                       =========     =======
                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------
   CURRENT LIABILITIES
     Short-term borrowings and current maturities
       of long-term debt                               $ 1,091.9     1,183.9
     Accounts payable                                      393.5       492.8
     Accrued expenses                                      848.8       870.0
     Income taxes                                          289.8       145.9
                                                       ---------     -------
       Total current liabilities                         2,624.0     2,692.6
                                                       ---------     -------
   LONG-TERM DEBT                                          330.7       438.0
                                                       ---------     -------
   OTHER LIABILITIES                                       878.4       768.8
                                                       ---------     -------
   STOCKHOLDERS' EQUITY
     Preferred stock of $2.50 par value per share.
       Authorized 5,400,000 shares; issued - none              -           -
     Common stock of $1 par value per share.
       Authorized 400,000,000 shares; issued
       238,338,503 shares and 238,338,503 shares           238.3       238.3
     Additional paid-in capital                                -         4.1
     Retained earnings                                   4,272.7     4,182.5
     Cumulative translation adjustments                    (97.6)      (69.1)
     Cost of common stock in treasury, 13,884,153
       shares and 13,575,263 shares                       (468.3)     (440.7)
                                                       ---------     -------
       Total stockholders' equity                        3,945.1     3,915.1
                                                       ---------     -------
                                                       $ 7,778.2     7,814.5
                                                       =========     =======
   See accompanying notes to consolidated financial statements.
                EMERSON ELECTRIC CO. AND SUBSIDIARIES                 FORM 10-Q
                CONSOLIDATED STATEMENTS OF CASH FLOWS
            THREE MONTHS ENDED DECEMBER 31, 1993 AND 1992
                  (Dollars in millions; unaudited)
                                                                1993      1992
                                                             ---------  -------
 OPERATING ACTIVITIES
   Net earnings                                              $   178.0    163.2
   Adjustments to reconcile net earnings to net cash
     provided by operating activities:
       Depreciation and amortization                              82.9     85.3
       Changes in operating working capital                      (66.5)  (122.6)
       Cumulative effect of change in accounting principle       115.9        -
       Gain on sale of business and other non-recurring items   (192.0)       -
       Income taxes payable on sale of business and other         76.3      4.1
                                                             ---------  -------
         Net cash provided by operating activities               194.6    130.0
                                                             ---------  -------
 INVESTING ACTIVITIES
   Capital expenditures                                          (67.2)   (51.5)
   Purchases of businesses, net of cash and
     equivalents acquired                                         (1.9)(1,253.7)
   Proceeds from divestiture of business                         300.9        -
   Other                                                           4.9     47.8
                                                             ---------  -------
         Net cash provided by (used in) investing activities     236.7 (1,257.4)
                                                             ---------  -------
 FINANCING ACTIVITIES
   Net increase (decrease) in short-term borrowings
     with maturities of 90 days or less                         (412.8) 1,461.2
   Proceeds from short-term borrowings                           227.6        -
   Principal payments on short-term borrowings                       -    (97.9)
   Dividends paid                                                (87.7)   (81.0)
   Other                                                         (63.4)    (1.7)
                                                             ---------  -------
         Net cash provided by (used in) financing activities    (336.3) 1,280.6
                                                             ---------  -------
 Effect of exchange rate changes on cash and equivalents          (2.2)   (10.9)
                                                             ---------  -------
 INCREASE IN CASH AND EQUIVALENTS                                 92.8    142.3

 Beginning cash and equivalents                                  101.9     80.2
                                                             ---------  -------
 ENDING CASH AND EQUIVALENTS                                 $   194.7    222.5
                                                             =========  =======
 CHANGES IN OPERATING WORKING CAPITAL
   Receivables                                               $    (6.8)    31.1
   Inventories                                                     9.4      (.9)
   Other current assets                                           10.2      7.3
   Accounts payable                                              (76.2)   (89.2)
   Accrued expenses                                              (56.7)   (98.9)
   Income taxes                                                   53.6     28.0
                                                             ---------  -------
                                                             $   (66.5)  (122.6)
                                                             =========  =======

 See accompanying notes to consolidated financial statements.

      EMERSON ELECTRIC CO. AND SUBSIDIARIES                            FORM 10-Q

      Notes to Consolidated Financial Statements


      1. The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation of the results for the interim periods presented. The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required by generally accepted accounting principles. For further information refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended
          September 30, 1993.

      2.  Other Financial Information
          (Dollars in millions; unaudited)

                                                  December 31,  September 30,
          Inventories                                 1993           1993
          -----------                              ---------       -------
          Finished products                        $   448.7         484.6
          Raw materials and work in process            799.8         813.7
                                                   ---------       -------
                                                   $ 1,248.5       1,298.3
                                                   =========       =======

                                                  December 31,  September 30,
          Property, plant and equipment, net          1993           1993
          ----------------------------------       ---------       -------
          Property, plant and equipment, at cost   $ 3,544.2       3,586.6
          Less accumulated depreciation              1,707.1       1,706.5
                                                   ---------       -------
                                                   $ 1,837.1       1,880.1
                                                   =========       =======

      3. The Company has guaranteed performance under certain contracts related to the government and defense businesses distributed to stockholders in 1990, and has effectively guaranteed 50 percent of the indebtedness of a joint venture. For further information, refer to the Company's 1993 Annual Report on Form 10-K.

      4. The Company sponsors unfunded postretirement benefit plans (primarily health care) for U.S. retirees and their dependents. Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions"(OPEB), which requires that OPEB costs be accrued over the service lives of employees. The Company elected to immediately recognize the transition obligation arising from service prior to adoption as a cumulative effect of change in accounting principle of $115.9 million (net of $74.1 million in related income tax benefits). The statement will not have a material impact on the Company's ongoing results of operations.

      EMERSON ELECTRIC CO. AND SUBSIDIARIES                           FORM 10-Q

          As of October 1, 1993, the Company's accumulated postretirement benefit obligation, including amounts previously accrued in accordance with APB No. 16, was $296 million, consisting of $177 million for retirees, $27 million for fully eligible active plan participants and $92 million for other active plan participants. The assumed discount rate used in measuring the obligation was 7.25 percent; the assumed health care cost trend rate was 12.0 percent in 1994, declining to 5.0 percent in the year 2008. A one-percentage-point increase in the assumed health care cost trend rate for each year would increase the obligation by approximately 7 percent.

      5. On December 14, 1993, the Company completed the sale of the Aerospace unit (Aero) of its Rosemount Inc. subsidiary (fiscal 1993 sales of approximately $130 million) for $301 million. The transaction resulted in a pretax gain of $242 million. The net earnings impact of this gain was substantially offset by a charge for the shutdown of facilities and other non-recurring items of $50 million and the adoption of SFAS No. 106.



      Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

      Results of Operations

      Sales, net earnings and earnings per share for the first quarter of fiscal 1994 were the highest for any first quarter in the Company's history.

      Net sales for the quarter ended December 31, 1993 were $2,009.5 million, up 1.3 percent over net sales of $1,983.8 million for the quarter ended December 31, 1992. Domestic sales were up over 7 percent compared to the first quarter of 1993, with all businesses reporting domestic sales increases. Excluding the impact of unfavorable exchange rates of approximately $50 million, sales of non-U.S. subsidiaries declined moderately due to continued weakness in Europe and Japan. Total export sales increased approximately 8 percent.

      Sales of the Appliance and Construction-Related segment increased moderately compared to the first quarter of 1993 as strong end market demand resulted in the appliance components and fractional motors businesses achieving double-digit sales gains. Sales in the heating, ventilating and air conditioning business were up slightly as strong domestic gains were offset by weak markets in Europe and Japan. The consolidated tools business was up modestly while the unconsolidated tool joint ventures experienced strong sales growth.

      In the Commercial and Industrial segment, sales decreased modestly compared to the first quarter of the prior year. Excluding the impact of unfavorable exchange rates, sales of the segment increased slightly. Sales of the underlying process control and industrial motors and drives businesses were flat, excluding the effects of the stronger dollar, as domestic sales gains offset declines in non-U.S. subsidiary sales.

      EMERSON ELECTRIC CO. AND SUBSIDIARIES                           FORM 10-Q

      Sales of the industrial components and equipment business were up slightly due to improved domestic demand. Sales in the computer support products business rose moderately due to continued improvement in domestic and Asia-Pacific markets and new product sales.

      Cost of sales for the first quarter was $1,303.4 million or 64.9 percent of sales, compared with $1,296.2 million, or 65.3 percent of sales, for the first quarter of 1993. Selling, general and administrative expenses for the three months ended December 31, 1993 were $396.5 million, or 19.7 percent of sales, compared to $392.1 million, or 19.8 percent of sales for the same period a year ago. The first quarter consolidated profit margins improved from the prior year as a result of ongoing commitments to cost reduction efforts and productivity improvement programs. Interest expense decreased $6.0 million reflecting the reduction of debt.

      Earnings in 1994 included a gain on sale of business which was substantially offset by a charge for the shutdown of facilities and other non-recurring items and the adoption of SFAS No. 106 (see notes 4 and 5).

      Financial Condition

      A comparison of key elements of the Company's financial condition at the end of the first quarter as compared to the end of the prior fiscal year follows:


                                     December 31,     September 30,
                                         1993             1993
                                       --------         --------
      Working capital (in millions)      $488.8            381.7
      Current ratio                    1.2 to 1         1.1 to 1
      Total debt to total capital         26.5%            29.3%
      Net debt to net capital             23.7%            27.9%


      The Company's interest coverage ratio (earnings before income taxes, non-recurring items and interest expense, divided by interest expense) was 12.4 times for the quarter ended December 31, 1993 compared to 9.4 times for the same period one year earlier.

      Cash and equivalents increased by $92.8 million during the three months ended December 31, 1993. The proceeds received from the Aero divestiture of $300.9 million and cash flow provided by operating activities of $194.6 million were primarily used to reduce debt by $190.1 million, pay dividends of $87.7 million and fund capital expenditures of $67.2 million. The income taxes related to the Aero divestiture will be paid in the second quarter of 1994.

      The Company is in a strong financial position, continues to generate strong operating cash flow, and has the resources available for reinvestment in existing businesses, strategic acquisitions and managing the capital structure.

      EMERSON ELECTRIC CO. AND SUBSIDIARIES                           FORM 10-Q


                          PART II. OTHER INFORMATION


      Item 6.  Exhibits and Reports on Form 8-K.

      (a)  Exhibits.  None.

      (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended December 31, 1993.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    EMERSON ELECTRIC CO.


      Date: February 14, 1994    By /s/ Walter J. Galvin
                                    -----------------------
                                    Walter J. Galvin
                                    Senior Vice President - Finance
                                    and Chief Financial Officer

                                    (on behalf of the registrant and
                                    as Chief Financial Officer)