Form 10-Q
period 1994-03-31
EMERSON ELECTRIC CO
filed 1994-05-11
CIK 32604

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                           ______________________

                                  FORM 10-Q



    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 1994

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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )



      Common stock outstanding at March 31, 1994:  224,211,792 shares.

                         PART I.  FINANCIAL INFORMATION               FORM 10-Q
                         Item 1.  Financial Statements.

                    EMERSON ELECTRIC CO. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS
          THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 1994 AND 1993
          (Dollars in millions except per share amounts; unaudited)




                                        Three Months           Six Months
                                    --------------------  --------------------
                                      1994       1993       1994       1993
                                    ---------  ---------  ---------  ---------

 Net sales                          $ 2,116.5    2,056.7    4,126.0    4,040.5
                                    ---------  ---------  ---------  ---------
 Costs and expenses:
   Cost of sales                      1,370.8    1,342.3    2,674.2    2,638.5
   Selling, general and
     administrative expenses            406.4      396.9      802.9      789.0
   Interest expense                      22.0       30.4       46.4       60.8
   Gain on sale of business and
     other non-recurring items              -          -     (192.0)         -
   Other deductions, net                 12.3        7.2       20.1       15.3
                                    ---------  ---------  ---------  ---------
     Total costs and expenses         1,811.5    1,776.8    3,351.6    3,503.6
                                    ---------  ---------  ---------  ---------
 Earnings before income taxes and
   cumulative effect of change in
   accounting principle                 305.0      279.9      774.4      536.9

 Income taxes                           110.7      102.2      286.2      196.0
                                    ---------  ---------  ---------  ---------
 Earnings before cumulative effect
   of change in accounting principle    194.3      177.7      488.2      340.9

 Cumulative effect of change in
   accounting for postretirement
   benefits ($190.0 million less
   income tax benefit of
   $74.1 million)                           -          -     (115.9)         -
                                    ---------  ---------  ---------  ---------
 Net earnings                       $   194.3      177.7      372.3      340.9
                                    =========  =========  =========  =========




 See accompanying notes to consolidated financial statements.
 ___________________________________________________________________________

 NOTE: Including the pretax impact of the cumulative effect of accounting change, earnings before income taxes would have been $584.4 million for the six months ended March 31, 1994 compared to $536.9 million for the same period of the prior year.

                    EMERSON ELECTRIC CO. AND SUBSIDIARIES             FORM 10-Q
               CONSOLIDATED STATEMENTS OF EARNINGS (Continued)
           THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 1994 AND 1993
           (Dollars in millions except per share amounts; unaudited)


                                        Three Months           Six Months
                                    --------------------  --------------------
                                      1994       1993       1994       1993
                                    ---------  ---------  ---------  ---------
Per common share:
- - -----------------
Earnings before cumulative effect
  of change in accounting principle $     .87        .79       2.18       1.52

Cumulative effect of change in
  accounting for postretirement
  benefits                                  -          -       (.52)         -
                                    ---------  ---------  ---------  ---------
Earnings per common share           $     .87        .79       1.66       1.52
                                    =========  =========  =========  =========

Cash dividends per common share     $     .39        .36        .78        .72
                                    =========  =========  =========  =========


Average number of shares used in
  computing earnings per common
  share (in thousands)                224,166    225,115    224,457    224,947
                                    =========  =========  =========  =========


























 See accompanying notes to consolidated financial statements.

                       EMERSON ELECTRIC CO. AND SUBSIDIARIES          FORM 10-Q
                            CONSOLIDATED BALANCE SHEETS
             (Dollars in millions except per share amounts; unaudited)

                                                       March 31,  September 30,
                ASSETS                                   1994         1993
                ------                                 ---------     -------
   CURRENT ASSETS
     Cash and equivalents                              $   191.1       101.9
     Receivables, less allowances of $37.9 and $35.7     1,519.2     1,392.1
     Inventories                                         1,272.5     1,298.3
     Other current assets                                  289.4       282.0
                                                       ---------     -------
       Total current assets                              3,272.2     3,074.3
                                                       ---------     -------
   PROPERTY, PLANT AND EQUIPMENT, NET                    1,851.1     1,880.1
                                                       ---------     -------
   OTHER ASSETS
     Excess of cost over net assets of purchased
       businesses                                        1,812.9     1,834.3
     Other                                               1,024.7     1,025.8
                                                       ---------     -------
       Total other assets                                2,837.6     2,860.1
                                                       ---------     -------
                                                       $ 7,960.9     7,814.5
                                                       =========     =======
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
   CURRENT LIABILITIES
     Short-term borrowings and current maturities
       of long-term debt                               $ 1,246.9     1,183.9
     Accounts payable                                      470.9       492.8
     Accrued expenses                                      880.5       870.0
     Income taxes                                          110.1       145.9
                                                       ---------     -------
       Total current liabilities                         2,708.4     2,692.6
                                                       ---------     -------
   LONG-TERM DEBT                                          321.9       438.0
                                                       ---------     -------
   OTHER LIABILITIES                                       888.5       768.8
                                                       ---------     -------
   STOCKHOLDERS' EQUITY
     Preferred stock of $2.50 par value per share.
       Authorized 5,400,000 shares; issued - none              -           -
     Common stock of $1 par value per share.
       Authorized 400,000,000 shares; issued
       238,338,503 shares and 238,338,503 shares           238.3       238.3
     Additional paid-in capital                                -         4.1
     Retained earnings                                   4,379.7     4,182.5
     Cumulative translation adjustments                    (86.8)      (69.1)
     Cost of common stock in treasury, 14,126,711
       shares and 13,575,263 shares                       (489.1)     (440.7)
                                                       ---------     -------
       Total stockholders' equity                        4,042.1     3,915.1
                                                       ---------     -------
                                                       $ 7,960.9     7,814.5
                                                       =========     =======
   See accompanying notes to consolidated financial statements.
                EMERSON ELECTRIC CO. AND SUBSIDIARIES                 FORM 10-Q
                CONSOLIDATED STATEMENTS OF CASH FLOWS
               SIX MONTHS ENDED MARCH 31, 1994 AND 1993
                  (Dollars in millions; unaudited)
                                                              1994      1993
                                                            ---------  -------
OPERATING ACTIVITIES
  Net earnings                                              $   372.3    340.9
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation and amortization                             169.2    174.7
      Changes in operating working capital                     (184.0)  (189.2)
      Cumulative effect of change in accounting principle       115.9        -
      Gain on sale of business and other non-recurring
        items, net of income taxes                             (117.1)       -
      Income taxes paid on sale of business                    (101.7)       -
      Other                                                      (4.5)     3.5
                                                            ---------  -------
        Net cash provided by operating activities               250.1    329.9
                                                            ---------  -------
INVESTING ACTIVITIES
  Capital expenditures                                         (132.6)  (121.7)
  Purchases of businesses, net of cash and
    equivalents acquired                                        (21.7)(1,254.6)
  Proceeds from divestiture of business                         301.3        -
  Other                                                           4.1     63.4
                                                            ---------  -------
        Net cash provided by (used in) investing activities     151.1 (1,312.9)
                                                            ---------  -------
FINANCING ACTIVITIES
  Net increase (decrease) in short-term borrowings
    with maturities of 90 days or less                         (195.4) 1,294.7
  Proceeds from short-term borrowings                           227.6     74.7
  Principal payments on short-term borrowings                   (65.0)   (98.0)
  Dividends paid                                               (175.1)  (162.0)
  Other                                                        (102.7)    23.3
                                                            ---------  -------
        Net cash provided by (used in) financing activities    (310.6) 1,132.7
                                                            ---------  -------
Effect of exchange rate changes on cash and equivalents          (1.4)   (13.3)
                                                            ---------  -------
INCREASE IN CASH AND EQUIVALENTS                                 89.2    136.4

Beginning cash and equivalents                                  101.9     80.2
                                                            ---------  -------
ENDING CASH AND EQUIVALENTS                                 $   191.1    216.6
                                                            =========  =======
CHANGES IN OPERATING WORKING CAPITAL
  Receivables                                               $  (133.8)   (94.9)
  Inventories                                                    (3.5)     7.2
  Other current assets                                           26.3      9.0
  Accounts payable                                               (2.5)   (29.2)
  Accrued expenses                                              (45.3)   (72.7)
  Income taxes                                                  (25.2)    (8.6)
                                                            ---------  -------
                                                            $  (184.0)  (189.2)
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

      2.  Other Financial Information
          (Dollars in millions; unaudited)

                                                    March 31,   September 30,
          Inventories                                 1994           1993
          -----------                              ---------       -------
          Finished products                        $   456.0         484.6
          Raw materials and work in process            816.5         813.7
                                                   ---------       -------
                                                   $ 1,272.5       1,298.3
                                                   =========       =======

                                                    March 31,   September 30,
          Property, plant and equipment, net          1994           1993
          ----------------------------------       ---------       -------
          Property, plant and equipment, at cost   $ 3,617.9       3,586.6
          Less accumulated depreciation              1,766.8       1,706.5
                                                   ---------       -------
                                                   $ 1,851.1       1,880.1
                                                   =========       =======

      3. The Company has guaranteed performance under certain contracts related to the government and defense businesses distributed to stockholders in 1990, and has effectively guaranteed 50 percent of the indebtedness of a joint venture. For further information, refer to the Company's 1993 Annual Report on Form 10-K.

      4. On December 14, 1993, the Company sold the Aerospace unit (Aero) of its Rosemount Inc. subsidiary (fiscal 1993 sales of approximately $130 million) for $301 million. The transaction resulted in a pretax gain of $242 million. The net earnings impact of this gain was substantially offset in the first quarter by a charge for the shutdown of facilities and other non-recurring items ($50 million pretax impact) and the adoption of SFAS No. 106 (see note 5).

          Excluding income taxes paid on the Aero divestiture ($101.7 million), cash flow provided by operating activities would have been $351.8 million compared to $329.9 million for the same period of the prior year.

      EMERSON ELECTRIC CO. AND SUBSIDIARIES                           FORM 10-Q

      5. Effective October 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", which requires that these costs be accrued over the service lives of employees. The Company recognized the transition obligation arising from service prior to adoption in the first quarter as a cumulative effect of change in accounting principle of $115.9 million (net of $74.1 million in related income tax benefits). The statement will not have a material impact on the Company's ongoing results of operations.

      Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

      Results of Operations

      Sales, net earnings and earnings per share for the second quarter and first six months of fiscal 1994 were the highest for any quarter and first six-month period in the Company's history.

      Net sales were $2,116.5 million for the quarter ended March 31, 1994, up 2.9 percent over net sales of $2,056.7 million for the quarter ended March 31, 1993, and $4,126.0 million for the six months ended March 31, 1994, up 2.1 percent over net sales of $4,040.5 million for the same period a year ago. Consolidated sales in 1994 were affected by unfavorable foreign exchange rates, the Aero divestiture and several minor acquisitions. Orders grew faster than sales in each business during the quarter.

      Underlying domestic sales increased over 5 percent from the second quarter of the prior year as all businesses reported increased domestic sales despite unfavorable weather conditions. Excluding the effects of foreign exchange, underlying non-U.S. subsidiary sales increased slightly. Export sales experienced double-digit sales growth.

      Sales of the Appliance and Construction-Related segment increased solidly compared to the second quarter of 1993. The appliance components business reported a double-digit sales increase due to an acquisition and continued strong end market demand. The fractional motors business experienced solid sales gains as its European subsidiary reported a double-digit sales increase at constant exchange rates. Sales of the heating, ventilating and air conditioning business rose moderately due to penetration gains at domestic original equipment manufacturers. Consolidated tool business sales increased modestly, while the unconsolidated tool joint ventures experienced strong sales growth as shipment of a large number of new products began in the quarter.

      Commercial and Industrial segment sales were up slightly compared to the second quarter of the prior year. The electronics business experienced a strong sales increase led by sales of environmental systems in the U.S. and Asia/Pacific and the continued success of new products. Sales in the underlying process control business rose moderately due to improved demand in international markets. Sales of the industrial components and equipment business rose slightly, as domestic gains were partially offset by international weakness. Sales of the industrial motors and drives business were up slightly, excluding the effects of foreign exchange.

      EMERSON ELECTRIC CO. AND SUBSIDIARIES                           FORM 10-Q

      Cost of sales for the second quarter was $1,370.8 million or 64.8 percent of sales, compared with $1,342.3 million, or 65.3 percent of sales, for the second quarter of 1993. Costs of sales for the six months ended
      March 31, 1994 was $2,674.2 million or 64.8 percent of sales, compared to $2,638.5 million, or 65.3 percent of sales for the same period a year ago. Selling, general and administrative expenses for the three months ended March 31, 1994 were $406.4 million, or 19.2 percent of sales, compared to $396.9 million, or 19.3 percent of sales for the same period a year ago. For the first six months of 1994, selling, general and administrative expenses were $802.9 million or 19.5 percent of sales, compared to $789.0 million, or 19.5 percent of sales for the same period in 1993.

      The second quarter consolidated profit margins improved from the prior year as the result of ongoing commitment to cost reduction efforts and productivity improvement programs. Interest expense for the second quarter decreased by $8.4 million compared to the prior year due to continued strong cash flow.

      Earnings in the first quarter of 1994 included a gain on sale of business which was substantially offset by a charge for the shutdown of facilities and other non-recurring items and the adoption of SFAS No. 106 (see notes 4 and 5).

      Financial Condition

      A comparison of key elements of the Company's financial condition at the end of the second quarter as compared to the end of the prior fiscal year follows:

                                       March 31,      September 30,
                                         1994             1993
                                       --------         --------
      Working capital (in millions)      $563.8            381.7
      Current ratio                    1.2 to 1         1.1 to 1
      Total debt to total capital          28.0%            29.3%
      Net debt to net capital              25.4%            27.9%

      The Company's interest coverage ratio (earnings before income taxes, non-recurring items and interest expense, divided by interest expense) was 13.6 times for the six months ended March 31, 1994 compared to 9.8 times for the same period one year earlier.

      Cash and equivalents increased by $89.2 million during the six months ended March 31, 1994. Operating cash flow and proceeds from the Aero divestiture ($199.6 million net of income taxes) were primarily used to pay dividends of $175.1 million, fund capital expenditures of $132.6 million and manage the capital structure.

      The Company is in a strong financial position, continues to generate strong operating cash flow, and has the resources available for reinvestment in existing businesses, strategic acquisitions and managing the capital structure.

      EMERSON ELECTRIC CO. AND SUBSIDIARIES                           FORM 10-Q


                          PART II. OTHER INFORMATION


      Item 4.   Submission of Matters to a Vote of Security Holders

      The Annual Meeting of Stockholders was held on February 1, 1994. The directors listed in the Notice of Annual Meeting of Stockholders dated December 16, 1993 were elected for terms ending in 1997 with voting for each as follows:

           DIRECTOR                             FOR               WITHHELD
           --------                         -----------           ---------
           L.L. Browning, Jr.               197,018,347           1,905,123
           A.A. Busch III                   197,225,096           1,698,374
           R.B. Horton                      197,183,437           1,740,033
           G.A. Lodge                       197,034,604           1,888,866
           V.R. Loucks, Jr.                 196,453,491           2,469,979



      Item 6.  Exhibits and Reports on Form 8-K.

      (a)  Exhibits.  None.

      (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended March 31, 1994.



                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    EMERSON ELECTRIC CO.


      Date: May 11, 1994         By /s/ Walter J. Galvin
                                    -----------------------
                                    Walter J. Galvin
                                    Senior Vice President - Finance
                                    and Chief Financial Officer

                                    (on behalf of the registrant and as
                                    Principal Financial Officer)