Form 10-Q
period 1994-06-30
EMERSON ELECTRIC CO
filed 1994-08-12
CIK 32604

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                           ______________________

                                  FORM 10-Q



    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 1994

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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )



      Common stock outstanding at June 30, 1994:  224,002,109 shares.






                                       1

                         PART I.  FINANCIAL INFORMATION               FORM 10-Q
                         Item 1.  Financial Statements.

                    EMERSON ELECTRIC CO. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS
          THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 1994 AND 1993
          (Dollars in millions except per share amounts; unaudited)




                                        Three Months           Nine Months
                                    --------------------  --------------------
                                      1994       1993       1994       1993
                                    ---------  ---------  ---------  ---------

 Net sales                          $ 2,243.7    2,092.1    6,369.7    6,132.6
                                    ---------  ---------  ---------  ---------
 Costs and expenses:
   Cost of sales                      1,459.7    1,356.4    4,133.9    3,994.9
   Selling, general and
     administrative expenses            422.2      404.1    1,225.1    1,193.1
   Interest expense                      21.8       29.3       68.2       90.1
   Gain on sale of business and
     other non-recurring items              -          -     (192.0)         -
   Other deductions, net                 13.5        7.5       33.6       22.8
                                    ---------  ---------  ---------  ---------
     Total costs and expenses         1,917.2    1,797.3    5,268.8    5,300.9
                                    ---------  ---------  ---------  ---------
 Earnings before income taxes and
   cumulative effect of change in
   accounting principle                 326.5      294.8    1,100.9      831.7

 Income taxes                           118.5      107.6      404.7      303.6
                                    ---------  ---------  ---------  ---------
 Earnings before cumulative effect
   of change in accounting principle    208.0      187.2      696.2      528.1

 Cumulative effect of change in
   accounting for postretirement
   benefits ($190.0 less income
   tax benefit of $74.1)                    -          -     (115.9)         -
                                    ---------  ---------  ---------  ---------
 Net earnings                       $   208.0      187.2      580.3      528.1
                                    =========  =========  =========  =========




 See accompanying notes to consolidated financial statements.
 ___________________________________________________________________________

 NOTE: Including the pretax impact of the cumulative effect of accounting change, earnings before income taxes would have been $910.9 million for the nine months ended June 30, 1994 compared to $831.7 million for the same period of the prior year.


                                       2

                    EMERSON ELECTRIC CO. AND SUBSIDIARIES             FORM 10-Q
               CONSOLIDATED STATEMENTS OF EARNINGS (Continued)
           THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 1994 AND 1993
           (Dollars in millions except per share amounts; unaudited)


                                        Three Months           Nine Months
                                    --------------------  --------------------
                                      1994       1993       1994       1993
                                    ---------  ---------  ---------  ---------
Per common share:
- - -----------------
Earnings before cumulative effect
  of change in accounting principle $     .93        .83       3.11       2.35

Cumulative effect of change in
  accounting for postretirement
  benefits                                  -          -       (.52)         -
                                    ---------  ---------  ---------  ---------
Earnings per common share           $     .93        .83       2.59       2.35
                                    =========  =========  =========  =========

Cash dividends per common share     $     .39        .36       1.17       1.08
                                    =========  =========  =========  =========


Average number of shares used in
  computing earnings per common
  share (in thousands)                224,083    225,206    224,332    225,033
                                    =========  =========  =========  =========


























 See accompanying notes to consolidated financial statements.

                                       3

                       EMERSON ELECTRIC CO. AND SUBSIDIARIES          FORM 10-Q
                            CONSOLIDATED BALANCE SHEETS
             (Dollars in millions except per share amounts; unaudited)

                                                       June 30,  September 30,
                ASSETS                                   1994         1993
                ------                                 ---------     -------
   CURRENT ASSETS
     Cash and equivalents                              $   219.4       101.9
     Receivables, less allowances of $40.4 and $35.7     1,617.1     1,392.1
     Inventories                                         1,320.3     1,298.3
     Other current assets                                  281.6       282.0
                                                       ---------     -------
       Total current assets                              3,438.4     3,074.3
                                                       ---------     -------
   PROPERTY, PLANT AND EQUIPMENT, NET                    1,879.7     1,880.1
                                                       ---------     -------
   OTHER ASSETS
     Excess of cost over net assets of purchased
       businesses                                        1,827.5     1,834.3
     Other                                               1,042.3     1,025.8
                                                       ---------     -------
       Total other assets                                2,869.8     2,860.1
                                                       ---------     -------
                                                       $ 8,187.9     7,814.5
                                                       =========     =======
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
   CURRENT LIABILITIES
     Short-term borrowings and current maturities
       of long-term debt                               $ 1,182.9     1,183.9
     Accounts payable                                      527.7       492.8
     Accrued expenses                                      938.2       870.0
     Income taxes                                          116.4       145.9
                                                       ---------     -------
       Total current liabilities                         2,765.2     2,692.6
                                                       ---------     -------
   LONG-TERM DEBT                                          317.8       438.0
                                                       ---------     -------
   OTHER LIABILITIES                                       916.6       768.8
                                                       ---------     -------
   STOCKHOLDERS' EQUITY
     Preferred stock of $2.50 par value per share.
       Authorized 5,400,000 shares; issued - none              -           -
     Common stock of $1 par value per share.
       Authorized 400,000,000 shares; issued
       238,338,503 shares and 238,338,503 shares           238.3       238.3
     Additional paid-in capital                                -         4.1
     Retained earnings                                   4,498.2     4,182.5
     Cumulative translation adjustments                    (49.3)      (69.1)
     Cost of common stock in treasury, 14,336,394
       shares and 13,575,263 shares                       (498.9)     (440.7)
                                                       ---------     -------
       Total stockholders' equity                        4,188.3     3,915.1
                                                       ---------     -------
                                                       $ 8,187.9     7,814.5
                                                       =========     =======
   See accompanying notes to consolidated financial statements.
                                       4
                EMERSON ELECTRIC CO. AND SUBSIDIARIES                 FORM 10-Q
                CONSOLIDATED STATEMENTS OF CASH FLOWS
               NINE MONTHS ENDED JUNE 30, 1994 AND 1993
                  (Dollars in millions; unaudited)
                                                              1994      1993
OPERATING ACTIVITIES                                        ---------  -------
  Net earnings                                              $   580.3    528.1
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation and amortization                             261.0    264.0
      Changes in operating working capital                     (185.3)  (142.8)
      Cumulative effect of change in accounting principle       115.9        -
      Gain on sale of business and other non-recurring
        items, net of income taxes                             (117.1)       -
      Income taxes paid on sale of business                     (95.8)       -
      Other                                                       1.5     (5.5)
                                                            ---------  -------
        Net cash provided by operating activities               560.5    643.8
                                                            ---------  -------
INVESTING ACTIVITIES
  Capital expenditures                                         (217.0)  (208.7)
  Purchases of businesses, net of cash and
    equivalents acquired                                        (38.6)(1,254.6)
  Proceeds from divestiture of business                         301.3        -
  Other                                                           2.4     58.6
                                                            ---------  -------
        Net cash provided by (used in) investing activities      48.1 (1,404.7)
                                                            ---------  -------
FINANCING ACTIVITIES
  Net increase in short-term borrowings
    with maturities of 90 days or less                           15.2  1,105.1
  Proceeds from short-term borrowings                           227.6     74.7
  Principal payments on short-term borrowings                  (265.0)  (132.7)
  Proceeds from long-term debt                                    1.1    187.8
  Principal payments on long-term debt                         (113.8)   (85.6)
  Net issuances (purchases) of treasury stock                   (98.2)     6.6
  Dividends paid                                               (262.5)  (243.1)
                                                            ---------  -------
        Net cash provided by (used in) financing activities    (495.6)   912.8
                                                            ---------  -------
Effect of exchange rate changes on cash and equivalents           4.5    (13.9)
                                                            ---------  -------
INCREASE IN CASH AND EQUIVALENTS                                117.5    138.0

Beginning cash and equivalents                                  101.9     80.2
                                                            ---------  -------
ENDING CASH AND EQUIVALENTS                                 $   219.4    218.2
                                                            =========  =======
CHANGES IN OPERATING WORKING CAPITAL
  Receivables                                               $  (201.0)   (76.7)
  Inventories                                                   (28.6)    16.8
  Other current assets                                           31.0     22.2
  Accounts payable                                               39.0    (69.3)
  Accrued expenses                                                 .1    (28.0)
  Income taxes                                                  (25.8)    (7.8)
                                                            ---------  -------
                                                            $  (185.3)  (142.8)
                                                            =========  =======
See accompanying notes to consolidated financial statements.
                                       5
   EMERSON ELECTRIC CO. AND SUBSIDIARIES                           FORM 10-Q

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

   2.  Other Financial Information
       (Dollars in millions; unaudited)

                                                 June 30,    September 30,
       Inventories                                 1994           1993
       -----------                              ---------       -------
       Finished products                        $   471.5         484.6
       Raw materials and work in process            848.8         813.7
                                                ---------       -------
                                                $ 1,320.3       1,298.3
                                                =========       =======

                                                 June 30,    September 30,
       Property, plant and equipment, net          1994           1993
       ----------------------------------       ---------       -------
       Property, plant and equipment, at cost   $ 3,730.2       3,586.6
       Less accumulated depreciation              1,850.5       1,706.5
                                                ---------       -------
                                                $ 1,879.7       1,880.1
                                                =========       =======

   3. The Company has guaranteed performance under certain contracts related to the government and defense businesses distributed to stockholders in 1990, and has effectively guaranteed 50 percent of the indebtedness of a joint venture. For further information, refer to the Company's 1993 Annual Report on Form 10-K.

   4. On December 14, 1993, the Company sold the Aerospace unit (Aero) of its Rosemount Inc. subsidiary (fiscal 1993 sales of approximately
       $130 million) for $301 million. The transaction resulted in a pretax gain of $242 million. The net earnings impact of this gain was substantially offset in the first quarter by other non-recurring items ($50 million pretax impact) and the adoption of SFAS No. 106 (see note 5). Other non-recurring items principally consist of severance and related costs arising from relocation of several operations, or workforce reductions, primarily in the Company's European heating, ventilating and air conditioning, and process control businesses.

       Excluding income taxes paid on the Aero divestiture ($95.8 million), cash flow provided by operating activities would have been $656.3 million compared to $643.8 million for the same period of the prior year.

                                       6
   EMERSON ELECTRIC CO. AND SUBSIDIARIES                           FORM 10-Q

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

   Item 2.   Management's Discussion and Analysis of Results of
             Operations and Financial Condition.

   Results of Operations

   Sales, net earnings and earnings per share for the third quarter and first nine months of fiscal 1994 were the highest for any quarter and first nine-month period in the Company's history.

   Net sales were $2,243.7 million for the quarter ended June 30, 1994, up 7.2 percent over net sales of $2,092.1 million for the quarter ended June 30, 1993, and $6,369.7 million for the nine months ended June 30, 1994, up 3.9 percent over net sales of $6,132.6 million for the same period a year ago. Orders grew faster than sales for the second consecutive quarter.

   Domestic sales, excluding acquisitions and divestitures, increased over 11 percent as the Company's businesses continued to benefit from the domestic economic recovery. Underlying non-U.S. subsidiary sales increased approximately 2 percent as subsidiaries in all geographic regions except Japan reported sales growth, while export sales for the quarter increased modestly.

   The Appliance and Construction-Related segment reported a double-digit sales increase compared to the third quarter of 1993. The heating, ventilating and air conditioning business reported the largest sales gain in the quarter, as it experienced a very strong increase in sales due to hot weather and increased market penetration. The appliance components business had a robust sales gain aided by an acquisition and continued strong end market demand. The fractional motor business experienced a double-digit sales increase as the result of strong performances by the appliance, hermetic and specialty divisions. Consolidated tool business sales experienced a nearly double-digit increase, while the unconsolidated tool joint ventures reported robust sales growth due to a strong domestic housing market and successful new product programs.

   Commercial and Industrial segment sales were up slightly compared to the third quarter of the prior year. A double-digit sales increase for the electronics business resulted from continued success of new product programs and geographic expansion efforts. Sales of the industrial components and equipment and industrial motors and drives businesses rose modestly as European markets showed signs of strengthening. Sales in the process control business declined primarily due to the divestiture of Aero.


                                       7
  EMERSON ELECTRIC CO. AND SUBSIDIARIES                             FORM 10-Q

  Cost of sales for the third quarter was $1,459.7 million or 65.1 percent of sales, compared with $1,356.4 million, or 64.8 percent of sales, for the third quarter of 1993. Cost of sales for the nine months ended
  June 30, 1994 was $4,133.9 million, or 64.9 percent of sales, compared to $3,994.9 million, or 65.1 percent of sales for the same period a year ago. Selling, general and administrative expenses for the three months ended June 30, 1994 were $422.2 million, or 18.8 percent of sales, compared to $404.1 million, or 19.3 percent of sales for the same period a year ago. For the first nine months of 1994, selling, general and administrative expenses were $1,225.1 million, or 19.2 percent of sales, compared to $1,193.1 million, or 19.5 percent of sales for the same period in 1993.

  The third quarter consolidated profit margins remained at high levels as the result of ongoing commitment to cost reduction efforts and productivity improvement programs. Interest expense for the third quarter decreased by $7.5 million compared to the prior year due to continued strong cash flow.

  Earnings in the first quarter of 1994 included a gain on sale of business which was substantially offset by other non-recurring items and the adoption of SFAS No. 106 (see notes 4 and 5).

  Financial Condition

  A comparison of key elements of the Company's financial condition at the end of the third quarter as compared to the end of the prior fiscal year follows:

                                  June 30,        September 30,
                                    1994              1993
                                  --------          --------
  Working capital (in millions)     $673.2             381.7
  Current ratio                   1.2 to 1          1.1 to 1
  Total debt to total capital         26.4%             29.3%
  Net debt to net capital             23.4%             27.9%

  The Company's interest coverage ratio (earnings before income taxes, non-recurring items and interest expense, divided by interest expense) was 14.3 times for the nine months ended June 30, 1994 compared to
  10.2 times for the same period one year earlier.

  Cash and equivalents increased by $117.5 million during the nine months ended June 30, 1994. Accounts receivable increased by $225.0 million from September 30, 1993 due primarily to strong sales growth and minor seasonality. Operating cash flow and proceeds from the Aero divestiture ($205.5 million net of income taxes) were primarily used to pay dividends of $262.5 million, fund capital expenditures of $217.0 million and manage the capital structure.

  The Company is in a strong financial position, continues to generate strong operating cash flow, and has the resources available for reinvestment in existing businesses, strategic acquisitions and managing the capital structure.




                                       8

  EMERSON ELECTRIC CO. AND SUBSIDIARIES                            FORM 10-Q

  Item 6.  Exhibits and Reports on Form 8-K.

  (a)  Exhibits.  None.

  (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended June 30, 1994.



                                 SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 EMERSON ELECTRIC CO.


   Date: August 12, 1994    By:  /s/ Walter J. Galvin
                                 -----------------------
                                 Walter J. Galvin
                                 Senior Vice President - Finance
                                 and Chief Financial Officer

                                 (on behalf of the registrant and as
                                 Principal Financial Officer)





























                                       9