Form 10-K
period 1994-09-30
EMERSON ELECTRIC CO
filed 1994-12-22
CIK 32604

                 SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                               FORM 10-K

 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended September 30, 1994
                                 OR
 [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _________________ to __________________

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

 Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange
            Title of each class               on which registered

 Common Stock of $1.00 par value per share    New York Stock Exchange
                                              Chicago Stock Exchange

 Preferred Share Purchase Rights              New York Stock Exchange
                                              Chicago Stock Exchange

 Securities registered pursuant to Section 12(g) of the Act: None

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

 Aggregate market value of the voting stock held by nonaffiliates of the registrant as of close of business on October 31, 1994: $13,495 million.

 Common stock outstanding at October 31, 1994: 223,538,697 shares.

                  Documents Incorporated by Reference

 1. Portions of Emerson Electric Co. 1994 Annual Report to Stockholders (Parts I and II).

 2. Portions of Emerson Electric Co. Notice of 1995 Annual Meeting of the Stockholders and Proxy Statement (Part III).

                                      PART I
 Item 1.  Business
 -----------------

 Emerson was incorporated in Missouri in 1890. Originally engaged in the manufacture and sale of electric motors and fans prior to World War II and aircraft armament items during the war, Emerson's product lines were subsequently expanded through internal growth and acquisitions. Emerson is now engaged principally in the design, manufacture and sale of a broad range of electrical, electromechanical and electronic products and systems.

               -------------------------------

 The products manufactured by the Company are classified into the following industry segments: Commercial and Industrial Components and Systems; and Appliance and Construction-Related Components. Net sales, income before income taxes and accounting change and total assets attributable to each industry segment for the three years ended
 September 30, 1994 are set forth in Note 12 of Notes to Consolidated Financial Statements on page 37 of the 1994 Annual Report, which note is hereby incorporated by reference. Information with respect to acquisition and divestiture activities by Emerson is set forth in Notes 2 and 11 of Notes to Consolidated Financial Statements on pages 31 and 36 of the 1994 Annual Report, respectively, which notes are hereby incorporated by reference.

          COMMERCIAL AND INDUSTRIAL COMPONENTS AND SYSTEMS
          ------------------------------------------------

 The Commercial and Industrial segment includes process control instrumentation, valves and systems; industrial motors and drives; industrial machinery, equipment and components; and electronic products. These products are generally highly engineered, both in product design and manufacturing process. Products of this segment are sold to commercial and industrial distributors and end-users for manufacturing and commercial applications.

 Products used in process industries include various types of instrumentation, valves and control systems for measurement and control of fluid flow. Included are various types of meters such as rotameters, positive displacement meters, magnetic flow meters, turbine meters, direct mass flow meters and laboratory instruments to measure water quality. Other products include solid state telemetering equipment and various types of pressure and vacuum relief valves.
 In addition, Emerson manufactures and sells temperature sensors, pressure sensors and transmitters used to measure and/or control temperature, pressure, level and rate and amount of flow. Also produced are process gas chromatographs, in-situ absorptive oxygen analyzers, infrared gas and trace moisture analyzers, combustion analyzers and systems, and other analyzers which measure pH and conductivity.
 The Company also manufactures and sells sliding stem valves, rotary valves, plastic-lined plug valves, butterfly valves, pressure regulators, and related actuators and controllers.

 Emerson also manufactures electronic measurement and data acquisition equipment for use in industrial processing. In addition, Emerson produces vibratory separating equipment used primarily in the chemical, mining, pharmaceutical, food processing, pulp and paper, ceramic and metal-working markets.

 Beginning with a line of electric motors for industrial and heavy commercial applications, Emerson's products for industrial automation include certain kinds of integral horsepower motors, gear drives, pump motors, alternators and electronic variable speed drives. Emerson also produces electronic uninterruptible power supplies, power conditioning and distribution equipment, modular power systems and environmental control systems used in communications and information processing applications.

 Emerson manufactures and sells components for the transmission and regulation of mechanical power, such as certain kinds of chains, sprockets, sheaves, gears, bearings, couplings and speed reducers, and a line of cam-operated index drives, programmable motion controllers and automation accessories. These products are used primarily in industrial and commercial applications requiring the transmission of mechanical motion or drive systems of various types.

 Emerson also manufactures a line of multi-purpose pressure and solenoid valves, pressure, vacuum and temperature switches, automatic transfer switches, remote control switches and electric power control systems. These products are widely used in the automation of equipment and industrial processes and for the control of emergency electric power.

 Emerson also produces a variety of industrial and commercial ultrasonic products for applications such as cleaning, sealing, welding and flaw detection. Other products include material preparation and microstructure analysis equipment. Emerson also manufactures electric circulation heaters, fluid heat transfer systems and component heating elements.

 Emerson manufactures a broad line of components for current- and noncurrent-carrying electrical distribution devices such as panelboards, receptacles, fittings, cable handling reels and lighting products for use in hazardous and nonhazardous environments.

             APPLIANCE AND CONSTRUCTION-RELATED COMPONENTS
             ---------------------------------------------

 The Appliance and Construction-Related segment consists of fractional horsepower motors; appliance components; heating, ventilating and air conditioning components; and tools. This segment includes components sold to distributors and original equipment manufacturers for inclusion in end-products and systems (ultimately sold through commercial and residential building construction channels); and construction-related products which retain their identity and are sold through distributors to consumers and the professional trades.

 Emerson manufactures and sells a variety of components and systems for refrigeration and comfort control applications, including hermetic and semi-hermetic compressors; hermetic motors and terminals for hermetically sealed compressors; and fractional and sub-fractional horsepower motors for selected appliance, office equipment, ventilating equipment, pump, heater and other motor-driven machine applications. Automatic temperature controls, timers, switches, and thermo-protective devices are manufactured for gas and electric heating systems, refrigeration and air conditioning equipment and various large and small appliances. Emerson also manufactures and sells a variety of electric heating elements and electrostatic air cleaners.

 Emerson manufactures and sells a line of electrical products primarily for the residential markets, including humidifiers, electric waste disposers, hot water dispensers, ventilating equipment and exhaust fans.

 Emerson is a producer of selected professional and hardware tools and service equipment. These products include certain kinds of wrenches, thread cutters, pipe cutters, reamers, vises, pipe and bolt threading machines and sewer and drain cleaning equipment. The principal markets for these professional tools and service equipment include plumbing, heating and air conditioning contractors, construction and maintenance companies, petroleum and gas producers, refiners and processors, and farm and home consumers.

 Emerson also produces a specialized line of light-duty industrial bench power tools, ladders and scaffolding and related accessories. Also produced by Emerson for marketing by a major retailer are shop vacuum cleaners, a line of bench power tools for home workshop use and a line of hand tools including adjustable wrenches, screwdrivers, pliers and chisels.

 PRODUCTION
 ----------

 Emerson utilizes various production operations and methods. The principal production operations are metal stamping, forming, casting, machining, welding, plating, heat treating, painting and assembly.
 In addition, Emerson also uses specialized production operations, including automatic and semiautomatic testing, automated material handling and storage, ferrous and nonferrous machining and special furnaces for heat treating and foundry applications. Management believes the equipment, machinery and tooling used in these processes are of modern design and well maintained.

 RAW MATERIALS AND ENERGY
 ------------------------

 Emerson's major requirements for basic raw materials include steel, copper, cast iron, aluminum and brass and, to a lesser extent, plastics and other petroleum-based chemicals. Emerson has multiple sources of supply for each of its material requirements. The raw materials and various purchased components required for its products have generally been available in sufficient quantities.

 Emerson uses various forms of energy, principally natural gas and electricity, obtained from public utilities. A majority of the plants have the capability of being converted to use alternative sources of energy.

 PATENTS, TRADEMARKS, LICENSES AND FRANCHISES
 --------------------------------------------

 The Company has a number of patents, trademarks, licenses and franchises, none of which is considered material to any segment of its consolidated operations.

 BACKLOG
 -------

 The estimated consolidated order backlog of the Company was $1,546 million and $1,362 million at September 30, 1994 and 1993, respectively. Of the 1994 consolidated year-end backlog amount, $40 million is expected to extend beyond one year. The estimated backlog by industry segment at September 30, 1994 and 1993 follows (dollars in millions):

                                              1994       1993
                                             -------     -----
     Commercial and Industrial               $ 1,000       958
     Appliance and Construction-Related          546       404
                                             -------     -----
            Consolidated Order Backlog       $ 1,546     1,362
                                             =======     =====

 COMPETITION
 -----------

 Emerson's businesses are highly competitive and the methods of competition vary across the industry segments served. Although no single company competes directly with Emerson in all of its product lines, various companies compete in one or more product lines. Some of these companies have substantially greater sales and assets than Emerson. In addition, Emerson competes with many smaller companies.

 RESEARCH AND DEVELOPMENT
 ------------------------

 Costs associated with Company-sponsored research, new product development and product improvement were $298.2 million in 1994, $272.4 million in 1993 and $244.8 million in 1992.

 ENVIRONMENT
 -----------

 Compliance with laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has not had a material effect upon Emerson's capital expenditures, earnings or competitive position. It is not anticipated that Emerson will have material capital expenditures for environmental control facilities during the next fiscal year.

 EMPLOYEES
 ---------

 Emerson and its subsidiaries had an average of approximately 73,900 employees during 1994.

 DOMESTIC AND FOREIGN OPERATIONS
 -------------------------------

 International sales were $3,243 million in 1994, $3,168 million in 1993 and $3,064 million in 1992, including U.S. exports of $589 million, $562 million and $486 million in 1994, 1993 and 1992, respectively. Although there are additional risks attendant to foreign operations, such as nationalization of facilities, currency fluctuations and restrictions on the movement of funds, Emerson's financial position has not been materially affected thereby to date. See Note 12 of Notes to Consolidated Financial Statements on page 37 of the 1994 Annual Report for further information with respect to foreign operations.

 Item 2.  Properties
 -------------------

 At September 30, 1994, Emerson had approximately 270 manufacturing locations worldwide, of which approximately 140 were located in 22 countries outside the United States. Approximately 180 locations are occupied by the Commercial and Industrial segment, and approximately
 90 are occupied by the Appliance and Construction-Related segment.
 The majority of the locations are owned or occupied under capital lease obligations with the remainder occupied under operating leases.
 The Company considers its facilities suitable and adequate for the purposes for which they are used.

 Item 3.  Legal Proceedings
 --------------------------

 Emerson is a party to a number of pending legal proceedings, several of which claim substantial amounts of damages. There are no pending legal proceedings that, in the opinion of management, are expected to be material in relation to the Company's business or financial position.

 Item 4.  Submission of Matters to a Vote of Security Holders
 ------------------------------------------------------------

 There were no matters submitted to a vote of security holders during the quarter ended September 30, 1994.

                    -------------------------------

 Executive Officers of the Registrant

 The following sets forth certain information as of December 1994 with respect to Emerson's executive officers. These officers have been elected or appointed to terms which will expire February 7, 1995:

                                                                First
                                                             Served as
                                                              Officer
        Name                 Position                  Age       In
        ----                 --------                  ---    --------
     C. F. Knight*      Chairman of the Board and
                        Chief Executive Officer         58      1972

     A. E. Suter*       Senior Vice Chairman and
                        Chief Operating Officer         59      1979

     J. J. Adorjan*     President                       55      1975

     R. W. Staley*      Vice Chairman of Emerson and
                        Chief Executive Officer of      59      1975
                        Emerson - Asia Pacific

     W. J. Galvin       Senior Vice President - Finance
                        and Chief Financial Officer     48      1984

     W. W. Withers      Senior Vice President,
                        Secretary and
                        General Counsel                 54      1989

 *Also chairman and/or member of certain committees of the Board of Directors.

 There are no family relationships among any of the executive officers and directors.

 Each of the above has served as an officer or in a supervisory capacity with Emerson for the last five years, except J. J. Adorjan.
 Mr. Adorjan was an Executive Vice President of the Company from October 1983 to July 1987, a Vice Chairman of the Company and Group Vice President of its Government and Defense Group from 1987 until August 1990, and Chairman and Chief Executive Officer of ESCO Electronics Corporation from August 1990 to October 1992, when he was elected President of the Company.

                                PART II

 Item 5.  Market for Registrant's Common Equity and Related Stockholder
 ----------------------------------------------------------------------
          Matters
          --------

 The information regarding the market for the Company's common stock, quarterly market price ranges and dividend payments set forth in Note 13 of Notes to Consolidated Financial Statements on page 38 of the 1994 Annual Report is hereby incorporated by reference. There were approximately 31,800 stockholders at September 30, 1994.

 Item 6.  Selected Financial Data
 --------------------------------

 Years ended September 30
 (Dollars in millions except per share amounts)

                           1994      1993      1992      1991      1990
                        ---------   -------   -------   -------   -------

      Net sales         $ 8,607.2   8,173.8   7,706.0   7,427.0   7,573.4

      Net earnings      $   788.5     708.1     662.9     631.9     613.2

      Earnings
       per common share $    3.52      3.15      2.96      2.83      2.75

      Cash dividends
       per common share $    1.56      1.44      1.38      1.32      1.26

      Long-term debt    $   279.9     438.0     448.0     450.2     496.2

      Total assets      $ 8,215.0   7,814.5   6,627.0   6,364.4   6,376.4

 Income before cumulative effect of change in accounting for postretirement benefits ($115.9 million; $.52 per share) was $904.4 million in 1994. Net earnings in 1994 includes non-recurring items which were substantially offset by the accounting change. See Notes 2, 7 and 11 of Notes to Consolidated Financial Statements on pages 31, 34 and 36 of the 1994 Annual Report for information regarding these items and the Company's acquisition and divestiture activities.

 Item 7.  Management's Discussion and Analysis of Financial Condition
 --------------------------------------------------------------------
          and Results of Operations
          --------------------------

 Narrative discussion appearing in the 1994 Annual Report under "Results of Operations" and "Financial Position, Capital Resources and Liquidity" on pages 20 through 24, is hereby incorporated by reference.

 Item 8.  Financial Statements and Supplementary Data
 ----------------------------------------------------

 The consolidated financial statements of the Company and its subsidiaries on pages 25 through 38 and the report thereon of KPMG Peat Marwick LLP appearing on page 39 of the 1994 Annual Report are hereby incorporated by reference.

  Item 9.  Changes in and Disagreements with Accountants on Accounting
 --------------------------------------------------------------------
          and Financial Disclosure
          ------------------------

 None.

                               PART III

 Item 10.  Directors and Executive Officers of the Registrant
 ------------------------------------------------------------

 Information regarding nominees and directors appearing under "Nominees and Continuing Directors" in the Emerson Electric Co. Notice of Annual Meeting of the Stockholders and Proxy Statement for the February 1995 annual stockholders' meeting (the "1995 Proxy Statement") is hereby incorporated by reference. Information regarding executive officers is set forth in Part I of this report.

 Item 11.  Executive Compensation
 --------------------------------

 Information appearing under "Board of Directors and Committees" and "Executive Compensation" in the 1995 Proxy Statement is hereby incorporated by reference.

 Item 12.  Security Ownership of Certain Beneficial Owners and
 -------------------------------------------------------------
           Management
           ----------

 The information regarding beneficial ownership of shares by nominees and continuing directors and by all directors and executive officers as a group appearing under "Nominees and Continuing Directors" in the 1995 Proxy Statement is hereby incorporated by reference.

 Item 13.  Certain Relationships and Related Transactions
 --------------------------------------------------------

 Information appearing under "Certain Business Relationships" in the 1995 Proxy Statement is hereby incorporated by reference.

                                PART IV

 Item 14.  Exhibits, Financial Statement Schedules, and Reports on
 -----------------------------------------------------------------
           Form 8-K
           --------

 A)   Documents filed as a part of this report:

     1. The consolidated financial statements of the Company and its subsidiaries on pages 25 through 38 and the report thereon of KPMG Peat Marwick LLP appearing on page 39 of the 1994 Annual Report.

     2.   Financial Statement Schedules

              Independent Auditors' Report (page 16)

              I  - Marketable Securities - Other Investments (page 17)

          All other schedules are omitted because they are not required, not applicable or the information is given in the financial statements or notes thereto contained in the 1994 Annual Report.

 3. Exhibits (Listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

     3(a)    Restated Articles of Incorporation of Emerson
             Electric Co., incorporated by reference to Emerson
             Electric Co. 1989 Form 10-K, Exhibit 3(a).

     3(b)    Bylaws of Emerson Electric Co., as amended through
             May 3, 1994, filed herewith.

     4(a)    Indenture dated as of April 17, 1991, between
             Emerson Electric Co. and The Boatmen's National Bank of St. Louis, Trustee, incorporated by reference to Emerson Electric Co. Registration Statement on
             Form S-3, File No. 33-39109, Exhibit 4.1.

             No other long-term debt instruments are filed since the total amount of securities authorized under any such instrument does not exceed 10 percent of the total assets of Emerson Electric Co. and its subsidiaries on a consolidated basis. Emerson Electric Co. agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

     4(b) Rights Agreement dated as of November 1, 1988 between Emerson Electric Co. and Centerre Trust Company of St. Louis, incorporated by reference to Emerson Electric Co. Form 8-K, dated November 1, 1988, Exhibits 1 and 2.

     10(a)* 1974 Non-qualified Stock Option Plan, as amended, incorporated by reference to Emerson Electric Co. 1991 Form 10-K, Exhibit 10(a) and Form 10-Q for the quarter ended December 31, 1992, Exhibit 10(a).

     10(b)* 1982 Incentive Stock Option Plan, as amended, incorporated by reference to Emerson Electric Co.
             1992 Form 10-K, Exhibit 10(b).

     10(c)* Employment Agreement made as of October 1, 1975 and amended January 9, 1987 between Emerson Electric Co. and C. F. Knight, incorporated by reference to Emerson Electric Co. 1987 Form 10-K, Exhibit 10(e).

     10(d)* Employment Agreement made as of September 30, 1992 between Emerson Electric Co. and J. J. Adorjan, incorporated by reference to Emerson Electric Co.
             1992 Form 10-K, Exhibit 10(d).

     10(e)* 1986 Stock Option Plan, as amended, incorporated by reference to Emerson Electric Co. 1992 Form 10-K,
             Exhibit 10(e) and Form 10-Q for the quarter ended
             December 31, 1992, Exhibit 10(b).

     10(f)* 1991 Stock Option Plan, as amended, incorporated by reference to Emerson Electric Co. 1992 Form 10-K,
             Exhibit 10(f) and Form 10-Q for the quarter ended
             December 31, 1992, Exhibit 10(c).

     10(g)* 1988 Incentive Shares plan, incorporated by reference to Emerson Electric Co. 1988 Proxy Statement dated December 18, 1987, Exhibit A, and Form 10-Q for the quarter ended December 31, 1992, Exhibits 10(d) and 10(e), and Amendments No. 3 and No. 4 thereto, incorporated by reference to Emerson Electric Co. 1993 Form 10-K, Exhibit 10(g).

     10(h)* 1993 Incentive Shares Plan, incorporated by reference to Emerson Electric Co. 1993 Proxy
             Statement dated December 16, 1992, Exhibit A, and
             Amendment No. 1 thereto, incorporated by reference to Emerson Electric Co. 1993 Form 10-K, Exhibit 10(h).

     10(i)* Restricted Shares Award Agreement with C. F. Knight dated November 1, 1993, incorporated by reference to Emerson Electric Co. 1993 Form 10-K, Exhibit 10(i).

     10(j)*  Emerson Electric Co. Directors' Continuing
             Compensation Plan, incorporated by reference to Emerson Electric Co. 1987 Form 10-K, Exhibit 10(g).

     10(k)*  Deferred Compensation Plan for Non-Employee
             Directors, as amended, filed herewith.

     10(l)*  Emerson Electric Co. Supplemental Executive
             Retirement Plan, incorporated by reference to Emerson Electric Co. 1989 Form 10-K, Exhibit 10(i).

     10(m)*  Second Amendment to the Supplemental Executive
             Savings Investment Plan, incorporated by reference to Emerson Electric Co. 1991 Form 10-K, Exhibit
             10(j).

     10(n)* Annual Incentive Plan incorporated by reference to Emerson Electric Co. 1995 Proxy Statement dated
             December 14, 1994, Appendix A.

     13      Portions of Emerson Electric Co. Annual Report to
             Stockholders for the year ended September 30, 1994 incorporated by reference herein.

     21      Subsidiaries of Emerson Electric Co.

     23      Independent Auditors' Consent.

     24      Power of Attorney.

     27      Financial Data Schedule

     * Management contract or compensatory plan.

 B)  No reports on Form 8-K were filed during the quarter ended
     September 30, 1994.

                              SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      EMERSON ELECTRIC CO.

                                   By /s/ W. J. Galvin
                                      -------------------
                                      W. J. Galvin
                                      Senior Vice President -
                                      Finance and Chief Financial
                                      Officer (and Principal Accounting
                                      Officer)

 Date:  December 21, 1994

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 21, 1994, by the following persons on behalf of the registrant and in the capacities indicated.

                  Signature                       Title
                  ---------                       -----

                    *
 --------------------------------------- Chairman of the Board and
              C. F. Knight               Chief Executive Officer
                                         and Director

          /s/ W. J. Galvin
 --------------------------------------- Senior Vice President -
              W. J. Galvin               Finance and Chief Financial
                                         Officer (and Principal Accounting
                                         Officer)

                    *
 --------------------------------------- Director
              J. J. Adorjan

                    *
 --------------------------------------- Director
              L. L. Browning, Jr.

                    *
 --------------------------------------- Director
              A. A. Busch III

                    *
 --------------------------------------- Director
              D. C. Farrell

                    *
 --------------------------------------- Director
              J. A. Frates

                         *
 --------------------------------------- Director
              R. B. Horton

                         *
 --------------------------------------- Director
              G. A. Lodge

                         *
 --------------------------------------- Director
              V. R. Loucks, Jr.

                         *
 --------------------------------------- Director
              R. B. Loynd

                         *
 --------------------------------------- Director
              B. A. Schriever

                         *
 --------------------------------------- Director
              R. W. Staley

                         *
 --------------------------------------- Director
              A. E. Suter

                         *
 --------------------------------------- Director
              W. M. Van Cleve

                         *
 --------------------------------------- Director
              E. E. Whitacre, Jr.

                         *
 --------------------------------------- Director
              E. F. Williams, Jr.



 *  By    /s/ W. J. Galvin
        --------------------------------
              W. J. Galvin
              Attorney-in-fact

                     INDEPENDENT AUDITORS' REPORT
                     ----------------------------

 The Board of Directors and Stockholders
 Emerson Electric Co.:

 Under date of November 1, 1994, we reported on the consolidated balance sheets of Emerson Electric Co. and subsidiaries as of September 30, 1994 and 1993, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended September 30, 1994, as contained in the 1994 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1994. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

 In our opinion, this financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


 St. Louis, Missouri                            KPMG PEAT MARWICK LLP
 November 1, 1994

                                                              SCHEDULE I
                                                              ----------



                          EMERSON ELECTRIC CO.
                MARKETABLE SECURITIES - OTHER INVESTMENTS
                          AT SEPTEMBER 30, 1994
                               (Millions)


      NAME OF ISSUER
        AND TITLE     NUMBER OF  COST OF
        OF ISSUE       SHARES     ISSUE    MARKET VALUE     NET BOOK VALUE
     ---------------  --------   -------   ------------     --------------

     Astec (BSR) PLC
       common stock    150.5     $127.4       $199.3            $124.1


     Other Equity Investments                                    285.9
                                                                ------

     Total Equity Investments included in Other Assets
       at September 30, 1994                                    $410.0
                                                                ======

                                INDEX TO EXHIBITS
                                -----------------

   Exhibits are listed by numbers corresponding to the Exhibit Table of
   Item 601 in Regulation S-K.

   Exhibit No.      Exhibit
   -----------      -------

    3(b)            Bylaws, as amended through May 3, 1994

   10(k) Deferred Compensation Plan for Non-Employee Directors, as amended

   13 Portions of Annual Report to Stockholders for the year ended September 30, 1994, incorporated by reference herein

   21               Subsidiaries of Emerson Electric Co.

   23               Independent Auditors' Consent

   24               Power of Attorney

   27               Financial Data Schedule

   See Item 14(A)(3) for a list of exhibits incorporated by reference.