Form 10-Q
period 1994-12-31
EMERSON ELECTRIC CO
filed 1995-02-13
CIK 32604

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                           ______________________

                                  FORM 10-Q



    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                   For the quarterly period ended December 31, 1994

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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )



      Common stock outstanding at December 31, 1994:  223,305,562 shares.

                         PART I.  FINANCIAL INFORMATION               FORM 10-Q
                         Item 1.  Financial Statements.

                    EMERSON ELECTRIC CO. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS
                THREE MONTHS ENDED DECEMBER 31, 1994 AND 1993
           (Dollars in millions except per share amounts; unaudited)

                                                           Three Months Ended
                                                               December 31,
                                                         ---------------------
                                                            1994        1993
                                                         ----------   --------
   Net sales                                             $  2,284.6    2,009.5
                                                         ----------   --------
   Costs and expenses:
     Cost of sales                                          1,492.6    1,303.4
     Selling, general and administrative expenses             440.9      396.5
     Interest expense                                          21.2       24.4
     Gain on sale of business and other
       non-recurring items                                    (34.3)    (192.0)
     Other deductions, net                                      9.9        7.8
                                                         ----------   --------
       Total costs and expenses                             1,930.3    1,540.1
                                                         ----------   --------
   Income before income taxes and cumulative
     effects of changes in accounting principles              354.3      469.4

   Income taxes                                               129.6      175.5
                                                         ----------   --------
   Income before cumulative effects of changes
     in accounting principles                                 224.7      293.9

   Cumulative effects of changes in accounting principles;
     $.10 and $.52 per common share, respectively             (21.3)    (115.9)
                                                         ----------   --------
   Net earnings                                          $    203.4      178.0
                                                         ==========   ========

   Earnings per common share                             $      .91        .79
                                                         ==========   ========

   Cash dividends per common share                       $      .43        .39
                                                         ==========   ========

   Average number of shares used in computing
   earnings per common share (in thousands)                 223,526    224,748
                                                         ==========   ========


   See accompanying notes to consolidated financial statements.
   ___________________________________________________________________________

   NOTE: Including the pretax impact of the cumulative
   effects of accounting changes, income before income
   taxes would have been:                                $    319.3      279.4
                                                         ==========   ========

                       EMERSON ELECTRIC CO. AND SUBSIDIARIES          FORM 10-Q
                            CONSOLIDATED BALANCE SHEETS
             (Dollars in millions except per share amounts; unaudited)

                                                     December 31, September 30,
                ASSETS                                    1994        1994
                ------                                 ---------     -------
   CURRENT ASSETS
     Cash and equivalents                              $   200.0       113.3
     Receivables, less allowances of $45.1 and $42.0     1,597.3     1,542.6
     Inventories                                         1,455.7     1,392.2
     Other current assets                                  306.4       290.1
                                                       ---------     -------
       Total current assets                              3,559.4     3,338.2
                                                       ---------     -------
   PROPERTY, PLANT AND EQUIPMENT, NET                    1,973.0     1,947.3
                                                       ---------     -------
   OTHER ASSETS
     Excess of cost over net assets of purchased
       businesses                                        2,061.7     1,862.9
     Other                                               1,134.2     1,066.6
                                                       ---------     -------
       Total other assets                                3,195.9     2,929.5
                                                       ---------     -------
                                                       $ 8,728.3     8,215.0
                                                       =========     =======
                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------
   CURRENT LIABILITIES
     Short-term borrowings and current maturities
       of long-term debt                               $ 1,350.7       923.3
     Accounts payable                                      523.6       611.4
     Accrued expenses                                      878.4       936.4
     Income taxes                                          230.6       146.2
                                                       ---------     -------
       Total current liabilities                         2,983.3     2,617.3
                                                       ---------     -------
   LONG-TERM DEBT                                          278.0       279.9
                                                       ---------     -------
   OTHER LIABILITIES                                     1,041.6       976.0
                                                       ---------     -------
   STOCKHOLDERS' EQUITY
     Preferred stock of $2.50 par value per share.
       Authorized 5,400,000 shares; issued - none              -           -
     Common stock of $1 par value per share.
       Authorized 400,000,000 shares; issued
       238,338,503 shares and 238,338,503 shares           238.3       238.3
     Retained earnings                                   4,722.5     4,619.1
     Cumulative translation adjustments                      6.7         8.7
     Cost of common stock in treasury, 15,032,941
       shares and 14,752,649 shares                       (542.1)     (524.3)
                                                       ---------     -------
       Total stockholders' equity                        4,425.4     4,341.8
                                                       ---------     -------
                                                       $ 8,728.3     8,215.0
                                                       =========     =======
   See accompanying notes to consolidated financial statements.

                EMERSON ELECTRIC CO. AND SUBSIDIARIES              EXHIBIT I
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            THREE MONTHS ENDED DECEMBER 31, 1994 AND 1993
                  (Dollars in millions; unaudited)
                                                               1994      1993
                                                            ---------  -------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                  $   170.7    194.6

 INVESTING ACTIVITIES
   Capital expenditures                                         (77.7)   (67.2)
   Purchases of businesses, net of cash and
     equivalents acquired                                       (75.2)    (1.9)
   Proceeds from divestitures of businesses                       7.7    300.9
   Other                                                         49.6      4.9
                                                            ---------  -------
         Net cash provided by (used in) investing activities    (95.6)   236.7
                                                            ---------  -------
 FINANCING ACTIVITIES
   Net increase (decrease) in short-term borrowings
     with maturities of 90 days or less                         307.5   (412.8)
   Proceeds from short-term borrowings                           -       227.6
   Principal payments on short-term borrowings                  (27.6)     -
   Principal payments on long-term debt                        (121.9)    (5.5)
   Dividends paid                                               (96.2)   (87.7)
   Other                                                        (46.4)   (57.9)
                                                            ---------  -------
         Net cash provided by (used in) financing activities     15.4   (336.3)
                                                            ---------  -------
 Effect of exchange rate changes on cash and equivalents         (3.8)    (2.2)
                                                            ---------  -------
 INCREASE IN CASH AND EQUIVALENTS                                86.7     92.8

 Beginning cash and equivalents                                 113.3    101.9
                                                            ---------  -------
 ENDING CASH AND EQUIVALENTS                                $   200.0    194.7
                                                            =========  =======


















See accompanying notes to consolidated financial statements.

      EMERSON ELECTRIC CO. AND SUBSIDIARIES                           FORM 10-Q

      Notes to Consolidated Financial Statements


      1. The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation of the results for the interim periods presented. The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required by generally accepted accounting principles. For further information refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended
          September 30, 1994.

      2.  Other Financial Information
          (Dollars in millions; unaudited)

                                                  December 31,  September 30,
          Inventories                                 1994           1994
          -----------                              ---------       -------
          Finished products                        $   530.6         506.5
          Raw materials and work in process            925.1         885.7
                                                   ---------       -------
                                                   $ 1,455.7       1,392.2
                                                   =========       =======

                                                  December 31,  September 30,
          Property, plant and equipment, net          1994           1994
          ----------------------------------       ---------       -------
          Property, plant and equipment, at cost   $ 3,908.8       3,840.7
          Less accumulated depreciation              1,935.8       1,893.4
                                                   ---------       -------
                                                   $ 1,973.0       1,947.3
                                                   =========       =======

      3. The Company has guaranteed performance under certain contracts related to the government and defense businesses distributed to stockholders in 1990, and has effectively guaranteed 50 percent of the indebtedness of a joint venture. For further information, refer to the Company's 1994 Annual Report on Form 10-K.

      4.  Effective October 1, 1994, the Company adopted Statement of
          Financial Accounting Standards (SFAS) No. 112, "Employers'
          Accounting for Postemployment Benefits", which establishes accounting standards for workers' compensation, disability and severance benefits. The Company recognized the obligation as a cumulative effect of change in accounting principle of $21.3 million (net of $13.7 million in related income tax benefits). The statement will not have a material impact on the Company's ongoing results of operations.

      5. In the first quarter of fiscal 1995, the Company purchased F. G. Wilson (Engineering) Ltd., a United Kingdom-based manufacturer of diesel generator sets. The acquisition was financed by issuing $271 million in notes to the sellers.

      EMERSON ELECTRIC CO. AND SUBSIDIARIES                           FORM 10-Q


      6. In December 1994, the Company commenced a tender offer for the remaining common stock of Control Techniques, plc, a United Kingdom-based manufacturer of variable speed drives used for motor applications. The acquisition was completed in the second quarter for a purchase price of approximately $245 million (including approximately $70 million expended in the first quarter).

      Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

      Results of Operations

      Sales, net earnings and earnings per share for the first quarter of fiscal 1995 were the highest for any first quarter in the Company's history.

      Net sales for the quarter ended December 31, 1994 were $2,284.6 million, an increase of 13.7 percent over net sales of $2,009.5 million for the quarter ended December 31, 1993, reflecting continued domestic sales growth and stronger international sales growth. Excluding the favorable impact of currency, underlying international subsidiary sales increased nearly 12 percent, while exports increased 38 percent. All major geographic regions experienced strong sales growth in the quarter.

      The Appliance and Construction-Related segment reported a double-digit sales increase compared to the first quarter of 1994. The largest sales gains were achieved by the heating, ventilating and air conditioning business due to continued strength in domestic end-markets, strengthening international demand, new product acceptance and market penetration. Solid sales gains in the fractional motors and appliance components businesses were achieved due to continued domestic appliance market strength. The consolidated tools business and the unconsolidated tool joint ventures reported strong sales growth.

      The Commercial and Industrial segment also achieved a double-digit sales increase compared to the first quarter of the prior year. Sales of industrial motors and drives and industrial components and equipment reflected robust domestic and international demand. Sales in the electronics business continued to benefit from strong domestic and international markets and the success of new product introductions. Sales of the process business were up moderately due to strengthening international sales.

      Cost of sales for the first quarter was $1,492.6 million or 65.3 percent of sales, compared with $1,303.4 million, or 64.9 percent of sales, for the first quarter of 1994. Selling, general and administrative expenses for the three months ended December 31, 1994 were $440.9 million, or 19.3 percent of sales, compared to $396.5 million, or 19.7 percent of sales for the same period a year ago.
      The first quarter consolidated profit margins remained at high levels as a result of the Company's ongoing commitments to cost reduction efforts and productivity improvement programs across the Company.

      EMERSON ELECTRIC CO. AND SUBSIDIARIES                           FORM 10-Q

      Earnings in the first quarter of fiscal 1995 included a $41.3 million preferential distribution from the S-B Power Tool joint venture which was substantially offset by other non-recurring items and the adoption of SFAS No. 112. Earnings in the first quarter of fiscal 1994 included a gain on the sale of business which was substantially offset by non-recurring items and the adoption of SFAS No. 106 ($115.9 million, net of $74.1 million in related income tax benefits).

      Financial Condition

      A comparison of key elements of the Company's financial condition at the end of the first quarter as compared to the end of the prior fiscal year follows:


                                     December 31,     September 30,
                                         1994             1994
                                       --------         --------
      Working capital (in millions)      $576.1            720.9
      Current ratio                    1.2 to 1         1.3 to 1
      Total debt to total capital         26.9%            21.7%
      Net debt to net capital             24.4%            20.0%


      The Company's interest coverage ratio (earnings before income taxes, non-recurring items and interest expense, divided by interest expense) was 16.1 times for the quarter ended December 31, 1994 compared to 12.4 times for the same period one year earlier.

      Cash and equivalents increased by $86.7 million during the three months ended December 31, 1994. Cash flow provided by operating activities of $170.7 million and an increase in borrowings of $158.7 million were used primarily to pay dividends of $96.2 million, purchase businesses (net of cash and equivalents acquired) for $75.2 million, and fund capital expenditures of $77.7 million. In addition, $271 million of notes were issued to the sellers to finance the F. G. Wilson acquisition.

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

      EMERSON ELECTRIC CO. AND SUBSIDIARIES                           FORM 10-Q


                          PART II. OTHER INFORMATION


      Item 6.  Exhibits and Reports on Form 8-K.

      (a) Exhibits (Listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

           27  Financial Data Schedule.

      (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended December 31, 1994.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    EMERSON ELECTRIC CO.


      Date: February 13, 1995   By  /s/ Walter J. Galvin
                                    -----------------------
                                    Walter J. Galvin
                                    Senior Vice President - Finance
                                    and Chief Financial Officer

                                    (on behalf of the registrant and
                                    as Chief Financial Officer)