Form 10-Q
period 1995-03-31
EMERSON ELECTRIC CO
filed 1995-05-12
CIK 32604

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                           ______________________

                                  FORM 10-Q



    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 1995

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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )



      Common stock outstanding at March 31, 1995:  223,405,079 shares.

                         PART I.  FINANCIAL INFORMATION               FORM 10-Q
                         Item 1.  Financial Statements.

                    EMERSON ELECTRIC CO. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS
           THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 1995 AND 1994
           (Dollars in millions except per share amounts; unaudited)

                                         Three Months           Six Months
                                     --------------------   -------------------
                                        1995       1994       1995       1994
                                     ---------   --------   --------   --------

   Net sales                         $ 2,514.1    2,116.5    4,798.7    4,126.0
                                     ---------   --------   --------   --------
   Costs and expenses:
     Cost of sales                     1,635.2    1,370.8    3,127.8    2,674.2
     Selling, general and
       administrative expenses           476.4      406.4      917.3      802.9
     Interest expense                     27.8       22.0       49.0       46.4
     Gain on sale of business
       and other non-recurring items         -          -      (34.3)    (192.0)
     Other deductions, net                18.2       12.3       28.1       20.1
                                     ---------   --------   --------   --------
       Total costs and expenses        2,157.6    1,811.5    4,087.9    3,351.6

   Income before income taxes and
     cumulative effects of changes
     in accounting principles            356.5      305.0      710.8      774.4

   Income taxes                          129.4      110.7      259.0      286.2
                                     ---------   --------   --------   --------
   Income before cumulative effects of
     changes in accounting principles    227.1      194.3      451.8      488.2

   Cumulative effects of changes in
     accounting principles; $.10 and
     $.52 per common share,
     respectively                            -          -      (21.3)    (115.9)
                                     ---------   --------   --------   --------
   Net earnings                      $   227.1      194.3      430.5      372.3
                                     =========   ========   ========   ========
   Earnings per common share         $    1.02        .87       1.93       1.66
                                     =========   ========   ========    =======
   Cash dividends per common share   $     .43        .39        .86        .78
                                     =========   ========   ========    =======
   Average number of shares used in
   computing earnings per common
   share (in thousands)                223,363    224,166    223,444    224,457
                                     =========   ========   ========    =======

   See accompanying notes to consolidated financial statements.
   ____________________________________________________________________________
   NOTE:  Including the pretax impact of the cumulative
   effects of accounting changes, income before income
   taxes for the six months ended March 31, 1995 and 1994
   would have been:                                         $  675.8      584.4
                                                            ========   ========

                       EMERSON ELECTRIC CO. AND SUBSIDIARIES          FORM 10-Q
                            CONSOLIDATED BALANCE SHEETS
             (Dollars in millions except per share amounts; unaudited)

                                                        March 31, September 30,
                ASSETS                                    1995        1994
                ------                                 ---------     -------
   CURRENT ASSETS
     Cash and equivalents                              $   216.0       113.3
     Receivables, less allowances of $49.2 and $42.0     1,871.7     1,542.6
     Inventories                                         1,590.8     1,392.2
     Other current assets                                  311.8       290.1
                                                       ---------     -------
       Total current assets                              3,990.3     3,338.2
                                                       ---------     -------
   PROPERTY, PLANT AND EQUIPMENT, NET                    2,051.6     1,947.3
                                                       ---------     -------
   OTHER ASSETS
     Excess of cost over net assets of purchased
       businesses                                        2,326.5     1,862.9
     Other                                               1,054.9     1,066.6
                                                       ---------     -------
       Total other assets                                3,381.4     2,929.5
                                                       ---------     -------
                                                       $ 9,423.3     8,215.0
                                                       =========     =======
                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------
   CURRENT LIABILITIES
     Short-term borrowings and current maturities
       of long-term debt                               $ 1,720.7       923.3
     Accounts payable                                      644.0       611.4
     Accrued expenses                                      954.7       936.4
     Income taxes                                          151.9       146.2
                                                       ---------     -------
       Total current liabilities                         3,471.3     2,617.3
                                                       ---------     -------
   LONG-TERM DEBT                                          330.4       279.9
                                                       ---------     -------
   OTHER LIABILITIES                                     1,077.0       976.0
                                                       ---------     -------
   STOCKHOLDERS' EQUITY
     Preferred stock of $2.50 par value per share.
       Authorized 5,400,000 shares; issued - none              -           -
     Common stock of $1 par value per share.
       Authorized 400,000,000 shares; issued
       238,338,503 shares and 238,338,503 shares           238.3       238.3
     Retained earnings                                   4,852.6     4,619.1
     Cumulative translation adjustments                     (9.1)        8.7
     Cost of common stock in treasury, 14,933,424
       shares and 14,752,649 shares                       (537.2)     (524.3)
                                                       ---------     -------
       Total stockholders' equity                        4,544.6     4,341.8
                                                       ---------     -------
                                                       $ 9,423.3     8,215.0
                                                       =========     =======
   See accompanying notes to consolidated financial statements.

                EMERSON ELECTRIC CO. AND SUBSIDIARIES                FORM 10-Q
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              SIX MONTHS ENDED MARCH 31, 1995 AND 1994
                  (Dollars in millions; unaudited)
                                                               1995      1994
                                                            ---------  -------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                  $   249.4    360.8

 INVESTING ACTIVITIES
   Capital expenditures                                        (183.1)  (132.6)
   Purchases of businesses, net of cash and
     equivalents acquired                                      (208.3)   (21.7)
   Proceeds from divestitures of businesses, net                  8.3    199.6
   Other                                                         39.8     (4.9)
                                                            ---------  -------
         Net cash provided by (used in) investing activities   (343.3)    40.4
                                                            ---------  -------
 FINANCING ACTIVITIES
   Net increase (decrease) in short-term borrowings
     with maturities of 90 days or less                         592.1   (195.4)
   Proceeds from short-term borrowings                              -    227.6
   Principal payments on short-term borrowings                  (28.7)   (65.0)
   Principal payments on long-term debt                        (127.9)   (19.4)
   Dividends paid                                              (192.3)  (175.1)
   Other                                                        (46.2)   (83.3)
                                                            ---------  -------
         Net cash provided by (used in) financing activities    197.0   (310.6)
                                                            ---------  -------
 Effect of exchange rate changes on cash and equivalents          (.4)    (1.4)
                                                            ---------  -------
 INCREASE IN CASH AND EQUIVALENTS                               102.7     89.2

 Beginning cash and equivalents                                 113.3    101.9
                                                            ---------  -------
 ENDING CASH AND EQUIVALENTS                                $   216.0    191.1
                                                            =========  =======



















See accompanying notes to consolidated financial statements.

      EMERSON ELECTRIC CO. AND SUBSIDIARIES                           FORM 10-Q

      Notes to Consolidated Financial Statements

      1. The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation of the results for the interim periods presented. The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required by generally accepted accounting principles. Certain prior year amounts have been reclassified to conform to the current year presentation. For further information refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1994.

      2.  Other Financial Information
          (Dollars in millions; unaudited)

                                                    March 31,    September 30,
          Inventories                                 1995           1994
          -----------                              ---------       -------
          Finished products                        $   569.0         506.5
          Raw materials and work in process          1,021.8         885.7
                                                   ---------       -------
                                                   $ 1,590.8       1,392.2
                                                   =========       =======

                                                    March 31,    September 30,
          Property, plant and equipment, net          1995           1994
          ----------------------------------       ---------       -------
          Property, plant and equipment, at cost   $ 4,073.0       3,840.7
          Less accumulated depreciation              2,021.4       1,893.4
                                                   ---------       -------
                                                   $ 2,051.6       1,947.3
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

      5. In the first quarter of fiscal 1995, the Company purchased F. G. Wilson (Engineering) Ltd., a United Kingdom-based manufacturer of diesel generator sets. The acquisition was financed by issuing $271 million in notes to the sellers. In December 1994, the Company

     EMERSON ELECTRIC CO. AND SUBSIDIARIES                           FORM 10-Q

        commenced a tender offer for the remaining common stock of Control Techniques, plc, a United Kingdom-based manufacturer of variable speed drives used for motor applications. The acquisition was completed in the second quarter for a purchase price of approximately $227 million (net of cash and equivalents acquired). Approximately $49 million of the purchase price was financed by issuing notes to the sellers. The increases in excess of cost over net assets of purchased businesses, receivables, and inventories during the six months ended March 31, 1995 reflect the impact of these acquisitions.

     Item 2.   Management's Discussion and Analysis of Results of
               Operations and Financial Condition.

     Results of Operations

     Sales, net earnings and earnings per share for the second quarter and first six months of fiscal 1995 were the highest for any quarter and first six-month period in the Company's history.

     Net sales were $2,514.1 million for the quarter ended March 31, 1995, up 18.8 percent over net sales of $2,116.5 million for the quarter ended March 31, 1994, and $4,798.7 million for the six months ended March 31, 1995, up 16.3 percent over net sales of $4,126.0 for the same period a year ago. The second quarter results reflect strong underlying domestic and international sales growth further aided by acquisitions. Excluding the favorable impact of currency, underlying international subsidiary sales increased 13 percent while exports increased 26 percent. All major international regions experienced double-digit sales growth.

     The Appliance and Construction-Related segment reported a double-digit sales increase compared to the second quarter of 1994. Strong sales by the heating, ventilating and air conditioning business reflected continued strength in domestic end-markets, robust international demand, new product acceptance, and market penetration. The fractional motors and appliance components businesses achieved double-digit sales gains due to strong international appliance demand and continued domestic appliance market strength. The consolidated tools business and the unconsolidated tool joint ventures reported solid sales growth.

     The Commercial and Industrial segment also reported a double-digit sales increase compared to the second quarter of 1994. The industrial motors and drives business reported the largest sales gains for the quarter due to the F.G. Wilson and Control Techniques acquisitions and strong domestic and international demand. The industrial components and equipment business benefited from strengthening of the domestic capital goods market and continued strength in the European capital goods market. Sales in the electronics business continued to benefit from strong domestic and international markets and the success of new product introductions. Double-digit growth for the process business reflected strong demand in international markets.

      EMERSON ELECTRIC CO. AND SUBSIDIARIES                           FORM 10-Q

      Cost of sales for the second quarter was $1,635.2 million or 65.0 percent of sales, compared with $1,370.8 million, or 64.8 percent of sales, for the second quarter of 1994. Cost of sales for the six months ended March 31, 1995 was $3,127.8 million or 65.2 percent of sales, compared to $2,674.2 million or 64.8 percent of sales for the same period a year ago. Selling, general and administrative expenses for the three months ended March 31, 1995 were $476.4 million, or 19.0 percent of sales, compared to $406.4 million, or 19.2 percent of sales for the same period a year ago. For the first six months of 1995, selling, general and administrative expenses were $917.3 million or 19.1 percent of sales, compared to $802.9 million or 19.5 percent of sales for the same period in 1994.

      The second quarter consolidated profit margins remained at high levels as a result of the Company's ongoing commitments to cost reduction efforts and productivity improvement programs across the Company.

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

      Financial Condition

      A comparison of key elements of the Company's financial condition at the end of the second quarter as compared to the end of the prior fiscal year follows:


                                       March 31,     September 30,
                                         1995             1994
                                       --------         --------
      Working capital (in millions)      $519.0            720.9
      Current ratio                    1.1 to 1         1.3 to 1
      Total debt to total capital         31.1%            21.7%
      Net debt to net capital             28.7%            20.0%


      The Company's interest coverage ratio (earnings before income taxes, non-recurring items and interest expense, divided by interest expense) was 14.8 times for the six months ended March 31, 1995 compared to 13.6 times for the same period one year earlier. The current ratio decrease and the increase in the debt to capital ratios reflect additional debt related to the acquisitions.

      Cash flow provided by operating activities was $249.4 million for the six months ended March 31, 1995 versus $360.8 million for the same period in the prior year. These results reflect increases in inventories and receivables associated with strong sales growth. Cash and equivalents increased by $102.7 million during the six months ended March 31, 1995. Cash flow provided by operating activities and an increase in borrowings

      EMERSON ELECTRIC CO. AND SUBSIDIARIES                           FORM 10-Q

      of $437.0 million were used primarily to purchase businesses (net of cash and equivalents acquired) for $208.3 million, pay dividends of $192.3 million, and fund capital expenditures of $183.1 million. In addition, $320 million of notes were issued to the sellers to finance the F. G. Wilson and Control Techniques acquisitions.

      The Company is in a strong financial position and has the resources available for reinvestment in existing businesses, strategic acquisitions and managing the capital structure.


                      PART II. OTHER INFORMATION

      Item 4.  Submission of Matters to a Vote of Security Holders

      The Annual Meeting of Stockholders was held on February 7, 1995.
      The directors listed in the Notice of Annual Meeting of Stockholders dated December 14, 1994 were elected for terms ending in 1998 with voting for each as follows:

              DIRECTOR                 FOR             WITHHELD
              --------             -----------        ----------
           J. A. Frates            193,030,375        2,416,691
           R. L. Ridgway           193,089,927        2,357,139
           A. E. Suter             193,103,429        2,343,637
           W. M. Van Cleve         190,904,636        4,542,430
           E. E. Whitacre, Jr.     193,282,230        2,164,836
           E. F. Williams, Jr.     193,234,420        2,212,646

      F.G. Wilson was elected for a term ending in 1997 with 193,280,190 votes for and 2,166,876 votes withheld. In addition, the proposal to approve the annual incentive plan was approved by a vote of 186,769,499 in favor to 7,232,551 against with 1,445,016 abstentions.

      Item 6.  Exhibits and Reports on Form 8-K.

      (a) Exhibits (Listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

           3(a) Restated Articles of Incorporation of Emerson Electric Co., incorporated by reference to Emerson Electric Co. 1989 Form 10-K, Exhibit 3(a).

           3(b) Bylaws of Emerson Electric Co., as amended through May 3, 1994, incorporated by reference to Emerson Electric Co. 1994 Form 10-K, Exhibit 3(b).

           27    Financial Data Schedule

      (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended March 31, 1995.

      EMERSON ELECTRIC CO. AND SUBSIDIARIES                           FORM 10-Q


                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    EMERSON ELECTRIC CO.


      Date: May 12, 1995         By
                                    -----------------------
                                    Walter J. Galvin
                                    Senior Vice President - Finance
                                    and Chief Financial Officer

                                    (on behalf of the registrant and
                                    as Chief Financial Officer)