Form 10-Q
period 1995-06-30
EMERSON ELECTRIC CO
filed 1995-08-14
CIK 32604

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                           ______________________

                                  FORM 10-Q



    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 1995

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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )



      Common stock outstanding at June 30, 1995:  224,499,707 shares.

                         PART I.  FINANCIAL INFORMATION               FORM 10-Q
                         Item 1.  Financial Statements.

                    EMERSON ELECTRIC CO. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS
           THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 1995 AND 1994
           (Dollars in millions except per share amounts; unaudited)

                                         Three Months           Nine Months
                                     --------------------   -------------------
                                        1995       1994       1995       1994
                                     ---------   --------   --------   --------

   Net sales                         $ 2,629.7    2,243.7    7,428.4    6,369.7
                                     ---------   --------   --------   --------
   Costs and expenses:
     Cost of sales                     1,707.0    1,459.7    4,834.8    4,133.9
     Selling, general and
       administrative expenses           498.7      422.2    1,416.0    1,225.1
     Interest expense                     31.2       21.8       80.2       68.2
     Gain on sale of business
       and other non-recurring items         -          -      (34.3)    (192.0)
     Other deductions, net                16.7       13.5       44.8       33.6
                                     ---------   --------   --------   --------
       Total costs and expenses        2,253.6    1,917.2    6,341.5    5,268.8

   Income before income taxes and
     cumulative effects of changes
     in accounting principles            376.1      326.5    1,086.9    1,100.9

   Income taxes                          136.6      118.5      395.6      404.7
                                     ---------   --------   --------   --------
   Income before cumulative effects of
     changes in accounting principles    239.5      208.0      691.3      696.2

   Cumulative effects of changes in
     accounting principles; $.10 and
     $.52 per common share,
     respectively                            -          -      (21.3)    (115.9)
                                     ---------   --------   --------   --------
   Net earnings                      $   239.5      208.0      670.0      580.3
                                     =========   ========   ========   ========
    Earnings per common share         $    1.07        .93       3.00       2.59
                                      =========   ========   ========    =======
    Cash dividends per common share   $     .43        .39       1.29       1.17
                                      =========   ========   ========    =======
    Average number of shares used in
    computing earnings per common
    share (in thousands)                223,633    224,083    223,507    224,332
                                      =========   ========   ========    =======

   See accompanying notes to consolidated financial statements.
   ____________________________________________________________________________
   NOTE:  Including the pretax impact of the cumulative
   effects of accounting changes, income before income
   taxes for the nine months ended June 30, 1995 and 1994
   would have been:                                         $1,051.9      910.9
                                                            ========   ========

                       EMERSON ELECTRIC CO. AND SUBSIDIARIES          FORM 10-Q
                            CONSOLIDATED BALANCE SHEETS
             (Dollars in millions except per share amounts; unaudited)

                                                        June 30,  September 30,
                ASSETS                                    1995        1994
                ------                                 ---------     -------
   CURRENT ASSETS
     Cash and equivalents                              $   213.2       113.3
     Receivables, less allowances of $50.7 and $42.0     1,934.8     1,542.6
     Inventories                                         1,603.8     1,392.2
     Other current assets                                  328.5       290.1
                                                       ---------     -------
       Total current assets                              4,080.3     3,338.2
                                                       ---------     -------
   PROPERTY, PLANT AND EQUIPMENT, NET                    2,100.1     1,947.3
                                                       ---------     -------
   OTHER ASSETS
     Excess of cost over net assets of purchased
       businesses                                        2,415.9     1,862.9
     Other                                               1,070.9     1,066.6
                                                       ---------     -------
       Total other assets                                3,486.8     2,929.5
                                                       ---------     -------
                                                       $ 9,667.2     8,215.0
                                                       =========     =======
                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------
   CURRENT LIABILITIES
     Short-term borrowings and current maturities
       of long-term debt                               $ 1,718.3       923.3
     Accounts payable                                      632.1       611.4
     Accrued expenses                                      989.8       936.4
     Income taxes                                          148.7       146.2
                                                       ---------     -------
       Total current liabilities                         3,488.9     2,617.3
                                                       ---------     -------
   LONG-TERM DEBT                                          275.8       279.9
                                                       ---------     -------
   OTHER LIABILITIES                                     1,105.8       976.0
                                                       ---------     -------
   STOCKHOLDERS' EQUITY
     Preferred stock of $2.50 par value per share.
       Authorized 5,400,000 shares; issued - none              -           -
     Common stock of $1 par value per share.
       Authorized 400,000,000 shares; issued
       238,338,503 shares and 238,338,503 shares           238.3       238.3
     Additional paid-in capital                             20.7           -
     Retained earnings                                   5,000.7     4,619.1
     Cumulative translation adjustments                     26.8         8.7
     Cost of common stock in treasury, 13,838,796
       shares and 14,752,649 shares                       (489.8)     (524.3)
                                                       ---------     -------
       Total stockholders' equity                        4,796.7     4,341.8
                                                       ---------     -------
                                                       $ 9,667.2     8,215.0
                                                       =========     =======
   See accompanying notes to consolidated financial statements.

                EMERSON ELECTRIC CO. AND SUBSIDIARIES                FORM 10-Q
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             NINE MONTHS ENDED JUNE 30, 1995 AND 1994
                  (Dollars in millions; unaudited)
                                                               1995      1994
                                                            ---------  -------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                  $   556.5    669.8

 INVESTING ACTIVITIES
   Capital expenditures                                        (298.1)  (217.0)
   Purchases of businesses, net of cash and
     equivalents acquired                                      (236.0)   (38.6)
   Proceeds from divestitures of businesses, net                  8.3    205.5
   Other                                                         27.8    (11.1)
                                                            ---------  -------
         Net cash used in investing activities                 (498.0)   (61.2)
                                                            ---------  -------
 FINANCING ACTIVITIES
   Net increase in short-term borrowings
     with maturities of 90 days or less                         524.3     15.2
   Proceeds from short-term borrowings                            0.1    227.6
   Principal payments on short-term borrowings                  (28.7)  (265.0)
   Proceeds from long-term debt                                   1.5      1.1
   Principal payments on long-term debt                        (128.8)  (113.8)
   Net purchases of treasury stock                              (42.7)   (98.2)
   Dividends paid                                              (288.4)  (262.5)
                                                            ---------  -------
         Net cash provided by (used in) financing activities     37.3   (495.6)
                                                            ---------  -------
 Effect of exchange rate changes on cash and equivalents          4.1      4.5
                                                            ---------  -------
 INCREASE IN CASH AND EQUIVALENTS                                99.9    117.5

 Beginning cash and equivalents                                 113.3    101.9
                                                            ---------  -------
 ENDING CASH AND EQUIVALENTS                                $   213.2    219.4
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

     2.  Other Financial Information
         (Dollars in millions; unaudited)
                                                   June 30,     September 30,
         Inventories                                 1995           1994
         -----------                              ---------       -------
         Finished products                        $   583.3         506.5
         Raw materials and work in process          1,020.5         885.7
                                                  ---------       -------
                                                  $ 1,603.8       1,392.2
                                                  =========       =======

                                                   June 30,     September 30,
         Property, plant and equipment, net          1995           1994
         ----------------------------------       ---------       -------
         Property, plant and equipment, at cost   $ 4,185.5       3,840.7
         Less accumulated depreciation              2,085.4       1,893.4
                                                  ---------       -------
                                                  $ 2,100.1       1,947.3
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

     5. In the first quarter of fiscal 1995, the Company purchased F. G. Wilson (Engineering) Ltd. by issuing $271 million in notes to the sellers. The Company completed the acquisition of Control

     EMERSON ELECTRIC CO. AND SUBSIDIARIES                           FORM 10-Q

        Techniques, plc in the second quarter of 1995 for a purchase price of approximately $227 million (net of cash and equivalents acquired). Approximately $49 million of the purchase price was financed by issuing notes to the sellers. The increases in excess of cost over net assets of purchased businesses, receivables, inventories, and short-term borrowings during the nine months ended June 30, 1995 reflect the impact of these acquisitions.

     Item 2.   Management's Discussion and Analysis of Results of
               Operations and Financial Condition.

     Results of Operations

     Sales, net earnings and earnings per share for the third quarter and first nine months of fiscal 1995 were the highest for any quarter and first nine-month period in the Company's history.

     Net sales were $2,629.7 million for the quarter ended June 30, 1995, up 17.2 percent over net sales of $2,243.7 million for the quarter ended June 30, 1994, and $7,428.4 million for the nine months ended June 30, 1995, up 16.6 percent over net sales of $6,369.7 for the same period a year ago. The third quarter results reflect continued strong international and slower domestic sales growth. Excluding the positive impact of currency, underlying international subsidiaries and exports each reported double-digit sales growth. With the exception of North America, all major geographic regions experienced double-digit sales growth.

     The Appliance and Construction-Related segment reported a moderate sales increase compared to the third quarter of 1994. Double-digit consolidated tools sales growth was assisted by strong domestic demand for hand tools and global demand for professional plumbing tools. Strong sales by the heating, ventilating and air conditioning business reflected robust international demand, further acceptance of new products and market penetration. Sales of the appliance components business rose slightly as international gains were offset by a slowing domestic market.

     The Commercial and Industrial segment reported a double-digit sales increase compared to the third quarter of 1994. The industrial motors and drives business reported the largest sales gains for the quarter due to strong domestic and international capital goods demand and the recent acquisitions of F.G. Wilson and Control Techniques. The process business reported robust sales growth as a result of accelerating sales growth for measurement, distributed control systems, and control valve product lines. The industrial components and equipment business also experienced double-digit sales growth due to strengthening international capital goods market demand. Solid sales growth for the electronics business was due to strong domestic demand and new products acceptance.

     Cost of sales for the third quarter was $1,707.0 million or 64.9 percent of sales, compared with $1,459.7 million, or 65.1 percent of sales, for the third quarter of 1994. Cost of sales for the nine months ended June 30, 1995 was $4,834.8 million or 65.1 percent of sales, compared to $4,133.9 million or 64.9 percent of sales for the same period

     EMERSON ELECTRIC CO. AND SUBSIDIARIES                           FORM 10-Q

     a year ago. Selling, general and administrative expenses for the three months ended June 30, 1995 were $498.7 million, or 19.0 percent of sales, compared to $422.2 million, or 18.8 percent of sales for the same period a year ago. For the first nine months of 1995, selling, general and administrative expenses were $1,416.0 million or 19.0 percent of sales, compared to $1,225.1 million or 19.2 percent of sales for the same period in 1994.

     The third quarter consolidated profit margins remained at high levels as a result of the Company's ongoing commitments to cost reduction efforts and productivity improvement programs despite higher interest expense associated with recent acquisitions.

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

     Financial Condition

     A comparison of key elements of the Company's financial condition at the end of the third quarter as compared to the end of the prior fiscal year follows:
                                      June 30,       September 30,
                                        1995             1994
                                      --------         --------
     Working capital (in millions)      $591.4            720.9
     Current ratio                    1.2 to 1         1.3 to 1
     Total debt to total capital         29.4%            21.7%
     Net debt to net capital             27.1%            20.0%

     The Company's interest coverage ratio (earnings before income taxes, non-recurring items and interest expense, divided by interest expense) was 14.1 times for the nine months ended June 30, 1995 compared to 14.3 times for the same period one year earlier. The current ratio decrease and the increase in the debt to capital ratios reflect additional debt related to the acquisitions.

     Cash flow provided by operating activities was $556.5 million for the nine months ended June 30, 1995 versus $669.8 million for the same period in the prior year. These results reflect increases in inventories and receivables associated with strong sales growth. Cash flow provided by operating activities and an increase in borrowings of $368.4 million were used primarily to fund capital expenditures of $298.1 million, purchase businesses (net of cash and equivalents acquired) for $236.0 million, and pay dividends of $288.4 million. In addition, $320 million of notes were issued to the sellers to finance the F.G. Wilson and Control Techniques acquisitions.

     EMERSON ELECTRIC CO. AND SUBSIDIARIES                           FORM 10-Q


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


     Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits (Listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

          3(a) Restated Articles of Incorporation of Emerson Electric Co., incorporated by reference to Emerson Electric Co. 1989 Form 10-K, Exhibit 3(a).

          3(b) Bylaws of Emerson Electric Co., as amended through May 3, 1994, incorporated by reference to Emerson Electric Co. 1994 Form 10-K, Exhibit 3(b).

          27    Financial Data Schedule

     (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended June 30, 1995.


                               SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    EMERSON ELECTRIC CO.


     Date: August 14, 1995    By /s/ Walter J. Galvin
                                    -----------------------
                                    Walter J. Galvin
                                    Senior Vice President - Finance
                                    and Chief Financial Officer

                                    (on behalf of the registrant and
                                    as Chief Financial Officer)