Form 10-K
period 1995-09-30
EMERSON ELECTRIC CO
filed 1995-12-21
CIK 32604

                 SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                               FORM 10-K

 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended September 30, 1995
                                 OR
 [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

 Aggregate market value of the voting stock held by nonaffiliates of the registrant as of close of business on October 31, 1995: $15,867 million.

 Common stock outstanding at October 31, 1995: 224,003,608 shares.

                  Documents Incorporated by Reference

 1. Portions of Emerson Electric Co. 1995 Annual Report to Stockholders (Parts I and II).

 2. Portions of Emerson Electric Co. Notice of 1996 Annual Meeting of the Stockholders and Proxy Statement (Part III).

                                      PART I
 Item 1.  Business
 -----------------

 Emerson was incorporated in Missouri in 1890. Originally engaged in the manufacture and sale of electric motors and fans, Emerson's product lines were subsequently expanded through internal growth and acquisitions. Emerson is now engaged principally in the design, manufacture and sale of a broad range of electrical, electromechanical and electronic products and systems.

        ------------------------------------------------------

 The products manufactured by the Company are classified into the following industry segments: Commercial and Industrial Components and Systems; and Appliance and Construction-Related Components. Net sales, income before income taxes and accounting changes and total assets attributable to each industry segment for the three years ended
 September 30, 1995 are set forth in Note 12 of Notes to Consolidated Financial Statements on page 39 of the 1995 Annual Report, which note is hereby incorporated by reference. Information with respect to acquisition and divestiture activities by Emerson is set forth in Note 2 of Notes to Consolidated Financial Statements on page 33 of the 1995 Annual Report, which note is hereby incorporated by reference.

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

 Products used in process industries include various types of instrumentation, valves and control systems for measurement and control of fluid flow. Included are various types of meters such as rotameters, positive displacement meters, magnetic flow meters, turbine meters, direct mass flow meters and laboratory instruments to measure water quality. Other products include solid state telemetering equipment, various types of pressure and vacuum relief valves and personal computer-based software used for industrial automation applications. In addition, Emerson manufactures and sells temperature sensors, pressure sensors and transmitters used to measure and/or control temperature, pressure, level and rate and amount of flow. Also produced are process gas chromatographs, in-situ absorptive oxygen analyzers, infrared gas and trace moisture analyzers, combustion analyzers and systems, and other analyzers which measure pH and conductivity. The Company also manufactures and sells sliding stem valves, rotary valves, plastic-lined plug valves, butterfly valves, pressure regulators, and related actuators and controllers.

 Emerson also manufactures electronic measurement and data acquisition equipment for use in industrial processing. In addition, Emerson produces vibratory separating equipment used primarily in the chemical, mining, pharmaceutical, food processing, pulp and paper, ceramic and metal-working markets.

 Beginning with a line of electric motors for industrial and heavy commercial applications, Emerson's products for industrial automation include certain kinds of integral horsepower motors, gear drives, pump motors, alternators, electronic variable speed drives and diesel generator sets. Emerson also produces electronic uninterruptible power supplies, power conditioning and distribution equipment, modular power systems and environmental control systems used in communications and information processing applications.

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

 Emerson manufactures a broad line of components for current-and noncurrent-carrying electrical distribution devices such as panelboards, receptacles, fittings, cable handling reels and lighting products for use in hazardous and nonhazardous environments.

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

 BACKLOG
 -------

 The estimated consolidated order backlog of the Company was $1,815 million and $1,546 million at September 30, 1995 and 1994, respectively. Nearly all of the September 30, 1995 consolidated backlog amount is expected to be shipped within one year. The estimated backlog by industry segment at September 30, 1995 and 1994 follows (dollars in millions):

                                                 1995          1994
                                               -------       -------
     Commercial and Industrial                 $ 1,215         1,000
     Appliance and Construction-Related            600           546
                                               -------       -------
          Consolidated Order Backlog           $ 1,815         1,546
                                               =======       =======

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

 RESEARCH AND DEVELOPMENT
 ------------------------

 Costs associated with Company-sponsored research, new product development and product improvement were $354.2 million in 1995, $298.2 million in 1994 and $272.4 million in 1993.

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

 EMPLOYEES
 ---------

 Emerson and its subsidiaries had an average of approximately 78,900 employees during 1995.

 DOMESTIC AND FOREIGN OPERATIONS
 -------------------------------

 International sales were $4,386 million in 1995, $3,243 million in 1994 and $3,168 million in 1993, including U.S. exports of $768 million, $589 million and $562 million in 1995, 1994 and 1993, respectively. Although there are additional risks attendant to foreign operations, such as nationalization of facilities, currency fluctuations and restrictions on the movement of funds, Emerson's financial position has not been materially affected thereby to date. See Note 12 of Notes to Consolidated Financial Statements on page 39 of the 1995 Annual Report for further information with respect to foreign operations.

 Item 2.  Properties
 -------------------

 At September 30, 1995, Emerson had approximately 275 manufacturing locations worldwide, of which approximately 150 were located in 25 countries outside the United States. Approximately 185 locations are occupied by the Commercial and Industrial segment, and approximately 90 are occupied by the Appliance and Construction-Related segment.
 The majority of the locations are owned or occupied under capital lease obligations with the remainder occupied under operating leases.
 The Company considers its facilities suitable and adequate for the purposes for which they are used.

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

 Item 4.  Submission of Matters to a Vote of Security Holders
 ------------------------------------------------------------

 There were no matters submitted to a vote of security holders during the quarter ended September 30, 1995.

             -------------------------------------------

 Executive Officers of the Registrant

 The following sets forth certain information as of December 1995 with respect to Emerson's executive officers. These officers have been elected or appointed to terms which will expire February 6, 1996:

                                                                      First
                                                                    Served as
        Name                 Position                        Age     Officer
        ----                 --------                        ---   ----------
     C. F. Knight*      Chairman of the Board, President
                        and Chief Executive Officer           59      1972

     A. E. Suter*       Senior Vice Chairman and
                        Chief Operating Officer               60      1979

     R. W. Staley*      Vice Chairman - Asia Pacific          60      1975

     W. J. Galvin       Senior Vice President - Finance
                        and Chief Financial Officer           49      1984

     W. W. Withers      Senior Vice President,
                        Secretary and
                        General Counsel                       55      1989

 *Also chairman and/or member of certain committees of the Board of Directors.

 There are no family relationships among any of the executive officers and directors.

 Each of the above has served as an officer or in a supervisory capacity with Emerson for the last five years.

                                PART II

 Item 5.  Market for Registrant's Common Equity and Related Stockholder
 ----------------------------------------------------------------------
          Matters
          -------

 The information regarding the market for the Company's common stock, quarterly market price ranges and dividend payments set forth in Note 13 of Notes to Consolidated Financial Statements on page 40 of the 1995 Annual Report is hereby incorporated by reference. There were approximately 31,000 stockholders at September 30, 1995.

 Item 6.  Selected Financial Data
 --------------------------------

 Years ended September 30
 (Dollars in millions except per share amounts)

                             1995      1994      1993      1992      1991
                            ------    ------    ------    ------    ------

      Net sales         $ 10,012.9   8,607.2   8,173.8   7,706.0   7,427.0

      Net earnings      $    907.7     788.5     708.1     662.9     631.9

      Earnings
       per common share $     4.06      3.52      3.15      2.96      2.83

      Cash dividends
       per common share $     1.78      1.56      1.44      1.38      1.32

      Long-term debt    $    208.6     279.9     438.0     448.0     450.2

      Total assets      $  9,399.0   8,215.0   7,814.5   6,627.0   6,364.4

 Income before cumulative effect of change in accounting for postemployment benefits ($21.3 million; $.10 per share) was $929.0 million in 1995. Net earnings in 1995 includes non-recurring items which were substantially offset by the accounting change.

 Income before cumulative effect of change in accounting for postretirement benefits ($115.9 million; $.52 per share) was $904.4 million in 1994. Net earnings in 1994 includes non-recurring items which were substantially offset by the accounting change. See Notes 2 and 7 of Notes to Consolidated Financial Statements on pages 33 and 36 of the 1995 Annual Report for information regarding these items and the Company's acquisition and divestiture activities.

 Item 7.  Management's Discussion and Analysis of Financial Condition
 --------------------------------------------------------------------
          and Results of Operations
          -------------------------

 Narrative discussion appearing in the 1995 Annual Report under "Results of Operations" and "Financial Position, Capital Resources and Liquidity" on pages 22 through 26, is hereby incorporated by reference. Subsequent to year end, the Company announced an agreement in principle for Caterpillar Inc. to take an equity position in Emerson's F.G. Wilson subsidiary. The transaction is contingent upon negotiating a definitive agreement and receiving applicable regulatory approvals.

 Item 8.  Financial Statements and Supplementary Data
 ----------------------------------------------------

 The consolidated financial statements of the Company and its subsidiaries on pages 27 through 40 and the report thereon of KPMG Peat Marwick LLP appearing on page 41 of the 1995 Annual Report are hereby incorporated by reference.

 Item 9.  Changes in and Disagreements with Accountants on Accounting
 --------------------------------------------------------------------
          and Financial Disclosure
          ------------------------

 None.

                               PART III

 Item 10.  Directors and Executive Officers of the Registrant
 ------------------------------------------------------------

 Information regarding nominees and directors appearing under "Nominees and Continuing Directors" in the Emerson Electric Co. Notice of Annual Meeting of the Stockholders and Proxy Statement for the February 1996 annual stockholders' meeting (the "1996 Proxy Statement") is hereby incorporated by reference. Information regarding executive officers is set forth in Part I of this report.

 Item 11.  Executive Compensation
 --------------------------------

 Information appearing under "Board of Directors and Committees" and "Executive Compensation" in the 1996 Proxy Statement is hereby incorporated by reference.

 Item 12.  Security Ownership of Certain Beneficial Owners and
 -------------------------------------------------------------
           Management
           ----------

 The information regarding beneficial ownership of shares by nominees and continuing directors and by all directors and executive officers as a group appearing under "Nominees and Continuing Directors" in the 1996 Proxy Statement is hereby incorporated by reference.

 Item 13.  Certain Relationships and Related Transactions
 --------------------------------------------------------

 Information appearing under "Certain Business Relationships" in the 1996 Proxy Statement is hereby incorporated by reference.

                                PART IV

 Item 14.  Exhibits, Financial Statement Schedules, and Reports on
 -----------------------------------------------------------------
           Form 8-K
           ---------

 A)   Documents filed as a part of this report:

     1. The consolidated financial statements of the Company and its subsidiaries on pages 27 through 40 and the report thereon of KPMG Peat Marwick LLP appearing on page 41 of the 1995 Annual Report.

     2.   Financial Statement Schedules

          All schedules are omitted because they are not required, not applicable or the information is given in the financial statements or notes thereto contained in the 1995 Annual Report.

 3. Exhibits (Listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

     3(a)    Restated Articles of Incorporation of Emerson
             Electric Co., incorporated by reference to Emerson
             Electric Co. 1989 Form 10-K, Exhibit 3(a).

     3(b)    Bylaws of Emerson Electric Co., as amended through
             May 3, 1994, incorporated by reference to Emerson
             Electric Co. 1994 Form 10-K, Exhibit 3(b).

     4(a)    Indenture dated as of April 17, 1991, between
             Emerson Electric Co. and The Boatmen's National Bank of St. Louis, Trustee, incorporated by reference to Emerson Electric Co. Registration Statement on
             Form S-3, File No. 33-62545, Exhibit 4.1.

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

     10(d)* 1986 Stock Option Plan, as amended, incorporated by reference to Emerson Electric Co. 1992 Form 10-K,
             Exhibit 10(e) and Form 10-Q for the quarter ended
             December 31, 1992, Exhibit 10(b).

     10(e)* 1991 Stock Option Plan, as amended, incorporated by reference to Emerson Electric Co. 1992 Form 10-K,
             Exhibit 10(f) and Form 10-Q for the quarter ended
             December 31, 1992, Exhibit 10(c).

     10(f)* 1988 Incentive Shares plan, incorporated by reference to Emerson Electric Co. 1988 Proxy Statement dated December 18, 1987, Exhibit A, and Form 10-Q for the quarter ended December 31, 1992, Exhibits 10(d) and 10(e), and Amendments No. 3 and No. 4 thereto, incorporated by reference to Emerson Electric Co. 1993 Form 10-K, Exhibit 10(g).

     10(g)* 1993 Incentive Shares Plan, incorporated by reference to Emerson Electric Co. 1993 Proxy
             Statement dated December 16, 1992, Exhibit A, and
             Amendment No. 2 filed herewith.

     10(h)* Restricted Shares Award Agreement with C. F. Knight dated November 1, 1993, incorporated by reference to Emerson Electric Co. 1993 Form 10-K, Exhibit 10(i).

     10(i)*  Emerson Electric Co. Directors' Continuing
             Compensation Plan, incorporated by reference to Emerson Electric Co. 1987 Form 10-K, Exhibit 10(g).

     10(j)*  Deferred Compensation Plan for Non-Employee
             Directors, as amended, incorporated by reference to Emerson Electric. Co. 1994 Form 10-K, Exhibit 10(k).

     10(k)*  Emerson Electric Co. Supplemental Executive
             Retirement Plan, incorporated by reference to Emerson Electric Co. 1989 Form 10-K, Exhibit 10(i).

     10(l)*  Second Amendment to the Supplemental Executive
             Savings Investment Plan, incorporated by reference to Emerson Electric Co. 1991 Form 10-K, Exhibit
             10(j).

     10(m)* Annual Incentive Plan incorporated by reference to Emerson Electric Co. 1995 Proxy Statement dated
             December 14, 1994, Appendix A.

     13      Portions of Emerson Electric Co. Annual Report to
             Stockholders for the year ended September 30, 1995 incorporated by reference herein.

     21      Subsidiaries of Emerson Electric Co.

     23      Independent Auditors' Consent.

     24      Power of Attorney.

     27      Financial Data Schedule.

     * Management contract or compensatory plan.

 B)  No reports on Form 8-K were filed during the quarter ended
     September 30, 1995.

                              SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      EMERSON ELECTRIC CO.

                                   By /s/ W. J. Galvin
                                      -------------------------
                                      W. J. Galvin
                                      Senior Vice President -
                                      Finance and Chief Financial
                                      Officer (and Principal Accounting
                                      Officer)

 Date:  December 20, 1995

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 20, 1995, by the following persons on behalf of the registrant and in the capacities indicated.

                  Signature                       Title
                  ---------                       -----

                    *
 ----------------------------------------   Chairman of the Board, President
              C. F. Knight                  and Chief Executive Officer
                                            and Director

          /s/ W. J. Galvin
 ----------------------------------------   Senior Vice President -
              W. J. Galvin                  Finance and Chief Financial
                                            Officer (and Principal Accounting
                                            Officer)

                    *
 ----------------------------------------   Director
              L. L. Browning, Jr.

                    *
 ----------------------------------------   Director
              A. A. Busch III

                    *
 ----------------------------------------   Director
              D. C. Farrell

                    *
 ----------------------------------------   Director
              J. A. Frates

                         *
 ----------------------------------------   Director
              R. B. Horton

                         *
 ----------------------------------------   Director
              G. A. Lodge

                         *
 ----------------------------------------   Director
              V. R. Loucks, Jr.

                         *
 ----------------------------------------   Director
              R. B. Loynd

                         *
 ----------------------------------------   Director
              R. L. Ridgway

                         *
 ----------------------------------------   Director
              R. W. Staley

                         *
 ----------------------------------------   Director
              A. E. Suter

                         *
 ----------------------------------------   Director
              W. M. Van Cleve

                         *
 ----------------------------------------   Director
              E. E. Whitacre, Jr.

                         *
 ----------------------------------------   Director
              E. F. Williams, Jr.



 *  By    /s/ W. J. Galvin
         --------------------------------
              W. J. Galvin
              Attorney-in-fact

                                INDEX TO EXHIBITS
                                -----------------

   Exhibits are listed by numbers corresponding to the Exhibit Table of
   Item 601 in Regulation S-K.

   Exhibit No.      Exhibit
   ----------       -------

   10(g)            Amendment No. 2 to the 1993 Incentive Shares plan

   13 Portions of Annual Report to Stockholders for the year ended September 30, 1995, incorporated by reference herein

   21               Subsidiaries of Emerson Electric Co.

   23               Independent Auditors' Consent

   24               Power of Attorney

   27               Financial Data Schedule

   See Item 14(A)(3) for a list of exhibits incorporated by reference.