Form 10-Q
period 1995-12-31
EMERSON ELECTRIC CO
filed 1996-02-14
CIK 32604

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                           ______________________

                                  FORM 10-Q



    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                   For the quarterly period ended December 31, 1995

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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )



      Common stock outstanding at December 31, 1995:  224,036,674 shares.

                         PART I.  FINANCIAL INFORMATION               FORM 10-Q
                         Item 1.  Financial Statements.

                    EMERSON ELECTRIC CO. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS
                THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
           (Dollars in millions except per share amounts; unaudited)

                                                           Three Months Ended
                                                               December 31,
                                                         ---------------------
                                                            1995        1994
                                                         ----------   --------
   Net sales                                             $  2,565.8    2,284.6
                                                         ----------   --------
   Costs and expenses:
     Cost of sales                                          1,650.4    1,492.6
     Selling, general and administrative expenses             517.0      440.9
     Interest expense                                          30.1       21.2
     Gain on sale of business and other
       non-recurring items                                       -       (34.3)
     Other deductions, net                                      6.4        9.9
                                                         ----------   --------
       Total costs and expenses                             2,203.9    1,930.3
                                                         ----------   --------
   Income before income taxes and cumulative
     effect of change in accounting principle                 361.9      354.3

   Income taxes                                               131.4      129.6
                                                         ----------   --------
   Income before cumulative effect of change
     in accounting principle                                  230.5      224.7

   Cumulative effect of change in accounting principle;
     $.10 per common share                                       -       (21.3)
                                                         ----------   --------
   Net earnings                                          $    230.5      203.4
                                                         ==========   ========

   Earnings per common share                             $     1.03        .91
                                                         ==========   ========

   Cash dividends per common share                       $      .49        .43
                                                         ==========   ========

   Average number of shares used in computing
     earnings per common share (in thousands)               224,053    223,526
                                                         ==========   ========


   See accompanying notes to consolidated financial statements.
   ___________________________________________________________________________

   NOTE: Including the pretax impact of the cumulative
   effect of accounting change, income before income
   taxes would have been:                                $    361.9      319.3
                                                         ==========   ========

                       EMERSON ELECTRIC CO. AND SUBSIDIARIES          FORM 10-Q
                            CONSOLIDATED BALANCE SHEETS
             (Dollars in millions except per share amounts; unaudited)

                                                     December 31, September 30,
                ASSETS                                    1995        1995
                ------                                 ---------     -------
   CURRENT ASSETS
     Cash and equivalents                              $   227.9       117.3
     Receivables, less allowances of $48.5 and $45.2     1,852.2     1,757.6
     Inventories                                         1,650.0     1,602.6
     Other current assets                                  292.8       306.6
                                                       ---------     -------
       Total current assets                              4,022.9     3,784.1
                                                       ---------     -------
   PROPERTY, PLANT AND EQUIPMENT, NET                    2,174.5     2,134.9
                                                       ---------     -------
   OTHER ASSETS
     Excess of cost over net assets of purchased
       businesses                                        2,426.0     2,384.9
     Other                                               1,109.8     1,095.1
                                                       ---------     -------
       Total other assets                                3,535.8     3,480.0
                                                       ---------     -------
                                                       $ 9,733.2     9,399.0
                                                       =========     =======
                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------
   CURRENT LIABILITIES
     Short-term borrowings and current maturities
       of long-term debt                               $ 1,430.8     1,387.1
     Accounts payable                                      645.1       740.2
     Accrued expenses                                      897.6       979.8
     Income taxes                                          258.2       173.6
                                                       ---------     -------
       Total current liabilities                         3,231.7     3,280.7
                                                       ---------     -------
   LONG-TERM DEBT                                          455.7       208.6
                                                       ---------     -------
   OTHER LIABILITIES                                     1,053.7     1,038.9
                                                       ---------     -------
   STOCKHOLDERS' EQUITY
     Preferred stock of $2.50 par value per share.
       Authorized 5,400,000 shares; issued - none              -           -
     Common stock of $1 par value per share.
       Authorized 400,000,000 shares; issued
       238,338,503 shares                                  238.3       238.3
     Additional paid in capital                             13.2        15.0
     Retained earnings                                   5,249.1     5,128.3
     Cumulative translation adjustments                     20.9        17.0
     Cost of common stock in treasury, 14,301,829
       shares and 14,439,861 shares                       (529.4)     (527.8)
                                                       ---------     -------
       Total stockholders' equity                        4,992.1     4,870.8
                                                       ---------     -------
                                                       $ 9,733.2     9,399.0
                                                       =========     =======
   See accompanying notes to consolidated financial statements.

                 EMERSON ELECTRIC CO. AND SUBSIDIARIES                FORM 10-Q
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                  (Dollars in millions; unaudited)
                                                               1995      1994
                                                            ---------  -------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                  $   140.2    170.7

 INVESTING ACTIVITIES
   Capital expenditures                                        (106.4)   (77.7)
   Purchases of businesses, net of cash and
     equivalents acquired                                       (47.8)   (75.2)
   Proceeds from divestiture of business                           -       7.7
   Other                                                        (14.0)    49.6
                                                            ---------  -------
         Net cash used in investing activities                 (168.2)   (95.6)
                                                            ---------  -------
 FINANCING ACTIVITIES
   Net increase in short-term borrowings
     with maturities of 90 days or less                          55.5    307.5
   Principal payments on short-term borrowings                   (1.0)   (27.6)
   Proceeds from long-term debt                                 249.2       -
   Principal payments on long-term debt                          (8.7)  (121.9)
   Dividends paid                                              (109.8)   (96.2)
   Other                                                        (44.7)   (46.4)
                                                            ---------  -------
         Net cash provided by financing activities              140.5     15.4
                                                            ---------  -------
 Effect of exchange rate changes on cash and equivalents         (1.9)    (3.8)
                                                            ---------  -------
 INCREASE IN CASH AND EQUIVALENTS                               110.6     86.7

 Beginning cash and equivalents                                 117.3    113.3
                                                            ---------  -------
 ENDING CASH AND EQUIVALENTS                               $    227.9    200.0
                                                            =========  =======


















 See accompanying notes to consolidated financial statements.

      EMERSON ELECTRIC CO. AND SUBSIDIARIES                          FORM 10-Q
      Notes to Consolidated Financial Statements

      1. The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation of the results for the interim periods presented. The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required by generally accepted accounting principles. For further information refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1995.

      2.  Other Financial Information
          (Dollars in millions; unaudited)

                                                  December 31,  September 30,
          Inventories                                 1995           1995
          -----------                              ---------       -------
          Finished products                        $   632.6         587.2
          Raw materials and work in process          1,017.4       1,015.4
                                                   ---------       -------
                                                   $ 1,650.0       1,602.6
                                                   =========       =======
                                                  December 31,  September 30,
          Property, plant and equipment, net          1995           1995
          ----------------------------------       ---------       -------
          Property, plant and equipment, at cost   $ 4,341.9       4,230.5
          Less accumulated depreciation              2,167.4       2,095.6
                                                   ---------       -------
                                                   $ 2,174.5       2,134.9
                                                   =========       =======

      3. The Company has effectively guaranteed 50 percent of the indebtedness of a joint venture. For further information, refer to the Company's 1995 Annual Report on Form 10-K.

      Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

      Results of Operations

      Sales, net earnings and earnings per share for the first quarter of fiscal 1996 were the highest for any first quarter in the Company's history.

      Net sales for the quarter ended December 31, 1995 were $2,565.8 million, an increase of 12.3 percent over net sales of $2,284.6 million for the quarter ended December 31, 1994, reflecting double-digit sales growth for the Commercial and Industrial segment, modest Appliance and Construction-Related segment sales growth and the contribution of fiscal 1995 acquisitions. These results reflect continued strength in the international markets and sluggish domestic market demand. Excluding the positive impact of currency, underlying international sales including exports reported double-digit sales growth. With the exception of North America, all major geographic regions experienced strong sales growth.

      EMERSON ELECTRIC CO. AND SUBSIDIARIES                          FORM 10-Q

      The Commercial and Industrial segment achieved a double-digit sales increase compared to the first quarter of the prior year. The industrial motors and drives business reported the largest sales gains for the quarter due to strong international capital goods demand and the acquisitions of F.G. Wilson and Control Techniques. The process business reported double-digit sales growth as a result of strong domestic and international market demand for measurement, distributed control systems and control valve product lines. This business continues to report robust growth in orders. The electronics business also experienced double-digit sales growth due to strong domestic demand and recent acquisitions. Sales of the industrial components and equipment business increased modestly.

      The Appliance and Construction-Related segment reported modest sales growth compared to the first quarter of 1995. Strong sales by the heating, ventilating and air conditioning business reflected strengthening domestic end-markets, continued strong international demand, further acceptance of new products and market penetration.
      Sales of the fractional motor business increased slightly while sales of the tools and appliance components businesses decreased modestly as international sales gains were offset by a soft domestic market.

      Cost of sales for the first quarter was $1,650.4 million or 64.3 percent of sales, compared with $1,492.6 million, or 65.3 percent of sales, for the first quarter of 1995. Selling, general and administrative expenses for the three months ended December 31, 1995 were $517.0 million, or 20.2 percent of sales, compared to $440.9 million, or 19.3 percent of sales for the same period a year ago. Consolidated profit margins improved from the high levels of the prior year as a result of ongoing commitments to cost reduction efforts and productivity improvement programs across the Company. Margin improvement was achieved despite the Company's continued investment in its defined growth programs. During the quarter, the Company benefited from improvement in international operating efficiencies.

      Earnings in the first quarter of fiscal 1995 included a $41.3 million preferential distribution from the S-B Power Tool joint venture which was substantially offset by other non-recurring items and the adoption of SFAS No. 112 ($21.3 million, net of $13.7 million in related income tax benefits).

      Financial Condition

      A comparison of key elements of the Company's financial condition at the end of the first quarter as compared to the end of the prior fiscal year follows:

                                      December 31,     September 30,
                                         1995             1995
                                       --------         --------
      Working capital (in millions)      $791.2            503.4
      Current ratio                    1.2 to 1         1.2 to 1
      Total debt to total capital         27.4%            24.7%
      Net debt to net capital             24.9%            23.3%

      EMERSON ELECTRIC CO. AND SUBSIDIARIES                           FORM 10-Q

      The Company's interest coverage ratio (earnings before income taxes, non-recurring items and interest expense, divided by interest expense) was 13.0 times for the quarter ended December 31, 1995 compared to 16.1 times for the same period one year earlier. The decrease in the interest coverage ratio and increases in the debt to capital ratios reflect additional debt related to prior year acquisitions. In the first quarter, the Company issued $250 million of 6.3%, 10-year notes which were used to reduce outstanding U.S. commercial paper.

      Cash flow provided by operating activities was $140.2 million for the three months ended December 31, 1995 versus $170.7 million for the same period in the prior year. These results reflect increases in receivables and inventories associated with continued sales growth and international mix. Cash flow provided by operating activities and an increase in borrowings of $295.0 million were used primarily to fund capital expenditures of $106.4 million and pay dividends of $109.8 million.
      In the first quarter of fiscal 1995, $271.1 million of notes were issued to the sellers to finance the F.G. Wilson acquisition.

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


      Item 6.  Exhibits and Reports on Form 8-K.

      (a) Exhibits (Listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

           3(a) Restated Articles of Incorporation of Emerson Electric Co., incorporated by reference to Emerson Electric Co. 1989 Form 10-K, Exhibit 3(a).

           3(b) Bylaws of Emerson Electric Co., as amended through May 3, 1994, incorporated by reference to Emerson Electric Co. 1994 Form 10-K, Exhibit 3(b).

           27    Financial Data Schedule.

      (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended December 31, 1995.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    EMERSON ELECTRIC CO.


      Date: February 13, 1996   By  /s/ Walter J. Galvin
                                    -----------------------
                                    Walter J. Galvin
                                    Senior Vice President - Finance
                                    and Chief Financial Officer

                                    (on behalf of the registrant and
                                    as Chief Financial Officer)