Form 10-Q
period 1996-03-31
EMERSON ELECTRIC CO
filed 1996-05-14
CIK 32604

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                           ______________________

                                  FORM 10-Q



    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 1996

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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )



      Common stock outstanding at March 31, 1996: 224,074,496 shares.

                         PART I.  FINANCIAL INFORMATION               FORM 10-Q
                         Item 1.  Financial Statements.

                    EMERSON ELECTRIC CO. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS
           THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 1996 AND 1995
           (Dollars in millions except per share amounts; unaudited)

                                         Three Months           Six Months
                                     --------------------   -------------------
                                        1996       1995       1996       1995
                                     ---------   --------   --------   --------

   Net sales                         $ 2,819.8    2,514.1    5,385.6    4,798.7
                                     ---------   --------   --------   --------
   Costs and expenses:
     Cost of sales                     1,821.1    1,635.2    3,471.5    3,127.8
     Selling, general and
       administrative expenses           544.0      476.4    1,061.0      917.3
     Interest expense                     33.9       27.8       64.0       49.0
     Gain on sale of business
       and other non-recurring items        -          -          -       (34.3)
     Other deductions, net                18.4       18.2       24.8       28.1
                                     ---------   --------   --------   --------
       Total costs and expenses        2,417.4    2,157.6    4,621.3    4,087.9

   Income before income taxes and
     cumulative effect of change
     in accounting principle             402.4      356.5      764.3      710.8

   Income taxes                          147.5      129.4      278.9      259.0
                                     ---------   --------   --------   --------
   Income before cumulative effect of
     change in accounting principle      254.9      227.1      485.4      451.8

   Cumulative effect of change in
     accounting principle; $.10
     per common share                       -          -          -       (21.3)
                                     ---------   --------   --------   --------
   Net earnings                      $   254.9      227.1      485.4      430.5
                                     =========   ========   ========   ========
   Earnings per common share         $    1.14       1.02       2.17       1.93
                                     =========   ========   ========   ========
   Cash dividends per common share   $     .49        .43        .98        .86
                                     =========   ========   ========   ========

   Average number of shares used in
   computing earnings per common
   share (in thousands)                224,056    223,363    224,054    223,444
                                     =========   ========   ========   ========

   See accompanying notes to consolidated financial statements.
   ____________________________________________________________________________
   NOTE:  Including the pretax impact of the cumulative
   effect of accounting change, income before income
   taxes for the six months ended March 31, 1996 and 1995
   would have been:                                         $  764.3      675.8
                                                            ========   ========

                       EMERSON ELECTRIC CO. AND SUBSIDIARIES          FORM 10-Q
                            CONSOLIDATED BALANCE SHEETS
             (Dollars in millions except per share amounts; unaudited)

                                                        March 31, September 30,
                ASSETS                                    1996        1995
                ------                                 ---------     -------
   CURRENT ASSETS
     Cash and equivalents                              $   194.6       117.3
     Receivables, less allowances of $53.2 and $45.2     2,054.6     1,757.6
     Inventories                                         1,684.2     1,602.6
     Other current assets                                  315.5       306.6
                                                       ---------     -------
       Total current assets                              4,248.9     3,784.1
                                                       ---------     -------
   PROPERTY, PLANT AND EQUIPMENT, NET                    2,325.3     2,134.9
                                                       ---------     -------
   OTHER ASSETS
     Excess of cost over net assets of purchased
       businesses                                        2,648.9     2,384.9
     Other                                               1,153.7     1,095.1
                                                       ---------     -------
       Total other assets                                3,802.6     3,480.0
                                                       ---------     -------
                                                       $10,376.8     9,399.0
                                                       =========     =======
                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------
   CURRENT LIABILITIES
     Short-term borrowings and current maturities
       of long-term debt                               $ 1,456.5     1,387.1
     Accounts payable                                      644.6       740.2
     Accrued expenses                                      950.4       979.8
     Income taxes                                          202.7       173.6
                                                       ---------     -------
       Total current liabilities                         3,254.2     3,280.7
                                                       ---------     -------
   LONG-TERM DEBT                                          816.1       208.6
                                                       ---------     -------
   OTHER LIABILITIES                                     1,213.8     1,038.9
                                                       ---------     -------
   STOCKHOLDERS' EQUITY
     Preferred stock of $2.50 par value per share.
       Authorized 5,400,000 shares; issued - none              -           -
     Common stock of $1 par value per share.
     Authorized 400,000,000 shares; issued
       238,338,503 shares and 238,338,503 shares           238.3       238.3
     Additional paid in capital                             13.0        15.0
     Retained earnings                                   5,394.1     5,128.3
     Cumulative translation adjustments                    (22.1)       17.0
     Cost of common stock in treasury, 14,264,007
       shares and 14,439,861 shares                       (530.6)     (527.8)
                                                       ---------     -------
       Total stockholders' equity                        5,092.7     4,870.8
                                                       ---------     -------
                                                       $10,376.8     9,399.0
                                                       =========     =======
   See accompanying notes to consolidated financial statements.

                EMERSON ELECTRIC CO. AND SUBSIDIARIES                FORM 10-Q
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              SIX MONTHS ENDED MARCH 31, 1996 AND 1995
                  (Dollars in millions; unaudited)
                                                               1996      1995
                                                            ---------  -------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                  $   338.2    249.4

 INVESTING ACTIVITIES
   Capital expenditures                                        (218.8)  (183.1)
   Purchases of businesses, net of cash and
     equivalents acquired                                       (54.9)  (208.3)
   Proceeds from divestitures of businesses, net                   -       8.3
   Other                                                        (37.1)    39.8
                                                            ---------  -------
         Net cash (used in) investing activities               (310.8)  (343.3)
                                                            ---------  -------
 FINANCING ACTIVITIES
   Net increase (decrease) in short-term borrowings
     with maturities of 90 days or less                          83.8    592.1
   Proceeds from short-term borrowings                            9.7       -
   Principal payments on short-term borrowings                   (4.5)   (28.7)
   Proceeds from long-term debt                                 257.4      1.5
   Principal payments on long-term debt                         (16.7)  (127.9)
   Dividends paid                                              (219.6)  (192.3)
   Other                                                        (59.4)   (47.7)
                                                            ---------  -------
         Net cash provided by financing activities               50.7    197.0
                                                            ---------  -------
 Effect of exchange rate changes on cash and equivalents          (.8)     (.4)
                                                            ---------  -------
 INCREASE IN CASH AND EQUIVALENTS                                77.3    102.7

 Beginning cash and equivalents                                 117.3    113.3
                                                            ---------  -------
 ENDING CASH AND EQUIVALENTS                                $   194.6    216.0
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

      2. Emerson began consolidating Vermont American Corporation, the Company's joint venture with Robert Bosch GmbH, in the second quarter of fiscal 1996, as a result of an agreement which provides Emerson control over the venture. The increases in total assets and long-term debt reflect this consolidation. Emerson has guaranteed the indebtedness of this subsidiary. If required to perform under the guarantee, the Company will be partially indemnified by Robert Bosch GmbH. For further information, refer to the Company's 1995 Annual Report on Form 10-K.

      3.  Other Financial Information
          (Dollars in millions; unaudited)

                                                    March 31,    September 30,
          Inventories                                 1996           1995
          -----------                              ---------       -------
          Finished products                        $   677.7         587.2
          Raw materials and work in process          1,006.5       1,015.4
                                                   ---------       -------
                                                   $ 1,684.2       1,602.6
                                                   =========       =======

                                                    March 31,    September 30,
          Property, plant and equipment, net          1996           1995
          ----------------------------------       ---------       -------
          Property, plant and equipment, at cost   $ 4,631.2       4,230.5
          Less accumulated depreciation              2,305.9       2,095.6
                                                   ---------       -------
                                                   $ 2,325.3       2,134.9
                                                   =========       =======

     EMERSON ELECTRIC CO. AND SUBSIDIARIES                           FORM 10-Q


     Item 2.   Management's Discussion and Analysis of Results of
               Operations and Financial Condition.

     Results of Operations

     Sales, net earnings and earnings per share for the second quarter and first six months of fiscal 1996 were the highest for any quarter and first six-month period in the Company's history.

     Net sales were $2,819.8 million for the quarter ended March 31, 1996, up 12.2 percent over net sales of $2,514.1 million for the quarter ended March 31, 1995, and $5,385.6 million for the six months ended March 31, 1996, up 12.2 percent over net sales of $4,798.7 for the same period a year ago. The second quarter results reflect improvement in the market for the Appliance and Construction-Related Segment, solid demand for the Commercial and Industrial Segment, and the impact of acquisitions and consolidation of Vermont American Corporation. Underlying international sales including exports reported strong sales growth as all major regions, with the exception of North America, benefited from continued market strength.

     The Appliance and Construction-Related segment reported a double-digit sales increase compared to the second quarter of 1995. The tools business reported the largest sales gains for the quarter due to double-digit underlying domestic and international subsidiary sales growth plus the consolidation of Vermont American. The tools business benefited from strong growth at Sears. Strong sales by the heating, ventilating and air conditioning business reflected slight domestic growth, continued robust international growth and further acceptance of new products and market penetration. Sales of the fractional motor business increased slightly, while sales of the appliance components business decreased as domestic and international appliance markets were sluggish for the quarter.

     The Commercial and Industrial segment also reported a double-digit sales increase compared to the second quarter of 1995. The industrial motors and drives business reported a double-digit sales increase resulting from strong international capital goods growth and the acquisitions of F.G. Wilson and Control Techniques. The process business achieved double-digit sales growth as a result of continued strength in the international markets and the benefit of recent acquisitions. The electronics business experienced strong sales growth due to solid domestic demand, success of new products in penetrating new markets, and recent acquisitions. Sales of the industrial components and equipment business increased modestly as international market demand improved.

      EMERSON ELECTRIC CO. AND SUBSIDIARIES                           FORM 10-Q

      Cost of sales for the second quarter was $1,821.1 million or 64.6 percent of sales, compared with $1,635.2 million, or 65.0 percent of sales, for the second quarter of 1995. Cost of sales for the six months ended March 31, 1996 was $3,471.5 million or 64.5 percent of sales, compared to $3,127.8 million or 65.2 percent of sales for the same period a year ago. Selling, general and administrative expenses for the three months ended March 31, 1996 were $544.0 million, or 19.3 percent of sales, compared to $476.4 million, or 19.0 percent of sales for the same period a year ago. For the first six months of 1996, selling, general and administrative expenses were $1,061.0 million or 19.7 percent of sales, compared to $917.3 million or 19.1 percent of sales for the same period in 1995. The consolidated operating profit margin improved from the high level of the prior year as a result of the Company's ongoing commitments to cost reduction efforts and productivity improvement programs across the company.

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

      Financial Condition

      A comparison of key elements of the Company's financial condition at the end of the second quarter as compared to the end of the prior fiscal year follows:

                                       March 31,     September 30,
                                         1996             1995
                                       --------         --------
      Working capital (in millions)      $994.7            503.4
      Current ratio                    1.3 to 1         1.2 to 1
      Total debt to total capital         30.9%            24.7%
      Net debt to net capital             28.9%            23.3%

      The Company's interest coverage ratio (earnings before income taxes, non-recurring items and interest expense, divided by interest expense) was 12.9 times for the six months ended March 31, 1996 compared to 14.8 times for the same period one year earlier. The decrease in interest coverage ratio and increases in debt to capital ratios reflect the consolidation of Vermont American and acquisitions. In the first quarter, the Company issued $250 million of 6.3%, 10-year notes which were used to reduce outstanding U.S. commercial paper.

      Cash flow provided by operating activities was $338.2 million for the six months ended March 31, 1996 versus $249.4 million for the same period in the prior year. Receivables increased due to continued sales growth and international mix. Cash and equivalents increased by $77.3 million during the six months ended March 31, 1996. Cash flow provided by operating activities and an increase in borrowings of $329.7 million were

      EMERSON ELECTRIC CO. AND SUBSIDIARIES                           FORM 10-Q

      used primarily to pay dividends of $219.6 million and fund capital expenditures of $218.8 million. In the six months ended March
      31, 1995, $320 million of notes were issued to sellers to partially finance the F.G. Wilson and Control Techniques acquisitions.

      The Company has reached a definitive agreement with Caterpillar Inc. for the development and manufacture of diesel generator sets. Caterpillar will take an equity position in Emerson's F.G. Wilson (Engineering) Ltd. subsidiary. The transaction is contingent upon receiving applicable regulatory approvals.

      The Company is in a strong financial position, is generating strong operating cash flow, and has the resources available for reinvestment in existing businesses, strategic acquisitions and managing the capital structure.


                      PART II. OTHER INFORMATION

      Item 4.  Submission of Matters to a Vote of Security Holders

      The Annual Meeting of Stockholders was held on February 6, 1996.
      The directors listed in the Notice of Annual Meeting of Stockholders dated December 15, 1995 were elected for terms ending in 1999 with voting for each as follows:

              DIRECTOR                 FOR             WITHHELD
              --------             -----------        ----------
           D. C. Farrell           194,861,381          717,676
           J. A. Frates            194,782,475          796,582
           C. F. Knight            194,893,034          686,023
           R. B. Loynd             194,834,913          744,144
           R. W. Staley            194,888,580          690,477


      Item 6.  Exhibits and Reports on Form 8-K.

      (a) Exhibits (Listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

           3(a) Restated Articles of Incorporation of Emerson Electric Co., incorporated by reference to Emerson Electric Co. 1989 Form 10-K, Exhibit 3(a).

           3(b) Bylaws of Emerson Electric Co., as amended through May 3, 1995, incorporated by reference to Emerson Electric Co. 1995 Form 10-K, Exhibit 3(b).

           27    Financial Data Schedule

      (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended March 31, 1996.

      EMERSON ELECTRIC CO. AND SUBSIDIARIES                           FORM 10-Q


                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    EMERSON ELECTRIC CO.


      Date: May 13, 1996          By /s/ Walter J. Galvin
                                    -----------------------
                                    Walter J. Galvin
                                    Senior Vice President - Finance
                                    and Chief Financial Officer

                                    (on behalf of the registrant and
                                    as Chief Financial Officer)