Form 10-Q
period 1996-06-30
EMERSON ELECTRIC CO
filed 1996-08-14
CIK 32604

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                           ______________________

                                  FORM 10-Q



    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 1996

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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )



      Common stock outstanding at June 30, 1996:  224,206,838 shares.

                         PART I.  FINANCIAL INFORMATION               FORM 10-Q
                         Item 1.  Financial Statements.

                    EMERSON ELECTRIC CO. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS
           THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 1996 AND 1995
           (Dollars in millions except per share amounts; unaudited)

                                         Three Months           Nine Months
                                     --------------------   -------------------
                                        1996       1995       1996       1995
                                     ---------   --------   --------   --------

   Net sales                         $ 2,896.8    2,629.7    8,282.4    7,428.4
                                     ---------   --------   --------   --------
   Costs and expenses:
     Cost of sales                     1,859.8    1,707.0    5,331.3    4,834.8
     Selling, general and
       administrative expenses           567.1      498.7    1,628.1    1,416.0
     Interest expense                     32.2       31.2       96.2       80.2
     Gain on sale of business
       and other non-recurring items        -          -          -       (34.3)
     Other deductions, net                15.9       16.7       40.7       44.8
                                     ---------   --------   --------   --------
       Total costs and expenses        2,475.0    2,253.6    7,096.3    6,341.5

   Income before income taxes and
     cumulative effect of change
     in accounting principle             421.8      376.1    1,186.1    1,086.9

   Income taxes                          154.9      136.6      433.8      395.6
                                     ---------   --------   --------   --------
   Income before cumulative effect of
     change in accounting principle      266.9      239.5      752.3      691.3

   Cumulative effect of change in
     accounting principle; $.10
     per common share                       -          -         -        (21.3)
                                     ---------   --------   --------   --------
   Net earnings                      $   266.9      239.5      752.3      670.0
                                     =========   ========   ========   ========
   Earnings per common share         $    1.19       1.07       3.36       3.00
                                     =========   ========   ========    =======
   Cash dividends per common share   $     .49        .43       1.47       1.29
                                     =========   ========   ========    =======

   Average number of shares used in
   computing earnings per common
   share (in thousands)                224,105    223,633    224,071    223,507
                                     =========   ========   ========    =======

   See accompanying notes to consolidated financial statements.
   ____________________________________________________________________________
   NOTE:  Including the pretax impact of the cumulative
   effect of accounting change, income before income
   taxes for the nine months ended June 30, 1996 and 1995
   would have been:                                         $1,186.1    1,051.9
                                                            ========   ========

                       EMERSON ELECTRIC CO. AND SUBSIDIARIES          FORM 10-Q
                            CONSOLIDATED BALANCE SHEETS
             (Dollars in millions except per share amounts; unaudited)

                                                        June 30,  September 30,
                ASSETS                                    1996        1995
                ------                                 ---------     -------
   CURRENT ASSETS
     Cash and equivalents                              $   213.1       117.3
     Receivables, less allowances of $55.4 and $45.2     2,055.3     1,757.6
     Inventories                                         1,671.7     1,602.6
     Other current assets                                  310.1       306.6
                                                       ---------     -------
       Total current assets                              4,250.2     3,784.1
                                                       ---------     -------
   PROPERTY, PLANT AND EQUIPMENT, NET                    2,356.0     2,134.9
                                                       ---------     -------
   OTHER ASSETS
     Excess of cost over net assets of purchased
       businesses                                        2,678.5     2,384.9
     Other                                               1,160.9     1,095.1
                                                       ---------     -------
       Total other assets                                3,839.4     3,480.0
                                                       ---------     -------
                                                       $10,445.6     9,399.0
                                                       =========     =======
                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------
   CURRENT LIABILITIES
     Short-term borrowings and current maturities
       of long-term debt                               $ 1,402.7     1,387.1
     Accounts payable                                      599.1       740.2
     Accrued expenses                                      992.9       979.8
     Income taxes                                          165.4       173.6
                                                       ---------     -------
       Total current liabilities                         3,160.1     3,280.7
                                                       ---------     -------
   LONG-TERM DEBT                                          786.2       208.6
                                                       ---------     -------
   OTHER LIABILITIES                                     1,288.5     1,038.9
                                                       ---------     -------
   STOCKHOLDERS' EQUITY
     Preferred stock of $2.50 par value per share.
       Authorized 5,400,000 shares; issued - none              -           -
     Common stock of $1 par value per share.
       Authorized 400,000,000 shares; issued
       238,338,503 shares and 238,338,503 shares           238.3       238.3
     Additional paid-in capital                             11.8        15.0
     Retained earnings                                   5,551.3     5,128.3
     Cumulative translation adjustments                    (58.4)       17.0
     Cost of common stock in treasury, 14,131,665
       shares and 14,439,861 shares                       (532.2)     (527.8)
                                                       ---------     -------
       Total stockholders' equity                        5,210.8     4,870.8
                                                       ---------     -------
                                                       $10,445.6     9,399.0
                                                       =========     =======
   See accompanying notes to consolidated financial statements.

                EMERSON ELECTRIC CO. AND SUBSIDIARIES                FORM 10-Q
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             NINE MONTHS ENDED JUNE 30, 1996 AND 1995
                  (Dollars in millions; unaudited)
                                                               1996      1995
                                                            ---------  -------

   NET CASH PROVIDED BY OPERATING ACTIVITIES               $    682.2    556.5
                                                            ---------  -------
   INVESTING ACTIVITIES
     Capital expenditures                                      (344.8)  (298.1)
     Purchases of businesses, net of cash and
       equivalents acquired                                    (167.8)  (236.0)
     Proceeds from divestiture of business, net                     -      8.3
     Other                                                       64.6     27.8
                                                            ---------  -------
         Net cash used in investing activities                 (448.0)  (498.0)
                                                            ---------  -------
   FINANCING ACTIVITIES
     Net increase in short-term borrowings
       with maturities of 90 days or less                        42.1    524.3
     Proceeds from short-term borrowings                          3.4      0.1
     Principal payments on short-term borrowings                 (8.9)   (28.7)
     Proceeds from long-term debt                               249.9      1.5
     Principal payments on long-term debt                       (20.3)  (128.8)
     Dividends paid                                            (329.4)  (288.4)
     Net purchases of treasury stock                            (71.7)   (42.7)
                                                            ---------  -------
         Net cash provided by (used in) financing activities   (134.9)    37.3
                                                            ---------  -------
   Effect of exchange rate changes on cash and equivalents       (3.5)     4.1
                                                            ---------  -------
   INCREASE IN CASH AND EQUIVALENTS                              95.8     99.9

   Beginning cash and equivalents                               117.3    113.3
                                                            ---------  -------
   ENDING CASH AND EQUIVALENTS                              $   213.1    213.2
                                                            =========  =======


















   See accompanying notes to consolidated financial statements.

     EMERSON ELECTRIC CO. AND SUBSIDIARIES                           FORM 10-Q


     Notes to Consolidated Financial Statements

     1. The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation of the results for the interim periods presented. These adjustments consist only of normal recurring accruals, except for those otherwise disclosed. The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required by generally accepted accounting principles. For further information refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1995.

     2. Emerson began consolidating Vermont American Corporation, the Company's joint venture with Robert Bosch GmbH, in the second quarter of fiscal 1996, as a result of an agreement which provides Emerson control over the venture. The increases in total assets, long-term debt and other liabilities reflect this consolidation. Emerson has guaranteed the indebtedness of this subsidiary. If required to perform under the guarantee, the Company will be partially indemnified by Robert Bosch GmbH. For further information, refer to the Company's 1995 Annual Report on Form 10-K.

     3. During the third quarter of fiscal 1996, the Company received regulatory approvals to develop and manufacture equipment used for temporary and standby power applications with Caterpillar Inc. Caterpillar has taken an equity position in Emerson's subsidiary, F.G. Wilson (Engineering) Ltd.

     4.  Other Financial Information
         (Dollars in millions; unaudited)
                                                   June 30,     September 30,
         Inventories                                 1996           1995
         -----------                              ---------       -------
         Finished products                        $   669.0         587.2
         Raw materials and work in process          1,002.7       1,015.4
                                                  ---------       -------
                                                  $ 1,671.7       1,602.6
                                                  =========       =======

                                                   June 30,     September 30,
         Property, plant and equipment, net          1996           1995
         ----------------------------------       ---------       -------
         Property, plant and equipment, at cost   $ 4,719.8       4,230.5
         Less accumulated depreciation              2,363.8       2,095.6
                                                  ---------       -------
                                                  $ 2,356.0       2,134.9
                                                  =========       =======

     EMERSON ELECTRIC CO. AND SUBSIDIARIES                           FORM 10-Q


     Item 2.   Management's Discussion and Analysis of Results of
               Operations and Financial Condition.

     Results of Operations

     Sales, net earnings and earnings per share for the third quarter and first nine months of fiscal 1996 were the highest for any quarter and first nine-month period in the Company's history.

     Net sales were $2,896.8 million for the quarter ended June 30, 1996, up 10.2 percent over net sales of $2,629.7 million for the quarter ended June 30, 1995, and $8,282.4 million for the nine months ended June 30, 1996, up 11.5 percent over net sales of $7,428.4 for the same period a year ago. The third quarter results reflect solid improvement in the Appliance and Construction-Related segment, modest sales growth for the Commercial and Industrial segment, and the contribution of acquisitions and consolidation of Vermont American Corporation. Domestic sales, excluding acquisitions, showed solid improvement as this market strengthened during the quarter. International sales including exports increased as a result of very strong growth in Asia Pacific and modest growth in Europe.

     In the Appliance and Construction-Related segment, the heating, ventilating and air-conditioning business reported strong sales growth due to strengthening domestic demand and continued acceptance of new products. Strong sales growth in the fractional motors business reflected a strengthening domestic consumer market. The underlying tools business reported modest sales growth due to higher Sears demand and the acceptance of new products. Sales of the appliance components business were unchanged as improved domestic demand was offset by a sluggish international market.

     In the Commercial and Industrial segment, process business sales growth reflected continued strength in domestic and international capital goods demand and recent acquisitions. The electronics business experienced excellent sales growth due to strong domestic demand, recent acquisitions and the success of new products. Sales of the industrial motors and drives business increased modestly as international demand weakened while sales of the industrial components and equipment business decreased slightly.

     Cost of sales for the third quarter was $1,859.8 million or 64.2 percent of sales, compared with $1,707.0 million, or 64.9 percent of sales, for the third quarter of 1995. Cost of sales for the nine months ended June 30, 1996 was $5,331.3 million or 64.4 percent of sales, compared to $4,834.8 million or 65.1 percent of sales for the same period a year ago. Selling, general and administrative expenses for the three months ended June 30, 1996 were $567.1 million, or 19.6 percent of sales, compared to $498.7 million, or 19.0 percent of sales for the same period a year ago. For the first nine months of 1996, selling, general and administrative expenses were $1,628.1 million or 19.6 percent of sales, compared to $1,416.0 million or 19.0 percent of sales for the same

     EMERSON ELECTRIC CO. AND SUBSIDIARIES                           FORM 10-Q

     period in 1995. Consolidated profit margins improved from the high levels of the previous year as a result of ongoing commitments to cost reduction efforts and productivity improvement programs across the Company.

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

     Financial Condition

     A comparison of key elements of the Company's financial condition at the end of the third quarter as compared to the end of the prior fiscal year follows:
                                      June 30,       September 30,
                                        1996             1995
                                      --------         --------
     Working capital (in millions)   $ 1,090.1            503.4
     Current ratio                    1.3 to 1         1.2 to 1
     Total debt to total capital         29.6%            24.7%
     Net debt to net capital             27.4%            23.3%

     The Company's interest coverage ratio (earnings before income taxes, non-recurring items and interest expense, divided by interest expense) was 13.3 times for the nine months ended June 30, 1996 compared to 14.1 times for the same period one year earlier. The decrease in interest coverage ratio and increases in debt to capital ratios reflect the consolidation of Vermont American and acquisitions. In the first quarter, the Company issued $250 million of 6.3%, 10-year notes which were used to reduce outstanding U.S. commercial paper. The Company has extended $500 million of its U.S. lines of credit to 2001.

     Cash flow provided by operating activities was $682.2 million for the nine months ended June 30, 1996 versus $556.5 million for the same period in the prior year. Receivables increased primarily due to sales growth and minor seasonality. Cash and equivalents increased by $95.8 million during the nine months ended June 30, 1996. Cash flow provided by operating activities and an increase in borrowings of $266.2 million were used primarily to fund capital expenditures of $344.8 million, purchase businesses (net of cash and equivalents acquired) for $167.8 million, and pay dividends of $329.4 million. In the first half of the prior year, $320 million of notes were issued to sellers to partially finance the F.G. Wilson and Control Techniques acquisitions.

     The Company is in a strong financial position, is generating strong operating cash flow, and has the resources available for reinvestment in existing businesses, strategic acquisitions and managing the capital structure on a short and long-term basis.

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


     Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits (Listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

          3(a) Restated Articles of Incorporation of Emerson Electric Co., incorporated by reference to Emerson Electric Co. 1989 Form 10-K, Exhibit 3(a).

          3(b) Bylaws of Emerson Electric Co., as amended through May 3, 1995, incorporated by reference to Emerson Electric Co. 1995 Form 10-K, Exhibit 3(b).

          10(1) Third amendment to the Supplemental Executive Savings Investment Plan filed herewith.

          27     Financial Data Schedule

     (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended June 30, 1996.


                               SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    EMERSON ELECTRIC CO.


     Date: August 14, 1996     By /s/ Walter J. Galvin
                                    -----------------------
                                    Walter J. Galvin
                                    Senior Vice President - Finance
                                    and Chief Financial Officer

                                    (on behalf of the registrant and
                                    as Chief Financial Officer)