Form 10-K
period 1996-09-30
EMERSON ELECTRIC CO
filed 1996-12-19
CIK 32604

                 SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                               FORM 10-K

 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended September 30, 1996
                                 OR
 [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

 Aggregate market value of the voting stock held by nonaffiliates of the registrant as of close of business on October 31, 1996: $19,790 million.

 Common stock outstanding at October 31, 1996: 223,663,349 shares.

                  Documents Incorporated by Reference

 1. Portions of Emerson Electric Co. 1996 Annual Report to Stockholders (Parts I and II).

 2. Portions of Emerson Electric Co. Notice of 1997 Annual Meeting of the Stockholders and Proxy Statement (Part III).

                                      PART I
 Item 1.  Business
 -----------------

 Emerson was incorporated in Missouri in 1890. Originally engaged in the manufacture and sale of electric motors and fans, Emerson's product lines were subsequently expanded through internal growth and acquisitions. Emerson is now engaged principally in the worldwide design, manufacture and sale of a broad range of electrical, electromechanical and electronic products and systems.

        ------------------------------------------------------

 The products manufactured by the Company are classified into the following industry segments: Commercial and Industrial Components and Systems; and Appliance and Construction-Related Components. Net sales, income before income taxes and accounting changes and total assets attributable to each industry segment for the three years ended
 September 30, 1996 are set forth in Note 13 of Notes to Consolidated Financial Statements on page 39 of the 1996 Annual Report, which note is hereby incorporated by reference. Information with respect to acquisition and divestiture activities by Emerson is set forth in Note 2 of Notes to Consolidated Financial Statements on page 33 of the 1996 Annual Report, which note is hereby incorporated by reference.

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

 Products used in process industries include various types of instrumentation, valves and control systems for measurement and control of fluid flow. Included are various types of meters such as rotameters, positive displacement meters, magnetic flow meters, turbine meters, direct mass flow meters and instruments to measure water quality. Other products include solid state telemetering equipment, various types of pressure and vacuum relief valves and personal computer-based software used for industrial automation applications. In addition, Emerson manufactures and sells temperature sensors, pressure sensors and transmitters used to measure and/or control temperature, pressure, level and rate and amount of flow. Also produced are process gas chromatographs, in-situ oxygen analyzers, infrared gas and process fluid analyzers, combustion analyzers and systems, and other analyzers which measure pH and conductivity. The Company also manufactures and sells sliding stem valves, rotary valves, plastic-lined plug valves, butterfly valves, pressure regulators, and related actuators and controllers.

 Emerson also manufactures electronic measurement and data acquisition equipment for use in industrial processing. In addition, Emerson produces vibratory separating equipment used primarily in the chemical, mining, pharmaceutical, food processing, pulp and paper, ceramic and metal-working markets.

 Beginning with a line of electric motors for industrial and heavy commercial applications, Emerson's products for industrial automation include certain kinds of integral horsepower motors, gear drives, pump motors, alternators, electronic variable speed drives and diesel generator sets. Emerson also produces and services electronic uninterruptible power supplies, power conditioning and distribution equipment, modular power systems and environmental control systems used in communications and information processing applications.

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

             APPLIANCE AND CONSTRUCTION-RELATED COMPONENTS
             ---------------------------------------------

 The Appliance and Construction-Related segment consists of fractional motors and appliance components; heating, ventilating and air conditioning components; and tools. This segment includes components sold to distributors and original equipment manufacturers for inclusion in end-products and systems (ultimately sold through commercial and residential building construction channels); and construction-related products which retain their identity and are sold through distributors to consumers and the professional trades.

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

 Emerson manufactures and sells a line of electrical products primarily for the residential markets, including electric waste disposers, hot water dispensers, ventilating equipment and exhaust fans.

 Emerson is a producer of selected professional and hardware tools and accessories, and service equipment. These products include certain kinds of wrenches, thread cutters, pipe cutters, reamers, vises, pipe and bolt threading machines and sewer and drain cleaning equipment. The principal markets for these professional tools and service equipment include plumbing, heating and air conditioning contractors, construction and maintenance companies, petroleum and gas producers, refiners and processors, and farm and home consumers.

 Emerson produces ladders, scaffolding and related accessories. Also produced by Emerson for marketing by a major retailer are shop vacuum cleaners, a line of bench power tools for home workshop use and a line of hand tools including adjustable wrenches, screwdrivers, pliers and chisels.

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

 BACKLOG
 -------

 The estimated consolidated order backlog of the Company was $1,810 million and $1,815 million at September 30, 1996 and 1995, respectively. Nearly all of the September 30, 1996 consolidated backlog amount is expected to be shipped within one year. The estimated backlog by industry segment at September 30, 1996 and 1995 follows (dollars in millions):

                                                 1996          1995
                                               -------       -------
     Commercial and Industrial                 $ 1,191         1,215
     Appliance and Construction-Related            619           600
                                               -------       -------
          Consolidated Order Backlog           $ 1,810         1,815
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

 RESEARCH AND DEVELOPMENT
 ------------------------

 Costs associated with Company-sponsored research, new product development and product improvement were $398.7 million in 1996, $354.2 million in 1995 and $298.2 million in 1994.

 ENVIRONMENT
 -----------

 The Company's manufacturing locations generate waste, the treatment, storage, transportation and disposal of which are subject to federal, state and local laws and regulations relating to the protection of the environment.
 Compliance with laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has not had a material effect upon Emerson's capital expenditures, earnings or competitive position. It is not anticipated that Emerson will have material capital expenditures for environmental control facilities during the next fiscal year.

 EMPLOYEES
 ---------

 Emerson and its subsidiaries had an average of approximately 86,400 employees during 1996.

 DOMESTIC AND FOREIGN OPERATIONS
 -------------------------------

 International sales were $4,867 million in 1996, $4,386 million in 1995 and $3,243 million in 1994, including U.S. exports of $885 million, $768 million and $589 million in 1996, 1995 and 1994, respectively. Although there are additional risks attendant to foreign operations, such as nationalization of facilities, currency fluctuations and restrictions on the movement of funds, Emerson's financial position has not been materially affected thereby to date. See Note 13 of Notes to Consolidated Financial Statements on page 39 of the 1996 Annual Report for further information with respect to foreign operations.

 Item 2.  Properties
 -------------------

 At September 30, 1996, Emerson had approximately 325 manufacturing locations worldwide, of which approximately 170 were located outside the United States, primarily in Europe and to a lesser extent in Asia-Pacific, Canada and Latin America. Approximately 200 locations are occupied by the Commercial and Industrial segment, and approximately 125 are occupied by the Appliance and Construction-Related segment. The majority of the locations are owned or occupied under capital lease obligations with the remainder occupied under operating leases. The Company considers its facilities suitable and adequate for the purposes for which they are used.

 Item 3.  Legal Proceedings
 --------------------------

 Emerson is a party to a number of pending legal proceedings, several of which claim substantial amounts of damages. There are no pending legal proceedings that management believes will be material in relation to the Company's business or financial position.

 Item 4.  Submission of Matters to a Vote of Security Holders
 ------------------------------------------------------------

 There were no matters submitted to a vote of security holders during the quarter ended September 30, 1996.

             -------------------------------------------

 Executive Officers of the Registrant

 The following sets forth certain information as of December 1996 with respect to Emerson's executive officers. These officers have been elected or appointed to terms which will expire February 4, 1997:

                                                                      First
                                                                    Served as
        Name                 Position                        Age     Officer
        ----                 --------                        ---   ----------
     C. F. Knight*      Chairman of the Board, President
                        and Chief Executive Officer           60      1972

     A. E. Suter*       Senior Vice Chairman and
                        Chief Operating Officer               61      1979

     R. W. Staley*      Vice Chairman Asia-Pacific            61      1975

     W. J. Galvin       Senior Vice President - Finance
                        and Chief Financial Officer           50      1984

     W. W. Withers      Senior Vice President,
                        Secretary and
                        General Counsel                       56      1989

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

                                PART II

 Item 5.  Market for Registrant's Common Equity and Related Stockholder
 ----------------------------------------------------------------------
          Matters
          -------

 The information regarding the market for the Company's common stock, quarterly market price ranges and dividend payments set forth in Note 14 of Notes to Consolidated Financial Statements on page 40 of the 1996 Annual Report is hereby incorporated by reference. There were approximately 29,800 stockholders at September 30, 1996. On October 5, 1995, the Company issued 148,772 shares of common stock for all of the stock of an electrical power systems and equipment services company. The shares were not registered based on the exemption provided by Section 3(a)(10) of the 1993 Securities Act. The terms and conditions of the transaction were approved by the California Department of Corporations after a hearing upon the fairness of such terms and conditions. On June 28, 1996, the Company issued 29,572 shares of common stock (plus cash) for all of the stock of a turn-key systems integration company.
 The shares were not registered based on the exemption provided by Regulation D of the 1993 Securities Act. Both shareholders of the acquired company were accredited investors.

 Item 6.  Selected Financial Data
 --------------------------------

 Years ended September 30
 (Dollars in millions except per share amounts)

                             1996      1995      1994      1993      1992
                            ------    ------    ------    ------    ------

      Net sales         $ 11,149.9  10,012.9   8,607.2   8,173.8   7,706.0

      Net earnings      $  1,018.5     907.7     788.5     708.1     662.9

      Earnings
       per common share $     4.55      4.06      3.52      3.15      2.96

      Cash dividends
       per common share $     1.96      1.78      1.56      1.44      1.38

      Long-term debt    $    772.6     208.6     279.9     438.0     448.0

      Total assets      $ 10,481.0   9,399.0   8,215.0   7,814.5   6,627.0

 Income before cumulative effect of change in accounting for postemployment benefits ($21.3 million; $.10 per share) was $929.0 million in 1995. Net earnings in 1995 includes non-recurring items which were substantially offset by the accounting change.

 Income before cumulative effect of change in accounting for postretirement benefits ($115.9 million; $.52 per share) was $904.4 million in 1994. Net earnings in 1994 includes non-recurring items which were substantially offset by the accounting change. See Notes 2 and 7 of Notes to Consolidated Financial Statements on pages 33, 35 and 36 of the 1996 Annual Report for information regarding these items and the Company's acquisition and divestiture activities.

 Item 7.  Management's Discussion and Analysis of Financial Condition
 --------------------------------------------------------------------
          and Results of Operations
          -------------------------

 Narrative discussion appearing under "Results of Operations" and "Financial Position, Capital Resources and Liquidity" on pages 22 through 26, and the "Safe Harbor Statement" on the inside back cover in the 1996 Annual
 Report are hereby incorporated by reference.

 Item 8.  Financial Statements and Supplementary Data
 ----------------------------------------------------

 The consolidated financial statements of the Company and its subsidiaries on pages 27 through 40 and the report thereon of KPMG Peat Marwick LLP appearing on page 41 of the 1996 Annual Report are hereby incorporated by reference.

 Item 9.  Changes in and Disagreements with Accountants on Accounting
 --------------------------------------------------------------------
          and Financial Disclosure
          ------------------------

 None.

                               PART III

 Item 10.  Directors and Executive Officers of the Registrant
 ------------------------------------------------------------

 Information regarding nominees and directors appearing under "Nominees and Continuing Directors" in the Emerson Electric Co. Notice of Annual Meeting of the Stockholders and Proxy Statement for the February 1997 annual stockholders' meeting (the "1997 Proxy Statement") is hereby incorporated by reference. Information regarding executive officers is set forth in
 Part I of this report.

 Item 11.  Executive Compensation
 --------------------------------

 Information appearing under "Director Compensation" and "Executive Compensation" in the 1997 Proxy Statement is hereby incorporated by reference.

 Item 12.  Security Ownership of Certain Beneficial Owners and
 -------------------------------------------------------------
           Management
           ----------

 The information regarding beneficial ownership of shares by nominees and continuing directors and by all directors and executive officers as a group appearing under "Nominees and Continuing Directors" in the 1997 Proxy Statement is hereby incorporated by reference.

 Item 13.  Certain Relationships and Related Transactions
 --------------------------------------------------------

 Information appearing under "Certain Business Relationships" in the 1997 Proxy Statement is hereby incorporated by reference.

                                PART IV

 Item 14.  Exhibits, Financial Statement Schedules, and Reports on
 -----------------------------------------------------------------
           Form 8-K
           ---------

 A)   Documents filed as a part of this report:

     1. The consolidated financial statements of the Company and its subsidiaries on pages 27 through 40 and the report thereon of KPMG Peat Marwick LLP appearing on page 41 of the 1996 Annual Report.

     2.   Financial Statement Schedules

          All schedules are omitted because they are not required, not applicable or the information is given in the financial statements or notes thereto contained in the 1996 Annual Report.

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

     10(g)*  Third Amendment to the Emerson Electric Co. 1993
             Incentive Shares Plan filed herewith.

     10(h)* Restricted Shares Award Agreement with C. F. Knight dated November 1, 1993, incorporated by reference to Emerson Electric Co. 1993 Form 10-K, Exhibit 10(i).

     10(i)*  Emerson Electric Co. Directors' Continuing
             Compensation Plan, incorporated by reference to Emerson Electric Co. 1987 Form 10-K, Exhibit 10(g), and Amendment filed herewith.

     10(j)* Deferred Compensation Plan for Non-Employee Directors, as amended, incorporated by reference to Emerson
             Electric. Co. 1994 Form 10-K, Exhibit 10(k).

     10(k)*  Emerson Electric Co. Supplemental Executive
             Retirement Plan, incorporated by reference to Emerson Electric Co. 1989 Form 10-K, Exhibit 10(i).

     10(l)*  Third Amendment to the Supplemental Executive
             Savings Investment Plan, incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended June 30, 1996, Exhibit 10(1).

     10(m)* Annual Incentive Plan incorporated by reference to Emerson Electric Co. 1995 Proxy Statement dated
             December 14, 1994, Appendix A.

     13      Portions of Emerson Electric Co. Annual Report to
             Stockholders for the year ended September 30, 1996 incorporated by reference herein.

     21      Subsidiaries of Emerson Electric Co.

     23      Independent Auditors' Consent.

     24      Power of Attorney.

     27      Financial Data Schedule.

     * Management contract or compensatory plan.

 B)  No reports on Form 8-K were filed during the quarter ended
     September 30, 1996.

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

 Date:  December 19, 1996

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 19, 1996, by the following persons on behalf of the registrant and in the capacities indicated.

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

   Exhibit No.      Exhibit
   ----------       -------

   10(g)            Third Amendment to the Emerson Electric Co. 1993
                    Incentive Shares Plan

   10(i) Amendment to the Emerson Electric Co. Directors' Continuing Compensation Plan

   13 Portions of Annual Report to Stockholders for the year ended September 30, 1996, incorporated by reference herein

   21               Subsidiaries of Emerson Electric Co.

   23               Independent Auditors' Consent

   24               Power of Attorney

   27               Financial Data Schedule

   See Item 14(A)(3) for a list of exhibits incorporated by reference.