Form 10-Q
period 1996-12-31
EMERSON ELECTRIC CO
filed 1997-02-13
CIK 32604

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                           ______________________

                                  FORM 10-Q



    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                   For the quarterly period ended December 31, 1996

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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )



      Common stock outstanding at December 31, 1996:  223,512,604 shares.

                         PART I.  FINANCIAL INFORMATION               FORM 10-Q
                         Item 1.  Financial Statements.

                    EMERSON ELECTRIC CO. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS
                THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
           (Dollars in millions except per share amounts; unaudited)

                                                           Three Months Ended
                                                               December 31,
                                                         ---------------------
                                                            1996        1995
                                                         ----------   --------
   Net sales                                             $  2,830.6    2,565.8
                                                         ----------   --------
   Costs and expenses:
     Cost of sales                                          1,805.4    1,650.4
     Selling, general and administrative expenses             583.3      517.0
     Interest expense                                          27.5       30.1
     Other deductions, net                                      9.1        6.4
                                                         ----------   --------
       Total costs and expenses                             2,425.3    2,203.9
                                                         ----------   --------
   Income before income taxes                                 405.3      361.9

   Income taxes                                               150.4      131.4
                                                         ----------   --------
   Net earnings                                          $    254.9      230.5
                                                         ==========   ========

   Earnings per common share                             $     1.14       1.03
                                                         ==========   ========

   Cash dividends per common share                       $      .54        .49
                                                         ==========   ========

   Average number of shares used in computing
     earnings per common share (in thousands)               223,704    224,053
                                                         ==========   ========

















   See accompanying notes to consolidated financial statements.

                       EMERSON ELECTRIC CO. AND SUBSIDIARIES          FORM 10-Q
                            CONSOLIDATED BALANCE SHEETS
             (Dollars in millions except per share amounts; unaudited)

                                                     December 31, September 30,
                ASSETS                                    1996        1996
                ------                                 ---------     -------
   CURRENT ASSETS
     Cash and equivalents                              $   181.9       149.0
     Receivables, less allowances of $51.7 and $50.3     2,016.4     1,979.8
     Inventories                                         1,816.9     1,743.9
     Other current assets                                  314.2       314.5
                                                       ---------     -------
       Total current assets                              4,329.4     4,187.2
                                                       ---------     -------
   PROPERTY, PLANT AND EQUIPMENT, NET                    2,490.6     2,450.8
                                                       ---------     -------
   OTHER ASSETS
     Excess of cost over net assets of purchased
       businesses                                        2,865.4     2,779.2
     Other                                               1,011.0     1,063.8
                                                       ---------     -------
       Total other assets                                3,876.4     3,843.0
                                                       ---------    --------
                                                       $10,696.4    10,481.0
                                                       =========    ========
                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------
   CURRENT LIABILITIES
     Short-term borrowings and current maturities
       of long-term debt                               $ 1,201.3       967.0
     Accounts payable                                      620.6       791.3
     Accrued expenses                                    1,035.6     1,063.3
     Income taxes                                          259.0       199.5
                                                       ---------     -------
       Total current liabilities                         3,116.5     3,021.1
                                                       ---------     -------
   LONG-TERM DEBT                                          773.2       772.6
                                                       ---------     -------
   OTHER LIABILITIES                                     1,311.8     1,333.9
                                                       ---------     -------
   STOCKHOLDERS' EQUITY
     Preferred stock of $2.50 par value per share.
       Authorized 5,400,000 shares; issued - none              -           -
     Common stock of $1 par value per share.
       Authorized 400,000,000 shares; issued
       238,338,503 shares                                  238.3       238.3
     Additional paid in capital                              6.2        12.3
     Retained earnings                                   5,841.7     5,707.7
     Cumulative translation adjustments                     27.4       (29.2)
     Cost of common stock in treasury, 14,825,899
       shares and 14,618,576 shares                       (618.7)     (575.7)
                                                       ---------     -------
       Total stockholders' equity                        5,494.9     5,353.4
                                                       ---------    --------
                                                       $10,696.4    10,481.0
                                                       =========    ========
   See accompanying notes to consolidated financial statements.

                 EMERSON ELECTRIC CO. AND SUBSIDIARIES                FORM 10-Q
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                  (Dollars in millions; unaudited)
                                                               1996      1995
                                                             ---------  -------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                  $   184.1    140.2

 INVESTING ACTIVITIES
   Capital expenditures                                        (113.7)  (106.4)
   Purchases of businesses, net of cash and
     equivalents acquired                                       (14.6)   (47.8)
   Other, net                                                   (65.9)   (14.0)
                                                            ---------  -------
         Net cash used in investing activities                 (194.2)  (168.2)
                                                            ---------  -------
 FINANCING ACTIVITIES
   Net increase in short-term borrowings                        221.8     54.5
   Proceeds from long-term debt                                   5.5    249.2
   Principal payments on long-term debt                          (5.7)    (8.7)
   Dividends paid                                              (120.9)  (109.8)
   Net purchases of treasury stock                              (59.5)   (44.7)
                                                            ---------  -------
         Net cash provided by financing activities               41.2    140.5
                                                            ---------  -------
 Effect of exchange rate changes on cash and equivalents          1.8     (1.9)
                                                            ---------  -------
 INCREASE IN CASH AND EQUIVALENTS                                32.9    110.6

 Beginning cash and equivalents                                 149.0    117.3
                                                            ---------  -------
 ENDING CASH AND EQUIVALENTS                               $    181.9    227.9
                                                            =========  =======
























 See accompanying notes to consolidated financial statements.

      EMERSON ELECTRIC CO. AND SUBSIDIARIES                           FORM 10-Q
      Notes to Consolidated Financial Statements

      1. The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation of the results for the interim periods presented. These adjustments consist only of normal recurring accruals. The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required by generally accepted accounting principles. For further information refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996.

      2.  Other Financial Information
          (Dollars in millions; unaudited)
                                                  December 31,  September 30,
          Inventories                                 1996          1996
          -----------                              ---------       -------
          Finished products                        $   766.3         720.7
          Raw materials and work in process          1,050.6       1,023.2
                                                   ---------       -------
                                                   $ 1,816.9       1,743.9
                                                   =========       =======

                                                  December 31,  September 30,
          Property, plant and equipment, net          1996           1996
          ----------------------------------       ---------       -------
          Property, plant and equipment, at cost   $ 5,001.7       4,865.6
          Less accumulated depreciation              2,511.1       2,414.8
                                                   ---------       -------
                                                   $ 2,490.6       2,450.8
                                                   =========       =======

      3. In February 1997, stockholders approved an increase in authorized common stock, which will allow the Company to execute the two-for-one stock split announced in November. Stockholders of record February 21, 1997, will receive one additional share of common stock for each share held, to be distributed March 10, 1997. Assuming retroactive application of the split, pro forma earnings per share would have been $.57 and $.51 for the three months ended December 31, 1996 and 1995, respectively. The accompanying financial statements have not been restated to reflect the split since it has not yet been consummated.

      EMERSON ELECTRIC CO. AND SUBSIDIARIES                          FORM 10-Q

      Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

      Results of Operations

      Sales, net earnings and earnings per share for the first quarter of fiscal 1997 were the highest for any first quarter in the Company's history.

      Net sales for the quarter ended December 31, 1996 were $2,830.6 million, an increase of 10.3 percent over net sales of $2,565.8 million for the quarter ended December 31, 1995. All businesses reported higher sales reflecting solid international and moderate domestic demand, and the contribution of 1996 acquisitions. Excluding the negative impact of currency, underlying international sales showed good improvement due to very strong export sales and continued strength in Asia-Pacific and Latin America.

      In the Commercial and Industrial segment, sales of the electronics business were very strong, driven by contributions from all geographic areas and product lines, and the business continues to report robust growth in orders. The process business reported modest sales growth as very strong export sales were offset by sluggish domestic demand. Industrial motors and drives achieved modest sales growth benefiting from strong international demand, which was partially offset by currency.
      The industrial components and equipment business reported modest sales growth due to very strong export sales partially offset by weak European demand.

      In the Appliance and Construction-Related segment, the underlying tools business achieved robust sales growth due to higher than expected Sears demand during the holiday season. The heating, ventilating and air-conditioning business reported a modest increase, limited by inventory adjustments among international customers and weakening European currencies. Moderate gains in the fractional motors and appliance components business reflected slowing in the domestic appliance markets, which were at fairly healthy levels last quarter.

      Cost of sales for the first quarter was $1,805.4 million or 63.8 percent of sales, compared with $1,650.4 million, or 64.3 percent of sales, for the first quarter of 1996. Selling, general and administrative expenses for the three months ended December 31, 1996 were $583.3 million, or 20.6 percent of sales, compared to $517.0 million, or 20.2 percent of sales for the same period a year ago. Operating profit margins benefited from continuing cost reduction efforts and productivity improvement programs.

 EMERSON ELECTRIC CO. AND SUBSIDIARIES                               FORM 10-Q

      Financial Condition

      A comparison of key elements of the Company's financial condition at the end of the first quarter as compared to the end of the prior fiscal year follows:

                                      December 31,     September 30,
                                         1996             1996
                                       --------         --------
      Working capital (in millions)    $1,212.9          1,166.1
      Current ratio                    1.4 to 1         1.4 to 1
      Total debt to total capital         26.4%            24.5%
      Net debt to net capital             24.6%            22.9%

      The Company's interest coverage ratio (earnings before income taxes and interest expense, divided by interest expense) was 15.8 times for the quarter ended December 31, 1996 compared to 13.0 times for the same period one year earlier. The increase in the interest coverage ratio reflects earnings growth and a reduction in interest rates. In the first quarter of fiscal 1997, the Company entered into a five year interest rate swap which fixed the rate on $250 million of commercial paper at 6.1 percent.

      Cash and equivalents increased by $32.9 million during the three months ended December 31, 1996. Cash flow provided by operating activities of $184.1 million and an increase in borrowings of $221.6 million were used primarily to fund capital expenditures of $113.7 million and pay dividends of $120.9 million.

      The Company is in a strong financial position, continues to generate strong operating cash flows, and has the resources available for reinvestment in existing businesses, strategic acquisitions and managing the capital structure on a short and long-term basis.

      Statements in this report that are not strictly historical may be "forward looking" statements, which involve risks and uncertainties. These include economic and currency conditions, market demand, pricing, and competitive and technological factors, among others, which are set forth in the Company's Annual Report on Form 10-K for the year ended September 30, 1996.

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


      Item 6.  Exhibits and Reports on Form 8-K.

      (a) Exhibits (Listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

           3(a) Restated Articles of Incorporation of Emerson Electric Co., incorporated by reference to Emerson Electric Co. 1989 Form 10-K, Exhibit 3(a).

           3(b) Bylaws of Emerson Electric Co., as amended through May 3, 1994, incorporated by reference to Emerson Electric Co. 1994 Form 10-K, Exhibit 3(b).

           27    Financial Data Schedule.

      (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended December 31, 1996.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    EMERSON ELECTRIC CO.


      Date: February 13, 1997   By  /s/ Walter J. Galvin
                                    -----------------------
                                    Walter J. Galvin
                                    Senior Vice President - Finance
                                    and Chief Financial Officer

                                    (on behalf of the registrant and
                                    as Chief Financial Officer)