Form 10-Q
period 1997-03-31
EMERSON ELECTRIC CO
filed 1997-05-15
CIK 32604

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                           ______________________

                                  FORM 10-Q



    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 1997

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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )



      Common stock outstanding at March 31, 1997: 445,249,761 shares.

                         PART I.  FINANCIAL INFORMATION               FORM 10-Q
                         Item 1.  Financial Statements.

                    EMERSON ELECTRIC CO. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS
           THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 1997 AND 1996
           (Dollars in millions except per share amounts; unaudited)

                                         Three Months           Six Months
                                     --------------------   -------------------
                                        1997       1996       1997       1996
                                     ---------   --------   --------   --------

   Net sales                         $ 3,103.5    2,819.8    5,934.1    5,385.6
                                     ---------   --------   --------   --------
   Costs and expenses:
     Cost of sales                     1,987.4    1,821.1    3,792.8    3,471.5
     Selling, general and
       administrative expenses           612.2      544.0    1,195.5    1,061.0
     Interest expense                     29.8       33.9       57.3       64.0
     Other deductions, net                28.4       18.4       37.5       24.8
                                     ---------   --------   --------   --------
       Total costs and expenses        2,657.8    2,417.4    5,083.1    4,621.3

   Income before income taxes            445.7      402.4      851.0      764.3

   Income taxes                          165.3      147.5      315.7      278.9
                                     ---------   --------   --------   --------
   Net earnings                      $   280.4      254.9      535.3      485.4
                                     =========   ========   ========   ========
   Earnings per common share         $     .63        .57       1.20       1.08
                                     =========   ========   ========   ========
   Cash dividends per common share   $     .27       .245        .54        .49
                                     =========   ========   ========   ========

   Average number of shares used in
   computing earnings per common
   share (in thousands)                446,112    448,111    446,760    448,108
                                     =========   ========   ========   ========


















   See accompanying notes to consolidated financial statements.

                       EMERSON ELECTRIC CO. AND SUBSIDIARIES          FORM 10-Q
                            CONSOLIDATED BALANCE SHEETS
             (Dollars in millions except per share amounts; unaudited)

                                                        March 31, September 30,
                ASSETS                                    1997        1996
                ------                                 ---------     -------
   CURRENT ASSETS
     Cash and equivalents                              $   284.2       149.0
     Receivables, less allowances of $56.8 and $50.3     2,254.6     1,979.8
     Inventories                                         1,824.1     1,743.9
     Other current assets                                  336.0       314.5
                                                       ---------    --------
       Total current assets                              4,698.9     4,187.2
                                                       ---------    --------
   PROPERTY, PLANT AND EQUIPMENT, NET                    2,538.0     2,450.8
                                                       ---------    --------
   OTHER ASSETS
     Excess of cost over net assets of purchased
       businesses                                        2,830.7     2,779.2
     Other                                                 851.9     1,063.8
                                                       ---------    --------
       Total other assets                                3,682.6     3,843.0
                                                       ---------    --------
                                                       $10,919.5    10,481.0
                                                       =========    ========
                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------
   CURRENT LIABILITIES
     Short-term borrowings and current maturities
       of long-term debt                               $ 1,308.9       967.0
     Accounts payable                                      725.9       791.3
     Accrued expenses                                    1,092.1     1,063.3
     Income taxes                                          177.6       199.5
                                                       ---------    --------
       Total current liabilities                         3,304.5     3,021.1
                                                       ---------    --------
   LONG-TERM DEBT                                          783.8       772.6
                                                       ---------    --------
   OTHER LIABILITIES                                     1,413.6     1,333.9
                                                       ---------    --------
   STOCKHOLDERS' EQUITY
     Preferred stock of $2.50 par value per share.
       Authorized 5,400,000 shares; issued - none              -           -
     Common stock of $.50 par value per share.
     Authorized 1,200,000,000 shares; issued
       476,677,006 shares                                  238.3       238.3
     Additional paid in capital                              5.3        12.3
     Retained earnings                                   6,001.6     5,707.7
     Cumulative translation adjustments                   (114.7)      (29.2)
     Cost of common stock in treasury, 31,427,245
       shares and 29,237,152 shares                       (712.9)     (575.7)
                                                       ---------    --------
       Total stockholders' equity                        5,417.6     5,353.4
                                                       ---------    --------
                                                       $10,919.5    10,481.0
                                                       =========    ========
   See accompanying notes to consolidated financial statements.

                EMERSON ELECTRIC CO. AND SUBSIDIARIES                FORM 10-Q
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              SIX MONTHS ENDED MARCH 31, 1997 AND 1996
                  (Dollars in millions; unaudited)
                                                               1997      1996
                                                            ---------  -------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                  $   412.9    338.2

 INVESTING ACTIVITIES
   Capital expenditures                                        (227.1)  (218.8)
   Purchases of businesses, net of cash and
     equivalents acquired                                       (22.7)   (54.9)
   Other, net                                                      .9    (37.1)
                                                            ---------  -------
         Net cash (used in) investing activities               (248.9)  (310.8)
                                                            ---------  -------
 FINANCING ACTIVITIES
   Net increase in short-term borrowings                        384.3     89.0
   Proceeds from long-term debt                                   5.9    257.4
   Principal payments on long-term debt                          (9.3)   (16.7)
   Dividends paid                                              (241.3)  (219.6)
   Net purchases of treasury stock                             (152.4)   (59.4)
                                                            ---------  -------
         Net cash provided by financing activities              (12.8)    50.7
                                                            ---------  -------
 Effect of exchange rate changes on cash and equivalents        (16.0)     (.8)
                                                            ---------  -------
 INCREASE IN CASH AND EQUIVALENTS                               135.2     77.3

 Beginning cash and equivalents                                 149.0    117.3
                                                            ---------  -------
 ENDING CASH AND EQUIVALENTS                                $   284.2    194.6
                                                            =========  =======























See accompanying notes to consolidated financial statements.

      EMERSON ELECTRIC CO. AND SUBSIDIARIES                           FORM 10-Q

      Notes to Consolidated Financial Statements

      1. The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation of the results for the interim periods presented. These adjustments consist of normal recurring accruals. The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required by generally accepted accounting principles. For further information refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996.

      2. During the second quarter of fiscal 1997, Emerson began consolidating the results of Astec (BSR) Plc into the Company's financial statements. The increases in total assets and liabilities reflect this consolidation.

      3. On March 10, 1997 the Company consummated a two-for-one stock split and stockholders of record February 21, 1997, received one additional share of common stock for each share held. The accompanying financial statements have been restated to give effect to the split.

      4.  Other Financial Information
          (Dollars in millions; unaudited)

                                                    March 31,    September 30,
          Inventories                                 1997           1996
          -----------                              ---------       -------
          Finished products                        $   748.9         720.7
          Raw materials and work in process          1,075.2       1,023.2
                                                   ---------       -------
                                                   $ 1,824.1       1,743.9
                                                   =========       =======

                                                    March 31,    September 30,
          Property, plant and equipment, net          1997           1996
          ----------------------------------       ---------       -------
          Property, plant and equipment, at cost   $ 5,162.6       4,865.6
          Less accumulated depreciation              2,624.6       2,414.8
                                                   ---------       -------
                                                   $ 2,538.0       2,450.8
                                                   =========       =======

      EMERSON ELECTRIC CO. AND SUBSIDIARIES                           FORM 10-Q

      Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

      Results of Operations

      Sales, net earnings and earnings per share for the second quarter and first six months of fiscal 1997 were the highest for any quarter and first six-month period in the Company's history.

      Net sales were $3,103.5 million for the quarter ended March 31, 1997, up 10.1 percent over net sales of $2,819.8 million for the quarter ended March 31, 1996, and $5,934.1 million for the six months ended March 31, 1997, up 10.2 percent over net sales of $5,385.6 for the same period a year ago. The second quarter results reflect solid international and modest domestic demand, and the impact of 1996 acquisitions and consolidation of Astec (BSR) Plc. Excluding the negative impact of currency, underlying international sales showed good improvement due to very strong export sales and continued strength in the Asia-Pacific and Latin American regions.

      In the Commercial and Industrial segment, the electronics business achieved very strong sales growth, driven by the success of new products and contributions from all geographic areas and product lines. Industrial motors and drives achieved moderate sales growth benefiting from acquisitions and improving domestic demand. Sales of the process business increased modestly as solid international sales growth was substantially offset by weakening European currencies. Modest gains in the industrial components and equipment business were due to solid worldwide demand partially offset by currency translation.

      In the Appliance and Construction-Related segment, the heating, ventilating and air-conditioning business reported solid sales growth, reflecting increased demand in international markets. The underlying tools business reported a modest sales increase led by strong international sales growth. Sales of the fractional motors and appliance components business reflected solid international demand offset by sluggish domestic sales of motors for room air-conditioning units and fans due to customer inventory adjustments.

      Cost of sales for the second quarter was $1,987.4 million or 64.0 percent of sales, compared with $1,821.1 million, or 64.6 percent of sales, for the second quarter of 1996. Cost of sales for the six months ended March 31, 1997 was $3,792.8 million or 63.9 percent of sales, compared to $3,471.5 million or 64.5 percent of sales for the same period a year ago. Selling, general and administrative expenses for the three months ended March 31, 1997 were $612.1 million, or 19.8 percent of sales, compared to $544.0 million, or 19.3 percent of sales for the same period a year ago. For the first six months of 1997, selling, general and administrative expenses were $1,195.5 million or 20.2 percent of sales, compared to $1,061.0 million or 19.7 percent of sales for the same period in 1996. Operating margins benefited from continuing cost reduction efforts and productivity improvement programs.

      EMERSON ELECTRIC CO. AND SUBSIDIARIES                           FORM 10-Q

      Financial Condition

      A comparison of key elements of the Company's financial condition at the end of the second quarter as compared to the end of the prior fiscal year follows:

                                       March 31,      September 30,
                                         1997             1996
                                       --------         --------
      Working capital (in millions)    $1,394.4          1,166.1
      Current ratio                    1.4 to 1         1.4 to 1
      Total debt to total capital         27.9%            24.5%
      Net debt to net capital             25.0%            22.9%

      The Company's interest coverage ratio (earnings before income taxes and interest expense, divided by interest expense) was 15.9 times for the six months ended March 31, 1997 compared to 12.9 times for the same period one year earlier. The increase in interest coverage ratio reflects earnings growth and a reduction in interest rates.

      Cash and equivalents increased by $135.2 million during the six months ended March 31, 1997. Cash flow provided by operating activities of $412.9 million and an increase in borrowings of $380.9 million were used primarily to pay dividends of $241.3 million, fund capital expenditures of $227.1 million and fund net purchases of treasury stock of $152.4 million.

      The Company is in a strong financial position, continues to generate strong operating cash flows, and has the resources available for reinvestment in existing businesses, strategic acquisitions and managing the capital structure on a short and long-term basis.

      Statements in this report that are not strictly historical may be "forward looking" statements which involve risks and uncertainties. These include economic and currency conditions, market demand, pricing, and competitive and technological factors, among others which are set forth in the Company's Annual Report on Form 10-K for the year ended September 30, 1996.

                      PART II. OTHER INFORMATION

      Item 4.  Submission of Matters to a Vote of Security Holders

      At the Annual Meeting of Stockholders on February 4, 1997, three proposals described in the Notice of Annual Meeting of Stockholders dated December 6, 1996, were voted upon.

        1. The directors listed below were elected for terms ending in 2000 with voting for each as follows:

      EMERSON ELECTRIC CO. AND SUBSIDIARIES                           FORM 10-Q

              DIRECTOR                 FOR             WITHHELD
              --------             -----------        ----------
           L. L. Browning, Jr.     193,779,590        1,997,878
           A. A. Busch III         193,748,853        2,028,615
           R. B. Horton            194,074,997        1,702,471
           G. A. Lodge             194,082,742        1,694,726
           V. R. Loucks, Jr.       193,999,883        1,777,585

       2. The proposal to amend the Restated Articles of Incorporation to increase the authorized shares of common stock and decrease the par value per share was approved by a vote of 160,613,755 in favor to 34,085,508 against, with 1,066,320 abstaining.

       3. The proposal to approve the 1997 Incentive Shares Plan was approved by a vote of 186,397,066 in favor to 7,989,414 against, with 1,390,988 abstaining.

      Item 6.  Exhibits and Reports on Form 8-K.

      (a) Exhibits (Listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

           3(a) Restated Articles of Incorporation of Emerson Electric Co., filed herewith.

           3(b) Bylaws of Emerson Electric Co., as amended through May 3, 1994, incorporated by reference to Emerson Electric Co. 1994 Form 10-K, Exhibit 3(b).

           10(n) 1997 Incentive Shares Plan, incorporated by reference to
                 Emerson Electric Co. 1997 Proxy Statement dated December 6, 1996, Exhibit A.

           27    Financial Data Schedule

      (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended March 31, 1997.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    EMERSON ELECTRIC CO.


      Date: May 14, 1997          By /s/ Walter J. Galvin
                                    -----------------------
                                    Walter J. Galvin
                                    Senior Vice President - Finance
                                    and Chief Financial Officer

                                    (on behalf of the registrant and
                                    as Chief Financial Officer)