Form 10-Q
period 1997-06-30
EMERSON ELECTRIC CO
filed 1997-08-14
CIK 32604

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                           ______________________

                                  FORM 10-Q



    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 1997

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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )



      Common stock outstanding at June 30, 1997: 443,455,814 shares.

                         PART I.  FINANCIAL INFORMATION               FORM 10-Q
                         Item 1.  Financial Statements.

                    EMERSON ELECTRIC CO. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS
           THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 1997 AND 1996
           (Dollars in millions except per share amounts; unaudited)

                                         Three Months           Nine Months
                                     --------------------   -------------------
                                        1997       1996       1997       1996
                                     ---------   --------   --------   --------

   Net sales                         $ 3,208.4    2,896.8    9,142.5    8,282.4
                                     ---------   --------   --------   --------
   Costs and expenses:
     Cost of sales                     2,067.0    1,859.8    5,859.8    5,331.3
     Selling, general and
       administrative expenses           621.8      567.1    1,817.3    1,628.1
     Interest expense                     30.0       32.2       87.3       96.2
     Other deductions, net                18.0       15.9       55.5       40.7
                                     ---------   --------   --------   --------
       Total costs and expenses        2,736.8    2,475.0    7,819.9    7,096.3

   Income before income taxes            471.6      421.8    1,322.6    1,186.1

   Income taxes                          175.0      154.9      490.7      433.8
                                     ---------   --------   --------   --------
   Net earnings                      $   296.6      266.9      831.9      752.3
                                     =========   ========   ========   ========
   Earnings per common share         $     .67        .60       1.87       1.68
                                     =========   ========   ========   ========
   Cash dividends per common share   $     .27       .245        .81       .735
                                     =========   ========   ========   ========

   Average number of shares used in
   computing earnings per common
   share (in thousands)                443,750    448,209    445,757    448,142
                                     =========   ========   ========   ========


















   See accompanying notes to consolidated financial statements.

                       EMERSON ELECTRIC CO. AND SUBSIDIARIES          FORM 10-Q
                            CONSOLIDATED BALANCE SHEETS
             (Dollars in millions except per share amounts; unaudited)

                                                        June 30, September 30,
                ASSETS                                    1997        1996
                ------                                 ---------     -------
   CURRENT ASSETS
     Cash and equivalents                              $   325.4       149.0
     Receivables, less allowances of $58.6 and $50.3     2,284.6     1,979.8
     Inventories                                         1,836.3     1,743.9
     Other current assets                                  366.9       314.5
                                                       ---------    --------
       Total current assets                              4,813.2     4,187.2
                                                       ---------    --------
   PROPERTY, PLANT AND EQUIPMENT, NET                    2,583.2     2,450.8
                                                       ---------    --------
   OTHER ASSETS
     Excess of cost over net assets of purchased
       businesses                                        2,842.9     2,779.2
     Other                                                 857.2     1,063.8
                                                       ---------    --------
       Total other assets                                3,700.1     3,843.0
                                                       ---------    --------
                                                       $11,096.5    10,481.0
                                                       =========    ========
                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------
   CURRENT LIABILITIES
     Short-term borrowings and current maturities
       of long-term debt                               $ 1,425.3       967.0
     Accounts payable                                      751.7       791.3
     Accrued expenses                                    1,130.9     1,063.3
     Income taxes                                          164.0       199.5
                                                       ---------    --------
       Total current liabilities                         3,471.9     3,021.1
                                                       ---------    --------
   LONG-TERM DEBT                                          654.7       772.6
                                                       ---------    --------
   OTHER LIABILITIES                                     1,449.7     1,333.9
                                                       ---------    --------
   STOCKHOLDERS' EQUITY
     Preferred stock of $2.50 par value per share.
       Authorized 5,400,000 shares; issued - none              -           -
     Common stock of $.50 par value per share.
       Authorized 1,200,000,000 shares; issued
       476,677,006 shares                                  238.3       238.3
     Additional paid in capital                              2.5        12.3
     Retained earnings                                   6,178.5     5,707.7
     Cumulative translation adjustments                    (85.9)      (29.2)
     Cost of common stock in treasury, 33,221,192
       shares and 29,237,152 shares                       (813.2)     (575.7)
                                                       ---------    --------
       Total stockholders' equity                        5,520.2     5,353.4
                                                       ---------    --------
                                                       $11,096.5    10,481.0
                                                       =========    ========
   See accompanying notes to consolidated financial statements.

                EMERSON ELECTRIC CO. AND SUBSIDIARIES                FORM 10-Q
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             NINE MONTHS ENDED JUNE 30, 1997 AND 1996
                  (Dollars in millions; unaudited)
                                                               1997      1996
                                                            ---------  -------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                  $   877.7    682.2

 INVESTING ACTIVITIES
   Capital expenditures                                        (373.1)  (344.8)
   Purchases of businesses, net of cash and
     equivalents acquired                                       (40.1)  (167.8)
   Other, net                                                   (11.1)    64.6
                                                            ---------  -------
         Net cash (used in) investing activities               (424.3)  (448.0)
                                                            ---------  -------
 FINANCING ACTIVITIES
   Net increase in short-term borrowings                        367.0     36.6
   Proceeds from long-term debt                                   5.9    249.9
   Principal payments on long-term debt                         (11.1)   (20.3)
   Dividends paid                                              (361.1)  (329.4)
   Net purchases of treasury stock                             (264.4)   (71.7)
                                                            ---------  -------
         Net cash (used in) financing activities               (263.7)  (134.9)
                                                            ---------  -------
 Effect of exchange rate changes on cash and equivalents        (13.3)    (3.5)
                                                            ---------  -------
 INCREASE IN CASH AND EQUIVALENTS                               176.4     95.8

 Beginning cash and equivalents                                 149.0    117.3
                                                            ---------  -------
 ENDING CASH AND EQUIVALENTS                                $   325.4    213.1
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

      3. On March 10, 1997, the Company consummated a two-for-one stock split, and stockholders of record February 21, 1997, received one additional share of common stock for each share held. The accompanying financial statements have been restated to give effect to the split.

      4.  Other Financial Information
          (Dollars in millions; unaudited)

                                                    June 30,    September 30,
          Inventories                                 1997           1996
          -----------                              ---------       -------
          Finished products                        $   762.6         720.7
          Raw materials and work in process          1,073.7       1,023.2
                                                   ---------       -------
                                                   $ 1,836.3       1,743.9
                                                   =========       =======

                                                    June 30,    September 30,
          Property, plant and equipment, net          1997           1996
          ----------------------------------       ---------       -------
          Property, plant and equipment, at cost   $ 5,274.8       4,865.6
          Less accumulated depreciation              2,691.6       2,414.8
                                                   ---------       -------
                                                   $ 2,583.2       2,450.8
                                                   =========       =======

      5. During the fourth quarter of fiscal 1997, the Company purchased InterMetro Industries and entered into a preliminary agreement to acquire Clairson International Corporation. These companies produce free-standing and wall-mounted ventilated shelving and specialty storage products. Emerson currently owns a controlling interest in Clairson through Vermont American Corporation, the Company's joint venture with Robert Bosch GmbH. InterMetro and Clairson have combined annual sales of more than $300 million.

      EMERSON ELECTRIC CO. AND SUBSIDIARIES                           FORM 10-Q

      Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

      Results of Operations

      Sales, net earnings and earnings per share for the third quarter and first nine months of fiscal 1997 were the highest for any quarter and first nine-month period in the Company's history.

      Net sales were $3,208.4 million for the quarter ended June 30, 1997, up 10.8 percent over net sales of $2,896.8 million for the quarter ended June 30, 1996, and $9,142.5 million for the nine months ended June 30, 1997, up 10.4 percent over net sales of $8,282.4 million for the same period a year ago. The third quarter results reflect strong international and modest domestic demand, the impact of acquisitions and consolidation of Astec (BSR) Plc. All businesses reported underlying sales growth this quarter. Excluding the negative impact of currency, strong underlying international sales were achieved through robust export sales and continued strength in faster growth regions such as Asia-Pacific and Latin America.

      In the Commercial and Industrial segment, the underlying electronics business continued its very strong performance due, in part, to the success of new products and strength in both domestic and international markets. Sales of the process business reflected improving domestic demand and strong international sales growth partially offset by negative currency translation. Moderate gains in the industrial motors and drives business resulted from 1996 acquisitions and improved international demand. The industrial components and equipment business achieved moderate sales gains due to good worldwide demand partially offset by weak European currencies.

      In the Appliance and Construction-Related segment, the underlying tools business achieved solid sales growth as a result of improved domestic demand. The heating, ventilating and air-conditioning business reported slight sales growth as continued strong demand in international markets was offset by slowing domestic demand resulting from cool spring weather. Modest gains in the motors and appliance components business reflected improved demand in domestic markets.

      Cost of sales for the third quarter was $2,067.0 million or 64.4 percent of sales, compared with $1,859.8 million, or 64.2 percent of sales, for the third quarter of 1996. Cost of sales for the nine months ended June 30, 1997, was $5,859.8 million or 64.1 percent of sales, compared to $5,331.3 million or 64.4 percent of sales for the same period a year ago. Selling, general and administrative expenses for the three months ended June 30, 1997, were $621.8 million, or 19.4 percent of sales, compared to $567.1 million, or 19.6 percent of sales for the same period a year ago. For the first nine months of 1997, selling, general and administrative expenses were $1,817.3 million or 19.9 percent of sales, compared to $1,628.1 million or 19.6 percent of sales for the same period in 1996. Underlying operating margins showed strong improvement, resulting in continued high profitability levels despite the inclusion of lower margin businesses.

      EMERSON ELECTRIC CO. AND SUBSIDIARIES                           FORM 10-Q

      Financial Condition

      A comparison of key elements of the Company's financial condition at the end of the third quarter as compared to the end of the prior fiscal year follows:

                                       June 30,      September 30,
                                         1997             1996
                                       --------         --------
      Working capital (in millions)    $1,341.3          1,166.1
      Current ratio                    1.4 to 1         1.4 to 1
      Total debt to total capital         27.4%            24.5%
      Net debt to net capital             24.1%            22.9%

      The Company's interest coverage ratio (earnings before income taxes and interest expense, divided by interest expense) was 16.1 times for the nine months ended June 30, 1997, compared to 13.3 times for the same period one year earlier. The increase in interest coverage ratio reflects earnings growth and a reduction in interest rates.

      Cash flow provided by operating activities was $877.7 million for the nine months ended June 30, 1997, versus $682.2 million for the same period in the prior year. Receivables increased primarily due to sales growth and minor seasonality. Cash and equivalents increased by $176.4 million during the nine months ended June 30, 1997. Cash flow provided by operating activities and an increase in borrowings of $361.8 million were used primarily to fund capital expenditures of $373.1 million, pay dividends of $361.1 million, and fund net purchases of treasury stock of $264.4 million.

      The Company is in a strong financial position, continues to generate strong operating cash flows, and has the resources available for reinvestment in existing businesses, strategic acquisitions and managing the capital structure on a short and long-term basis.

      Statements in this report that are not strictly historical may be "forward-looking" statements which involve risks and uncertainties. These include economic and currency conditions, market demand, pricing, and competitive and technological factors, among others which are set forth in the Company's Annual Report on Form 10-K for the year ended September 30, 1996.

      EMERSON ELECTRIC CO. AND SUBSIDIARIES                           FORM 10-Q

                          PART II. OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K.

      (a) Exhibits (Listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

           3(a) Restated Articles of Incorporation of Emerson Electric Co., incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended March 31, 1997, Exhibit 3(a).

           3(b) Bylaws of Emerson Electric Co., as amended through May 3, 1994, incorporated by reference to Emerson Electric Co. 1994 Form 10-K, Exhibit 3(b).

           27    Financial Data Schedule.


      (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended June 30, 1997.


                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    EMERSON ELECTRIC CO.


      Date: August 13, 1997       By /s/ Walter J. Galvin
                                    -----------------------
                                    Walter J. Galvin
                                    Senior Vice President - Finance
                                    and Chief Financial Officer

                                    (on behalf of the registrant and
                                    as Chief Financial Officer)