Form 10-K
period 1997-09-30
EMERSON ELECTRIC CO
filed 1997-12-19
CIK 32604

                             UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                               FORM 10-K

 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended September 30, 1997
                                 OR
 [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

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

 Common Stock of $.50 par value per share     New York Stock Exchange
                                              Chicago Stock Exchange

 Preferred Share Purchase Rights              New York Stock Exchange
                                              Chicago Stock Exchange

 Securities registered pursuant to Section 12(g) of the Act: None

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

 Aggregate market value of the voting stock held by nonaffiliates of the registrant as of close of business on October 31, 1997: $22,927 million.

 Common stock outstanding at October 31, 1997: 440,017,902 shares.

                  Documents Incorporated by Reference

 1. Portions of Emerson Electric Co. 1997 Annual Report to Stockholders (Parts I and II).

 2. Portions of Emerson Electric Co. Notice of 1998 Annual Meeting of the Stockholders and Proxy Statement (Part III).

                                      PART I
 Item 1.  Business
 -----------------

 Emerson was incorporated in Missouri in 1890. Originally engaged in the manufacture and sale of electric motors and fans, Emerson subsequently expanded its product lines through internal growth and acquisitions. Emerson is now engaged principally in the worldwide design, manufacture and sale of a broad range of electrical, electromechanical and electronic products and systems.

        ------------------------------------------------------

 The products manufactured by the Company are classified into the following industry segments: Commercial and Industrial Components and Systems, and Appliance and Construction-Related Components. Net sales, income before income taxes and accounting change and total assets attributable to each industry segment for the three years ended
 September 30, 1997, are set forth in Note 12 of Notes to Consolidated Financial Statements on page 37 of the 1997 Annual Report, which note is hereby incorporated by reference. Information with respect to acquisition and divestiture activities by Emerson is set forth in Note 2 of Notes to Consolidated Financial Statements on page 31 of the 1997 Annual Report, which note is hereby incorporated by reference.

          COMMERCIAL AND INDUSTRIAL COMPONENTS AND SYSTEMS
          ------------------------------------------------

 The Commercial and Industrial segment includes process control instrumentation, valves and systems; industrial motors and drives; industrial machinery, equipment and components; and electronics. These products are generally highly engineered, both in product design and manufacturing process. Products of this segment are sold to commercial and industrial distributors and end-users for manufacturing and commercial applications.

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

 Beginning with a line of electric motors for industrial and heavy commercial applications, Emerson's products for industrial automation include certain kinds of integral horsepower motors, gear drives, pump motors, alternators, electronic variable speed drives and diesel generator sets. Emerson also produces and services electronic uninterruptible and primary power supplies, power conditioning, conversion and distribution equipment, modular power systems, electrical testing equipment and environmental control systems and electronic components used in communications and information processing applications.

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

 Emerson manufactures a broad line of components for current- and noncurrent-carrying electrical distribution devices such as panelboards, receptacles, fittings, cable handling reels and lighting products for use in hazardous and nonhazardous environments, and electrical signaling and signage for industrial, commercial and institutional facilities.

             APPLIANCE AND CONSTRUCTION-RELATED COMPONENTS
             ---------------------------------------------

 The Appliance and Construction-Related segment consists of fractional motors and appliance components; heating, ventilating and air conditioning components; and tools. This segment includes components sold to distributors and original equipment manufacturers for inclusion in end products and systems (ultimately sold through commercial and residential building construction channels), and construction-related products which retain their identity and are sold through distributors to consumers and the professional trades.

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

 Emerson is a producer of selected professional and hardware tools and accessories, and service equipment. These products include certain kinds of wrenches, thread cutters, pipe cutters, reamers, vises, pipe and bolt threading machines and sewer and drain cleaning equipment. Emerson also manufactures power tool accessories such as drill, router and screwdriver bits, and saw blades. The principal markets for these professional tools and service equipment include plumbing, heating and air conditioning contractors, construction and maintenance companies, petroleum and gas producers, refiners and processors, and farm and home consumers.

 Emerson produces ladders, scaffolding and related accessories, free-standing and wall-mounted ventilated shelving and specialty storage products. Also produced by Emerson for marketing by a major retailer are shop vacuum cleaners, a line of bench power tools for home workshop use and a line of hand tools including adjustable wrenches, screwdrivers, pliers and chisels.

 PRODUCTION
 ----------

 Emerson utilizes various production operations and methods. The principal production operations are metal stamping, forming, casting, machining, welding, plating, heat treating, painting and assembly. In addition, Emerson also uses specialized production operations, including automatic and semiautomatic testing, automated material handling and storage, ferrous and nonferrous machining and special furnaces for heat treating and foundry applications. Management believes the equipment, machinery and tooling used in these processes are of modern design and are well maintained.

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

 BACKLOG
 -------

 The estimated consolidated order backlog of the Company was $1,989 million and $1,810 million at September 30, 1997 and 1996, respectively. Nearly all of the September 30, 1997 consolidated backlog amount is expected to be shipped within one year. The estimated backlog by industry segment at September 30, 1997 and 1996 follows (dollars in millions):

                                                 1997          1996
                                               -------       -------
     Commercial and Industrial                 $ 1,331         1,191
     Appliance and Construction-Related            658           619
                                               -------       -------
          Consolidated Order Backlog           $ 1,989         1,810
                                               =======       =======

 COMPETITION
 -----------

 Emerson's businesses are highly competitive, and the methods of competition vary across the industry segments served. Although no single company competes directly with Emerson in all of the Company's product lines, various companies compete in one or more product lines. Some of these companies have substantially greater sales and assets than Emerson. In addition, Emerson competes with many smaller companies.

 RESEARCH AND DEVELOPMENT
 ------------------------

 Costs associated with Company-sponsored research, new product development and product improvement were $445.1 million in 1997, $398.7 million in 1996 and $354.2 million in 1995.

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

 EMPLOYEES
 ---------

 Emerson and its subsidiaries had an average of approximately 100,700 employees during 1997.

 DOMESTIC AND FOREIGN OPERATIONS
 -------------------------------

 International sales were $5,245 million in 1997, $4,867 million in 1996 and $4,386 million in 1995, including U.S. exports of $1,054 million, $885 million and $768 million in 1997, 1996 and 1995, respectively. Although there are additional risks attendant to foreign operations, such as nationalization of facilities, currency fluctuations and restrictions on the movement of funds, Emerson's financial position has not been materially affected thereby to date. See Note 12 of Notes to Consolidated Financial Statements on page 37 of the 1997 Annual Report for further information with respect to foreign operations.

 Item 2.  Properties
 -------------------

 At September 30, 1997, Emerson had approximately 360 manufacturing locations worldwide, of which approximately 190 were located outside the United States, primarily in Europe and to a lesser extent in Asia-Pacific, Canada and Latin America. Approximately 220 locations are occupied by the Commercial and Industrial segment, and approximately 140 are occupied by the Appliance and Construction-Related segment. The majority of the locations are owned or occupied under capital lease obligations, with the remainder occupied under operating leases. The Company considers its facilities suitable and adequate for the purposes for which they are used.

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

 Item 4.  Submission of Matters to a Vote of Security Holders
 ------------------------------------------------------------

 There were no matters submitted to a vote of security holders during the quarter ended September 30, 1997.

             -------------------------------------------

 Executive Officers of the Registrant

 The following sets forth certain information as of December 1997 with respect to Emerson's executive officers. These officers have been elected or appointed to terms which will expire February 3, 1998:

                                                                      First
                                                                    Served as
        Name                 Position                        Age     Officer
        ----                 --------                        ---   ----------
     C. F. Knight*      Chairman of the Board
                        and Chief Executive Officer           61      1972


     G. W. Tamke*       President and Chief Operating
                        Officer                               50      1989


     A. E. Suter*       Senior Vice Chairman and
                        Chief Administrative Officer          62      1979


     R. W. Staley*      Vice Chairman and Chairman
                        Emerson Asia-Pacific                  62      1975


     J. G. Berges*      Vice Chairman                         50      1989


     W. J. Galvin       Senior Vice President - Finance
                        and Chief Financial Officer           51      1984


     W. W. Withers      Senior Vice President, Secretary
                        and General Counsel                   57      1989

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

                                PART II

 Item 5.  Market for Registrant's Common Equity and Related Stockholder
 ----------------------------------------------------------------------
          Matters
          -------

 The information regarding the market for the Company's common stock, quarterly market price ranges and dividend payments set forth in Note 13 of Notes to Consolidated Financial Statements on page 38 of the 1997 Annual Report is hereby incorporated by reference. There were approximately 35,900 stockholders at September 30, 1997. On September 30, 1997, the Company issued 35,952 shares of common stock for all of the stock of an electrical systems and components testing company. The shares were not registered under the 1933 Securities Act in reliance on the exemption provided by Regulation D of the Act. Both shareholders of the acquired company were accredited investors.

 Item 6.  Selected Financial Data
 --------------------------------

 Years ended September 30
 (Dollars in millions except per share amounts)

                             1997      1996      1995      1994      1993
                            ------    ------    ------    ------    ------

      Net sales         $ 12,298.6  11,149.9  10,012.9   8,607.2   8,173.8

      Net earnings      $  1,121.9   1,018.5     907.7     788.5     708.1

      Earnings
       per common share $     2.52      2.27      2.03      1.76      1.57

      Cash dividends
       per common share $     1.08       .98       .89       .78       .72

      Long-term debt    $    570.7     772.6     208.6     279.9     438.0

      Total assets      $ 11,463.3  10,481.0   9,399.0   8,215.0   7,814.5

 Income before cumulative effect of change in accounting for postemployment benefits ($21.3 million, $.05 per share) was $929.0 million in 1995. Net earnings in 1995 includes non-recurring items which were substantially offset by the accounting change.

 Income before cumulative effect of change in accounting for postretirement benefits ($115.9 million, $.26 per share) was $904.4 million in 1994. Net earnings in 1994 includes non-recurring items which were substantially offset by the accounting change.

 See Note 2 of Notes to Consolidated Financial Statements on page 31 of the 1997 Annual Report for information regarding the Company's acquisition and divestiture activities.

 Item 7.  Management's Discussion and Analysis of Financial Condition
 --------------------------------------------------------------------
          and Results of Operations
          -------------------------

 Narrative discussion appearing under "Results of Operations" and "Financial Position, Capital Resources and Liquidity" on pages 20 through 24, and the "Safe Harbor Statement" on page 48 of the 1997 Annual Report are hereby incorporated by reference.


 Item 7A.  Quantitative and Qualitative Disclosures about Market Risk
 ---------------------------------------------------------------------

 Narrative discussion appearing under "Financial Instruments" on page 24 of the 1997 Annual Report is hereby incorporated by reference.


 Item 8.  Financial Statements and Supplementary Data
 ----------------------------------------------------

 The consolidated financial statements of the Company and its subsidiaries on pages 25 through 38 and the report thereon of KPMG Peat Marwick LLP appearing on page 39 of the 1997 Annual Report are hereby incorporated by reference.

 Item 9.  Changes in and Disagreements with Accountants on Accounting
 --------------------------------------------------------------------
          and Financial Disclosure
          ------------------------

 None.

                               PART III

 Item 10.  Directors and Executive Officers of the Registrant
 ------------------------------------------------------------

 Information regarding nominees and directors appearing under "Nominees and Continuing Directors" in the Emerson Electric Co. Notice of Annual Meeting of the Stockholders and Proxy Statement for the February 1998 annual stockholders' meeting (the "1998 Proxy Statement") is hereby incorporated by reference. Information regarding executive officers is set forth in
 Part I of this report. Information appearing under "Section 16(a) Beneficial Ownership Reporting Compliance" in the 1998 Proxy Statement is hereby incorporated by reference.

 Item 11.  Executive Compensation
 --------------------------------

 Information appearing under "Director Compensation" and "Executive Compensation" in the 1998 Proxy Statement is hereby incorporated by reference.

 Item 12.  Security Ownership of Certain Beneficial Owners and
 -------------------------------------------------------------
           Management
           ----------

 The information regarding beneficial ownership of shares by nominees and continuing directors and by all directors and executive officers as a group appearing under "Nominees and Continuing Directors" in the 1998 Proxy Statement is hereby incorporated by reference.

 Item 13.  Certain Relationships and Related Transactions
 --------------------------------------------------------

 Information appearing under "Certain Business Relationships" in the 1998 Proxy Statement is hereby incorporated by reference.

                                PART IV

 Item 14.  Exhibits, Financial Statement Schedules, and Reports on
 -----------------------------------------------------------------
           Form 8-K
           ---------

 A)   Documents filed as a part of this report:

     1. The consolidated financial statements of the Company and its subsidiaries on pages 25 through 38 and the report thereon of KPMG Peat Marwick LLP appearing on page 39 of the 1997 Annual Report.

     2.   Financial Statement Schedules

          All schedules are omitted because they are not required, not applicable or the information is given in the financial statements or notes thereto contained in the 1997 Annual Report.

 3. Exhibits (Listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

     3(a)    Restated Articles of Incorporation of Emerson
             Electric Co., incorporated by reference to Emerson
             Electric Co. Form 10-Q for the quarter ended
             March 31, 1997, Exhibit 3(a).

     3(b)    Bylaws of Emerson Electric Co., as amended through
             October 7, 1997, filed herewith.

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

     4(b) Rights Agreement dated as of November 1, 1988, between Emerson Electric Co. and ChaseMellon Shareholder Services, L.L.C. incorporated by reference to Emerson Electric Co. Form 8-K, dated November 1,
             1988, Exhibits 1 and 2; as amended by First Amendment dated as of October 7, 1997, incorporated by reference to Emerson Electric Co. Form 8-K dated October 17, 1997,
             Exhibit 4.

     10(a)* 1974 Non-qualified Stock Option Plan, as amended, incorporated by reference to Emerson Electric Co. 1991 Form 10-K, Exhibit 10(a) and Form 10-Q for the quarter ended December 31, 1992, Exhibit 10(a).

     10(b)* 1982 Incentive Stock Option Plan, as amended, incorporated by reference to Emerson Electric Co.
             1992 Form 10-K, Exhibit 10(b).

     10(c)* Employment Agreement made as of October 1, 1975, as amended January 9, 1987, and as further amended
             October 22, 1997, between Emerson Electric Co. and
             C. F. Knight, filed herewith.

     10(d)* 1986 Stock Option Plan, as amended, incorporated by reference to Emerson Electric Co. 1992 Form 10-K,
             Exhibit 10(e) and Form 10-Q for the quarter ended
             December 31, 1992, Exhibit 10(b).

     10(e)* 1991 Stock Option Plan, as amended and restated effective October 1, 1997, filed herewith.

     10(f)* 1988 Incentive Shares plan, incorporated by reference to Emerson Electric Co. 1988 Proxy Statement dated December 18, 1987, Exhibit A, and Form 10-Q for the quarter ended December 31, 1992, Exhibits 10(d) and 10(e), and Amendments No. 3 and No. 4 thereto, incorporated by reference to Emerson Electric Co. 1993 Form 10-K, Exhibit 10(g).

     10(g)*  Third Amendment to the Emerson Electric Co. 1993
             Incentive Shares Plan, as restated, incorporated by reference to Emerson Electric Co. 1996 Form 10-K,
             Exhibit 10(g).

     10(h)* Restricted Shares Award Agreement with C. F. Knight dated November 1, 1993, incorporated by reference to Emerson Electric Co. 1993 Form 10-K, Exhibit 10(i).

     10(i)*  Emerson Electric Co. Directors' Continuing
             Compensation Plan, incorporated by reference to Emerson Electric Co. 1987 Form 10-K, Exhibit 10(g), and Amendment incorporated by reference to Emerson
             Electric Co. 1996 Form 10-K, Exhibit 10(i).

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

     10(m)* Annual Incentive Plan incorporated by reference to Emerson Electric Co. 1995 Proxy Statement dated
             December 14, 1994, Appendix A.

     10(n)* 1997 Incentive Shares Plan, incorporated by reference to Emerson Electric Co. 1997 Proxy Statement dated
             December 6, 1996, Exhibit A.

     13      Portions of Emerson Electric Co. Annual Report to
             Stockholders for the year ended September 30, 1997, incorporated by reference herein.

     21      Subsidiaries of Emerson Electric Co.

     23      Independent Auditors' Consent.

     24      Power of Attorney.

     27      Financial Data Schedule.

     * Management contract or compensatory plan.

 B)  No reports on Form 8-K were filed during the quarter ended
     September 30, 1997.

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

 Date:  December 17, 1997

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 17, 1997, by the following persons on behalf of the registrant and in the capacities indicated.

                  Signature                       Title
                  ---------                       -----

                    *
 ----------------------------------------   Chairman of the Board
              C. F. Knight                  and Chief Executive Officer
                                            and Director

          /s/ W. J. Galvin
 ----------------------------------------   Senior Vice President -
              W. J. Galvin                  Finance and Chief Financial
                                            Officer (and Principal Accounting
                                            Officer)

                    *
 ----------------------------------------   Director
              J. G. Berges

                    *
 ----------------------------------------   Director
              L. L. Browning, Jr.

                    *
 ----------------------------------------   Director
              A. A. Busch, III

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

                         *
 ----------------------------------------   Director
              R. B. Loynd

                         *
 ----------------------------------------   Director
              R. L. Ridgway

                         *
 ----------------------------------------   Director
              R. W. Staley

                         *
 ----------------------------------------   Director
              A. E. Suter

                         *
 ----------------------------------------   Director
              G. W. Tamke

                         *
 ----------------------------------------   Director
              W. M. Van Cleve

                         *
 ----------------------------------------   Director
              E. E. Whitacre, Jr.

                         *
 ----------------------------------------   Director
              E. F. Williams, Jr.



 *  By    /s/ W. J. Galvin
         -------------------------------
              W. J. Galvin
              Attorney-in-fact

                                INDEX TO EXHIBITS
                                -----------------

   Exhibits are listed by numbers corresponding to the Exhibit Table of
   Item 601 in Regulation S-K.

   Exhibit No.      Exhibit
   ----------       -------

    3(b)            Bylaws of Emerson Electric Co.

   10(c)            Employment Agreement

   10(e)            1991 Stock Option Plan

   13 Portions of Annual Report to Stockholders for the year ended September 30, 1997, incorporated by reference herein

   21               Subsidiaries of Emerson Electric Co.

   23               Independent Auditors' Consent

   24               Power of Attorney

   27               Financial Data Schedule

   See Item 14(A)(3) for a list of exhibits incorporated by reference.