Form 10-Q
period 1997-12-31
EMERSON ELECTRIC CO
filed 1998-02-17
CIK 32604

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                           ______________________

                                  FORM 10-Q



  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                 For the quarterly period ended December 31, 1997

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


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )



  Common stock outstanding at December 31, 1997:  443,392,829 shares.

                         PART I.  FINANCIAL INFORMATION               FORM 10-Q
                         Item 1.  Financial Statements.

                    EMERSON ELECTRIC CO. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS
                THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
           (Dollars in millions except per share amounts; unaudited)

                                                        Three Months Ended
                                                            December 31,
                                                      ---------------------
                                                        1997         1996
                                                      --------     --------
  Net sales                                           $3,171.5      2,830.6
                                                      --------     --------
  Costs and expenses:
    Cost of sales                                      2,029.8      1,805.4
    Selling, general and administrative expenses         646.4        583.3
    Interest expense                                      35.8         27.5
    Other deductions, net                                 18.4          9.1
                                                      --------     --------
         Total costs and expenses                      2,730.4      2,425.3
                                                      --------     --------
  Income before income taxes                             441.1        405.3

  Income taxes                                           158.8        150.4
                                                      --------     --------
  Net earnings                                        $  282.3        254.9
                                                      ========     ========

  Basic earnings per common share                     $    .64          .57
                                                      ========     ========

  Diluted earnings per common share                   $    .64          .57
                                                      ========     ========

  Cash dividends per common share                     $   .295          .27
                                                      ========     ========






  See accompanying notes to consolidated financial statements.

                       EMERSON ELECTRIC CO. AND SUBSIDIARIES          FORM 10-Q
                            CONSOLIDATED BALANCE SHEETS
             (Dollars in millions except per share amounts; unaudited)

                                                    December 31, September 30,
               ASSETS                                   1997          1997
               ------                                ---------      --------
 CURRENT ASSETS
   Cash and equivalents                              $   464.2         221.1
   Receivables, less allowances of $56.6 and $54.0     2,226.5       2,200.2
   Inventories                                         1,874.6       1,881.6
   Other current assets                                  391.7         413.9
                                                     ---------      --------
     Total current assets                              4,957.0       4,716.8
                                                     ---------      --------
 PROPERTY, PLANT AND EQUIPMENT, NET                    2,774.0       2,735.4
                                                     ---------      --------
 OTHER ASSETS
   Excess of cost over net assets of purchased
     businesses                                        3,283.7       3,116.0
   Other                                                 902.8         895.1
                                                     ---------      --------
     Total other assets                                4,186.5       4,011.1
                                                     ---------      --------
                                                     $11,917.5      11,463.3
                                                     =========      ========
               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------
 CURRENT LIABILITIES
   Short-term borrowings and current maturities
     of long-term debt                               $ 1,845.9       1,445.1
   Accounts payable                                      746.8         942.1
   Accrued expenses                                    1,128.5       1,241.9
   Income taxes                                          280.9         213.3
                                                     ---------      --------
     Total current liabilities                         4,002.1       3,842.4
                                                     ---------      --------
 LONG-TERM DEBT                                          574.3         570.7
                                                     ---------      --------
 OTHER LIABILITIES                                     1,691.5       1,629.5
                                                     ---------      --------
 STOCKHOLDERS' EQUITY
   Preferred stock of $2.50 par value per share.
     Authorized 5,400,000 shares; issued - none             --           --
   Common stock of $.50 par value per share.
     Authorized 1,200,000,000 shares; issued
     476,677,006 shares                                  238.3         238.3
   Additional paid in capital                             38.2           3.3
   Retained earnings                                   6,501.0       6,348.9
   Cumulative translation adjustments                   (190.9)       (205.9)
   Cost of common stock in treasury, 33,284,177
     shares and 35,873,321 shares                       (937.0)       (963.9)
                                                     ---------      --------
     Total stockholders' equity                        5,649.6       5,420.7
                                                     ---------      --------
                                                     $11,917.5      11,463.3
                                                     =========      ========
 See accompanying notes to consolidated financial statements.

                EMERSON ELECTRIC CO. AND SUBSIDIARIES                FORM 10-Q
                CONSOLIDATED STATEMENTS OF CASH FLOWS
            THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                  (Dollars in millions; unaudited)
                                                             1997        1996
                                                           --------    --------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                 $  246.0       184.1

 INVESTING ACTIVITIES
   Capital expenditures                                      (112.5)     (113.7)
   Purchases of businesses, net of cash and
        equivalents acquired                                     --       (14.6)
   Other, net                                                   6.1       (65.9)
                                                           --------    --------
         Net cash used in investing activities               (106.4)     (194.2)
                                                           --------    --------
 FINANCING ACTIVITIES
   Net increase in short-term borrowings                      403.5       221.8
   Proceeds from long-term debt                                 1.4         5.5
   Principal payments on long-term debt                        (6.1)       (5.7)
   Dividends paid                                            (130.2)     (120.9)
   Net purchases of treasury stock                           (152.4)      (59.5)
                                                           --------    --------
         Net cash provided by financing activities            116.2        41.2
                                                           --------    --------
 Effect of exchange rate changes on cash and equivalents      (12.7)        1.8
                                                           --------    --------
 INCREASE IN CASH AND EQUIVALENTS                             243.1        32.9

 Beginning cash and equivalents                               221.1       149.0
                                                           --------    --------
 ENDING CASH AND EQUIVALENTS                               $  464.2       181.9
                                                           ========    ========





















 See accompanying notes to consolidated financial statements.

      EMERSON ELECTRIC CO. AND SUBSIDIARIES                  FORM 10-Q

      Notes to Consolidated Financial Statements


  1. The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation of the results for the interim periods presented. These adjustments consist of normal recurring accruals. The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required by generally accepted accounting principles. For further information refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended
      September 30, 1997.

  2.  Other Financial Information
      (Dollars in millions; unaudited)

                                                     December 31,  September 30,
      Inventories                                       1997          1997
      -----------                                     --------      --------
      Finished products                               $  794.8         789.6
      Raw materials and work in process                1,079.8       1,092.0
                                                      --------      --------
                                                      $1,874.6       1,881.6
                                                      ========      ========

                                                     December 31,  September 30,
      Property, plant and equipment, net                1997          1997
      ----------------------------------              --------      --------
      Property, plant and equipment, at cost          $5,558.3       5,433.7
      Less accumulated depreciation                    2,784.3       2,698.3
                                                      --------      --------
                                                      $2,774.0       2,735.4
                                                      ========      ========


3.    In December 1997, the Company purchased Computational Systems, Inc.
      (CSI) for approximately $160 million, primarily in common stock. CSI is a supplier of condition monitoring and diagnostic products and services for motors and other rotational equipment.

      EMERSON ELECTRIC CO. AND SUBSIDIARIES                  FORM 10-Q

  4. In the quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," (SFAS
      128) which establishes standards for computing and presenting earnings per share. Basic earnings per common share considers only the weighted average of common shares outstanding while diluted earnings per common share considers the dilutive effects of stock options, incentive shares and convertible securities. Previously reported earnings per share amounts have been restated to conform to SFAS 128 requirements. A reconciliation of basic earnings per common share and diluted earnings per common share follows (dollars and shares in millions except per share amounts):



                                  Three Months Ended December 31,
                               1997                            1996
                   ----------------------------    ----------------------------
                             Weighted- Earnings              Weighted- Earnings
                              Average    Per                  Average    Per
                   Earnings   Shares    Share      Earnings   Shares    Share
                   --------  --------  --------    --------  --------  --------

Basic              $  282.3     439.2  $    .64    $  254.9     447.4  $    .57
                                       ========                        ========


Convertible debt         .2       1.0                    .3       1.5
Stock plans                       3.7                             2.7
                   --------  --------              --------  --------


Diluted            $  282.5     443.9  $    .64    $  255.2     451.6  $    .57
                   ========  ========  ========    ========  ========  ========





For the quarters ended March 31, June 30, and September 30, 1997, respectively, basic earnings per common share were $0.63, $0.67 and $0.65; and diluted earnings per common share were $0.62, $0.66 and $0.65. Basic and diluted earnings per common share for fiscal 1997 were $2.52 and $2.50, respectively.

      EMERSON ELECTRIC CO. AND SUBSIDIARIES                  FORM 10-Q


  Items 2 and 3.  Management's Discussion and Analysis of Results of
                  Operations and Financial Condition.

  Results of Operations

  Sales, net earnings and earnings per share for the first quarter of fiscal 1998 were the highest for any first quarter in the Company's history.

  Net sales for the quarter ended December 31, 1997, were $3,171.5 million, an increase of 12.0 percent over net sales of $2,830.6 million for the quarter ended December 31, 1996. The first quarter results reflect good domestic demand and the contribution of 1997 acquisitions, including consolidations. Excluding the negative impact of currency, underlying international subsidiary sales showed solid improvement as a result of continuing strength in Latin America and improving conditions in Europe. Export sales were limited by weakness in the Asia-Pacific region, particularly for heating, ventilating and air-conditioning products.

  In the Commercial and Industrial segment, the electronics business achieved very strong underlying sales growth, reflecting contributions from all product lines and service offerings. The industrial components and equipment business achieved modest underlying sales growth as very strong international demand was limited by the impact of the strengthening dollar. Moderate international demand reduced by unfavorable currency translation limited sales of the process business. The industrial motors and drives business experienced a modest increase in demand, which was more than offset by the impact of currency on international results and reflects weakness in the Asia-Pacific region.

  In the Appliance and Construction-Related segment, sales of the underlying tools business were strong due to the success of new products and good demand during the holiday season. The fractional motors and appliance components business achieved strong domestic sales growth, while international results were reduced by currency translation. The heating, ventilating and air conditioning business reported a modest decrease in sales as the impact of last year's cool weather continued to dampen domestic market demand, and the weakening Asian environment severely limited export sales.

  Cost of sales for the first quarter was $2,029.8 million or 64.0 percent of sales, compared with $1,805.4 million, or 63.8 percent of sales, for the first quarter of 1997. Selling, general and administrative expenses for the three months ended December 31, 1997, were $646.4 million, or 20.4 percent of sales, compared to $583.3 million, or 20.6 percent of sales for the same period a year ago. Operating profit margins remained at high levels as a result of continuing cost reduction efforts and productivity improvement programs.

      EMERSON ELECTRIC CO. AND SUBSIDIARIES                  FORM 10-Q


  Financial Condition

  A comparison of key elements of the Company's financial condition at the end of the first quarter as compared to the end of the prior fiscal year follows:


                                                    December 31,  September 30,
                                                        1997          1997
                                                      --------      --------
  Working capital (in millions)                      $   954.9     $   874.4
  Current ratio                                       1.2 to 1      1.2 to 1
  Total debt to total capital                            30.0%         27.1%
  Net debt to net capital                                25.7%         24.9%


  The Company's interest coverage ratio (earnings before income taxes and interest expense, divided by interest expense) was 13.3 times for the quarter ended December 31, 1997, compared to 15.8 times for the same period one year earlier. The decrease in the interest coverage ratio reflects higher average borrowings resulting from share repurchases and 1997 acquisitions, partially offset by earnings growth. In the first quarter of fiscal 1998, the Company entered into an interest rate agreement which caps the rate on $250 million of commercial paper at 6.0 percent through September 1999.

  Cash and equivalents increased by $243.1 million during the three months ended December 31, 1997. Cash flow provided by operating activities of $246.0 million and an increase in borrowings of $398.8 million were used primarily to fund capital expenditures of $112.5 million, pay dividends of $130.2 million, and fund net treasury stock purchases of $152.4 million.

  The Company is in a strong financial position, continues to generate strong operating cash flow, and has the resources available for reinvestment in existing businesses, strategic acquisitions and managing the capital structure on a short- and long-term basis.

  Statements in this report that are not strictly historical may be "forward-looking" statements, which involve risks and uncertainties. These include economic and currency conditions, market demand, pricing, and competitive and technological factors, among others, which are set forth in the Company's Annual Report on Form 10-K for the year ended September 30, 1997.

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

       3(b) Bylaws of Emerson Electric Co., as amended through October 7, 1997, incorporated by reference to Emerson Electric Co. 1997 Form 10-K, Exhibit 3(b).

       27    Financial Data Schedules

  (b) Reports on Form 8-K. Pursuant to Item 5, the Company filed a Report on Form 8-K dated October 7, 1997, related to technical changes in the Rights Agreement dated November 1, 1988. Also pursuant to Item 5, the Company filed a Report on Form 8-K dated December 29, 1997, adding an exhibit to the Registration Statement on Form S-4 for the CSI acquisition.



                               SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    EMERSON ELECTRIC CO.


  Date: February 12, 1998       By  /s/ Walter J. Galvin
                                    -----------------------
                                    Walter J. Galvin
                                    Senior Vice President - Finance
                                    and Chief Financial Officer

                                    (on behalf of the registrant and
                                    as Chief Financial Officer)