Form 10-Q
period 1998-03-31
EMERSON ELECTRIC CO
filed 1998-05-13
CIK 32604

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                            ______________________

                                   FORM 10-Q



    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 1998

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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )



      Common stock outstanding at March 31, 1998:  442,711,369 shares.

                         PART I.  FINANCIAL INFORMATION               FORM 10-Q
                         Item 1.  Financial Statements.

                    EMERSON ELECTRIC CO. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS
           THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 1998 AND 1997
           (Dollars in millions except per share amounts; unaudited)

                                         Three Months           Six Months
                                     --------------------   -------------------
                                        1998       1997       1998       1997
                                     ---------   --------   --------   --------

   Net sales                         $ 3,382.4    3,103.5    6,553.9    5,934.1
                                     ---------   --------   --------   --------
   Costs and expenses:
     Cost of sales                     2,159.7    1,987.4    4,189.5    3,792.8
     Selling, general and
       administrative expenses           673.3      612.2    1,319.7    1,195.5
     Interest expense                     39.7       29.8       75.5       57.3
     Other deductions, net                29.1       28.4       47.5       37.5
                                     ---------   --------   --------   --------
       Total costs and expenses        2,901.8    2,657.8    5,632.2    5,083.1

   Income before income taxes            480.6      445.7      921.7      851.0

   Income taxes                          173.0      165.3      331.8      315.7
                                     ---------   --------   --------   --------
   Net earnings                      $   307.6      280.4      589.9      535.3
                                     =========   ========   ========   ========

   Basic earnings per common share   $     .70        .63       1.34       1.20
                                     =========   ========   ========   ========

   Diluted earnings per common share $     .69        .62       1.33       1.19
                                     =========   ========   ========   ========

   Cash dividends per common share   $    .295        .27        .59        .54
                                     =========   ========   ========   ========


















   See accompanying notes to consolidated financial statements.

                       EMERSON ELECTRIC CO. AND SUBSIDIARIES          FORM 10-Q
                            CONSOLIDATED BALANCE SHEETS
             (Dollars in millions except per share amounts; unaudited)

                                                        March 31, September 30,
                ASSETS                                    1998        1997
                ------                                 ---------    --------
   CURRENT ASSETS
     Cash and equivalents                              $   426.5       221.1
     Receivables, less allowances of $58.8 and $54.0     2,385.9     2,200.2
     Inventories                                         1,877.3     1,881.6
     Other current assets                                  405.6       413.9
                                                       ---------    --------
       Total current assets                              5,095.3     4,716.8
                                                       ---------    --------
   PROPERTY, PLANT AND EQUIPMENT, NET                    2,806.8     2,735.4
                                                       ---------    --------
   OTHER ASSETS
     Excess of cost over net assets of purchased
       businesses                                        3,317.4     3,116.0
     Other                                                 891.1       895.1
                                                       ---------    --------
       Total other assets                                4,208.5     4,011.1
                                                       ---------    --------
                                                       $12,110.6    11,463.3
                                                       =========    ========
                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------
   CURRENT LIABILITIES
     Short-term borrowings and current maturities
       of long-term debt                               $ 1,921.0     1,445.1
     Accounts payable                                      725.7       942.1
     Accrued expenses                                    1,171.2     1,241.9
     Income taxes                                          256.9       213.3
                                                       ---------    --------
       Total current liabilities                         4,074.8     3,842.4
                                                       ---------    --------
   LONG-TERM DEBT                                          601.9       570.7
                                                       ---------    --------
   OTHER LIABILITIES                                     1,703.0     1,629.5
                                                       ---------    --------
   STOCKHOLDERS' EQUITY
     Preferred stock of $2.50 par value per share.
       Authorized 5,400,000 shares; issued - none              -           -
     Common stock of $.50 par value per share.
       Authorized 1,200,000,000 shares; issued
       476,677,006 shares                                  238.3       238.3
     Additional paid in capital                             34.9         3.3
     Retained earnings                                   6,677.9     6,348.9
     Cumulative translation adjustments                   (230.1)     (205.9)
     Cost of common stock in treasury, 33,965,637
       shares and 35,873,321 shares                       (990.1)     (963.9)
                                                       ---------    --------
       Total stockholders' equity                        5,730.9     5,420.7
                                                       ---------    --------
                                                       $12,110.6    11,463.3
                                                       =========    ========
   See accompanying notes to consolidated financial statements.

                  EMERSON ELECTRIC CO. AND SUBSIDIARIES              FORM 10-Q
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                SIX MONTHS ENDED MARCH 31, 1998 AND 1997
                    (Dollars in millions; unaudited)
                                                               1998     1997
                                                             -------- --------

 NET CASH PROVIDED BY OPERATING ACTIVITIES                   $  586.7    412.9
                                                             -------- --------
 INVESTING ACTIVITIES
   Capital expenditures                                        (265.2)  (227.1)
   Purchases of businesses, net of cash and
     equivalents acquired                                      (107.7)   (22.7)
   Other, net                                                     1.0       .9
                                                             -------- --------
         Net cash used in investing activities                 (371.9)  (248.9)
                                                             -------- --------
 FINANCING ACTIVITIES
   Net increase in short-term borrowings                        479.0    384.3
   Proceeds from long-term debt                                   3.4      5.9
   Principal payments on long-term debt                          (7.6)    (9.3)
   Dividends paid                                              (260.9)  (241.3)
   Net purchases of treasury stock                             (210.9)  (152.4)
                                                             -------- --------
         Net cash provided by (used in) financing activities      3.0    (12.8)
                                                             -------- --------
 Effect of exchange rate changes on cash and equivalents        (12.4)   (16.0)
                                                             -------- --------
 INCREASE IN CASH AND EQUIVALENTS                               205.4    135.2

 Beginning cash and equivalents                                 221.1    149.0
                                                             -------- --------
 ENDING CASH AND EQUIVALENTS                                 $  426.5    284.2
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

      2.  Other Financial Information
          (Dollars in millions; unaudited)

                                                    March 31,    September 30,
          Inventories                                 1998           1997
          -----------                              ---------       -------
          Finished products                        $   783.9         789.6
          Raw materials and work in process          1,093.4       1,092.0
                                                   ---------       -------
                                                   $ 1,877.3       1,881.6
                                                   =========       =======

                                                    March 31,    September 30,
          Property, plant and equipment, net          1998           1997
          ----------------------------------       ---------       -------
          Property, plant and equipment, at cost   $ 5,676.1       5,433.7
          Less accumulated depreciation              2,869.3       2,698.3
                                                   ---------       -------
                                                   $ 2,806.8       2,735.4
                                                   =========       =======

      3.  In December 1997, the Company purchased Computational Systems, Inc.
          (CSI) for approximately $160 million, primarily in common stock. CSI is a supplier of condition monitoring and diagnostic products and services for motors and other rotational equipment.

      EMERSON ELECTRIC CO. AND SUBSIDIARIES                           FORM 10-Q

  4. In the quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," (SFAS
      128) which establishes standards for computing and presenting earnings per share. Basic earnings per common share considers only the weighted average of common shares outstanding while diluted earnings per common share considers the dilutive effects of stock options, incentive shares and convertible securities. Previously reported earnings per share amounts have been restated to conform to SFAS 128 requirements. Reconciliations of basic earnings per common share and diluted earnings per common share follow (dollars and shares in millions except per share amounts):



                               1998                            1997
                   ----------------------------    ----------------------------
                             Weighted- Earnings              Weighted- Earnings
                              Average    Per                  Average    Per
                   Earnings   Shares    Share      Earnings   Shares    Share
                   --------  --------  --------    --------  --------  --------

Three Months Ended
March 31,
------------------
Basic              $  307.6     440.8  $    .70    $  280.4     446.1  $    .63
                                       ========                        ========
Convertible debt         .1       1.0                    .2       1.5
Stock plans                       4.4                             3.0
                   --------  --------              --------  --------
Diluted            $  307.7     446.2  $    .69    $  280.6     450.6  $    .62
                   ========  ========  ========    ========  ========  ========



Six Months Ended
March 31,
----------------
Basic              $  589.9     440.0  $   1.34    $  535.3     446.8  $   1.20
                                       ========                        ========
Convertible debt         .3       1.0                    .5       1.5
Stock plans                       4.0                             2.8
                   --------  --------              --------  --------
Diluted            $  590.2     445.0  $   1.33    $  535.8     451.1  $   1.19
                   ========  ========  ========    ========  ========  ========

      EMERSON ELECTRIC CO. AND SUBSIDIARIES                           FORM 10-Q

      Items 2 and 3.   Management's Discussion and Analysis of Results
                       of Operations and Financial Condition.

      Results of Operations

      Sales, net earnings and earnings per share for the second quarter and first six months of fiscal 1998 were the highest for any quarter and first six-month period in the Company's history.

      Net sales were $3,382.4 million for the quarter ended March 31, 1998, up 9.0 percent (12 percent at constant currency) over net sales of $3,103.5 million for the quarter ended March 31, 1997, and $6,553.9 million for the six months ended March 31, 1998, up 10.4 percent (14 percent at constant currency) over net sales of $5,934.1 million for the same period a year ago. The second quarter results reflect strong U.S. and Latin American growth, solid European performance and the contribution of acquisitions. Excluding the negative impact of currency, underlying international subsidiary sales showed solid improvement. Continued weakness in Asia-Pacific limited export sales, particularly those of the heating, ventilating and air-conditioning business.

      In the Commercial and Industrial segment, the electronics business achieved very strong underlying sales growth, driven by contributions from all product lines and service offerings. Excluding the impact of the strengthening dollar, the process business achieved strong sales growth, reflecting very strong domestic demand and solid international demand. Sales of the industrial motors and drives business were solid before the effects of unfavorable currency due to strong international demand and recent acquisitions. Excluding the impact of currency translation, the industrial components and equipment business achieved moderate underlying domestic and international sales growth.

      In the Appliance and Construction-Related segment, sales of the underlying fractional motors and appliance components business were strong, benefiting from robust domestic markets and new products.
      The tools business achieved modest underlying sales growth, while the heating, ventilating and air-conditioning business reported a moderate decrease in sales as weakness in Asia-Pacific severely limited export sales.

      Cost of sales for the second quarter was $2,159.7 million or 63.9 percent of sales, compared with $1,987.4 million, or 64.0 percent of sales, for the second quarter of 1997. Cost of sales for the six months ended March 31, 1998, was $4,189.5 million or 63.9 percent of sales, compared to $3,792.8 million or 63.9 percent of sales for the same period a year ago. Selling, general and administrative expenses for the three months ended March 31, 1998, were $673.3 million, or 19.9 percent of sales, compared to $612.2 million, or 19.8 percent of sales for the same period a year ago. For the first six months of 1998, selling, general and administrative expenses were $1,319.7 million or 20.2 percent of sales, compared to $1,195.5 million or 20.2 percent of sales for the same period in 1997. Consolidated profit margins remained at high levels despite the inclusion of lower margin acquisitions. Underlying operating margins showed solid improvement, reflecting both domestic and international gains, as a result of continuing cost reduction efforts and productivity improvement programs.

      EMERSON ELECTRIC CO. AND SUBSIDIARIES                           FORM 10-Q

      Financial Condition

      A comparison of key elements of the Company's financial condition at the end of the second quarter as compared to the end of the prior fiscal year follows:

                                       March 31,      September 30,
                                         1998             1997
                                       --------         --------
      Working capital (in millions)    $1,020.5            874.4
      Current ratio                    1.3 to 1         1.2 to 1
      Total debt to total capital         30.6%            27.1%
      Net debt to net capital             26.8%            24.9%

      The Company's interest coverage ratio (earnings before income taxes and interest expense, divided by interest expense) was 13.2 times for the six months ended March 31, 1998, compared to 15.9 times for the same period one year earlier. The decrease in the interest coverage ratio reflects higher average borrowings resulting from share repurchases and acquisitions, partially offset by earnings growth. In the first quarter of fiscal 1998, the Company entered into an interest rate agreement which caps the rate on $250 million of commercial paper at
      6.0 percent through September 1999.

      Cash and equivalents increased by $205.4 million during the six months ended March 31, 1998. Cash flow provided by operating activities of $586.7 million and a net increase in borrowings of $474.8 million were used primarily to pay dividends of $260.9 million, fund capital expenditures of $265.2 million, fund net purchases of treasury stock of $210.9 million and fund purchases of businesses of $107.7 million.

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

                           PART II. OTHER INFORMATION

      Item 4.  Submission of Matters to a Vote of Security Holders

      At the Annual Meeting of Stockholders on February 3, 1998, two matters described in the Notice of Annual Meeting of Stockholders dated December 12, 1997, were voted upon.

        1. The directors listed below were elected for terms ending in 2001 with voting for each as follows:

      EMERSON ELECTRIC CO. AND SUBSIDIARIES                           FORM 10-Q

                DIRECTOR               FOR            WITHHELD
           -------------------     -----------       ----------
           J. G. Berges            368,146,384        5,916,643
           R. L. Ridgway           368,807,865        5,255,162
           A. E. Suter             368,097,528        5,965,499
           W. M. Van Cleve         363,369,644       10,693,383
           E. E. Whitacre, Jr.     368,889,905        5,173,122

       2. The proposal to approve the 1998 Stock Option Plan was approved by a vote of 349,790,759 in favor to 16,758,486 against, with 3,605,774 abstaining.



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

           10(l) Fourth Amendment to the Supplemental Executive Savings
                 Investment Plan, filed herewith.

           10(o) 1998 Stock Option Plan, incorporated by reference to Emerson
                 Electric Co. 1998 Proxy Statement dated December 12, 1997, Appendix A.

           27    Financial Data Schedules

      (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended March 31, 1998.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    EMERSON ELECTRIC CO.


      Date: May 12, 1998         By /s/ Walter J. Galvin
                                    -----------------------
                                    Walter J. Galvin
                                    Senior Vice President - Finance
                                    and Chief Financial Officer

                                    (on behalf of the registrant and
                                    as Chief Financial Officer)
                                       9