Form 10-Q
period 1998-06-30
EMERSON ELECTRIC CO
filed 1998-08-14
CIK 32604

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                           ______________________

                                  FORM 10-Q



    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 1998

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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )



      Common stock outstanding at June 30, 1998:  440,458,350 shares.

                         PART I.  FINANCIAL INFORMATION               FORM 10-Q
                         Item 1.  Financial Statements.

                    EMERSON ELECTRIC CO. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS
           THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 1998 AND 1997
           (Dollars in millions except per share amounts; unaudited)

                                         Three Months           Nine Months
                                     --------------------   -------------------
                                        1998       1997       1998       1997
                                     ---------   --------   --------   --------

   Net sales                         $ 3,465.2    3,208.4   10,019.1    9,142.5
                                     ---------   --------   --------   --------
   Costs and expenses:
     Cost of sales                     2,211.1    2,067.0    6,400.6    5,859.8
     Selling, general and
       administrative expenses           684.8      621.8    2,004.5    1,817.3
     Interest expense                     37.3       30.0      112.8       87.3
     Other deductions, net                24.5       18.0       72.0       55.5
                                     ---------   --------   --------   --------
       Total costs and expenses        2,957.7    2,736.8    8,589.9    7,819.9

   Income before income taxes            507.5      471.6    1,429.2    1,322.6

   Income taxes                          182.7      175.0      514.5      490.7
                                     ---------   --------   --------   --------
   Net earnings                      $   324.8      296.6      914.7      831.9
                                     =========   ========   ========   ========

   Basic earnings per common share   $     .74        .67       2.08       1.87
                                     =========   ========   ========   ========

   Diluted earnings per common share $     .73        .66       2.06       1.85
                                     =========   ========   ========   ========

   Cash dividends per common share   $    .295        .27       .885        .81
                                     =========   ========   ========   ========


















   See accompanying notes to consolidated financial statements.

                       EMERSON ELECTRIC CO. AND SUBSIDIARIES          FORM 10-Q
                            CONSOLIDATED BALANCE SHEETS
             (Dollars in millions except per share amounts; unaudited)

                                                        June 30,  September 30,
                ASSETS                                    1998        1997
                ------                                 ---------    --------
   CURRENT ASSETS
     Cash and equivalents                              $   413.7       221.1
     Receivables, less allowances of $63.1 and $54.0     2,445.0     2,200.2
     Inventories                                         1,953.9     1,881.6
     Other current assets                                  365.3       413.9
                                                       ---------    --------
       Total current assets                              5,177.9     4,716.8
                                                       ---------    --------
   PROPERTY, PLANT AND EQUIPMENT, NET                    2,885.3     2,735.4
                                                       ---------    --------
   OTHER ASSETS
     Excess of cost over net assets of purchased
       businesses                                        3,356.5     3,116.0
     Other                                                 909.0       895.1
                                                       ---------    --------
       Total other assets                                4,265.5     4,011.1
                                                       ---------    --------
                                                       $12,328.7    11,463.3
                                                       =========    ========
                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------
   CURRENT LIABILITIES
     Short-term borrowings and current maturities
       of long-term debt                               $ 1,994.4     1,445.1
     Accounts payable                                      767.1       942.1
     Accrued expenses                                    1,206.2     1,241.9
     Income taxes                                          244.1       213.3
                                                       ---------    --------
       Total current liabilities                         4,211.8     3,842.4
                                                       ---------    --------
   LONG-TERM DEBT                                          610.4       570.7
                                                       ---------    --------
   OTHER LIABILITIES                                     1,734.5     1,629.5
                                                       ---------    --------
   STOCKHOLDERS' EQUITY
     Preferred stock of $2.50 par value per share.
       Authorized 5,400,000 shares; issued - none              -           -
     Common stock of $.50 par value per share.
       Authorized 1,200,000,000 shares; issued
       476,677,006 shares                                  238.3       238.3
     Additional paid in capital                             31.7         3.3
     Retained earnings                                   6,872.3     6,348.9
     Cumulative translation adjustments                   (224.0)     (205.9)
     Cost of common stock in treasury, 36,218,656
       shares and 35,873,321 shares                     (1,146.3)     (963.9)
                                                       ---------    --------
       Total stockholders' equity                        5,772.0     5,420.7
                                                       ---------    --------
                                                       $12,328.7    11,463.3
                                                       =========    ========
   See accompanying notes to consolidated financial statements.

                EMERSON ELECTRIC CO. AND SUBSIDIARIES                FORM 10-Q
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             NINE MONTHS ENDED JUNE 30, 1998 AND 1997
                  (Dollars in millions; unaudited)
                                                               1998      1997
                                                            ---------  -------

 NET CASH PROVIDED BY OPERATING ACTIVITIES                  $ 1,015.4    877.7
                                                            ---------  -------
 INVESTING ACTIVITIES
   Capital expenditures                                        (408.1)  (373.1)
   Purchases of businesses, net of cash and
     equivalents acquired                                      (209.4)   (40.1)
   Other, net                                                    32.8    (11.1)
                                                            ---------  -------
         Net cash used in investing activities                 (584.7)  (424.3)
                                                            ---------  -------
 FINANCING ACTIVITIES
   Net increase in short-term borrowings                        669.4    367.0
   Proceeds from long-term debt                                   1.5      5.9
   Principal payments on long-term debt                        (129.0)   (11.1)
   Dividends paid                                              (391.3)  (361.1)
   Net purchases of treasury stock                             (377.4)  (264.4)
                                                            ---------  -------
         Net cash used in financing activities                 (226.8)  (263.7)
                                                            ---------  -------
 Effect of exchange rate changes on cash and equivalents        (11.3)   (13.3)
                                                            ---------  -------
 INCREASE IN CASH AND EQUIVALENTS                               192.6    176.4

 Beginning cash and equivalents                                 221.1    149.0
                                                            ---------  -------
 ENDING CASH AND EQUIVALENTS                                $   413.7    325.4
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



      2.  Other Financial Information
          (Dollars in millions; unaudited)

                                                    June 30,    September 30,
          Inventories                                 1998           1997
          -----------                              ---------       -------
          Finished products                        $   800.1         789.6
          Raw materials and work in process          1,153.8       1,092.0
                                                   ---------       -------
                                                   $ 1,953.9       1,881.6
                                                   =========       =======

                                                    June 30,    September 30,
          Property, plant and equipment, net          1998           1997
          ----------------------------------       ---------       -------
          Property, plant and equipment, at cost   $ 5,884.8       5,433.7
          Less accumulated depreciation              2,999.5       2,698.3
                                                   ---------       -------
                                                   $ 2,885.3       2,735.4
                                                   =========       =======


      3.  In December 1997, the Company purchased Computational Systems, Inc.
          (CSI) for approximately $160 million, primarily in common stock. CSI is a supplier of condition monitoring and diagnostic products and services for motors and other rotational equipment.

          During the third quarter of fiscal 1998, the Company announced an agreement to acquire the Westinghouse Process Control Division (PCD) from CBS Corporation for approximately $265 million. PCD is a supplier of process controls for the power generation, water and wastewater treatment industries. In addition, the Company acquired Hiross Austria GmbH and several other businesses.

          During the fourth quarter of fiscal 1998, Astec (BSR) Plc, a subsidiary of Emerson, announced an agreement to acquire the Advanced Power Systems (APS) business from Northern Telecom Limited for approximately $325 million. APS manufactures power conversion products for a wide variety of telecommunications applications.

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


                               1998                            1997
                   ----------------------------    ----------------------------
                             Weighted- Earnings              Weighted- Earnings
                              Average    Per                  Average    Per
                   Earnings   Shares    Share      Earnings   Shares    Share
                   --------  --------  --------    --------  --------  --------

Three Months Ended
June 30,
------------------
Basic              $  324.8     439.4  $    .74    $  296.6     443.8  $    .67
                                       ========                        ========
Convertible debt         .2        .9                    .2       1.3
Stock plans                       4.2                             3.2
                   --------  --------              --------  --------
Diluted            $  325.0     444.5  $    .73    $  296.8     448.3  $    .66
                   ========  ========  ========    ========  ========  ========



Nine Months Ended
June 30,
-----------------

Basic              $  914.7     439.8  $   2.08    $  831.9     445.8 $    1.87
                                       ========                        ========
Convertible debt         .5       1.0                    .7       1.4
Stock plans                       4.0                             3.0
                   --------  --------              --------  --------
Diluted            $  915.2     444.8  $   2.06    $  832.6     450.2  $   1.85
                   ========  ========  ========    ========  ========  ========

      EMERSON ELECTRIC CO. AND SUBSIDIARIES                           FORM 10-Q

      Items 2 and 3.   Management's Discussion and Analysis of Results of
                       Operations and Financial Condition.

      Results of Operations

      Sales, net earnings and earnings per share for the third quarter and first nine months of fiscal 1998 were the highest for any quarter and first nine-month period in the Company's history.

      Net sales were $3,465.2 million for the quarter ended June 30, 1998, up 8.0 percent (10 percent at constant currency) over net sales of $3,208.4 million for the quarter ended June 30, 1997. The sales growth reflected balanced contributions from the Company's Commercial and Industrial and Appliance and Construction-Related segments, and acquisitions. Demand was solid in the United States and Europe, which account for more than three-quarters of consolidated revenue. Strong growth in Latin America, Canada and other regions of the world largely offset the impact of weak Asian economies. Net sales were $10,019.1 million for the nine months ended June 30, 1998, up 9.6 percent
      (12 percent at constant currency) over net sales of $9,142.5 million for the same period a year ago.

      In the Commercial and Industrial segment, the underlying electronics business continued its very strong performance in the third quarter, particularly in the U.S. and European markets. This performance was achieved despite comparison to very strong results a year ago. Sales of the process business reflected moderate domestic demand limited by weaker international results. Excluding the impact of currency translation, the industrial motors and drives business achieved moderate sales growth as a result of solid international and modest domestic demand. The industrial components and equipment business benefited from moderate international demand limited by unfavorable currency.

      In the Appliance and Construction-Related segment, the heating, ventilating and air-conditioning business reported moderate sales growth as European demand remained very strong. In addition, the strong pace of new construction and recent hot weather in various regions of the U.S. supported much improved domestic demand. Moderate gains in the underlying motors and appliance components business reflected continued strength in domestic markets, while sales of the underlying tools business were slightly lower than the solid results of the prior year.

      Cost of sales for the third quarter was $2,211.1 million or 63.8 percent of sales, compared with $2,067.0 million, or 64.4 percent of sales, for the third quarter of 1997. Cost of sales for the nine months ended June 30, 1998, was $6,400.6 million or 63.9 percent of sales, compared to $5,859.8 million or 64.1 percent of sales for the same period a year ago. Selling, general and administrative expenses for the three months ended June 30, 1998, were $684.8 million, or 19.8 percent of sales, compared to $621.8 million, or 19.4 percent of sales for the same period a year ago. For the first nine months of 1998, selling, general and administrative expenses were $2,004.5 million or 20.0 percent of sales, compared to $1,817.3 million or 19.9 percent of sales for the same period in 1997. Consolidated operating margins increased from the previous year's high levels, reflecting productivity improvement and cost containment programs which resulted in gains that more than

      EMERSON ELECTRIC CO. AND SUBSIDIARIES                           FORM 10-Q


      offset the dampening effect of lower margin acquisitions.


      Financial Condition

      A comparison of key elements of the Company's financial condition at the end of the third quarter as compared to the end of the prior fiscal year follows:

                                       June 30,      September 30,
                                         1998             1997
                                       --------         --------
      Working capital (in millions)    $  966.1            874.4
      Current ratio                    1.2 to 1         1.2 to 1
      Total debt to total capital         31.1%            27.1%
      Net debt to net capital             27.5%            24.9%

      The Company's interest coverage ratio (earnings before income taxes and interest expense, divided by interest expense) was 13.7 times for the nine months ended June 30, 1998, compared to 16.1 times for the same period one year earlier. The decrease in the interest coverage ratio reflects higher average borrowings resulting from share repurchases and acquisitions, partially offset by earnings growth. In the first quarter of fiscal 1998, the Company entered into an interest rate agreement which caps the rate on $250 million of commercial paper at
      6.0 percent through September 1999. During the third quarter, the Company and its subsidiaries increased lines of credit to $1.8 billion in support of the commercial paper program. There have been no borrowings against these lines of credit.

      Cash and equivalents increased by $192.6 million during the nine months ended June 30, 1998. Cash flow provided by operating activities of $1,015.4 million and a net increase in borrowings of $541.9 million were used primarily to fund capital expenditures of $408.1 million, pay dividends of $391.3 million, fund net purchases of treasury stock of $377.4 million, and fund purchases of businesses of $209.4 million. Receivables increased primarily due to sales growth and minor seasonality.

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

           27    Financial Data Schedule.


      (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended June 30, 1998.


                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    EMERSON ELECTRIC CO.


      Date: August 14, 1998      By /s/ Walter J. Galvin
                                    -----------------------
                                    Walter J. Galvin
                                    Senior Vice President - Finance
                                    and Chief Financial Officer

                                    (on behalf of the registrant and
                                    as Chief Financial Officer)