Form 10-K
period 1998-09-30
EMERSON ELECTRIC CO
filed 1998-12-23
CIK 32604

                             UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                               FORM 10-K

 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended September 30, 1998
                                 OR
 [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

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

 Preferred Stock Purchase Rights              New York Stock Exchange
                                              Chicago Stock Exchange

 Securities registered pursuant to Section 12(g) of the Act: None

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

 Aggregate market value of the voting stock held by nonaffiliates of the registrant as of close of business on October 30, 1998: $28,692 million.

 Common stock outstanding at October 31, 1998: 438,098,038 shares.

                  Documents Incorporated by Reference

 1. Portions of Emerson Electric Co. 1998 Annual Report to Stockholders (Parts I and II).

 2. Portions of Emerson Electric Co. Notice of 1999 Annual Meeting of the Stockholders and Proxy Statement (Part III).

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

        ------------------------------------------------------

 The products manufactured by the Company are classified into the following industry segments: Commercial and Industrial Components and Systems, and Appliance and Construction-Related Components. Net sales, income before income taxes and total assets attributable to each industry segment for the three years ended September 30, 1998, are set forth in Note 13 of Notes to Consolidated Financial Statements on page 39 of the 1998 Annual Report, which note is hereby incorporated by reference. Information with respect to acquisition and divestiture activities by Emerson is set forth in Note 2 of Notes to Consolidated Financial Statements on page 33 of the 1998 Annual Report, which note is hereby incorporated by reference.

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

 Products used in process industries include various types of instrumentation, valves and control systems for measurement and control of fluid flow. Included are various types of meters such as rotameters, positive displacement meters, magnetic flow meters, turbine meters, direct mass flow meters and instruments to measure water quality. Other products include solid state telemetering equipment, various types of pressure and vacuum relief valves and personal computer-based software used for industrial automation applications. In addition, Emerson manufactures and sells temperature sensors, pressure sensors and transmitters used to measure and/or control temperature, pressure, level and rate and amount of flow. Also produced are process gas chromatographs, in-situ oxygen analyzers, infrared gas and process fluid analyzers, combustion analyzers and systems, and other analyzers which measure pH and conductivity. The Company also manufactures and sells sliding stem valves, rotary valves, plastic-lined plug valves, butterfly valves, pressure regulators, and related actuators and controllers. In addition, Emerson provides repair services for many of these products, as well as engineered solutions and consulting services.

 Emerson also manufactures electronic measurement, data acquisition and condition monitoring equipment for use in industrial processing. In addition, Emerson produces vibratory separating equipment used primarily in the chemical, mining, pharmaceutical, food processing, pulp and paper, ceramic and metal-working markets.

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

 Emerson also manufactures a line of multi-purpose pressure and solenoid valves, pressure, vacuum and temperature switches, automatic transfer switches, remote control switches and electric power and pump control systems. These products are widely used in the automation of equipment and industrial processes and for the control of emergency electric power.

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

 Emerson manufactures and sells a variety of components and systems for refrigeration and comfort control applications, including hermetic and semi-hermetic compressors; hermetic motors and terminals for hermetically sealed compressors; and fractional and sub-fractional horsepower motors for selected appliance, office equipment, ventilating equipment, pump, heater and other motor-driven machine applications. Automatic temperature controls, timers, switches, electronics, thermo-protective devices and pumps are manufactured for gas and electric heating systems, refrigeration and air conditioning equipment and various large and small appliances. Emerson also manufactures and sells a variety of electric heating elements and electrostatic air cleaners.

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

 RAW MATERIALS AND ENERGY
 ------------------------

 Emerson's major requirements for basic raw materials include steel, copper, cast iron, aluminum and brass and, to a lesser extent, plastics and other petroleum-based chemicals. Emerson has multiple sources of supply for each of its major requirements and is not significantly dependent on any one supplier. The raw materials and various purchased components required for its products have generally been available in sufficient quantities.

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

 BACKLOG
 -------

 The estimated consolidated order backlog of the Company was $2,084 million and $1,989 million at September 30, 1998 and 1997, respectively. Nearly all of the September 30, 1998 consolidated backlog amount is expected to be shipped within one year. The estimated backlog by industry segment at September 30, 1998 and 1997, follows (dollars in millions):

                                                 1998          1997
                                               -------       -------
     Commercial and Industrial                 $ 1,361         1,331
     Appliance and Construction-Related            723           658
                                               -------       -------
          Consolidated Order Backlog           $ 2,084         1,989
                                               =======       =======

 COMPETITION
 -----------

 Emerson's businesses are highly competitive, and Emerson competes on product performance, quality, service or price across the industries and markets served. A significant element of the Company's competitive strategy is its objective to manufacture high quality products at the lowest relevant global cost. Although no single company competes directly with Emerson in all of the Company's product lines, various companies compete in one or more product lines. Some of these companies have substantially greater sales and assets than Emerson, and Emerson also competes with many smaller companies. The number of Emerson's competitors varies by product line, and management believes that Emerson has a market leadership position in many of these product lines.

 RESEARCH AND DEVELOPMENT
 ------------------------

 Costs associated with Company-sponsored research, new product development and product improvement were $491.3 million in 1998, $445.1 million in 1997 and $398.7 million in 1996.

 ENVIRONMENT
 -----------

 The Company's manufacturing locations generate waste, the treatment, storage, transportation and disposal of which are subject to federal, state and/or local laws and regulations relating to the protection of the environment. Compliance with laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has not had a material effect upon Emerson's capital expenditures, earnings or competitive position. It is not anticipated that Emerson will have material capital expenditures for environmental control facilities during the next fiscal year.

 EMPLOYEES
 ---------

 Emerson and its subsidiaries had an average of approximately 111,800 employees during 1998. Management believes that the Company's employee relations are favorable. Some of the Company's employees are represented by collective bargaining agreements, but none of these is considered significant.

 DOMESTIC AND FOREIGN OPERATIONS
 -------------------------------

 International sales were $5,387 million in 1998, $5,245 million in 1997 and $4,867 million in 1996, including U.S. exports of $968 million, $1,054 million and $885 million in 1998, 1997 and 1996, respectively. Although there are additional risks attendant to foreign operations, such as nationalization of facilities, currency fluctuations and restrictions on the movement of funds, Emerson's financial position has not been materially affected thereby to date. See Note 13 of Notes to Consolidated Financial Statements on page 39 of the 1998 Annual Report for further information with respect to foreign operations.

 Item 2.  Properties
 -------------------

 At September 30, 1998, Emerson had approximately 370 manufacturing locations worldwide, of which approximately 190 were located outside the United States, primarily in Europe and to a lesser extent in Asia-Pacific, Canada and Latin America. Approximately 240 locations are occupied by the Commercial and Industrial segment, and approximately 130 are occupied by the Appliance and Construction-Related segment. The majority of the locations are owned or occupied under capital lease obligations, with the remainder occupied under operating leases. The Company considers its facilities suitable and adequate for the purposes for which they are used.

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

 Item 4.  Submission of Matters to a Vote of Security Holders
 ------------------------------------------------------------

 There were no matters submitted to a vote of security holders during the quarter ended September 30, 1998.

             -------------------------------------------

 Executive Officers of the Registrant

 The following sets forth certain information as of December 1998 with respect to Emerson's executive officers. These officers have been elected or appointed to terms which will expire February 2, 1999:

                                                                      First
                                                                    Served as
        Name                 Position                        Age     Officer
        ----                 --------                        ---   ----------
     C. F. Knight*      Chairman of the Board
                        and Chief Executive Officer           62      1972


     G. W. Tamke*       President and Chief Operating
                        Officer                               51      1989


     A. E. Suter*       Senior Vice Chairman and
                        Chief Administrative Officer          63      1979


     R. W. Staley*      Vice Chairman
                                                              63      1975


     J. G. Berges*      Vice Chairman                         51      1989


     W. J. Galvin       Senior Vice President - Finance
                        and Chief Financial Officer           52      1984


     W. W. Withers      Senior Vice President, Secretary
                        and General Counsel                   58      1989

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

                                PART II

 Item 5.  Market for Registrant's Common Equity and Related Stockholder
 ----------------------------------------------------------------------
          Matters
          -------

 The information regarding the market for the Company's common stock, quarterly market price ranges and dividend payments set forth in Note 14 of Notes to Consolidated Financial Statements on page 40 of the 1998 Annual Report is hereby incorporated by reference. There were approximately 37,200 stockholders at September 30, 1998. In 1998, the Company issued
 122,097 shares of common stock in connection with the acquisition of all of the stock from the five shareholders of a process control consulting company with some of the shares subject to forfeiture over a three-year period. The shares were not registered under the Securities Act of 1933 in reliance on the exemption provided by Section 4(2) of the Act.


 Item 6.  Selected Financial Data
 --------------------------------

 Years ended September 30
 (Dollars in millions except per share amounts)

                             1998      1997      1996      1995      1994
                            ------    ------    ------    ------    ------

      Net sales         $ 13,447.2  12,298.6  11,149.9  10,012.9   8,607.2

      Net earnings      $  1,228.6   1,121.9   1,018.5     907.7     788.5

      Basic earnings
       per common share $     2.80      2.52      2.27      2.03      1.76

      Diluted earnings
       per common share $     2.77      2.50      2.25      2.01      1.75

      Cash dividends
       per common share $     1.18      1.08       .98       .89       .78

      Long-term debt    $  1,056.6     570.7     772.6     208.6     279.9

      Total assets      $ 12,659.8  11,463.3  10,481.0   9,399.0   8,215.0

 Income before cumulative effect of change in accounting for postemployment benefits ($21.3 million, $.05 per share) was $929.0 million in 1995.
 Income before cumulative effect of change in accounting for postretirement benefits ($115.9 million, $.26 per share) was $904.4 million in 1994. Net earnings in 1995 and 1994 include non-recurring items which were substantially offset by the accounting change.

 See Note 2 of Notes to Consolidated Financial Statements on page 33 of the 1998 Annual Report for information regarding the Company's acquisition and divestiture activities.

 Item 7.  Management's Discussion and Analysis of Financial Condition
 --------------------------------------------------------------------
          and Results of Operations
          -------------------------

 Narrative discussion appearing under "Results of Operations" and "Financial Position, Capital Resources and Liquidity" on pages 22 through 26, and the "Safe Harbor Statement" on page 48 of the 1998 Annual Report are hereby incorporated by reference.

 Item 7A.  Quantitative and Qualitative Disclosures about Market Risk
 ---------------------------------------------------------------------

 Narrative discussion appearing under "Financial Instruments" on page 26 of the 1998 Annual Report is hereby incorporated by reference.


 Item 8.  Financial Statements and Supplementary Data
 ----------------------------------------------------

 The consolidated financial statements of the Company and its subsidiaries on pages 27 through 40 and the report thereon of KPMG Peat Marwick LLP appearing on page 41 of the 1998 Annual Report are hereby incorporated by reference.

 Item 9.  Changes in and Disagreements with Accountants on Accounting
 --------------------------------------------------------------------
          and Financial Disclosure
          ------------------------

 None.

                               PART III

 Item 10.  Directors and Executive Officers of the Registrant
 ------------------------------------------------------------

 Information regarding nominees and directors appearing under "Nominees and Continuing Directors" in the Emerson Electric Co. Notice of Annual Meeting of the Stockholders and Proxy Statement for the February 1999 annual stockholders' meeting (the "1999 Proxy Statement") is hereby incorporated by reference. Information regarding executive officers is set forth in
 Part I of this report.

 Item 11.  Executive Compensation
 --------------------------------

 Information appearing under "Director Compensation" and "Executive Compensation" in the 1999 Proxy Statement is hereby incorporated by reference.

 Item 12.  Security Ownership of Certain Beneficial Owners and
 -------------------------------------------------------------
           Management
           ----------

 The information regarding beneficial ownership of shares by nominees and continuing directors and by all directors and executive officers as a group appearing under "Nominees and Continuing Directors" in the 1999 Proxy Statement is hereby incorporated by reference.

 Item 13.  Certain Relationships and Related Transactions
 --------------------------------------------------------

 Information appearing under "Certain Business Relationships" in the 1999 Proxy Statement is hereby incorporated by reference.

                                PART IV

 Item 14.  Exhibits, Financial Statement Schedules, and Reports on
 -----------------------------------------------------------------
           Form 8-K
           ---------

 A)   Documents filed as a part of this report:

     1. The consolidated financial statements of the Company and its subsidiaries on pages 27 through 40 and the report thereon of KPMG Peat Marwick LLP appearing on page 41 of the 1998 Annual Report.

     2.   Financial Statement Schedules

          All schedules are omitted because they are not required, not applicable or the information is given in the financial statements or notes thereto contained in the 1998 Annual Report.

 3. Exhibits (Listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

     3(a) Restated Articles of Incorporation of Emerson Electric Co., incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended
             March 31, 1997, Exhibit 3(a); Termination of
             Designated Shares of Stock and Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock, filed herewith.

     3(b)    Bylaws of Emerson Electric Co., as amended through
             November 3, 1998, filed herewith.

     4(a) Indenture dated as of April 17, 1991, between Emerson Electric Co. and The Boatmen's National Bank of
             St. Louis, Trustee, incorporated by reference to Emerson Electric Co. Registration Statement on Form S-3, File No. 33-62545, Exhibit 4.1.

     4(b)    Indenture dated as of December 10, 1998, between
             Emerson Electric Co. and The Bank of New York,
             Trustee, filed herewith.

             No other long-term debt instruments are filed since the total amount of securities authorized under any such instrument does not exceed 10 percent of the total assets of Emerson Electric Co. and its subsidiaries on a consolidated basis. Emerson Electric Co. agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

     4(c) Rights Agreement dated as of November 1, 1998, between Emerson Electric Co. and ChaseMellon Shareholder Services, L.L.C. incorporated by reference to Emerson Electric Co. Form 8-A, dated October 6, 1998,
             Exhibit 1.

     10(a)* 1982 Incentive Stock Option Plan, as amended, incorporated by reference to Emerson Electric Co.
             1992 Form 10-K, Exhibit 10(b).

     10(b)* Employment Agreement made as of October 1, 1975, as amended January 9, 1987, and as further amended October 22, 1997, between Emerson Electric Co. and
             C. F. Knight, incorporated by reference to Emerson Electric Co. 1997 Form 10-K, Exhibit 10(c).

     10(c)* 1986 Stock Option Plan, as amended, incorporated by reference to Emerson Electric Co. 1992 Form 10-K,
             Exhibit 10(e) and Form 10-Q for the quarter ended
             December 31, 1992, Exhibit 10(b).

     10(d)* 1991 Stock Option Plan, as amended and restated effective October 1, 1997, incorporated by reference to Emerson Electric Co. 1997 Form 10-K, Exhibit 10(e).

     10(e)* 1988 Incentive Shares plan, incorporated by reference to Emerson Electric Co. 1988 Proxy Statement dated December 18, 1987, Exhibit A, and Form 10-Q for the quarter ended December 31, 1992, Exhibits 10(d) and 10(e), and Amendments No. 3 and No. 4 thereto, incorporated by reference to Emerson Electric Co. 1993 Form 10-K, Exhibit 10(g).

     10(f)*  Third Amendment to the Emerson Electric Co. 1993
             Incentive Shares Plan, as restated, incorporated by reference to Emerson Electric Co. 1996 Form 10-K,
             Exhibit 10(g).

     10(g)*  Emerson Electric Co. Directors' Continuing
             Compensation Plan, incorporated by reference to Emerson Electric Co. 1987 Form 10-K, Exhibit 10(g), and Amendment incorporated by reference to Emerson
             Electric Co. 1996 Form 10-K, Exhibit 10(i).

     10(h)* Deferred Compensation Plan for Non-Employee Directors, as amended, incorporated by reference to Emerson
             Electric. Co. 1994 Form 10-K, Exhibit 10(k).

     10(i)*  Emerson Electric Co. Supplemental Executive
             Retirement Plan, incorporated by reference to Emerson Electric Co. 1989 Form 10-K, Exhibit 10(i).

     10(j)*  Fourth Amendment to the Supplemental Executive
             Savings Investment Plan, incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended March 31, 1998, Exhibit 10(l).

     10(k)* Annual Incentive Plan incorporated by reference to Emerson Electric Co. 1995 Proxy Statement dated
             December 14, 1994, Appendix A.

     10(l)* 1997 Incentive Shares Plan, incorporated by reference to Emerson Electric Co. 1997 Proxy Statement dated
             December 6, 1996, Exhibit A.

     10(m)* 1998 Stock Option Plan, incorporated by reference to Emerson Electric Co. 1998 Proxy Statement dated December 12, 1997, Appendix A.

     13      Portions of Emerson Electric Co. Annual Report to
             Stockholders for the year ended September 30, 1998, incorporated by reference herein.

     21      Subsidiaries of Emerson Electric Co.

     23      Independent Auditors' Consent.

     24      Power of Attorney.

     27      Financial Data Schedule.

     * Management contract or compensatory plan.

 B)  No reports on Form 8-K were filed during the quarter ended
     September 30, 1998.

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

 Date:  December 22, 1998

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 22, 1998, by the following persons on behalf of the registrant and in the capacities indicated.

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

Exhibit No.          Exhibit
-----------          -------
3(a)(i)              Termination of Designated Shares of Stock

3(a)(ii)             Certificate of Designation, Preferences and
                     Rights of Series B Junior Participating
                     Preferred Stock

3(b)                 Bylaws of Emerson Electric Co.

4(b)                 Indenture dated as of December 10, 1998

13 Portions of Annual Report to Stockholders for the year ended September 30, 1998, incorporated by reference herein

21                   Subsidiaries of Emerson Electric Co.

23                   Independent Auditors' Consent

24                   Power of Attorney

27                   Financial Data Schedule

See Item 14(A)(3) for a list of exhibits incorporated by reference.