Form 10-Q
period 1998-12-31
EMERSON ELECTRIC CO
filed 1999-02-16
CIK 32604

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                           ______________________

                                  FORM 10-Q



  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                 For the quarterly period ended December 31, 1998

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


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )



  Common stock outstanding at December 31, 1998:  437,380,167 shares.

                         PART I.  FINANCIAL INFORMATION               FORM 10-Q
                         Item 1.  Financial Statements.

                    EMERSON ELECTRIC CO. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS
                THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
           (Dollars in millions except per share amounts; unaudited)

                                                        Three Months Ended
                                                            December 31,
                                                      ---------------------
                                                        1998         1997
                                                      --------     --------
  Net sales                                           $3,426.7      3,171.5
                                                      --------     --------
  Costs and expenses:
    Cost of sales                                      2,211.6      2,029.8
    Selling, general and administrative expenses         691.4        646.4
    Interest expense                                      44.9         35.8
    Other deductions, net                                  6.4         18.4
                                                      --------     --------
         Total costs and expenses                      2,954.3      2,730.4
                                                      --------     --------
  Income before income taxes                             472.4        441.1

  Income taxes                                           170.0        158.8
                                                      --------     --------
  Net earnings                                        $  302.4        282.3
                                                      ========     ========

  Basic earnings per common share                     $    .69          .64
                                                      ========     ========

  Diluted earnings per common share                   $    .69          .64
                                                      ========     ========

  Cash dividends per common share                     $   .325         .295
                                                      ========     ========

















  See accompanying notes to consolidated financial statements.

                       EMERSON ELECTRIC CO. AND SUBSIDIARIES          FORM 10-Q
                            CONSOLIDATED BALANCE SHEETS
             (Dollars in millions except per share amounts; unaudited)

                                                    December 31, September 30,
               ASSETS                                   1998          1998
               ------                                ---------      --------
 CURRENT ASSETS
   Cash and equivalents                              $   321.7         209.7
   Receivables, less allowances of $55.9 and $54.6     2,396.1       2,416.1
   Inventories                                         1,998.4       1,996.5
   Other current assets                                  374.5         379.0
                                                     ---------      --------
     Total current assets                              5,090.7       5,001.3
                                                     ---------      --------
 PROPERTY, PLANT AND EQUIPMENT, NET                    3,053.9       3,011.6
                                                     ---------      --------
 OTHER ASSETS
   Excess of cost over net assets of purchased
     businesses                                        4,002.3       3,702.7
   Other                                               1,014.7         944.2
                                                     ---------      --------
     Total other assets                                5,017.0       4,646.9
                                                     ---------      --------
                                                     $13,161.6      12,659.8
                                                     =========      ========
               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------
 CURRENT LIABILITIES
   Short-term borrowings and current maturities
     of long-term debt                               $ 2,009.2       1,524.4
   Accounts payable                                      831.3       1,036.7
   Accrued expenses                                    1,138.7       1,252.7
   Income taxes                                          320.3         207.9
                                                     ---------      --------
     Total current liabilities                         4,299.5       4,021.7
                                                     ---------      --------
 LONG-TERM DEBT                                        1,243.3       1,056.6
                                                     ---------      --------
 OTHER LIABILITIES                                     1,646.9       1,778.2
                                                     ---------      --------
 STOCKHOLDERS' EQUITY
   Preferred stock of $2.50 par value per share.
     Authorized 5,400,000 shares; issued - none             --            --
   Common stock of $.50 par value per share.
     Authorized 1,200,000,000 shares; issued
     476,677,006 shares                                  238.3         238.3
   Additional paid in capital                             26.8          27.9
   Retained earnings                                   7,216.5       7,056.5
   Cumulative translation adjustments                   (166.9)       (236.2)
   Cost of common stock in treasury, 39,296,839
     shares and 38,452,823 shares                     (1,342.8)     (1,283.2)
                                                     ---------      --------
     Total stockholders' equity                        5,971.9       5,803.3
                                                     ---------      --------
                                                     $13,161.6      12,659.8
                                                     =========      ========
 See accompanying notes to consolidated financial statements.

                EMERSON ELECTRIC CO. AND SUBSIDIARIES                FORM 10-Q
                CONSOLIDATED STATEMENTS OF CASH FLOWS
            THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                  (Dollars in millions; unaudited)
                                                            1998        1997
                                                          --------    --------
 NET CASH PROVIDED BY OPERATING ACTIVITIES                $  275.6       246.0
                                                          --------    --------
 INVESTING ACTIVITIES
   Capital expenditures                                     (136.8)     (112.5)
   Purchases of businesses, net of cash and
     equivalents acquired                                   (468.0)         --
   Other, net                                                   .8         6.1
                                                          --------    --------
         Net cash used in investing activities              (604.0)     (106.4)
                                                          --------    --------
 FINANCING ACTIVITIES
   Net increase in short-term borrowings                     495.6       403.5
   Proceeds from long-term debt                              175.1         1.4
   Principal payments on long-term debt                       (6.0)       (6.1)
   Dividends paid                                           (142.4)     (130.2)
   Net purchases of treasury stock                           (94.3)     (152.4)
                                                          --------    --------
         Net cash provided by financing activities           428.0       116.2
                                                          --------    --------
 Effect of exchange rate changes on cash and equivalents      12.4       (12.7)
                                                          --------    --------
 INCREASE IN CASH AND EQUIVALENTS                            112.0       243.1

 Beginning cash and equivalents                              209.7       221.1
                                                          --------    --------
 ENDING CASH AND EQUIVALENTS                              $  321.7       464.2
                                                          ========    ========





















 See accompanying notes to consolidated financial statements.

      EMERSON ELECTRIC CO. AND SUBSIDIARIES                  FORM 10-Q

      Notes to Consolidated Financial Statements


  1. The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation of the results for the interim periods presented. These adjustments consist of normal recurring accruals. The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required by generally accepted accounting principles. For further information refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended
      September 30, 1998.

  2.  Other Financial Information
      (Dollars in millions; unaudited)

                                                    December 31,  September 30,
      Inventories                                      1998          1998
      -----------                                    --------      --------
      Finished products                              $  870.2         858.6
      Raw materials and work in process               1,128.2       1,137.9
                                                     --------      --------
                                                     $1,998.4       1,996.5
                                                     ========      ========

                                                    December 31,  September 30,
      Property, plant and equipment, net               1998          1998
      ----------------------------------             --------      --------
      Property, plant and equipment, at cost         $6,212.7       6,070.7
      Less accumulated depreciation                   3,158.8       3,059.1
                                                     --------      --------
                                                     $3,053.9       3,011.6
                                                     ========      ========

  3. During the first quarter of 1999, the Company completed the acquisition of the Westinghouse Process Control Division (PCD) from CBS Corporation for approximately $257 million. PCD is a supplier of process controls for the power generation, water and wastewater treatment industries. In addition, in the first quarter the Company paid $202 million to increase its ownership of Astec (BSR) Plc to 96 percent and has subsequently acquired the remaining interest.

      During the second quarter of 1999, the Company announced that Caterpillar has agreed to acquire the Company's joint venture interest in F.G. Wilson (Engineering) Ltd. In addition, the Company has entered into agreements in principle to acquire two generator operations.

      EMERSON ELECTRIC CO. AND SUBSIDIARIES                  FORM 10-Q

  4. In the quarter ended December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement requires the reporting of changes in stockholders' equity that do not result from transactions with stockholders. As reflected in the financial statements, nonstockholder changes in equity for the quarter ended December 31, 1998, were $371.7 million, comprised of net earnings of $302.4 million and foreign currency translation adjustments of $69.3 million. The corresponding amount for the quarter ended December 31, 1997, was $297.3 million, comprised of net earnings of $282.3 million and foreign currency translation adjustments of $15.0 million. The adoption of this statement had no impact on the Company's results of operations or financial condition.

  5. The weighted average number of common shares outstanding (in millions) was 436.0 and 439.2 for the three months ended December 31, 1998 and 1997, respectively. The weighted average number of shares outstanding assuming dilution (in millions) was 440.6 and 443.9 for the three months ended December 31, 1998 and 1997, respectively. Dilutive shares primarily relate to stock plans.

      EMERSON ELECTRIC CO. AND SUBSIDIARIES                  10-Q

  Items 2 and 3.  Management's Discussion and Analysis of Results of
                  Operations and Financial Condition.

  Results of Operations

  Sales, net earnings and earnings per share for the first quarter of fiscal 1999 were the highest for any first quarter in the Company's history.

  Net sales for the quarter ended December 31, 1998, were $3,426.7 million, an increase of 8.0 percent over net sales of $3,171.5 million for the quarter ended December 31, 1997. These results were achieved despite continued weakness in Asia and other developing markets and the continuing low price of crude oil, which affects process and other industrial markets.

  In the Commercial and Industrial segment, sales in the electronics business increased significantly due in part to the contributions of Advanced Power Systems and Hiross, recent acquisitions that expand Emerson's position in the telecommunications equipment market. In addition, demand for power conditioning equipment and services continued to be very strong. Industrial motors and drives business realized a solid increase in sales due to the contribution of acquisitions and U.S. and European demand. Sales for the process business were up slightly versus 1998, supported by strong demand for PlantWeb (TM) products and systems. The industrial components and equipment business reported a modest increase in sales due to acquisitions.

  In the Appliance and Construction-Related segment, the heating, ventilating and air conditioning business achieved very strong sales growth, driven by both the U.S. and Asia-Pacific regions. The fractional motors and appliance components business reported a strong increase in sales driven by recent acquisitions and solid demand in the United States. Underlying tools business sales declined moderately compared with very strong growth in the prior year.

  Cost of sales for the first quarter was $2,211.6 million or 64.5 percent of sales, compared with $2,029.8 million, or 64.0 percent of sales, for the first quarter of 1998. Selling, general and administrative expenses for the three months ended December 31, 1998, were $691.4 million, or 20.2 percent of sales, compared to $646.4 million, or 20.4 percent of sales for the same period a year ago.

      EMERSON ELECTRIC CO. AND SUBSIDIARIES                  FORM 10-Q


  Financial Condition

  A comparison of key elements of the Company's financial condition at the end of the first quarter as compared to the end of the prior fiscal year follows:


                                                    December 31,  September 30,
                                                        1998          1998
                                                     ---------     ---------
  Working capital (in millions)                      $   791.2     $   979.6
  Current ratio                                       1.2 to 1      1.2 to 1
  Total debt to total capital                            35.3%         30.8%
  Net debt to net capital                                32.9%         29.0%


  The Company's interest coverage ratio (earnings before income taxes and interest expense, divided by interest expense) was 11.5 times for the quarter ended December 31, 1998, compared to 13.3 times for the same period one year earlier. The decrease in the interest coverage ratio reflects higher average borrowings resulting from share repurchases and acquisitions, partially offset by earnings growth.

  Cash and equivalents increased by $112.0 million during the three months ended December 31, 1998. Cash flow provided by operating activities of $275.6 million and an increase in borrowings of $664.7 million were used primarily to fund acquisitions of $468.0 million, fund capital expenditures of $136.8 million, pay dividends of $142.4 million, and fund net treasury stock purchases of $94.3 million.

  The Company is in a strong financial position, continues to generate strong operating cash flow, and has the resources available for reinvestment in existing businesses, strategic acquisitions and managing the capital structure on a short- and long-term basis.

  Year 2000 readiness was discussed in the Company's 1998 Annual Report on Form 10-K under the caption "Year 2000 Readiness." Subsequently, the Company has completed the assessment phase. Remediation and testing activities at the Company's divisions are at various stages, with more than three-fourths of the work completed on critical systems. Substantially all computer applications and systems are expected to be Year 2000 compliant by June 30, 1999.

  Statements in this report that are not strictly historical may be "forward-looking" statements, which involve risks and uncertainties. These include economic and currency conditions, market demand, pricing, and competitive and technological factors, among others, which are set forth in the Company's Annual Report on Form 10-K for the year ended September 30, 1998.

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

       3(b) Bylaws of Emerson Electric Co., as amended through November 3, 1998, incorporated by reference to Emerson Electric Co. 1998 Form 10-K, Exhibit 3(b).

       27    Financial Data Schedule

(b) Reports on Form 8-K. Pursuant to Item 5, the Company filed a Report on Form 8-K dated October 6, 1998, regarding the adoption of a Preferred Stock Purchase Rights plan.








                               SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    EMERSON ELECTRIC CO.


  Date: February 16, 1999      By   /s/ Walter J. Galvin
                                    -----------------------
                                    Walter J. Galvin
                                    Senior Vice President - Finance
                                    and Chief Financial Officer

                                    (on behalf of the registrant and
                                    as Chief Financial Officer)