Form 10-Q
period 1999-03-31
EMERSON ELECTRIC CO
filed 1999-05-14
CIK 32604

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                            ______________________

                                   FORM 10-Q



    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 1999

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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )



      Common stock outstanding at March 31, 1999:  435,249,144 shares.

                         PART I.  FINANCIAL INFORMATION               FORM 10-Q
                         Item 1.  Financial Statements.

                    EMERSON ELECTRIC CO. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS
           THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 1999 AND 1998
           (Dollars in millions except per share amounts; unaudited)

                                         Three Months           Six Months
                                     --------------------   -------------------
                                        1999       1998       1999       1998
                                     ---------   --------   --------   --------

   Net sales                         $ 3,588.7    3,382.4    7,015.4    6,553.9
                                     ---------   --------   --------   --------
   Costs and expenses:
     Cost of sales                     2,309.8    2,159.7    4,521.4    4,189.5
     Selling, general and
       administrative expenses           698.7      673.3    1,390.1    1,319.7
     Interest expense                     44.8       39.7       89.7       75.5
     Other deductions, net                31.1       29.1       37.5       47.5
                                     ---------   --------   --------   --------
       Total costs and expenses        3,084.4    2,901.8    6,038.7    5,632.2
                                     ---------   --------   --------   --------
   Income before income taxes            504.3      480.6      976.7      921.7

   Income taxes                          178.4      173.0      348.4      331.8
                                     ---------   --------   --------   --------
   Net earnings                      $   325.9      307.6      628.3      589.9
                                     =========   ========   ========   ========

   Basic earnings per common share   $     .75        .70       1.44       1.34
                                     =========   ========   ========   ========

   Diluted earnings per common share $     .74        .69       1.43       1.33
                                     =========   ========   ========   ========

   Cash dividends per common share   $    .325       .295        .65        .59
                                     =========   ========   ========   ========


















   See accompanying notes to consolidated financial statements.

                       EMERSON ELECTRIC CO. AND SUBSIDIARIES          FORM 10-Q
                            CONSOLIDATED BALANCE SHEETS
             (Dollars in millions except per share amounts; unaudited)

                                                       March 31,  September 30,
                ASSETS                                    1999        1998
                ------                                 ---------    --------
   CURRENT ASSETS
     Cash and equivalents                              $   305.6       209.7
     Receivables, less allowances of $54.9 and $54.6     2,566.1     2,416.1
     Inventories                                         1,926.2     1,996.5
     Other current assets                                  392.3       379.0
                                                       ---------    --------
       Total current assets                              5,190.2     5,001.3
                                                       ---------    --------
   PROPERTY, PLANT AND EQUIPMENT, NET                    3,048.2     3,011.6
                                                       ---------    --------
   OTHER ASSETS
     Excess of cost over net assets of purchased
       businesses                                        4,004.1     3,702.7
     Other                                               1,013.3       944.2
                                                       ---------    --------
       Total other assets                                5,017.4     4,646.9
                                                       ---------    --------
                                                       $13,255.8    12,659.8
                                                       =========    ========
                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------
   CURRENT LIABILITIES
     Short-term borrowings and current maturities
       of long-term debt                               $ 2,046.0     1,524.4
     Accounts payable                                      872.3     1,036.7
     Accrued expenses                                    1,242.9     1,252.7
     Income taxes                                          229.5       207.9
                                                       ---------    --------
       Total current liabilities                         4,390.7     4,021.7
                                                       ---------    --------
   LONG-TERM DEBT                                        1,286.3     1,056.6
                                                       ---------    --------
   OTHER LIABILITIES                                     1,631.7     1,778.2
                                                       ---------    --------
   STOCKHOLDERS' EQUITY
     Preferred stock of $2.50 par value per share.
       Authorized 5,400,000 shares; issued - none             --          --
     Common stock of $.50 par value per share.
       Authorized 1,200,000,000 shares; issued
       476,677,006 shares                                  238.3       238.3
     Additional paid in capital                             25.1        27.9
     Retained earnings                                   7,400.7     7,056.5
     Cumulative translation adjustments                   (250.4)     (236.2)
     Cost of common stock in treasury, 41,427,862
       shares and 38,452,823 shares                     (1,466.6)   (1,283.2)
                                                       ---------    --------
       Total stockholders' equity                        5,947.1     5,803.3
                                                       ---------    --------
                                                       $13,255.8    12,659.8
                                                       =========    ========
   See accompanying notes to consolidated financial statements.

                  EMERSON ELECTRIC CO. AND SUBSIDIARIES              FORM 10-Q
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 SIX MONTHS ENDED MARCH 31, 1999 AND 1998
                    (Dollars in millions; unaudited)
                                                               1999     1998
OPERATING ACTIVITIES                                         -------- --------
  Net earnings                                               $  628.3    589.9
  Adjustments to reconcile net earnings to net cash
     provided by operating activities:
       Depreciation and amortization                            317.2    279.1
       Changes in operating working capital                    (263.6)  (288.7)
       Other                                                    (35.6)     6.4
                                                             -------- --------
         Net cash provided by operating activities              646.3    586.7
                                                             -------- --------
INVESTING ACTIVITIES
  Capital expenditures                                         (267.0)  (265.2)
  Purchases of businesses,net of cash and
    equivalents acquired                                       (536.5)  (107.7)
  Other, net                                                    (27.3)    (1.0)
                                                             -------- --------
         Net cash used in investing activities                 (830.8)  (371.9)
                                                             -------- --------
FINANCING ACTIVITIES
  Net increase in short-term borrowings                         570.7    479.0
  Proceeds from long-term debt                                  426.6      3.4
  Principal payments on long-term debt                         (216.0)    (7.6)
  Dividends paid                                               (284.1)  (260.9)
  Net purchases of treasury stock                              (216.6)  (210.9)
                                                             -------- --------
         Net cash provided by financing activities              280.6      3.0
                                                             -------- --------
Effect of exchange rate changes on cash and equivalents           (.2)   (12.4)
                                                             -------- --------
INCREASE IN CASH AND EQUIVALENTS                                 95.9    205.4

Beginning cash and equivalents                                  209.7    221.1
                                                             -------- --------
ENDING CASH AND EQUIVALENTS                                  $  305.6    426.5
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

      2.  Other Financial Information
          (Dollars in millions; unaudited)
                                                   March 31,    September 30,
                                                      1999           1998
          Inventories                              ---------       -------
          -----------
          Finished products                        $   816.5         858.6
          Raw materials and work in process          1,109.7       1,137.9
                                                   ---------       -------
                                                   $ 1,926.2       1,996.5
                                                   =========       =======

          Property, plant and equipment, net
          ----------------------------------
          Property, plant and equipment, at cost   $ 6,241.8       6,070.7
          Less accumulated depreciation              3,193.6       3,059.1
                                                   ---------       -------
                                                   $ 3,048.2       3,011.6
                                                   =========       =======

          Other assets, other
          -------------------
          Equity and other investments             $   241.5         187.9
          Retirement plans                             217.6         205.9
          Leveraged leases                             185.7         187.5
          Other                                        368.5         362.9
                                                   ---------       -------
                                                   $ 1,013.3         944.2
                                                   =========       =======

          Other liabilities
          -----------------
          Minority interest                        $   453.6         619.9
          Postretirement plans                         311.4         292.7
          Deferred taxes                               306.6         306.6
          Other                                        560.1         559.0
                                                   ---------       -------
                                                   $ 1,631.7       1,778.2
                                                   =========       =======

      EMERSON ELECTRIC CO. AND SUBSIDIARIES                           FORM 10-Q

      3. During the first quarter of 1999, the Company completed the acquisition of the Westinghouse Process Control Division (PCD) from CBS Corporation for approximately $257 million. PCD is a supplier of process controls for the power generation, water and wastewater treatment industries. In addition, in the first and second quarters, the Company paid $234 million to acquire the remaining ownership interest in Astec (BSR) Plc.

          During the second quarter of 1999, the Company announced that Caterpillar agreed to acquire the Company's joint venture interest in F.G. Wilson. The completion of this transaction should occur in the third quarter. In addition, the Company completed the acquisition of MagneTek's alternator operations during the third quarter of 1999.

          Subsequent to quarter end, the Company entered into an agreement to acquire Daniel Industries, Inc. through a cash tender offer of approximately $460 million. The transaction is subject to regulatory and other customary conditions. Daniel is a provider of measurement and control products and services for the oil and gas industry.

      4. In the quarter ended December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement requires the reporting of changes in stockholders' equity that do not result from transactions with stockholders. As reflected in the financial statements, nonstockholder changes in equity for the three months ended March 31, 1999 and 1998, were $242.4 million and $268.4 million, comprised of net earnings of $325.9 million and $307.6 million and foreign currency translation adjustments of $(83.5) million and $(39.2) million, respectively. Nonstockholder changes in equity for the six months ended March 31, 1999 and 1998, were $614.1 million and $565.7 million, comprised of net earnings of $628.3 million and $589.9 million and foreign currency translation adjustments of $(14.2) million and $(24.2) million, respectively. The adoption of this statement had no impact on the Company's results of operations or financial condition.

      5. The weighted average number of common shares outstanding (in millions) was 434.3 and 440.8 for the three months ended March 31, 1999 and 1998, and 435.1 and 440.0 for the six months ended March 31, 1999 and 1998, respectively. The weighted average number of shares outstanding assuming dilution (in millions) was 438.5 and 446.2 for the three months ended March 31, 1999 and 1998, and 439.6 and 445.0 for the six months ended March 31, 1999 and 1998, respectively. Dilutive shares primarily relate to stock plans.

      EMERSON ELECTRIC CO. AND SUBSIDIARIES                           FORM 10-Q

      Items 2 and 3.  Management's Discussion and Analysis of Results of
                      Operations and Financial Condition.

      Results of Operations

      Sales, net earnings and earnings per share for the second quarter and first six months of fiscal 1999 were the highest for any quarter and first six-month period in the Company's history.

      Net sales were $3,588.7 million for the quarter ended March 31, 1999, up 6.1 percent over net sales of $3,382.4 million for the quarter ended March 31, 1998, and $7,015.4 million for the six months ended March 31, 1999, up 7.0 percent over net sales of $6,553.9 million for the same period a year ago. Sales growth in the United States has been modest after a strong performance last year. Europe has also softened relative to a solid 1998, and the remaining international regions have stabilized after a difficult 1998.

      In the Commercial and Industrial segment, sales in the electronics business increased significantly due to the contributions of Advanced Power Systems and Hiross, recent acquisitions that expand Emerson's position in the telecommunications equipment market. Despite softness associated with recent low oil prices, the process business experienced a strong increase in sales compared with the 1998 period, driven by the Westinghouse Process Control acquisition. The industrial motors and drives business experienced a modest sales decrease driven by weak capital goods markets worldwide. The industrial components and equipment business reported a slight increase in sales over a solid performance last year due to recent acquisitions that broadened product offerings.

      In the Appliance and Construction-Related segment, the heating, ventilating and air conditioning business continued to achieve very strong sales growth, driven by demand for residential and light commercial air conditioning products in the United States and China. Sales of the underlying tools business increased, benefiting from strong demand for the ClosetMaid (TM) line of home storage products and increased demand for In-Sink-Erator (TM) waste disposers. The fractional motors and appliance components business reported a modest increase in sales after a very strong 1998, driven by recent acquisitions and higher demand in the United States.

      Cost of sales for the second quarter was $2,309.8 million or 64.4 percent of sales, compared with $2,159.7 million, or 63.9 percent of sales, for the second quarter of 1998. Cost of sales for the six months ended March 31, 1999, was $4,521.4 million or 64.5 percent of sales, compared to $4,189.5 million or 63.9 percent of sales for the same period a year ago. Selling, general and administrative expenses for the three months ended March 31, 1999, were $698.7 million, or 19.4 percent of sales, compared to $673.3 million, or 19.9 percent of sales for the same period a year ago. For the first six months of 1999, selling, general and administrative expenses were $1,390.1 million or 19.8 percent of sales, compared to $1,319.7 million or 20.2 percent of sales for the same period in 1998. Solid underlying profit improvement and rapid integration of several lower-margin acquisitions enabled the Company to maintain profit margins in line with 1998 results.

      EMERSON ELECTRIC CO. AND SUBSIDIARIES                           FORM 10-Q

      Financial Condition

      A comparison of key elements of the Company's financial condition at the end of the second quarter as compared to the end of the prior fiscal year follows:

                                       March 31,      September 30,
                                         1999             1998
                                       --------         --------
      Working capital (in millions)    $  799.5         $  979.6
      Current ratio                    1.2 to 1         1.2 to 1
      Total debt to total capital         35.9%            30.8%
      Net debt to net capital             33.7%            29.0%

      The Company's interest coverage ratio (earnings before income taxes and interest expense, divided by interest expense) was 11.9 times for the six months ended March 31, 1999, compared to 13.2 times for the same period one year earlier. The decrease in the interest coverage ratio reflects higher average borrowings resulting from share repurchases and acquisitions, partially offset by earnings growth. In the second quarter of fiscal 1999, the Company issued $250 million of 5.85%, 10-year notes and $250 million of 5.125%, 1-year notes. The notes were simultaneously swapped to floating U.S. commercial paper rates.

      Cash and equivalents increased by $95.9 million during the six months ended March 31, 1999. Cash flow provided by operating activities of $646.3 million and a net increase in borrowings of $781.3 million were used primarily to fund purchases of businesses of $536.5 million, pay dividends of $284.1 million, fund capital expenditures of $267.0 million, and fund net purchases of treasury stock of $216.6 million.

      The Company is in a strong financial position, continues to generate strong operating cash flows, and has the resources available for reinvestment in existing businesses, strategic acquisitions and managing the capital structure on a short- and long-term basis.

      Year 2000 readiness was discussed in the Company's 1998 Annual Report on Form 10-K under the caption "Year 2000 Readiness." Subsequently, the Company has completed the assessment phase. Remediation and testing activities at the Company's divisions are at various stages, with more than 80 percent of critical systems completed. Substantially all computer applications and systems are expected to be Year 2000 compliant by June 30, 1999.

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

      EMERSON ELECTRIC CO. AND SUBSIDIARIES                           FORM 10-Q

                           PART II. OTHER INFORMATION

      Item 4.  Submission of Matters to a Vote of Security Holders.

      At the Annual Meeting of Stockholders on February 2, 1999, a matter described in the Notice of Annual Meeting of Stockholders dated December 15, 1998, was voted upon.

      The directors listed below were elected for terms ending in 2002 with voting for each as follows:

                DIRECTOR               FOR            WITHHELD
           -------------------     -----------       ----------
           D. C. Farrell           354,369,225       23,069,282
           J. A. Frates            354,328,065       23,110,442
           C. F. Knight            354,562,745       22,875,762
           R. B. Loynd             354,178,492       23,260,015
           R. W. Staley            354,627,934       22,810,573

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

          10(j) Fifth Amendment to the Supplemental Executive Savings Investment Plan, filed herewith.

          12     Computation of Ratio of Earnings to Fixed Charges

          27     Financial Data Schedule

      (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended March 31, 1999.

      EMERSON ELECTRIC CO. AND SUBSIDIARIES                           FORM 10-Q

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    EMERSON ELECTRIC CO.


      Date: May 14, 1999         By /s/ Walter J. Galvin
                                    -----------------------
                                    Walter J. Galvin
                                    Senior Vice President - Finance
                                    and Chief Financial Officer

                                    (on behalf of the registrant and
                                    as Chief Financial Officer)