Form 10-Q
period 1999-06-30
EMERSON ELECTRIC CO
filed 1999-08-13
CIK 32604

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                            ______________________

                                   FORM 10-Q



    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 1999

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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )



      Common stock outstanding at June 30, 1999:  434,511,916 shares.

                         PART I.  FINANCIAL INFORMATION               FORM 10-Q
                         Item 1.  Financial Statements.

                    EMERSON ELECTRIC CO. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS
           THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 1999 AND 1998
           (Dollars in millions except per share amounts; unaudited)

                                         Three Months           Nine Months
                                     --------------------   -------------------
                                        1999       1998       1999       1998
                                     ---------   --------   --------   --------

   Net sales                         $ 3,634.0    3,465.2   10,649.4   10,019.1
                                     ---------   --------   --------   --------
   Costs and expenses:
     Cost of sales                     2,340.0    2,211.1    6,861.4    6,400.6
     Selling, general and
       administrative expenses           695.5      684.8    2,085.6    2,004.5
     Interest expense                     48.9       37.3      138.6      112.8
     Other deductions, net                15.4       24.5       52.9       72.0
                                     ---------   --------   --------   --------
       Total costs and expenses        3,099.8    2,957.7    9,138.5    8,589.9
                                     ---------   --------   --------   --------
   Income before income taxes            534.2      507.5    1,510.9    1,429.2

   Income taxes                          189.1      182.7      537.5      514.5
                                     ---------   --------   --------   --------
   Net earnings                      $   345.1      324.8      973.4      914.7
                                     =========   ========   ========   ========

   Basic earnings per common share   $     .80        .74       2.24       2.08
                                     =========   ========   ========   ========

   Diluted earnings per common share $     .79        .73       2.22       2.06
                                     =========   ========   ========   ========

   Cash dividends per common share   $    .325       .295       .975       .885
                                     =========   ========   ========   ========


















   See accompanying notes to consolidated financial statements.

                       EMERSON ELECTRIC CO. AND SUBSIDIARIES          FORM 10-Q
                            CONSOLIDATED BALANCE SHEETS
             (Dollars in millions except per share amounts; unaudited)

                                                        June 30,  September 30,
                ASSETS                                    1999        1998
                ------                                 ---------    --------
   CURRENT ASSETS
     Cash and equivalents                              $   332.8       209.7
     Receivables, less allowances of $55.7 and $54.6     2,563.1     2,416.1
     Inventories                                         1,887.4     1,996.5
     Other current assets                                  377.9       379.0
                                                       ---------    --------
       Total current assets                              5,161.2     5,001.3
                                                       ---------    --------
   PROPERTY, PLANT AND EQUIPMENT, NET                    3,068.5     3,011.6
                                                       ---------    --------
   OTHER ASSETS
     Excess of cost over net assets of purchased
       businesses                                        4,174.7     3,702.7
     Other                                               1,129.6       944.2
                                                       ---------    --------
       Total other assets                                5,304.3     4,646.9
                                                       ---------    --------
                                                       $13,534.0    12,659.8
                                                       =========    ========
                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------
   CURRENT LIABILITIES
     Short-term borrowings and current maturities
       of long-term debt                               $ 2,301.1     1,524.4
     Accounts payable                                      836.6     1,036.7
     Accrued expenses                                    1,308.4     1,252.7
     Income taxes                                          195.1       207.9
                                                       ---------    --------
       Total current liabilities                         4,641.2     4,021.7
                                                       ---------    --------
   LONG-TERM DEBT                                        1,333.7     1,056.6
                                                       ---------    --------
   OTHER LIABILITIES                                     1,510.2     1,778.2
                                                       ---------    --------
   STOCKHOLDERS' EQUITY
     Preferred stock of $2.50 par value per share.
       Authorized 5,400,000 shares; issued - none             --          --
     Common stock of $.50 par value per share.
       Authorized 1,200,000,000 shares; issued
       476,677,006 shares                                  238.3       238.3
     Additional paid in capital                             24.3        27.9
     Retained earnings                                   7,604.6     7,056.5
     Cumulative translation adjustments                   (299.2)     (236.2)
     Cost of common stock in treasury, 42,165,090
       shares and 38,452,823 shares                     (1,519.1)   (1,283.2)
                                                       ---------    --------
       Total stockholders' equity                        6,048.9     5,803.3
                                                       ---------    --------
                                                       $13,534.0    12,659.8
                                                       =========    ========
   See accompanying notes to consolidated financial statements.

                  EMERSON ELECTRIC CO. AND SUBSIDIARIES              FORM 10-Q
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED JUNE 30, 1999 AND 1998
                    (Dollars in millions; unaudited)
                                                               1999     1998
OPERATING ACTIVITIES                                         -------- --------
  Net earnings                                               $  973.4    914.7
  Adjustments to reconcile net earnings to net cash
     provided by operating activities:
       Depreciation and amortization                            481.2    427.6
       Changes in operating working capital                    (232.1)  (339.9)
       Other                                                   (103.8)    13.0
                                                             -------- --------
         Net cash provided by operating activities            1,118.7  1,015.4
                                                             -------- --------
INVESTING ACTIVITIES
  Capital expenditures                                         (409.0)  (408.1)
  Purchases of businesses, net of cash and
    equivalents acquired                                     (1,123.8)  (209.4)
  Divestiture of business interests and other, net              127.5     32.8
                                                             -------- --------
         Net cash used in investing activities               (1,405.3)  (584.7)
                                                             -------- --------
FINANCING ACTIVITIES
  Net increase in short-term borrowings                         859.1    669.4
  Proceeds from long-term debt                                  472.0      1.5
  Principal payments on long-term debt                         (222.4)  (129.0)
  Dividends paid                                               (425.3)  (391.3)
  Net purchases of treasury stock                              (279.7)  (377.4)
                                                             -------- --------
         Net cash provided by (used in) financing activities    403.7   (226.8)
                                                             -------- --------
Effect of exchange rate changes on cash and equivalents           6.0    (11.3)
                                                             -------- --------
INCREASE IN CASH AND EQUIVALENTS                                123.1    192.6

Beginning cash and equivalents                                  209.7    221.1
                                                             -------- --------
ENDING CASH AND EQUIVALENTS                                  $  332.8    413.7
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

      2.  Other Financial Information
          (Dollars in millions; unaudited)
                                                    June 30,     September 30,
                                                      1999           1998
          Inventories                              ---------       -------
          -----------
          Finished products                        $   854.6         858.6
          Raw materials and work in process          1,032.8       1,137.9
                                                   ---------       -------
                                                   $ 1,887.4       1,996.5
                                                   =========       =======

          Property, plant and equipment, net
          ----------------------------------
          Property, plant and equipment, at cost   $ 6,293.9       6,070.7
          Less accumulated depreciation              3,225.4       3,059.1
                                                   ---------       -------
                                                   $ 3,068.5       3,011.6
                                                   =========       =======

          Other assets, other
          -------------------
          Equity and other investments             $   253.9         187.9
          Retirement plans                             291.9         205.9
          Leveraged leases                             186.0         187.5
          Other                                        397.8         362.9
                                                   ---------       -------
                                                   $ 1,129.6         944.2
                                                   =========       =======

          Other liabilities
          -----------------
          Minority interest                        $   292.5         619.9
          Postretirement plans                         315.3         292.7
          Deferred taxes                               328.5         306.6
          Other                                        573.9         559.0
                                                   ---------       -------
                                                   $ 1,510.2       1,778.2
                                                   =========       =======

      EMERSON ELECTRIC CO. AND SUBSIDIARIES                           FORM 10-Q

      3. During the first quarter of 1999, the Company completed the acquisition of the Westinghouse Process Control Division (WPC) from CBS Corporation for approximately $257 million. WPC is a supplier of process controls for the power generation, water and wastewater treatment industries. In addition, in the first and second quarters, the Company paid $234 million to acquire the remaining ownership interest in Astec (BSR) Plc.

          During the third quarter of 1999, the Company received $200 million from the disposition of its interest in F.G. Wilson, resulting in a pre-tax gain of $52 million ($23 million net of income taxes). The Company also incurred costs for the rationalization of other operations that substantially offset this gain during the quarter. In addition, the Company will receive a percentage of future F.G. Wilson revenue and expects a maximum of $115 million through 2002. F.G. Wilson had sales in excess of $400 million in fiscal 1998.

          Also in the third quarter, the Company acquired Daniel Industries, Inc. through a cash tender offer of approximately $460 million. Daniel is a provider of measurement and control products and services for the oil and gas industry. In addition, the Company completed the acquisitions of MagneTek's alternator operations; Caterpillar's Kato Engineering, a generator business; and several smaller acquisitions during the quarter. Annual sales of all acquisitions completed in 1999 total approximately $650 million.

      4. In the quarter ended December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement requires the reporting of changes in stockholders' equity that do not result from transactions with stockholders. As reflected in the financial statements, nonstockholder changes in equity for the three months ended June 30, 1999 and 1998, were $296.3 million and $330.9 million, comprised of net earnings of $345.1 million and $324.8 million and foreign currency translation adjustments of $(48.8) million and $6.1 million, respectively. Nonstockholder changes in equity for the nine months ended June 30, 1999 and 1998, were $910.4 million and $896.6 million, comprised of net earnings of $973.4 million and $914.7 million and foreign currency translation adjustments of $(63.0) million and $(18.1) million, respectively. The adoption of this statement had no impact on the Company's results of operations or financial condition.

      5. The weighted average number of common shares outstanding (in millions) was 432.7 and 439.4 for the three months ended June 30, 1999 and 1998, and 434.3 and 439.8 for the nine months ended June 30, 1999 and 1998, respectively. The weighted average number of shares outstanding assuming dilution (in millions) was 437.5 and 444.5 for the three months ended June 30, 1999 and 1998, and 438.9 and 444.8 for the nine months ended June 30, 1999 and 1998, respectively. Dilutive shares primarily relate to stock plans.

      EMERSON ELECTRIC CO. AND SUBSIDIARIES                           FORM 10-Q

      Items 2 and 3.  Management's Discussion and Analysis of Results of
                      Operations and Financial Condition.

      Results of Operations

      Sales, net earnings and earnings per share for the third quarter and first nine months of fiscal 1999 were the highest for any quarter and first nine-month period in the Company's history.

      Net sales were $3,634.0 million for the quarter ended June 30, 1999, up 4.9 percent over net sales of $3,465.2 million for the quarter ended June 30, 1998, and $10,649.4 million for the nine months ended June 30, 1999, up 6.3 percent over net sales of $10,019.1 million for the same period a year ago. The third quarter results reflect modest domestic growth, weak international demand, and the contribution of acquisitions.

      In the Commercial and Industrial segment, sales in the electronics business increased significantly due to strong underlying sales at the Liebert and Astec divisions and the contributions of Advanced
      Power Systems and Hiross. The rapid buildup of telecom and Internet-related infrastructure is driving this strength. Despite softness associated with certain end markets, the process business experienced a modest increase in sales due to the Westinghouse Process Control acquisition and strong demand for Fisher-Rosemount's PlantWeb (R) brand products and systems. The industrial motors and drives business experienced a modest sales decrease, driven by continued softness in the global industrial automation market. The industrial components and equipment business reported a modest increase in sales over 1998, driven by recent acquisitions.

      In the Appliance and Construction-Related segment, the heating, ventilating and air conditioning business achieved solid sales growth over 1998, aided by warm weather across the United States. Demand for scroll light commercial air conditioning products has been a key contributor to this growth. Sales of the underlying tools business increased, as the Company continues to strengthen its relationships with the fast-growing home center chains. New products and new store growth are producing dramatic sales increases in this channel. The tools business is also benefiting from solid demand for In-Sink-Erator (R) brand waste disposers, ClosetMaid (TM) brand storage products and RIDGID (R) brand tools. After a strong 1998 including acquisitions, the fractional motors and appliance components business reported increased underlying sales, driven by strength in the U.S. appliance and HVAC markets.

      Cost of sales for the third quarter was $2,340.0 million or 64.4 percent of sales, compared with $2,211.1 million, or 63.8 percent of sales, for the third quarter of 1998. Cost of sales for the nine months ended June 30, 1999, was $6,861.4 million or 64.4 percent of sales, compared to $6,400.6 million or 63.9 percent of sales for the same period a year ago. Selling, general and administrative expenses for the three months ended June 30, 1999, were $695.5 million, or 19.1 percent of sales, compared to $684.8 million, or 19.8 percent of sales for the same period a year ago. For the first nine months of 1999, selling, general and administrative expenses were $2,085.6 million or 19.6 percent of sales,

      EMERSON ELECTRIC CO. AND SUBSIDIARIES                           FORM 10-Q


      compared to $2,004.5 million or 20.0 percent of sales for the same period in 1998. Solid underlying profit improvement enabled the Company to increase profit margins over strong 1998 results.

      Financial Condition

      A comparison of key elements of the Company's financial condition at the end of the third quarter as compared to the end of the prior fiscal year follows:
                                       June 30,       September 30,
                                         1999             1998
                                       --------         --------
      Working capital (in millions)    $  520.0         $  979.6
      Current ratio                    1.1 to 1         1.2 to 1
      Total debt to total capital         37.5%            30.8%
      Net debt to net capital             35.3%            29.0%

      The Company's interest coverage ratio (earnings before income taxes and interest expense, divided by interest expense) was 11.9 times for the nine months ended June 30, 1999, compared to 13.7 times for the same period one year earlier. The decrease in the interest coverage ratio reflects higher average borrowings resulting from acquisitions and share repurchases, partially offset by earnings growth. In the second quarter of fiscal 1999, the Company issued $250 million of 5.85%, 10-year notes and $250 million of 5.125%, 1-year notes. The notes were simultaneously swapped to floating U.S. commercial paper rates.

      During the third quarter, the Company and its subsidiaries increased lines of credit to $2.375 billion in support of the commercial paper program. There have been no borrowings against these lines of credit. In the fourth quarter, the Company increased its shelf registration with the Securities and Exchange Commission to permit the issuance of up to $2 billion of additional debt securities.

      Cash and equivalents increased by $123.1 million during the nine months ended June 30, 1999. Cash flow provided by operating activities of $1,118.7 million and a net increase in borrowings of $1,108.7 million were used primarily to fund purchases of businesses of $1,123.8 million, pay dividends of $425.3 million, fund capital expenditures of $409.0 million, and fund net purchases of treasury stock of $279.7 million.

      The Company is in a strong financial position, continues to generate strong operating cash flows, and has the resources available for reinvestment in existing businesses, strategic acquisitions and managing the capital structure on a short- and long-term basis.

      Year 2000 readiness was discussed in the Company's 1998 Annual Report on Form 10-K under the caption "Year 2000 Readiness." Nearly all phases of the Year 2000 plan have now been completed at the Company's divisions. Substantially all computer applications and systems are compliant, with the remaining remediation and testing expected to be completed by September 30, 1999. The Company continues to monitor the readiness of numerous third parties and is finalizing contingency plans.

      EMERSON ELECTRIC CO. AND SUBSIDIARIES                           FORM 10-Q


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

          27     Financial Data Schedule

      (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended June 30, 1999.




                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    EMERSON ELECTRIC CO.


      Date: August 13, 1999         By /s/ Walter J. Galvin
                                    -----------------------
                                    Walter J. Galvin
                                    Senior Vice President - Finance
                                    and Chief Financial Officer

                                    (on behalf of the registrant and
                                    as Chief Financial Officer)