Form 10-K
period 1999-09-30
EMERSON ELECTRIC CO
filed 1999-12-20
CIK 32604

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549
                               FORM 10-K

 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended September 30, 1999
                                 OR
 [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]









 Aggregate market value of the voting stock held by nonaffiliates of the registrant as of close of business on October 29, 1999: $25,776 million.

 Common stock outstanding at October 31, 1999: 432,429,882 shares.

                  Documents Incorporated by Reference

 1. Portions of Emerson Electric Co. 1999 Annual Report to Stockholders (Parts I and II).

 2. Portions of Emerson Electric Co. Notice of 2000 Annual Meeting of the Stockholders and Proxy Statement (Part III).

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

 The divisions of the Company are organized into the following business segments based on the nature of the products and services provided:
 Process Control; Industrial Automation; Electronics and Telecommunications; Heating, Ventilating and Air Conditioning; and Appliance and Tools.
 Sales, earnings before interest and income taxes, and total assets attributable to each segment for the three years ended September 30, 1999, are set forth in Note 12 of Notes to Consolidated Financial Statements on page 45 of the 1999 Annual Report, which note is hereby incorporated by reference. Information with respect to acquisition and divestiture activities by Emerson is set forth in Note 2 of Notes to Consolidated Financial Statements on page 39 of the 1999 Annual Report, which note is hereby incorporated by reference.

 PROCESS CONTROL
 ---------------

 The Process Control segment provides a broad offering of instrumentation, valves and control systems for measurement and control of fluid flow, and integrated solutions for process and industrial applications. Products include various types of meters such as rotameters, positive displacement meters, magnetic flow meters, turbine meters, direct mass flow meters and instruments to measure water quality. Other products include solid state telemetering equipment, various types of pressure and vacuum relief valves, distributed control systems and personal computer-based software used for industrial automation applications. In addition, Emerson manufactures and sells temperature sensors, pressure sensors and transmitters used to measure and/or control temperature, pressure, level and rate and amount of flow. Also produced are process gas chromatographs, in-situ oxygen analyzers, infrared gas and process fluid analyzers, combustion analyzers and systems, and other analyzers which measure pH and conductivity. The Company also manufactures and sells sliding stem valves, rotary valves, plastic-lined plug valves, butterfly valves, pressure regulators, and related actuators and controllers. In addition, Emerson provides repair services for many of these products, as well as engineered solutions and consulting services. Brand names of this segment include Bettis, Brooks, Daniel, El-o-matic, Fisher, Fisher-Rosemount Systems, Intellution, Micro Motion, Rosemount, Westinghouse Process Control and Xomox. Products and services of this segment are provided to industrial end-users for process and industrial applications and solutions.

 INDUSTRIAL AUTOMATION
 ---------------------

 The Industrial Automation segment provides industrial motors, drives, controls and equipment for industrial automation markets. Emerson's products for industrial automation include certain kinds of integral horsepower motors, gear drives, pump motors, alternators, and electronic variable speed drives. Emerson manufactures and sells components for the transmission and regulation of mechanical power, such as certain kinds of chains, sprockets, sheaves, gears, bearings, couplings and speed reducers, and a line of cam-operated index drives, programmable motion controllers and automation accessories. These products are used primarily in industrial and commercial applications requiring the transmission of mechanical motion or drive systems of various types. Emerson also manufactures a line of multi-purpose pressure and solenoid valves, and pressure, vacuum and temperature switches widely used in the automation of equipment and industrial processes. Emerson also manufactures electronic measurement, data acquisition and condition monitoring equipment for use in industrial processing. In addition, Emerson produces vibratory separating equipment used primarily in the chemical, mining, pharmaceutical, food processing, pulp and paper, ceramic and metal-working industries. Emerson also produces a variety of industrial and commercial ultrasonic products for applications such as cleaning, sealing, welding and flaw detection. Other products include material preparation and microstructure analysis equipment. Emerson also manufactures electric circulation heaters, fluid heat transfer systems and component heating elements. Emerson manufactures a broad line of components for current- and noncurrent- carrying electrical distribution devices such as panelboards, receptacles, fittings, cable handling reels and lighting products for use in hazardous and nonhazardous environments. Brand names of this segment include Appleton, ASCO, Branson, Browning, Buehler, CAMCO, Chromalox, Control Techniques, CSI, Joucomatic, Krautkramer, Leroy Somer, McGill, MORSE, O-Z/Gedney, Sweco and USEM. Products of this segment are sold to industrial distributors, original equipment manufacturers and end-users for automation applications.

 ELECTRONICS AND TELECOMMUNICATIONS
 ----------------------------------

 The Electronics and Telecommunications segment provides power supplies and power distribution, protection and conversion equipment for computer, industrial and telecommunications markets. Emerson produces and services electronic uninterruptible and primary power supplies, power conditioning, conversion and distribution equipment, modular power systems, environmental control systems and electronic components used in communications and information processing applications. Emerson also provides electrical testing services and manufactures a line of automatic transfer switches, remote control switches and electric power and pump control systems for auxiliary power applications. Brand names of this segment include ASCO Switch, Astec, HIROSS, Liebert and Liebert Global Services. Products and services of this segment are provided to distributors and end-users for computer, industrial and telecommunications applications.

 HEATING, VENTILATING AND AIR CONDITIONING
 -----------------------------------------

 The Heating, Ventilating and Air Conditioning segment provides a variety of components and systems for refrigeration and comfort control markets. Emerson manufactures and sells hermetic and semi-hermetic, reciprocating and scroll compressors for refrigeration and air conditioning applications. The Company also produces terminals for hermetically sealed compressors, automatic devices, monitoring equipment and pumps for gas and electric heating systems, refrigeration and air conditioning equipment. Brand names of this segment include Alco Controls, Copeland, Fusite, Therm-O-Disc and White-Rodgers. Products of this segment are sold to distributors and original equipment manufacturers for inclusion in end products and systems (ultimately sold through commercial and residential building construction channels).

 APPLIANCE AND TOOLS
 -------------------

 The Appliance and Tools segment provides motors, controls and other components for appliances, refrigeration and comfort control applications, as well as disposers, tools and storage products. Emerson manufactures and sells hermetic motors for hermetically sealed compressors, and fractional and sub-fractional horsepower motors for selected appliance, office equipment, ventilating equipment, pump, heater and other motor-driven machine applications. Emerson also manufactures and sells a variety of electric heating elements and electrostatic air cleaners. Emerson manufactures and sells a line of electrical products primarily for the residential markets, including electric waste disposers, hot water dispensers, ventilating equipment and exhaust fans. Emerson is a producer of selected professional and hardware tools and accessories, and service equipment, including certain kinds of wrenches, thread cutters, pipe cutters, reamers, vises, pipe and bolt threading machines and sewer and drain cleaning equipment. Emerson also manufactures power tool accessories such as drill, router and screwdriver bits, and saw blades. The principal markets for these professional tools and service equipment include plumbing, heating and air conditioning contractors, construction and maintenance companies, petroleum and gas producers, refiners and processors, and farm and home consumers. Emerson produces free-standing and wall-mounted ventilated shelving and specialty storage products. Also produced by Emerson for marketing by major retailers are shop vacuum cleaners, a line of bench power tools for home workshop use and a line of hand tools including adjustable wrenches, screwdrivers, pliers and chisels. Brand names of this segment include Chromalox, ClosetMaid, Digital Appliance Controls, Emerson, Gilmour, In-Sink-Erator, Mallory, METRO, RIDGID and Vermont American. Products of this segment are sold to distributors and original equipment manufacturers for inclusion in appliances, heating, ventilating, air conditioning and refrigeration equipment and to distributors and retailers for sale to consumers and the professional trades.

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

 BACKLOG
 -------

 The estimated consolidated order backlog of the Company was $2,160 million and $2,084 million at September 30, 1999 and 1998, respectively. Nearly all of the September 30, 1999 consolidated backlog amount is expected to be shipped within one year. The estimated backlog by business segment at September 30, 1999 and 1998, follows (dollars in millions):

                                                 1999          1998
                                               -------       -------
     Process Control                           $   567           449
     Industrial Automation                         461           563
     Electronics and Telecommunications            412           349
     Heating, Ventilating and Air Conditioning     333           382
     Appliance and Tools                           387           341
                                               -------       -------
          Consolidated Order Backlog           $ 2,160         2,084
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

 RESEARCH AND DEVELOPMENT
 ------------------------

 Costs associated with Company-sponsored research, new product development and product improvement were $510.3 million in 1999, $491.3 million in 1998 and $445.1 million in 1997.

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

 EMPLOYEES
 ---------

 Emerson and its subsidiaries had an average of approximately 116,900 employees during 1999. Management believes that the Company's employee relations are favorable. Some of the Company's employees are represented under collective bargaining agreements, but none of these is considered significant.

 DOMESTIC AND FOREIGN OPERATIONS
 -------------------------------

 International sales were $5,713 million in 1999, $5,345 million in 1998 and $5,208 million in 1997, including U.S. exports of $960 million, $968 million and $1,054 million in 1999, 1998 and 1997, respectively. Although there are additional risks attendant to foreign operations, such as nationalization of facilities, currency fluctuations and restrictions on the movement of funds, Emerson's financial position has not been materially affected thereby to date. See Note 12 of Notes to Consolidated Financial Statements on page 45 of the 1999 Annual Report for further information with respect to foreign operations.

 Item 2.  Properties
 -------------------

 At September 30, 1999, Emerson had approximately 380 manufacturing locations worldwide, of which approximately 200 were located outside the United States, primarily in Europe and to a lesser extent in Asia-Pacific, Canada and Latin America. The approximate number of manufacturing locations by business segment are: Process Control, 90; Industrial Automation, 120; Electronics and Telecommunications, 40; Heating, Ventilating and Air Conditioning, 60; and Appliance and Tools, 70. The majority of the locations are owned, with the remainder occupied under operating or capital leases. The Company considers its facilities suitable and adequate for the purposes for which they are used.

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

 Item 4.  Submission of Matters to a Vote of Security Holders
 ------------------------------------------------------------

 There were no matters submitted to a vote of security holders during the quarter ended September 30, 1999.

             -------------------------------------------

 Executive Officers of the Registrant

 The following sets forth certain information as of December 1999 with respect to Emerson's executive officers. These officers have been elected or appointed to terms which will expire February 1, 2000:
                                                                      First
                                                                    Served as
        Name                 Position                         Age    Officer
        ----                 --------                         ---   ----------
     C. F. Knight*     Chairman of the Board
                       and Chief Executive Officer             63      1972


     G. W. Tamke*      Vice Chairman and
                       Co-Chief Executive Officer              52      1989


     J. G. Berges*     President                               52      1989


     D. N. Farr        Senior Executive Vice President
                       and Chief Operating Officer             44      1985


     W. J. Galvin      Senior Vice President-Finance
                       and Chief Financial Officer             53      1984


     A. E. Suter*      Chief Administrative Officer            64      1979


     R. W. Staley*     Chairman-Emerson Electric Asia-Pacific  64      1975


     W. W. Withers     Senior Vice President, Secretary
                       and General Counsel                     59      1989

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

                                PART II

 Item 5.  Market for Registrant's Common Equity and Related Stockholder
 ----------------------------------------------------------------------
          Matters
          -------

 The information regarding the market for the Company's common stock, quarterly market price ranges and dividend payments set forth in Note 14 of Notes to Consolidated Financial Statements on page 46 of the 1999 Annual Report is hereby incorporated by reference. There were approximately 36,300 stockholders at September 30, 1999.


 Item 6.  Selected Financial Data
 --------------------------------

 Years ended September 30
 (Dollars in millions except per share amounts)

                             1999      1998      1997      1996      1995
                            ------    ------    ------    ------    ------

      Net sales         $ 14,269.5  13,447.2  12,298.6  11,149.9  10,012.9

      Net earnings      $  1,313.6   1,228.6   1,121.9   1,018.5     907.7

      Basic earnings
       per common share $     3.03      2.80      2.52      2.27      2.03

      Diluted earnings
       per common share $     3.00      2.77      2.50      2.25      2.01

      Cash dividends
       per common share $     1.30      1.18      1.08       .98       .89

      Long-term debt    $  1,317.1   1,056.6     570.7     772.6     208.6

      Total assets      $ 13,623.5  12,659.8  11,463.3  10,481.0   9,399.0

 Income before cumulative effect of change in accounting for postemployment benefits ($21.3 million, $.05 per share) was $929.0 million in 1995.
 Net earnings in 1995 include non-recurring items which were substantially offset by the accounting change.

 See Note 2 of Notes to Consolidated Financial Statements on page 39 of the 1999 Annual Report for information regarding the Company's acquisition and divestiture activities.

 Item 7.  Management's Discussion and Analysis of Financial Condition
 --------------------------------------------------------------------
          and Results of Operations
          -------------------------

 Narrative discussion appearing under "Results of Operations" and "Financial Position, Capital Resources and Liquidity" on pages 28 through 32, and the "Safe Harbor Statement" on page 52 of the 1999 Annual Report are hereby incorporated by reference.

 On December 14, 1999, the Company announced that it had reached a definitive agreement to acquire Jordan Telecommunication Products, Inc., a global provider of fiber optic conduit systems, CATV components, power protection systems, cellular site structures, custom cables and connectors for wireline, wireless and data communications equipment. Under the terms of the transaction, Emerson will pay approximately $440 million in cash and assume approximately $540 million in debt and other liabilities. The transaction is subject to regulatory approval and other customary conditions.

 Item 7A.  Quantitative and Qualitative Disclosures about Market Risk
 ---------------------------------------------------------------------

 Narrative discussion appearing under "Financial Instruments" on page 32 of the 1999 Annual Report is hereby incorporated by reference.


 Item 8.  Financial Statements and Supplementary Data
 ----------------------------------------------------

 The consolidated financial statements of the Company and its subsidiaries on pages 33 through 46 and the report thereon of KPMG LLP appearing on page 47 of the 1999 Annual Report are hereby incorporated by reference.

 Item 9.  Changes in and Disagreements with Accountants on Accounting
 --------------------------------------------------------------------
          and Financial Disclosure
          ------------------------

 None.

                               PART III

 Item 10.  Directors and Executive Officers of the Registrant
 ------------------------------------------------------------

 Information regarding nominees and directors appearing under "Nominees and Continuing Directors" in the Emerson Electric Co. Notice of Annual Meeting of the Stockholders and Proxy Statement for the February 2000 annual stockholders' meeting (the "2000 Proxy Statement") is hereby incorporated by reference. Information regarding executive officers is set forth in
 Part I of this report. Information appearing under "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2000 Proxy Statement is hereby incorporated by reference.

 Item 11.  Executive Compensation
 --------------------------------

 Information appearing under "Director Compensation" and "Executive Compensation" in the 2000 Proxy Statement is hereby incorporated by reference.

 Item 12.  Security Ownership of Certain Beneficial Owners and
 -------------------------------------------------------------
           Management
           ----------

 The information regarding beneficial ownership of shares by nominees and continuing directors and by all directors and executive officers as a group appearing under "Nominees and Continuing Directors" in the 2000 Proxy Statement is hereby incorporated by reference.

 Item 13.  Certain Relationships and Related Transactions
 --------------------------------------------------------

 Information appearing under "Certain Business Relationships" in the 2000 Proxy Statement is hereby incorporated by reference.

                                PART IV

 Item 14.  Exhibits, Financial Statement Schedules, and Reports on
 -----------------------------------------------------------------
           Form 8-K
           ---------

 A)   Documents filed as a part of this report:

     1. The consolidated financial statements of the Company and its subsidiaries on pages 33 through 46 and the report thereon of KPMG LLP appearing on page 47 of the 1999 Annual Report.

     2.   Financial Statement Schedules

          All schedules are omitted because they are not required, not applicable or the information is given in the financial statements or notes thereto contained in the 1999 Annual Report.

 3. Exhibits (Listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

     3(a) Restated Articles of Incorporation of Emerson Electric Co., incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended
             March 31, 1997, Exhibit 3(a); Termination of
             Designated Shares of Stock and Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock, incorporated by reference to Emerson Electric Co. 1998 Form 10-K,
             Exhibit 3(a).

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

     4(b)    Indenture dated as of December 10, 1998, between
             Emerson Electric Co. and The Bank of New York,
             Trustee, incorporated by reference to Emerson Electric Co. 1998 Form 10-K, Exhibit 4(b).

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

     10(a)* Employment Agreement made as of October 1, 1975, as amended January 9, 1987, and as further amended October 22, 1997, between Emerson Electric Co. and
             C. F. Knight, incorporated by reference to Emerson Electric Co. 1997 Form 10-K, Exhibit 10(c).

     10(b)* 1986 Stock Option Plan, as amended, incorporated by reference to Emerson Electric Co. 1992 Form 10-K,
             Exhibit 10(e) and Form 10-Q for the quarter ended
             December 31, 1992, Exhibit 10(b).

     10(c)* 1991 Stock Option Plan, as amended and restated effective October 1, 1997, incorporated by reference to Emerson Electric Co. 1997 Form 10-K, Exhibit 10(e).

     10(d)* 1988 Incentive Shares plan, incorporated by reference to Emerson Electric Co. 1988 Proxy Statement dated December 18, 1987, Exhibit A, and Form 10-Q for the quarter ended December 31, 1992, Exhibits 10(d) and 10(e), and Amendments No. 3 and No. 4 thereto, incorporated by reference to Emerson Electric Co. 1993 Form 10-K, Exhibit 10(g).

     10(e)*  Third Amendment to the Emerson Electric Co. 1993
             Incentive Shares Plan, as restated, incorporated by reference to Emerson Electric Co. 1996 Form 10-K,
             Exhibit 10(g).

     10(f)*  Emerson Electric Co. Directors' Continuing
             Compensation Plan, incorporated by reference to Emerson Electric Co. 1987 Form 10-K, Exhibit 10(g), and Amendment incorporated by reference to Emerson
             Electric Co. 1996 Form 10-K, Exhibit 10(i).

     10(g)* Deferred Compensation Plan for Non-Employee Directors, as amended, incorporated by reference to Emerson
             Electric. Co. 1994 Form 10-K, Exhibit 10(k).

     10(h)* First Amendment to the Emerson Electric Co. Supplemental Executive Retirement Plan, filed herewith.

     10(i)*  Fifth Amendment to the Supplemental Executive
             Savings Investment Plan, incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended March 31, 1999, Exhibit 10(j).

     10(j)* Annual Incentive Plan incorporated by reference to Emerson Electric Co. 1995 Proxy Statement dated
             December 14, 1994, Appendix A.

     10(k)* 1997 Incentive Shares Plan, incorporated by reference to Emerson Electric Co. 1997 Proxy Statement dated
             December 6, 1996, Exhibit A.

     10(l)* 1998 Stock Option Plan, incorporated by reference to Emerson Electric Co. 1998 Proxy Statement dated December 12, 1997, Appendix A.

     12      Ratio of Earnings to Fixed Charges

     13      Portions of Emerson Electric Co. Annual Report to
             Stockholders for the year ended September 30, 1999, incorporated by reference herein.

     21      Subsidiaries of Emerson Electric Co.

     23      Independent Auditors' Consent.

     24      Power of Attorney.

     27      Financial Data Schedule.

     * Management contract or compensatory plan.

 B)  No reports on Form 8-K were filed during the quarter ended
     September 30, 1999.

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

 Date:  December 17, 1999

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 17, 1999, by the following persons on behalf of the registrant and in the capacities indicated.

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

Exhibit No.          Exhibit
-----------          -------

10(h) First Amendment to the Emerson Electric Co. Supplemental Executive Retirement Plan

12                   Ratio of Earnings to Fixed Charges

13 Portions of Annual Report to Stockholders for the year ended September 30, 1999, incorporated by reference herein

21                   Subsidiaries of Emerson Electric Co.

23                   Independent Auditors' Consent

24                   Power of Attorney

27                   Financial Data Schedule

See Item 14(A)(3) for a list of exhibits incorporated by reference.