Form 10-Q
period 1999-12-31
EMERSON ELECTRIC CO
filed 2000-02-14
CIK 32604

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                           ______________________

                                  FORM 10-Q



  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                 For the quarterly period ended December 31, 1999

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


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )



  Common stock outstanding at December 31, 1999:  431,069,512 shares.

                         PART I.  FINANCIAL INFORMATION               FORM 10-Q
                         Item 1.  Financial Statements.

                    EMERSON ELECTRIC CO. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS
                THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998
           (Dollars in millions except per share amounts; unaudited)

                                                        Three Months Ended
                                                            December 31,
                                                      ---------------------
                                                        1999         1998
                                                      --------     --------
  Net sales                                           $3,543.3      3,426.7
                                                      --------     --------
  Costs and expenses:
    Cost of sales                                      2,288.8      2,211.6
    Selling, general and administrative expenses         701.9        691.4
    Interest expense                                      52.0         44.9
    Other deductions, net                                  4.6          6.4
                                                      --------     --------
         Total costs and expenses                      3,047.3      2,954.3
                                                      --------     --------
  Income before income taxes                             496.0        472.4

  Income taxes                                           171.1        170.0
                                                      --------     --------
  Net earnings                                        $  324.9        302.4
                                                      ========     ========

  Basic earnings per common share                     $    .75          .69
                                                      ========     ========

  Diluted earnings per common share                   $    .75          .69
                                                      ========     ========

  Cash dividends per common share                     $  .3575         .325
                                                      ========     ========










  See accompanying notes to consolidated financial statements.

  _________________________________________________________________________


  NOTE: Diluted earnings per common share, excluding
         goodwill amortization                        $    .82          .75
                                                      ========     ========

                       EMERSON ELECTRIC CO. AND SUBSIDIARIES          FORM 10-Q
                            CONSOLIDATED BALANCE SHEETS
             (Dollars in millions except per share amounts; unaudited)

                                                    December 31, September 30,
               ASSETS                                   1999          1999
               ------                                ---------      --------
 CURRENT ASSETS
   Cash and equivalents                              $   339.5         266.1
   Receivables, less allowances of $60.7 and $60.5     2,487.6       2,516.3
   Inventories                                         1,953.1       1,921.1
   Other current assets                                  421.6         420.9
                                                     ---------      --------
     Total current assets                              5,201.8       5,124.4
                                                     ---------      --------
 PROPERTY, PLANT AND EQUIPMENT, NET                    3,142.8       3,154.4
                                                     ---------      --------
 OTHER ASSETS
   Goodwill                                            4,208.3       4,263.0
   Other                                               1,076.3       1,081.7
                                                     ---------      --------
     Total other assets                                5,284.6       5,344.7
                                                     ---------      --------
                                                     $13,629.2      13,623.5
                                                     =========      ========
               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------
 CURRENT LIABILITIES
   Short-term borrowings and current maturities
     of long-term debt                               $ 2,065.3       1,953.7
   Accounts payable                                      890.4       1,068.8
   Accrued expenses                                    1,191.6       1,304.8
   Income taxes                                          362.4         263.1
                                                     ---------      --------
     Total current liabilities                         4,509.7       4,590.4
                                                     ---------      --------
 LONG-TERM DEBT                                        1,400.8       1,317.1
                                                     ---------      --------
 OTHER LIABILITIES                                     1,529.9       1,535.5
                                                     ---------      --------
 STOCKHOLDERS' EQUITY
   Preferred stock of $2.50 par value per share.
     Authorized 5,400,000 shares; issued - none             --            --
   Common stock of $.50 par value per share.
     Authorized 1,200,000,000 shares; issued
     476,677,006 shares                                  238.3         238.3
   Additional paid in capital                             20.5          23.9
   Retained earnings                                   7,974.1       7,803.7
   Accumulated other nonstockholder
     changes in equity                                  (314.0)       (271.6)
   Cost of common stock in treasury, 45,607,494
     shares and 43,632,708 shares                     (1,730.1)     (1,613.8)
                                                     ---------      --------
     Total stockholders' equity                        6,188.8       6,180.5
                                                     ---------      --------
                                                     $13,629.2      13,623.5
                                                     =========      ========
 See accompanying notes to consolidated financial statements.

                EMERSON ELECTRIC CO. AND SUBSIDIARIES                FORM 10-Q
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                  (Dollars in millions; unaudited)
                                                               1999      1998
                                                             --------  --------
 OPERATING ACTIVITIES
   Net earnings                                              $  324.9     302.4
   Adjustments to reconcile net earnings to net cash
     provided by operating activities:
       Depreciation and amortization                            163.5     152.4
       Changes in operating working capital                    (169.2)   (150.0)
       Other                                                    (16.0)    (29.2)
                                                             --------  --------
         Net cash provided by operating activities              303.2     275.6
                                                             --------  --------
 INVESTING ACTIVITIES
   Capital expenditures                                        (125.6)   (136.8)
   Purchases of businesses, net of cash and
     equivalents acquired                                        (4.6)   (468.0)
   Other, net                                                    (1.9)       .8
                                                             --------  --------
         Net cash used in investing activities                 (132.1)   (604.0)
                                                             --------  --------
 FINANCING ACTIVITIES
   Net increase in short-term borrowings                        147.9     495.6
   Proceeds from long-term debt                                  81.5     175.1
   Principal payments on long-term debt                          (7.5)     (6.0)
   Dividends paid                                              (154.5)   (142.4)
   Net purchases of treasury stock                             (159.3)    (94.3)
                                                             --------  --------
         Net cash (used in) provided by financing activities    (91.9)    428.0
                                                             --------  --------
 Effect of exchange rate changes on cash and equivalents         (5.8)     12.4
                                                             --------  --------
 INCREASE IN CASH AND EQUIVALENTS                                73.4     112.0

 Beginning cash and equivalents                                 266.1     209.7
                                                             --------  --------
 ENDING CASH AND EQUIVALENTS                                 $  339.5     321.7
                                                             ========  ========













 See accompanying notes to consolidated financial statements.

      EMERSON ELECTRIC CO. AND SUBSIDIARIES                  FORM 10-Q

      Notes to Consolidated Financial Statements
      (Unaudited)

  1. The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation of the results for the interim periods presented. These adjustments consist of normal recurring accruals. The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required by generally accepted accounting principles. For further information refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended
      September 30, 1999.

  2.  Other Financial Information
      (Dollars in millions)
                                                   December 31,  September 30,
                                                       1999          1999
                                                     --------      --------
      Inventories
      -----------
      Finished products                              $  836.5         871.5
      Raw materials and work in process               1,116.6       1,049.6
                                                     --------      --------
                                                     $1,953.1       1,921.1
                                                     ========      ========
      Property, plant and equipment, net
      ----------------------------------
      Property, plant and equipment, at cost         $6,439.1       6,377.8
      Less accumulated depreciation                   3,296.3       3,223.4
                                                     --------      --------
                                                     $3,142.8       3,154.4
                                                     ========      ========
      Other assets, other
      -------------------
      Equity and other investments                   $  227.7         235.1
      Retirement plans                                  281.3         271.3
      Leveraged leases                                  183.6         185.5
      Other                                             383.7         389.8
                                                     --------      --------
                                                     $1,076.3       1,081.7
                                                     ========      ========
      Other liabilities
      -----------------
      Minority interest                              $  297.6         297.2
      Postretirement plans, excl. current portion       315.3         313.1
      Deferred taxes                                    333.0         333.9
      Other                                             584.0         591.3
                                                     --------      --------
                                                     $1,529.9       1,535.5
                                                     ========      ========

      EMERSON ELECTRIC CO. AND SUBSIDIARIES                  FORM 10-Q

  3.  Business Segment Information

      Summarized information about the Company's operations by business segment for the three months ended December 31, 1999 and 1998, follows (dollars in millions):
                                                                Earnings Before
                                                                 Interest and
                                                 Sales           Income Taxes
                                           ----------------      -------------
                                             1999    1998        1999    1998
                                           -------- -------      -----   -----
      Process Control                      $  712.3   633.7       56.3    70.0
      Industrial Automation                   858.9   847.7      111.3   109.3
      Electronics and Telecommunications      583.5   486.2       71.7    42.2
      HVAC                                    540.9   525.2       79.0    74.7
      Appliance and Tools                     910.5   874.8      146.9   142.4
                                           -------- -------      -----   -----
                                            3,606.1 3,367.6      465.2   438.6
      Divested businesses                      24.5   151.3         .4     9.1
      Eliminations/Interest and other         (87.3)  (92.2)      30.4    24.7
                                           -------- -------      -----   -----
      Net sales/Income before income taxes $3,543.3 3,426.7      496.0   472.4
                                           ======== =======      =====   =====

      Divested businesses include F.G. Wilson and other smaller businesses. Intersegment sales of the Appliance and Tools segment were $70 million for the three months ended December 31, 1999 and 1998. Interest and other for the three months ended December 31, 1999 and 1998, respectively, include accounting method differences of $44.5 million and $40.6 million; interest income, corporate and other of $37.9 million and $29.0 million; and interest expense.

  4. During the second quarter of fiscal 2000, the Company acquired Jordan Telecommunication Products, Inc. (renamed Emerson Telecommunication Products) for approximately $985 million. Emerson Telecom is a global provider of fiber optic conduit systems, CATV components, power protection systems, cellular site structures, custom cables and connectors for wireline, wireless and data communications equipment.

      Also in the second quarter, the Company announced an agreement to acquire Ericsson Energy Systems, a global provider of power supplies, power systems, switching equipment, climate control and energy management systems, and site monitoring services to the telecommunications industry, for approximately $725 million. This transaction is subject to regulatory approval and other customary conditions. The Company also announced its decision to sell its interest in Vermont American to its joint venture partner, Robert Bosch GmbH.

      EMERSON ELECTRIC CO. AND SUBSIDIARIES                  FORM 10-Q

  5. As reflected in the financial statements, nonstockholder changes in equity for the three months ended December 31, 1999, were $282.5 million, comprised of net earnings of $324.9 million and foreign currency translation adjustments of $(42.4) million. The corresponding amount for the three months ended December 31, 1998, was $371.7 million, comprised of net earnings of $302.4 million and foreign currency translation adjustments of $69.3 million.

  6. The weighted average number of common shares outstanding (in millions) was 430.4 and 436.0 for the three months ended December 31, 1999 and 1998, respectively. The weighted average number of shares outstanding assuming dilution (in millions) was 434.5 and 440.6 for the three months ended December 31, 1999 and 1998, respectively. Dilutive shares primarily relate to stock plans.

  EMERSON ELECTRIC CO. AND SUBSIDIARIES                      Form 10-Q

  Items 2 and 3.  Management's Discussion and Analysis of Results of
                  Operations and Financial Condition.

  Results of Operations

  Sales, net earnings and earnings per share for the first quarter of fiscal 2000 were the highest for any first quarter in the Company's history.

  Net sales for the quarter ended December 31, 1999, were $3,543.3 million, an increase of 3.4 percent over net sales of $3,426.7 million for the quarter ended December 31, 1998. These results reflect continued improvement in international markets and robust demand worldwide in the electronics and telecommunications business. Excluding the impact of currency and divestitures, sales increased 9 percent, reflecting underlying growth and the contribution of acquisitions.

  The process control business reported a 12 percent increase in sales, driven by the Westinghouse Process Control and Daniel Industries acquisitions, which have increased the Company's presence in the power, water and wastewater, and natural gas markets. Underlying sales declined, reflecting reductions in capital spending by customers during 1999.

  Sales in the industrial automation business increased because of the Kato and Magnetek alternator operations acquisitions. Underlying sales declined modestly as last year's capital reductions for industrial products extended into the fourth calendar quarter.

  Sales in the electronics and telecommunications business increased 20 percent, due to very strong underlying growth, particularly in the United States. The European and Asian markets also experienced solid growth. The ongoing high demand is being driven by the rapid expansion of the Internet infrastructure and telecommunications markets.

  The heating, ventilating and air conditioning business achieved solid underlying sales growth, reflecting strength in Europe, Asia and Latin America. Growth in the United States was modest, due in part to select customers' efforts to reduce off-season inventory. This activity does not affect overall consumer demand.

  The appliance and tools business realized a solid increase in underlying sales across all areas, attributable to continued strength in the U.S. home construction and repair markets. Sales to home centers increased substantially, as The Home Depot continues to embrace the Company's RIDGID-branded products as its professional tools offering.

  Cost of sales for the first quarter was $2,288.8 million, or 64.6 percent of sales, compared with $2,211.6 million, or 64.5 percent of sales, for the first quarter of 1999. Selling, general and administrative expenses for the three months ended December 31, 1999, were $701.9 million, or 19.8 percent of sales, compared to $691.4 million, or 20.2 percent of sales, for the same period a year ago.

  EMERSON ELECTRIC CO. AND SUBSIDIARIES                      FORM 10-Q

  Earnings before interest and income taxes increased 5.9 percent. The consolidated operating margin increased 0.3 points reflecting the impact of cost reduction efforts and productivity improvement programs. Earnings before interest and income taxes in the process control business decreased in the first quarter of 2000, primarily due to underlying sales declines reflecting reductions in capital spending by customers. Earnings of the electronics and telecommunications business increased by 70 percent compared to the first quarter of 1999, reflecting robust underlying sales growth and improved operating margins.

  Financial Condition

  A comparison of key elements of the Company's financial condition at the end of the first quarter as compared to the end of the prior fiscal year follows:

                                                    December 31,  September 30,
                                                        1999          1999
                                                     ---------     ---------
  Working capital (in millions)                      $   692.1     $   534.0
  Current ratio                                       1.2 to 1      1.1 to 1
  Total debt to total capital                             35.9%         34.6%
  Net debt to net capital                                 33.5%         32.7%


  The Company's interest coverage ratio (earnings before income taxes and interest expense, divided by interest expense) was 10.5 times for the quarter ended December 31, 1999, compared to 11.5 times for the same period one year earlier. The decrease in the interest coverage ratio reflects higher average borrowings resulting from share repurchases and acquisitions, partially offset by earnings growth.


  Cash and equivalents increased by $73.4 million during the three months ended December 31, 1999. Cash flow provided by operating activities of $303.2 million and an increase in borrowings of $221.9 million were used primarily to fund net treasury stock purchases of $159.3 million, pay dividends of $154.5 million, and fund capital expenditures of $125.6 million.

  The Company is in a strong financial position, continues to generate strong operating cash flow, and has the resources available for reinvestment in existing businesses, strategic acquisitions and managing the capital structure on a short- and long-term basis.

  Statements in this report that are not strictly historical may be "forward-looking" statements, which involve risks and uncertainties. These include economic and currency conditions, market demand, pricing, and competitive and technological factors, among others, which are set forth in the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

 EMERSON ELECTRIC CO. AND SUBSIDIARIES                      FORM 10-Q

                      PART II. OTHER INFORMATION

 Item 5.  Other Information.

 On February 3, 2000, the Company announced that George W. Tamke, vice chairman and co-chief executive officer of the Company, informed the Board of Directors and Chairman and Chief Executive Officer Charles F. Knight that he is resigning to pursue other opportunities.

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

       12    Ratio of Earnings to Fixed Charges

       27    Financial Data Schedule

(b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended December 31, 1999.




                               SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    EMERSON ELECTRIC CO.


  Date: February 11, 2000      By   /s/ Walter J. Galvin
                                    -----------------------
                                    Walter J. Galvin
                                    Senior Vice President - Finance
                                    and Chief Financial Officer

                                    (on behalf of the registrant and
                                    as Chief Financial Officer)