Form 10-Q
period 2000-03-31
EMERSON ELECTRIC CO
filed 2000-05-12
CIK 32604

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                            ______________________

                                   FORM 10-Q



    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 2000

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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )



      Common stock outstanding at March 31, 2000:  426,715,844 shares.

                         PART I.  FINANCIAL INFORMATION               FORM 10-Q
                         Item 1.  Financial Statements.

                    EMERSON ELECTRIC CO. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS
           THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2000 AND 1999
           (Dollars in millions except per share amounts; unaudited)

                                         Three Months           Six Months
                                     --------------------   -------------------
                                        2000       1999       2000       1999
                                     ---------   --------   --------   --------

   Net sales                         $ 3,894.7    3,588.7    7,438.0    7,015.4
                                     ---------   --------   --------   --------
   Costs and expenses:
     Cost of sales                     2,514.3    2,309.8    4,803.1    4,521.4
     Selling, general and
       administrative expenses           743.3      698.7    1,445.2    1,390.1
     Interest expense                     69.0       44.8      121.0       89.7
     Other deductions, net                29.5       31.1       34.1       37.5
                                     ---------   --------   --------   --------
       Total costs and expenses        3,356.1    3,084.4    6,403.4    6,038.7
                                     ---------   --------   --------   --------
   Income before income taxes            538.6      504.3    1,034.6      976.7

   Income taxes                          185.8      178.4      356.9      348.4
                                     ---------   --------   --------   --------
   Net earnings                      $   352.8      325.9      677.7      628.3
                                     =========   ========   ========   ========

   Basic earnings per common share   $     .83        .75       1.58       1.44
                                     =========   ========   ========   ========

   Diluted earnings per common share $     .82        .74       1.57       1.43
                                     =========   ========   ========   ========

   Cash dividends per common share   $   .3575       .325       .715       .65
                                     =========   ========   ========   ========










   See accompanying notes to consolidated financial statements.

   _____________________________________________________________________________

   Note:  Diluted earnings per common
          share, excluding goodwill
          amortization                $     .90   $    .81   $   1.72   $   1.56
                                      =========   ========   ========   ========

                       EMERSON ELECTRIC CO. AND SUBSIDIARIES          FORM 10-Q
                            CONSOLIDATED BALANCE SHEETS
             (Dollars in millions except per share amounts; unaudited)

                                                       March 31,  September 30,
                ASSETS                                    2000        1999
                ------                                 ---------    --------
   CURRENT ASSETS
     Cash and equivalents                              $   373.4       266.1
     Receivables, less allowances of $62.0 and $60.5     2,647.3     2,516.3
     Inventories                                         2,023.6     1,921.1
     Other current assets                                  436.4       420.9
                                                       ---------    --------
       Total current assets                              5,480.7     5,124.4
                                                       ---------    --------
   PROPERTY, PLANT AND EQUIPMENT, NET                    3,237.2     3,154.4
                                                       ---------    --------
   OTHER ASSETS
     Goodwill                                            5,090.6     4,263.0
     Other                                               1,134.1     1,081.7
                                                       ---------    --------
       Total other assets                                6,224.7     5,344.7
                                                       ---------    --------
                                                       $14,942.6    13,623.5
                                                       =========    ========
                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------
   CURRENT LIABILITIES
     Short-term borrowings and current maturities
       of long-term debt                               $ 3,382.2     1,953.7
     Accounts payable                                    1,001.1     1,068.8
     Accrued expenses                                    1,233.2     1,304.8
     Income taxes                                          245.8       263.1
                                                       ---------    --------
       Total current liabilities                         5,862.3     4,590.4
                                                       ---------    --------
   LONG-TERM DEBT                                        1,444.5     1,317.1
                                                       ---------    --------
   OTHER LIABILITIES                                     1,505.8     1,535.5
                                                       ---------    --------
   STOCKHOLDERS' EQUITY
     Preferred stock of $2.50 par value per share.
       Authorized 5,400,000 shares; issued - none             --          --
     Common stock of $.50 par value per share.
       Authorized 1,200,000,000 shares; issued
       476,677,006 shares                                  238.3       238.3
     Additional paid in capital                             50.9        23.9
     Retained earnings                                   8,173.5     7,803.7
     Accumulated other nonstockholder
       changes in equity                                  (384.9)     (271.6)
     Cost of common stock in treasury, 49,961,162
       shares and 43,632,708 shares                     (1,947.8)   (1,613.8)
                                                       ---------    --------
       Total stockholders' equity                        6,130.0     6,180.5
                                                       ---------    --------
                                                       $14,942.6    13,623.5
                                                       =========    ========
   See accompanying notes to consolidated financial statements.

                  EMERSON ELECTRIC CO. AND SUBSIDIARIES              FORM 10-Q
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 SIX MONTHS ENDED MARCH 31, 2000 AND 1999
                    (Dollars in millions; unaudited)
                                                               2000     1999
OPERATING ACTIVITIES                                         -------- --------
  Net earnings                                               $  677.7    628.3
  Adjustments to reconcile net earnings to net cash
     provided by operating activities:
       Depreciation and amortization                            335.6    317.2
       Changes in operating working capital                    (277.9)  (263.6)
       Other                                                    (45.8)   (35.6)
                                                             -------- --------
         Net cash provided by operating activities              689.6    646.3
                                                             -------- --------
INVESTING ACTIVITIES
  Capital expenditures                                         (297.4)  (267.0)
  Purchases of businesses, net of cash and
     equivalents acquired                                    (1,165.3)  (536.5)
  Divestiture of businesses and other, net                       31.5    (27.3)
                                                             -------- --------
         Net cash used in investing activities               (1,431.2)  (830.8)
                                                             -------- --------
FINANCING ACTIVITIES
  Net increase in short-term borrowings                       1,466.8    570.7
  Proceeds from long-term debt                                  106.8    426.6
  Principal payments on long-term debt                          (16.7)  (216.0)
  Dividends paid                                               (307.9)  (284.1)
  Net purchases of treasury stock                              (391.8)  (216.6)
                                                             -------- --------
         Net cash provided by financing activities              857.2    280.6
                                                             -------- --------
Effect of exchange rate changes on cash and equivalents          (8.3)     (.2)
                                                             -------- --------
INCREASE IN CASH AND EQUIVALENTS                                107.3     95.9

Beginning cash and equivalents                                  266.1    209.7
                                                             -------- --------
ENDING CASH AND EQUIVALENTS                                  $  373.4    305.6
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

  2.  Other Financial Information
      (Dollars in millions; unaudited)
                                                      March 31,   September 30,
                                                        2000           1999
      Inventories                                     --------       -------
      -----------
      Finished products                               $  839.1         871.5
      Raw materials and work in process                1,184.5       1,049.6
                                                      --------       -------
                                                      $2,023.6       1,921.1
                                                      ========       =======

      Property, plant and equipment, net
      ----------------------------------
      Property, plant and equipment, at cost          $6,548.5       6,377.8
      Less accumulated depreciation                    3,311.3       3,223.4
                                                      --------       -------
                                                      $3,237.2       3,154.4
                                                      ========       =======

      Other assets, other
      -------------------
      Equity and other investments                    $  227.1         235.1
      Retirement plans                                   293.2         271.3
      Leveraged leases                                   182.6         185.5
      Other                                              431.2         389.8
                                                      --------       -------
                                                      $1,134.1       1,081.7
                                                      ========       =======

      Other liabilities
      -----------------
      Minority interest                               $  298.1         297.2
      Postretirement plans, excl. current portion        312.7         313.1
      Deferred taxes                                     338.8         333.9
      Other                                              556.2         591.3
                                                      --------       -------
                                                      $1,505.8       1,535.5
                                                      ========       =======

      EMERSON ELECTRIC CO. AND SUBSIDIARIES                           FORM 10-Q

   3. Business Segment Information

      Summarized information about the Company's operations by business segment for the three and six months ended March 31, 2000 and 1999, follows (dollars in millions):

                                                  Sales             Earnings
                                           -------------------   -------------
      Three months ended March 31,           2000      1999       2000   1999
      ----------------------------         --------   -------    -----   -----
      Process Control                      $ 730.4      722.4     55.9    74.0
      Industrial Automation                  889.8      830.7    119.9   111.8
      Electronics and Telecommunications     729.9      454.3     97.3    42.9
      HVAC                                   670.8      649.9    106.7   101.1
      Appliance and Tools                    970.3      903.1    157.7   145.8
                                           --------   -------    -----   -----
                                           3,991.2    3,560.4    537.5   475.6
      Divested businesses                        -      125.8        -     9.1
      Eliminations/Interest and other        (96.5)     (97.5)     1.1    19.6
                                           --------   -------    -----   -----
      Net sales/Income
       before income taxes                 $3,894.7   3,588.7    538.6   504.3
                                           ========   =======    =====   =====

                                                  Sales           Earnings
                                           ------------------  ---------------
      Six months ended March 31,             2000      1999      2000    1999
      --------------------------           --------   -------  -------   -----
      Process Control                      $1,442.7   1,356.1    112.2   144.0
      Industrial Automation                 1,748.7   1,678.4    231.2   221.1
      Electronics and Telecommunications    1,313.4     940.5    169.0    85.1
      HVAC                                  1,211.7   1,175.1    185.7   175.8
      Appliance and Tools                   1,880.8   1,777.9    304.6   288.2
                                           --------   -------  -------   -----
                                            7,597.3   6,928.0  1,002.7   914.2
      Divested businesses                      24.5     277.1      0.4    18.2
      Eliminations/Interest and other        (183.8)   (189.7)    31.5    44.3
                                           --------   -------  -------   -----
      Net sales/Income
       before income taxes                 $7,438.0   7,015.4  1,034.6   976.7
                                           ========   =======  =======   =====

      Divested businesses include F.G. Wilson, BI Technologies and a smaller business. Intersegment sales of the Appliance and Tools segment for the three months ended March 31, 2000 and 1999, respectively, were $83.9 million and $82.8 million. Intersegment sales of the Appliance and Tools segment for the six months ended March 31, 2000 and 1999, respectively, were $154.1 million and $152.5 million. Interest and other for the three months ended March 31, 2000 and 1999, respectively, include accounting method differences of $48.2 million and $41.9 million; interest income, corporate and other of $21.9 million and $22.5 million; and interest expense. Interest and other for the six months ended March 31, 2000 and 1999, respectively, include accounting method differences of $92.7 million and $82.5 million; interest income, corporate and other of $59.8 million and $51.5; and interest expense.

   4. During the second quarter of fiscal 2000, the Company acquired
      Jordan Telecommunication Products, Inc. (renamed Emerson Telecommunication Products) for approximately $985 million. Emerson Telecom is a global provider of fiber optic conduit systems, CATV components, power protection systems, cellular site structures, custom cables and connectors for wireline, wireless and data communications equipment. Also in the second quarter, the Company acquired Knaack, a manufacturer of professional tool storage equipment, and acquired and divested other smaller businesses.

      In the third quarter, the Company acquired Ericsson Energy
      Systems (renamed Emerson Energy Systems), a global provider of power supplies, power systems, switching equipment, climate control and energy management systems, and site monitoring services to the telecommunications industry, for approximately $725 million. Annual 1999 sales of all companies acquired in 2000 total more than $1 billion.

      The Company also announced its decision to sell its interest in Vermont American (VA) to its joint venture partner, Robert Bosch GmbH, and beginning in the third quarter, VA will no longer be consolidated in the Company's results. VA, BI Technologies and the planned divestiture of our Krautkramer non-destructive testing business represent total annual 1999 sales of nearly $600 million.

   5. As reflected in the financial statements, nonstockholder changes in equity for the three months ended March 31, 2000 and March 31, 1999, respectively, were $281.9 million and $242.4 million comprised of net earnings of $352.8 million and $325.9 million and foreign currency translation adjustments of $(70.9) million and $(83.5) million. Nonstockholder changes in equity for the six months ended March 31, 2000, and March 31, 1999, respectively, were $564.4 million and $614.1 million comprised of net earnings of $677.7 million and $628.3 million and foreign currency translation adjustments of $(113.3) million and $(14.2) million.

   6. The weighted average number of common shares outstanding (in millions) was 427.2 and 434.3 for the three months ended March 31, 2000 and 1999, and 428.8 and 435.1 for the six months ended March 31, 2000 and 1999, respectively. The weighted average number of shares outstanding assuming dilution (in millions) was 430.7 and 438.5 for the three months ended March 31, 2000 and 1999, and 432.6 and 439.6 for the six months ended March 31, 2000 and 1999, respectively. Dilutive shares primarily relate to employee stock plans.

      EMERSON ELECTRIC CO. AND SUBSIDIARIES                           FORM 10-Q

      Items 2 and 3.  Management's Discussion and Analysis of Results of
                      Operations and Financial Condition.

      Results of Operations

      Sales, net earnings and earnings per share for the second quarter and first six months of fiscal 2000 were the highest for any second quarter and first half in the Company's history.

      Net sales were $3,894.7 million for the quarter ended March 31, 2000, up 8.5 percent over net sales of $3,588.7 million for the quarter ended March 31, 1999, and $7,438.0 million for the six months ended March 31, 2000, up 6.0 percent over net sales of $7,015.4 million for the same period a year ago. Second quarter results reflect solid sales growth in the United States and strong sales growth in Europe. Canada, Asia and Latin America each had very strong sales growth.

      The process control business experienced a modest increase in sales, reflecting the continued weakness in capital spending by our customers and the contribution of recent acquisitions.

      The industrial automation business experienced a strong sales increase, driven by the continued improvement in capital goods markets and the recent Kato and Magnetek alternator acquisitions. All geographic regions achieved underlying sales increases when excluding the impact of currency exchange, reflecting the global nature of the market improvement.

      Sales in the electronics and telecommunications business increased dramatically, driven by very strong underlying sales growth and the recent acquisition of Jordan Industries' Telecommunication Products business. Continued high worldwide demand for reliable power and networking products is driving this growth.

      The heating, ventilating and air conditioning business continued to achieve solid sales growth driven by continuing overall improvement in international markets. Europe, Asia and Latin America each achieved very strong growth.

      The appliance and tools business achieved solid increases in underlying and reported sales, benefiting from strong demand for the tools portion of this segment. All tools operations, with the exception of the Vermont American joint venture, realized strong increases, and the Company's partnership with The Home Depot for RIDGID brand products continued to flourish.

      Cost of sales for the second quarter was $2,514.3 million or 64.6 percent of sales, compared with $2,309.8 million, or 64.4 percent of sales, for the second quarter of 1999. Cost of sales for the six months ended March 31, 2000, was $4,803.1 million or 64.6 percent of sales, compared to $4,521.4 million or 64.5 percent of sales for the same period a year ago. Selling, general and administrative expenses for the three months ended March 31, 2000, were $743.3 million, or 19.0 percent of sales,

      EMERSON ELECTRIC CO. AND SUBSIDIARIES                           FORM 10-Q

      compared to $698.7 million, or 19.4 percent of sales for the same period a year ago. For the first six months of 2000, selling, general and administrative expenses were $1,445.2 million or 19.4 percent of sales, compared to $1,390.1 million or 19.8 percent of sales for the same period in 1999.

      Earnings before interest and income taxes for the second quarter increased 10.6 percent. The consolidated operating margin improved 0.2 points, reflecting the continued impact of cost reduction efforts, productivity programs, and the rapid integration of recent acquisitions. Earnings before interest and income taxes in the process control business decreased in the second quarter of 2000, resulting from a slight decline in underlying sales due to continued weakness in capital spending by customers. Earnings before interest and income taxes of the electronic and telecommunications business increased 127 percent compared to the second quarter of 1999, reflecting very strong underlying sales growth and the recent Emerson Telecommunication Products acquisition.

      Financial Condition

      A comparison of key elements of the Company's financial condition at the end of the second quarter as compared to the end of the prior fiscal year follows:

                                       March 31,      September 30,
                                         2000             1999
                                       --------         --------
      Working capital (in millions)    $ (381.6)        $  534.0
      Current ratio                    0.9 to 1         1.1 to 1
      Total debt to total capital          44.1%            34.6%
      Net debt to net capital              42.0%            32.7%

      The Company's interest coverage ratio (earnings before income taxes and interest expense, divided by interest expense) was 9.6 times for the six months ended March 31, 2000, compared to 11.9 times for the same period one year earlier. The decrease in working capital and the interest coverage ratio reflects higher average borrowings resulting from share repurchases and acquisitions, partially offset by earnings growth.

      Cash and equivalents increased by $107.3 million during the six months ended March 31, 2000. Cash flow provided by operating activities of $689.6 million and a net increase in borrowings of $1,556.9 million were used primarily to fund purchases of businesses of $1,165.3 million, pay dividends of $307.9 million, fund capital expenditures of $297.4 million, and fund net purchases of treasury stock of $391.8 million.

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

                           PART II. OTHER INFORMATION

      Item 4.  Submission of Matters to a Vote of Security Holders.

      At the Annual Meeting of Stockholders on February 1, 2000, both matters described in the Notice of Annual Meeting of Stockholders dated December 8, 1999, were voted upon.

      1. The directors listed below were elected for terms ending in 2003 with voting for each as follows:

                DIRECTOR               FOR            WITHHELD
           -------------------     -----------       ----------
           L. L. Browning, Jr.     367,478,721        2,817,686
           A. A. Busch III         367,702,144        2,594,263
           R. B. Horton            367,658,432        2,637,975
           G. A. Lodge             367,560,536        2,735,871
           V. R. Loucks, Jr.       367,560,536        2,735,871
           G. W. Tamke             367,788,495        2,507,912

      2. The proposal to approve the Annual Incentive Plan was approved by a vote of 359,213,902 in favor to 8,538,799 against, with 2,559,143 abstaining.

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

          12     Ratio of Earnings to Fixed Charges

          27     Financial Data Schedule

      (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended March 31, 2000.

      EMERSON ELECTRIC CO. AND SUBSIDIARIES                           FORM 10-Q

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    EMERSON ELECTRIC CO.


      Date: May 12, 2000         By /s/ Walter J. Galvin
                                    -----------------------
                                    Walter J. Galvin
                                    Executive Vice President
                                    and Chief Financial Officer

                                    (on behalf of the registrant and
                                    as Chief Financial Officer)