Form 10-Q
period 2000-06-30
EMERSON ELECTRIC CO
filed 2000-08-14
CIK 32604

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                            ______________________

                                   FORM 10-Q



    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 2000

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


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )



      Common stock outstanding at June 30, 2000:  427,160,437 shares.

                         PART I.  FINANCIAL INFORMATION               FORM 10-Q
                         Item 1.  Financial Statements.

                    EMERSON ELECTRIC CO. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS
           THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2000 AND 1999
           (Dollars in millions except per share amounts; unaudited)

                                         Three Months           Nine Months
                                     --------------------   -------------------
                                        2000       1999       2000       1999
                                     ---------   --------   --------   --------

   Net sales                         $ 4,041.8    3,634.0   11,479.8   10,649.4
                                     ---------   --------   --------   --------
   Costs and expenses:
     Cost of sales                     2,605.1    2,340.0    7,408.2    6,861.4
     Selling, general and
       administrative expenses           767.3      695.5    2,212.5    2,085.6
     Interest expense                     83.2       48.9      204.2      138.6
     Other deductions, net                12.1       15.4       46.2       52.9
                                     ---------   --------   --------   --------
       Total costs and expenses        3,467.7    3,099.8    9,871.1    9,138.5
                                     ---------   --------   --------   --------
   Income before income taxes            574.1      534.2    1,608.7    1,510.9

   Income taxes                          200.4      189.1      557.3      537.5
                                     ---------   --------   --------   --------
   Net earnings                      $   373.7      345.1    1,051.4      973.4
                                     =========   ========   ========   ========

   Basic earnings per common share   $     .88        .80       2.46       2.24
                                     =========   ========   ========   ========

   Diluted earnings per common share $     .87        .79       2.44       2.22
                                     =========   ========   ========   ========

   Cash dividends per common share   $   .3575       .325     1.0725       .975
                                     =========   ========   ========   ========









   See accompanying notes to consolidated financial statements.
   ____________________________________________________________________________

   Note: Diluted earnings per
         common share, excluding
         goodwill amortization       $     .96        .86       2.68       2.42
                                     =========   ========   ========   ========

                       EMERSON ELECTRIC CO. AND SUBSIDIARIES          FORM 10-Q
                            CONSOLIDATED BALANCE SHEETS
             (Dollars in millions except per share amounts; unaudited)

                                                        June 30,  September 30,
                ASSETS                                    2000        1999
                ------                                 ---------    --------
   CURRENT ASSETS
     Cash and equivalents                              $   402.5       266.1
     Receivables, less allowances of $68.6 and $60.5     2,803.7     2,516.3
     Inventories                                         2,011.4     1,921.1
     Other current assets                                  446.6       420.9
                                                       ---------    --------
       Total current assets                              5,664.2     5,124.4
                                                       ---------    --------
   PROPERTY, PLANT AND EQUIPMENT, NET                    3,140.6     3,154.4
                                                       ---------    --------
   OTHER ASSETS
     Goodwill                                            5,410.4     4,263.0
     Other                                               1,099.0     1,081.7
                                                       ---------    --------
       Total other assets                                6,509.4     5,344.7
                                                       ---------    --------
                                                       $15,314.2    13,623.5
                                                       =========    ========
                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------
   CURRENT LIABILITIES
     Short-term borrowings and current maturities
       of long-term debt                               $ 3,353.6     1,953.7
     Accounts payable                                    1,028.5     1,068.8
     Accrued expenses                                    1,338.9     1,304.8
     Income taxes                                          294.3       263.1
                                                       ---------    --------
       Total current liabilities                         6,015.3     4,590.4
                                                       ---------    --------
   LONG-TERM DEBT                                        1,752.9     1,317.1
                                                       ---------    --------
   OTHER LIABILITIES                                     1,265.8     1,535.5
                                                       ---------    --------
   STOCKHOLDERS' EQUITY
     Preferred stock of $2.50 par value per share.
       Authorized 5,400,000 shares; issued - none             --          --
     Common stock of $.50 par value per share.
       Authorized 1,200,000,000 shares; issued
       476,677,006 shares                                  238.3       238.3
     Additional paid in capital                             52.7        23.9
     Retained earnings                                   8,394.7     7,803.7
     Accumulated other nonstockholder
       changes in equity                                  (470.5)     (271.6)
     Cost of common stock in treasury, 49,516,569
       shares and 43,632,708 shares                     (1,935.0)   (1,613.8)
                                                       ---------    --------
       Total stockholders' equity                        6,280.2     6,180.5
                                                       ---------    --------
                                                       $15,314.2    13,623.5
                                                       =========    ========
   See accompanying notes to consolidated financial statements.

                  EMERSON ELECTRIC CO. AND SUBSIDIARIES              FORM 10-Q
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED JUNE 30, 2000 AND 1999
                    (Dollars in millions; unaudited)
                                                                2000     1999
OPERATING ACTIVITIES                                          -------- --------
  Net earnings                                                $1,051.4    973.4
  Adjustments to reconcile net earnings to net cash
     provided by operating activities:
       Depreciation and amortization                             506.5    481.2
       Changes in operating working capital                     (309.6)  (232.1)
       Other                                                    (102.3)  (103.8)
                                                              -------- --------
         Net cash provided by operating activities             1,146.0  1,118.7
                                                              -------- --------
INVESTING ACTIVITIES
  Capital expenditures                                          (455.6)  (409.0)
  Purchases of businesses, net of cash and
   equivalents acquired                                       (1,909.8)(1,123.8)
  Divestiture of business interests and other, net                63.5    127.5
                                                              -------- --------
         Net cash used in investing activities                (2,301.9)(1,405.3)
                                                              -------- --------
FINANCING ACTIVITIES
  Net increase in short-term borrowings                        1,472.0    859.1
  Proceeds from long-term debt                                   708.5    472.0
  Principal payments on long-term debt                           (25.4)  (222.4)
  Dividends paid                                                (460.5)  (425.3)
  Net purchases of treasury stock                               (384.1)  (279.7)
                                                              -------- --------
         Net cash provided by financing activities             1,310.5    403.7
                                                              -------- --------
Effect of exchange rate changes on cash and equivalents          (18.2)     6.0
                                                              -------- --------
INCREASE IN CASH AND EQUIVALENTS                                 136.4    123.1

Beginning cash and equivalents                                   266.1    209.7
                                                              -------- --------
ENDING CASH AND EQUIVALENTS                                   $  402.5    332.8
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

  2.  Other Financial Information
      (Dollars in millions; unaudited)
                                                   June 30,     September 30,
                                                     2000           1999
      Inventories                                 ---------       -------
      -----------
      Finished products                           $   838.8         871.5
      Raw materials and work in process             1,172.6       1,049.6
                                                  ---------       -------
                                                  $ 2,011.4       1,921.1
                                                  =========       =======

      Property, plant and equipment, net
      ----------------------------------
      Property, plant and equipment, at cost      $ 6,322.0       6,377.8
      Less accumulated depreciation                 3,181.4       3,223.4
                                                  ---------       -------
                                                  $ 3,140.6       3,154.4
                                                  =========       =======

      Other assets, other
      -------------------
      Equity and other investments                $   231.9         235.1
      Retirement plans                                297.2         271.3
      Leveraged leases                                181.6         185.5
      Other                                           388.3         389.8
                                                  ---------       -------
                                                  $ 1,099.0       1,081.7
                                                  =========       =======

      Other liabilities
      -----------------
      Minority interest                           $   103.2         297.2
      Postretirement plans, excl. current portion     310.7         313.1
      Deferred taxes                                  318.0         333.9
      Other                                           533.9         591.3
                                                  ---------       -------
                                                  $ 1,265.8       1,535.5
                                                  =========       =======

      EMERSON ELECTRIC CO. AND SUBSIDIARIES                           FORM 10-Q

  3.  Business Segment Information

      Summarized information about the Company's operations by business segment for the three and nine months ended June 30, 2000 and 1999, follows (dollars in millions):
                                              Sales               Earnings
                                        -----------------      --------------
      Three months ended June 30,         2000      1999        2000    1999
      ---------------------------       --------  -------      ------  ------
      Process Control                   $  744.1    709.8        63.4    73.6
      Industrial Automation                860.3    823.2       119.2   112.4
      Electronics and Telecommunications   976.7    510.4       131.7    63.1
      HVAC                                 681.6    635.5       109.0   100.2
      Appliance and Tools                  867.3    775.7       140.2   133.1
                                        --------  -------      ------  ------
                                         4,130.0  3,454.6       563.5   482.4
      Divested businesses                   11.2    283.6         1.8    23.3
      Differences in accounting
       methods, interest income,
       corporate and other                                       92.0    77.4
      Eliminations/Interest expense        (99.4)  (104.2)      (83.2)  (48.9)
                                        --------  -------      ------  ------
      Net sales/Income
       before income taxes              $4,041.8  3,634.0       574.1   534.2
                                        ========  =======      ======  ======


                                               Sales               Earnings
                                        ------------------     ----------------
      Nine months ended June 30,          2000      1999         2000     1999
      --------------------------        --------- --------     -------  -------
      Process Control                   $ 2,186.8  2,065.9       175.6    217.6
      Industrial Automation               2,571.2  2,453.6       345.9    326.9
      Electronics and Telecommunications  2,290.1  1,450.9       300.7    148.2
      HVAC                                1,893.3  1,810.6       294.7    276.0
      Appliance and Tools                 2,538.9  2,353.0       431.1    405.6
                                        --------- --------     -------  -------
                                         11,480.3 10,134.0     1,548.0  1,374.3
      Divested businesses                   282.7    809.3        20.4     63.8
      Differences in accounting
       methods, interest income,
       corporate and other                                       244.5    211.4
      Eliminations/Interest expense        (283.2)  (293.9)     (204.2)  (138.6)
                                        --------- --------     -------  -------
      Net sales/Income
       before income taxes              $11,479.8 10,649.4     1,608.7  1,510.9
                                        ========= ========     =======  =======

      Divested businesses include F.G. Wilson, BI Technologies, Krautkramer, Vermont American and a smaller business. Intersegment sales of the Appliance and Tools segment for the three months ended June 30, 2000 and 1999, respectively, were $84.6 million and $81.4 million. Intersegment sales of the Appliance and Tools segment for the nine months ended
      June 30, 2000 and 1999, respectively, were $238.7 million and $233.9 million. Differences in accounting methods, interest income, corporate and other for the three months ended June 30, 2000 and 1999, respectively,

      EMERSON ELECTRIC CO. AND SUBSIDIARIES                           FORM 10-Q

      include accounting method differences of $48.1 million and $39.4 million, and interest income, corporate and other of $43.9 million and $38.0 million. Differences in accounting methods, interest income, corporate and other for the nine months ended June 30, 2000 and 1999, respectively, include accounting method differences of $140.8 million and $121.9 million, and interest income, corporate and other of $103.7 million and $89.5 million.

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

      In the third quarter, the Company acquired Ericsson Energy Systems (renamed Emerson Energy Systems), a global provider of power supplies, power systems, switching equipment, climate control and energy management systems, and site monitoring services to the tele-communications industry, for approximately $725 million. Annual
      1999 sales of all companies acquired in 2000 total more than $1 billion.

      As of the third quarter, Vermont American (VA) is no longer consolidated in the Company's results pending divestiture to the joint venture partner, Robert Bosch GmbH. During the third quarter, the Company received $86 million from the disposition of its interest in the Krautkramer non-destructive testing business resulting in a pre-tax gain of approximately $80 million ($46 million net of income taxes). The Company also incurred costs for the rationalization of operations and other items that substantially offset this gain. VA, BI Technologies and Krautkramer represent total annual 1999 sales of nearly $600 million.

  5. As reflected in the financial statements, nonstockholder changes in equity for the three months ended June 30, 2000 and 1999, were $288.1 million and $296.3 million, comprised of net earnings of $373.7 million and $345.1 million and foreign currency translation adjustments of $(85.6) million and $(48.8) million, respectively. Nonstockholder changes in equity for the nine months ended June 30, 2000 and 1999, were $852.5 million and $910.4 million, comprised of net earnings of $1,051.4 million and $973.4 million and foreign currency translation adjustments of $(198.9) million and $(63.0) million, respectively.

  6. The weighted average number of common shares outstanding (in millions) was 425.7 and 432.7 for the three months ended June 30, 2000 and 1999, and 427.8 and 434.3 for the nine months ended June 30, 2000 and 1999, respectively. The weighted average number of shares outstanding assuming dilution (in millions) was 429.7 and 437.5 for the three months ended June 30, 2000 and 1999, and 431.7 and 438.9 for the nine months ended June 30, 2000 and 1999, respectively. Dilutive shares primarily relate to stock plans.

      EMERSON ELECTRIC CO. AND SUBSIDIARIES                           FORM 10-Q

      Items 2 and 3.  Management's Discussion and Analysis of Results of
                      Operations and Financial Condition.

      Results of Operations

      Sales, net earnings and earnings per share for the third quarter and first nine months of fiscal 2000 were the highest for any quarter and first nine-month period in the Company's history.

      Net sales were $4,041.8 million for the quarter ended June 30, 2000, up 11.2 percent over net sales of $3,634.0 million for the quarter ended June 30, 1999, and $11,479.8 million for the nine months ended June 30, 2000, up 7.8 percent over net sales of $10,649.4 million for the same period a year ago. The third quarter results reflect strong domestic and international growth, and the contribution of acquisitions.

      The process control business registered a 5 percent increase in sales, with the contribution of recent acquisitions more than offsetting market weakness and the impact of currency exchange.

      The industrial automation business experienced a 5 percent increase in sales. Solid underlying sales growth was driven by strong increases in the European, Asian and Latin American regions, and the Leroy Somer division, which produces alternators for backup and distributed power applications.

      Sales in electronics and telecommunications business including acquisitions increased 91 percent. Approximately one-third of the increase was due to robust underlying growth in all businesses.

      Reported sales in the heating, ventilating and air conditioning business grew 7 percent, driven by strong underlying sales growth, with an exceptionally large increase in Asia. Asia is an important market for the Company's scroll compressor technology, and the Company recently dedicated its newest scroll operation in Suzhou, China.

      The appliance and tools business reported a 12 percent sales increase, driven by strong growth in the tools operations. RIDGID(R) plumbing and stationary power tools, ClosetMaid(TM) and Metro(R) storage products and In-Sink-Erator(R) waste disposer products all achieved very strong underlying growth. The combination of these leading brands and the Company's relationships with key sales channels such as The Home Depot are delivering this growth.

      Cost of sales for the third quarter was $2,605.1 million or 64.5 percent of sales, compared with $2,340.0 million, or 64.4 percent of sales, for the third quarter of 1999. Cost of sales for the nine months ended June 30, 2000, was $7,408.2 million or 64.5 percent of sales, compared to $6,861.4 million or 64.4 percent of sales for the same period a year ago. Selling, general and administrative expenses for the three months ended June 30, 2000, were $767.3 million, or 18.9 percent of sales, compared to $695.5 million, or 19.1 percent of sales for the same period a year ago. For the first nine months of 2000, selling, general and administrative expenses were $2,212.5 million or 19.3 percent of sales,

      EMERSON ELECTRIC CO. AND SUBSIDIARIES                           FORM 10-Q


      compared to $2,085.6 million or 19.6 percent of sales for the same period in 1999.

      Earnings before interest and income taxes for the third quarter increased
      12.7 percent. Solid underlying profit improvement enabled the Company to increase profit margins 0.1 point over strong 1999 results. Earnings before interest and income taxes in the process control business decreased in the third quarter of 2000, resulting from a modest decline in underlying sales due to continued weakness in capital spending and higher rationalization of operations costs. Earnings before interest and income taxes of the electronics and telecommunications business increased 109 percent compared to the third quarter of 1999, reflecting very strong underlying sales growth and the recent Emerson Telecommunication Products and Emerson Energy Systems acquisitions.

      Financial Condition

      A comparison of key elements of the Company's financial condition at the end of the third quarter as compared to the end of the prior fiscal year follows:
                                       June 30,       September 30,
                                         2000             1999
                                       --------         --------
      Working capital (in millions)    $ (351.1)        $  534.0
      Current ratio                    0.9 to 1         1.1 to 1
      Total debt to total capital         44.8%            34.6%
      Net debt to net capital             42.8%            32.7%

      The Company's interest coverage ratio (earnings before income taxes and interest expense, divided by interest expense) was 8.9 times for the nine months ended June 30, 2000, compared to 11.9 times for the same period one year earlier. The decreases in working capital and the interest coverage ratio reflect higher average borrowings resulting from acquisitions and share repurchases, partially offset by earnings growth. In the third quarter of fiscal 2000, the Company issued $600 million of 7 7/8%, 5-year bonds that were simultaneously swapped to floating U.S. commercial paper rates. Also in the third quarter, the Company issued $300 million of floating rate, 1-year notes.

      Cash and equivalents increased by $136.5 million during the nine months ended June 30, 2000. Cash flow provided by operating activities of $1,146.0 million and a net increase in borrowings of $2,155.1 million were used primarily to fund purchases of businesses of $1,909.8 million, pay dividends of $460.5 million, fund capital expenditures of $455.6 million, and fund net purchases of treasury stock of $384.1 million.

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

          10(b)  Amendment No. 3 to the 1986 Stock Option Plan, filed herewith.

          10(c)  Amendment No. 1 to the 1991 Stock Option Plan, filed herewith.

          10(l)  Amendment No. 1 to the 1998 Stock Option Plan, filed herewith.

          12     Ratio of Earnings to Fixed Charges

          27     Financial Data Schedule

      (b) Reports on Form 8-K. The Company did not file any reports on Form 8-K during the quarter ended June 30, 2000.


                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    EMERSON ELECTRIC CO.


      Date: August 11, 2000         By /s/ Walter J. Galvin
                                    -----------------------
                                    Walter J. Galvin
                                    Executive Vice President
                                    and Chief Financial Officer

                                    (on behalf of the registrant and
                                    as Chief Financial Officer)