Form 10-Q
period 2000-12-31
EMERSON ELECTRIC CO
filed 2001-02-13
CIK 32604

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                           ______________________

                                  FORM 10-Q



  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                 For the quarterly period ended December 31, 2000

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


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )



  Common stock outstanding at December 31, 2000:  429,035,896 shares.

                         PART I.  FINANCIAL INFORMATION               FORM 10-Q
                         Item 1.  Financial Statements.

                    EMERSON ELECTRIC CO. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS
                THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
           (Dollars in millions except per share amounts; unaudited)

                                                          Three Months
                                                      ---------------------
                                                        2000         1999
                                                      --------     --------
  Net sales                                           $3,919.5      3,543.3
                                                      --------     --------
  Costs and expenses:
    Cost of sales                                      2,531.5      2,288.8
    Selling, general and administrative expenses         774.0        701.9
    Interest expense                                      83.6         52.0
    Other (income) deductions, net                       (13.7)         4.6
                                                      --------     --------
         Total costs and expenses                      3,375.4      3,047.3
                                                      --------     --------
  Income before income taxes                             544.1        496.0

  Income taxes                                           186.7        171.1
                                                      --------     --------
  Net earnings                                        $  357.4        324.9
                                                      ========     ========

  Basic earnings per common share                     $    .84          .75
                                                      ========     ========

  Diluted earnings per common share                   $    .83          .75
                                                      ========     ========

  Cash dividends per common share                     $  .3825        .3575
                                                      ========     ========










  See accompanying notes to consolidated financial statements.

  _________________________________________________________________________


  NOTE: Diluted earnings per common share, excluding
         goodwill amortization                        $    .91          .82
                                                      ========     ========

                       EMERSON ELECTRIC CO. AND SUBSIDIARIES          FORM 10-Q
                            CONSOLIDATED BALANCE SHEETS
             (Dollars in millions except per share amounts; unaudited)

                                                    December 31, September 30,
               ASSETS                                   2000          2000
               ------                                ---------      --------
 CURRENT ASSETS
   Cash and equivalents                              $   359.7         280.8
   Receivables, less allowances of $63.6 and $58.5     2,742.9       2,705.6
   Inventories                                         2,217.6       2,052.7
   Other current assets                                  465.5         443.6
                                                     ---------      --------
     Total current assets                              5,785.7       5,482.7
                                                     ---------      --------
 PROPERTY, PLANT AND EQUIPMENT, NET                    3,263.2       3,243.4
                                                     ---------      --------
 OTHER ASSETS
   Goodwill                                            5,300.2       5,320.0
   Other                                               1,164.8       1,118.2
                                                     ---------      --------
     Total other assets                                6,465.0       6,438.2
                                                     ---------      --------
                                                     $15,513.9      15,164.3
                                                     =========      ========
               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------
 CURRENT LIABILITIES
   Short-term borrowings and current maturities
     of long-term debt                               $ 2,447.1       2,352.7
   Accounts payable                                    1,185.2       1,210.6
   Accrued expenses                                    1,397.6       1,390.6
   Income taxes                                          371.5         264.9
                                                     ---------      --------
     Total current liabilities                         5,401.4       5,218.8
                                                     ---------      --------
 LONG-TERM DEBT                                        2,278.7       2,247.7
                                                     ---------      --------
 OTHER LIABILITIES                                     1,269.4       1,295.0
                                                     ---------      --------
 STOCKHOLDERS' EQUITY
   Preferred stock of $2.50 par value per share.
     Authorized 5,400,000 shares; issued - none             --            --
   Common stock of $.50 par value per share.
     Authorized 1,200,000,000 shares; issued
     476,677,006 shares                                  238.3         238.3
   Additional paid in capital                             10.8          53.0
   Retained earnings                                   8,806.2       8,612.9
   Accumulated other nonstockholder
     changes in equity                                  (623.5)       (578.6)
   Cost of common stock in treasury, 47,641,110
     shares and 49,200,165 shares                     (1,867.4)     (1,922.8)
                                                     ---------      --------
     Total stockholders' equity                        6,564.4       6,402.8
                                                     ---------      --------
                                                     $15,513.9      15,164.3
                                                     =========      ========
 See accompanying notes to consolidated financial statements.

                EMERSON ELECTRIC CO. AND SUBSIDIARIES                FORM 10-Q
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
            THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                  (Dollars in millions; unaudited)
                                                               2000      1999
                                                             --------  --------
 OPERATING ACTIVITIES
   Net earnings                                              $  357.4     324.9
   Adjustments to reconcile net earnings to net cash
     provided by operating activities:
       Depreciation and amortization                            171.4     163.5
       Changes in operating working capital                    (199.5)   (169.2)
       Gain on divestiture of business and other                (52.2)    (16.0)
                                                             --------  --------
         Net cash provided by operating activities              277.1     303.2
                                                             --------  --------
 INVESTING ACTIVITIES
   Capital expenditures                                        (150.3)   (125.6)
   Purchases of businesses, net of cash and
     equivalents acquired                                       (55.3)     (4.6)
   Divestiture of business and other, net                        52.2      (1.9)
                                                             --------  --------
         Net cash used in investing activities                 (153.4)   (132.1)
                                                             --------  --------
 FINANCING ACTIVITIES
   Net increase in short-term borrowings                         86.2     147.9
   Proceeds from long-term debt                                  44.8      81.5
   Principal payments on long-term debt                         (11.4)     (7.5)
   Dividends paid                                              (164.0)   (154.5)
   Treasury stock, net                                            3.1    (159.3)
                                                             --------  --------
         Net cash used in financing activities                  (41.3)    (91.9)
                                                             --------  --------
 Effect of exchange rate changes on cash and equivalents         (3.5)     (5.8)
                                                             --------  --------
 INCREASE IN CASH AND EQUIVALENTS                                78.9      73.4

 Beginning cash and equivalents                                 280.8     266.1
                                                             --------  --------
 ENDING CASH AND EQUIVALENTS                                 $  359.7     339.5
                                                             ========  ========













 See accompanying notes to consolidated financial statements.

      EMERSON ELECTRIC CO. AND SUBSIDIARIES                  FORM 10-Q

      Notes to Consolidated Financial Statements

  1. The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation of the results for the interim periods presented. These adjustments consist of normal recurring accruals. The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required by generally accepted accounting principles. For further information refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended
      September 30, 2000.

  2.  Other Financial Information
      (Dollars in millions; unaudited)
                                                   December 31,  September 30,
                                                       2000          2000
                                                     --------      --------
      Inventories
      -----------
      Finished products                              $  875.7         861.8
      Raw materials and work in process               1,341.9       1,190.9
                                                     --------      --------
                                                     $2,217.6       2,052.7
                                                     ========      ========
      Property, plant and equipment, net
      ----------------------------------
      Property, plant and equipment, at cost         $6,524.7       6,411.6
      Less accumulated depreciation                   3,261.5       3,168.2
                                                     --------      --------
                                                     $3,263.2       3,243.4
                                                     ========      ========
      Other assets, other
      -------------------
      Equity and other investments                   $  226.4         227.0
      Retirement plans                                  321.1         311.2
      Leveraged leases                                  178.9         179.4
      Other                                             438.4         400.6
                                                     --------      --------
                                                     $1,164.8       1,118.2
                                                     ========      ========
      Other liabilities
      -----------------
      Minority interest                              $  105.5         104.4
      Postretirement plans, excl. current portion       310.1         311.3
      Deferred taxes                                    379.7         360.6
      Other                                             474.1         518.7
                                                     --------      --------
                                                     $1,269.4       1,295.0
                                                     ========      ========

      EMERSON ELECTRIC CO. AND SUBSIDIARIES                  FORM 10-Q

  3.  Business Segment Information

      Summarized information about the Company's operations by business segment for the three months ended December 31, 2000 and 1999, follows (dollars in millions):
                                                Sales              Earnings
                                           ----------------      -------------
                                             2000    1999        2000    1999
                                           -------- -------      -----   -----
      Process Control                      $  761.0   729.5       67.4    57.5
      Industrial Automation                   766.1   788.8      106.5   109.2
      Electronics and Telecommunications    1,086.6   566.4      147.6    70.5
      HVAC                                    519.7   540.9       74.7    79.0
      Appliance and Tools                     880.5   870.9      135.6   141.7
                                           -------- -------      -----   -----
                                            4,013.9 3,496.5      531.8   457.9
      Divested businesses                        --   138.1         --     7.7
      Differences in accounting methods                           48.1    44.5
      Interest income, corporate and other                        47.8    37.9
      Eliminations/Interest expense           (94.4)  (91.3)     (83.6)  (52.0)
                                           -------- -------      -----   -----
      Net sales/Income before income taxes $3,919.5 3,543.3      544.1   496.0
                                           ======== =======      =====   =====

      Divested businesses include the fiscal 2000 divestitures of Krautkramer, Vermont American, and other smaller businesses. Intersegment sales of the Appliance and Tools segment for the three months ended December 31, 2000 and 1999, respectively, were $75 million and $70 million.

  4. Effective October 1, 2000, the Company adopted Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (FAS 133) as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The adoption of FAS 133 did not have a material effect on the Company's operating results or financial condition.

  5. During the first quarter, the Company received $75 million from the divestiture of the Sweco specialty separation business resulting in a pre-tax gain of $60 million. Sales and earnings for Sweco are included in the Industrial Automation segment for first quarter 2001 and 2000.

  6. As reflected in the financial statements, nonstockholder changes in equity for the three months ended December 31, 2000 and 1999, were $312.5 million and $282.5 million, comprised of net earnings of $357.4 million and $324.9 million and foreign currency translation adjustments and other, net of $(44.9) million and $(42.4) million, respectively.

  7. The weighted average number of common shares outstanding (in millions) was 427.1 and 430.4 for the three months ended December 31, 2000 and 1999, respectively. The weighted average number of shares outstanding assuming dilution (in millions) was 431.6 and 434.5 for the three months ended December 31, 2000 and 1999, respectively. Dilutive shares primarily relate to stock plans.

  EMERSON ELECTRIC CO. AND SUBSIDIARIES                      Form 10-Q

  Items 2 and 3.  Management's Discussion and Analysis of Results of
                  Operations and Financial Condition.

  Sales, net earnings and earnings per share for the first quarter of fiscal 2001 were the highest for any first quarter in the Company's history.

  Net sales for the quarter ended December 31, 2000, were $3,919.5 million, an increase of 10.6 percent over net sales of $3,543.3 million for the quarter ended December 31, 1999. Underlying sales increased nearly 8 percent, excluding the impact of acquisitions, divestitures, and a 4 percentage point unfavorable impact from currency, reflecting the Company's effort to reposition into faster growth areas and the success of growth initiatives. Underlying domestic sales showed moderate growth while underlying International destination sales had a very strong increase, driven by very strong growth in Europe and robust growth in both Asia and Latin America.

  The process control business reported a 4 percent increase in sales driven by underlying growth exceeding 6 percent - the strongest core increase the business has recorded in over two years. The increase was led by project wins associated with PlantWeb field-based automation architecture and Fieldbus-based instruments. These results reflect strong growth in Europe and Asia and moderate growth in the United States.

  Underlying sales in the industrial automation business increased moderately, but significantly unfavorable currency translation led to a 3 percent decline in reported sales. Strong growth in Europe and Asia was dampened by a softer U.S. industrial environment.

  Sales in the electronics and telecommunications business increased 92 percent, driven by the Jordan Telecommunication Products (now Emerson Telecommunications Products) and Ericsson Energy Systems (now Emerson Energy Systems) acquisitions. Organic sales, restated for these acquisitions, increased nearly 30 percent, driven by very strong growth in the United States and major international markets, with sales in Asia nearly doubling. The breadth of geographic, customer, technology and services coverage has buffered this business from the weakness evident in the telecom and computing-related markets.

  The heating, ventilating and air conditioning business experienced a 4 percent decline in sales, due to unfavorable currency translation and a slight decline in underlying sales. Europe, Asia, and Latin America each registered strong gains in underlying sales, but the cool northeastern U.S. summer in 2000 reduced the need for replenishing inventory ahead of the 2001 cooling season.

  The appliance and tools business reported a 1 percent sales increase, with moderate tools and storage solutions gains offsetting the weak North America appliance market. Our storage solutions businesses - which include the popular ClosetMaid and METRO-branded products - realized strong growth, as did In-Sink-Erator waste disposers. Our strong partnerships with key retailers, including The Home Depot and Sears, have been integral to this success. Appliance sales were affected by the overall reduction in unit shipments during the quarter.

  EMERSON ELECTRIC CO. AND SUBSIDIARIES                      Form 10-Q

  Cost of sales for the first quarter of fiscal 2001 and 2000 was $2,531.4 million, and $2,288.8 million, respectively. Cost of sales as a percent of net sales was 64.6 percent in the first quarter of each fiscal period. Selling, general and administrative expenses for the three months ended December 31, 2000, were $774.0 million, or 19.7 percent of sales, compared to $701.9 million, or 19.8 percent of sales, for the same period a year ago. The consolidated operating margin increased 0.1 point reflecting a 0.5 point improvement in underlying operating margins, partially offset by the addition of lower margin acquisitions and business mix.

  Earnings before interest and income taxes increased 14.5 percent. Other (income) deductions, net increased $18 million. This change reflects a $60 million pre-tax gain from the sale of Sweco which was substantially offset by higher costs for the rationalization of operations and lower royalty income. The operating earnings for the first quarter of 2001 were also negatively impacted by the translation effect of the stronger U.S. dollar. Earnings before interest and income taxes in the process control business increased 17 percent in the first quarter of 2000, primarily due to solid underlying sales growth and improved operating margins. Earnings of the electronics and telecommunications business increased by 109 percent compared to the first quarter, reflecting robust sales growth driven by the network power businesses, acquisitions and improved margins. Reported earnings of the appliance and tools business declined 4 percent, due to both the appliance and motors sales weakness as well as mix in the tools area.

  Financial Condition

  A comparison of key elements of the Company's financial condition at the end of the first quarter as compared to the end of the prior fiscal year follows:
                                                    December 31,  September 30,
                                                        2000          2000
                                                     ---------     ---------
  Working capital (in millions)                      $   384.3     $   263.9
  Current ratio                                       1.1 to 1      1.1 to 1
  Total debt to total capital                            41.9%         41.8%
  Net debt to net capital                                39.9%         40.2%

  The Company's interest coverage ratio (earnings before income taxes and interest expense, divided by interest expense) was 7.5 times for the three months ended December 31, 2000, compared to 10.5 times for the same period one year earlier. The decrease in the interest coverage ratio reflects higher average borrowings resulting from acquisitions and higher interest rates, partially offset by earnings growth. In the first quarter of fiscal 2001, the Company terminated the swap of $400 million of 7 7/8% 5-year bonds originally swapped to floating U.S. commercial paper rates. Also in the first quarter, the Company entered into an interest rate swap agreement, which fixed the rate on $250 million of commercial paper at 6.0 percent through December 2010. Additionally, the Company increased its shelf registration with the Securities and Exchange Commission to $2 billion.

  Cash and equivalents increased by $78.9 million during the three months ended December 31, 2000. Cash flow provided by operating activities of $277.1 million, a net increase in borrowings of $119.6 million, and the cash flow provided by divestiture of business and other, net of $52.2

  EMERSON ELECTRIC CO. AND SUBSIDIARIES                      FORM 10-Q

  million were used primarily to fund purchases of businesses of $55.3 million, pay dividends of $164.0 million and fund capital expenditures of $150.3 million. Operating cash flow for the quarter declined 9 percent relative to the first quarter of fiscal 2000, reflecting the slowing of consumer-related businesses, which created a short-term buildup of inventory. Additional working capital was also required to support the continued rapid growth in network power products.

  The Company is in a strong financial position and has the resources available for reinvestment in existing businesses, strategic acquisitions and managing the capital structure on a short- and long-term basis.

  Statements in this report that are not strictly historical may be "forward-looking" statements, which involve risks and uncertainties. These include economic and currency conditions, market demand, pricing, and competitive and technological factors, among others which are set forth in the Company's Annual Report on Form 10-K for the year ended September 30, 2000.

                     PART II. OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K.

   (a) Exhibits (Listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

        12    Ratio of Earnings to Fixed Charges

   (b) Reports on Form 8-K. Pursuant to Item 5, the Company filed Reports on Form 8-K dated October 3, 2000, and November 7, 2000, to announce the date of the annual meeting of stockholders. Pursuant to Item 9, the Company filed Reports on Form 8-K dated November 2, 2000, November 28, 2000, and December 20, 2000, furnishing Regulation FD disclosures.



                               SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    EMERSON ELECTRIC CO.


  Date: February 12, 2001       By  /s/ W. J. Galvin
                                    -----------------------
                                    Walter J. Galvin
                                    Executive Vice President
                                    and Chief Financial Officer

                                    (on behalf of the registrant and
                                    as Chief Financial Officer)