Form 10-Q
period 2001-03-31
EMERSON ELECTRIC CO
filed 2001-05-11
CIK 32604


UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

______________________

FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ____________________ to __________________

Commission file number 1-278

EMERSON ELECTRIC CO.

(Exact name of registrant as specified in its charter)

Missouri (State or other jurisdiction of incorporation or organization)	43-0259330 (I.R.S. Employer Identification No.)

8000 W. Florissant Ave. P.O. Box 4100 St. Louis, Missouri (Address of principal executive offices)	63136 (Zip Code)

Registrant's telephone number, including area code: (314) 553-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Common stock outstanding at March 31, 2001: 428,452,143 shares.

                                                                     FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2001 AND 2000
(Dollars in millions except per share amounts; unaudited)

Three Months	Six Months

	2001	2000	2001	2000
Net Sales	$4,103.3	3,894.7	8,022.8	7,438.0
Costs and expenses
Cost of sales Selling, general and administrative expenses Interest expense Other deductions, net Total costs and expenses	2,652.5 790.0 79.3 36.1 3,557.9	2,514.3 743.3 69.0 29.5 3,356.1	5,184.0 1,564.0 162.9 22.4 6,933.3	4,803.1 1,445.2 121.0 34.1 6,403.4
Income before income taxes	545.4	538.6	1,089.5	1,034.6
Income taxes	186.7	185.8	373.4	356.9
Net earnings	$ 358.7	352.8	716.1	677.7
Basic earnings per common share	$ .84	.83	1.68	1.58
Diluted earnings per common share	$ .83	.82	1.66	1.57
Cash dividends per common share	$ .3825	.3575	.765	.715

See accompanying notes to consolidated financial statements.

Note: Diluted earnings per common share, excluding goodwill amortization	$ .92	.90	1.83	1.72

                    EMERSON ELECTRIC CO. AND SUBSIDIARIES          FORM 10-Q
CONSOLIDATED BALANCE SHEETS
(Dollars in millions except per share amounts; unaudited)

ASSETS	March 31, 2001	September 30, 2000
CURRENT ASSETS Cash and equivalents Receivables, less allowances of $63.2 and $58.5 Inventories Other current assets	$ 403.6 2,879.5 2,211.8 454.4	280.8 2,705.6 2,052.7 443.6
Total current assets	5,949.3	5,482.7
PROPERTY, PLANT AND EQUIPMENT, NET	3,302.6	3,243.4
OTHER ASSETS Goodwill Other	5,325.4 1,160.0	5,320.0 1,118.2
Total other assets	6,485.4 $ 15,737.3	6,438.2 15,164.3
LIABILITIES AND STOCKHOLDERS' EQUITY CURRENT LIABILITIES Short-term borrowings and current maturities of long-term debt Accounts payable Accrued expenses Income taxes	$ 2,521.4 1,263.9 1,462.6 260.4	2,352.7 1,210.6 1,390.6 264.9
Total current liabilities	5,508.3	5,218.8
LONG-TERM DEBT	2,279.2	2,247.7
OTHER LIABILITIES	1,269.3	1,295.0

STOCKHOLDERS' EQUITY
  Preferred stock of $2.50 par value per share.
    Authorized 5,400,000 shares; issued - none   Common stock of $.50 par value per share.
    Authorized 1,200,000,000 shares; issued
    476,677,006 shares
  Additional paid in capital
  Retained earnings
  Accumulated other nonstockholder
    changes in equity
  Cost of common stock in treasury, 48,224,863
    shares and 49,200,165 shares

	-- 238.3 20.2 9,000.9 (661.8) (1,917.1)	-- 238.3 53.0 8,612.9 (578.6) (1,922.8)
Total stockholders' equity	6,680.5 $ 15,737.3	6,402.8 15,164.3

See accompanying notes to consolidated financial statements.

                                                                   FORM 10-Q

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2001 AND 2000
(Dollars in millions; unaudited)

	2001	2000

OPERATING ACTIVITIES
  Net earnings
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation and amortization
      Changes in operating working capital
      Gain on divestiture of businesses and other

         Net cash provided by operating activities

	$ 716.1 352.2 (287.8) (107.0) 673.5	677.7 335.6 (277.9) (45.8) 689.6
INVESTING ACTIVITIES Capital expenditures Purchases of businesses, net of cash and equivalents acquired Divestiture of businesses and other, net Net cash used in investing activities	(291.2) (139.0) 42.3 (387.9)	(297.4) (1,165.3) 31.5 (1,431.2)

FINANCING ACTIVITIES
  Net increase in short-term borrowings
  Proceeds from long-term debt
  Principal payments on long-term debt
  Dividends paid
  Net purchases of treasury stock

         Net cash (used in) provided by financing
           activities

	183.0 40.1 (21.9) (328.1) (37.2) (164.1)	1,466.8 106.8 (16.7) (307.9) (391.8) 857.2
Effect of exchange rate changes on cash and equivalents	1.3	(8.3)
INCREASE IN CASH AND EQUIVALENTS	122.8	107.3
Beginning cash and equivalents	280.8	266.1
ENDING CASH AND EQUIVALENTS	$ 403.6	373.4

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

2. Other Financial Information
  (Dollars in millions; unaudited)
	March 31, 2001	September 30, 2000
Inventories Finished products Raw materials and work in process	$ 885.7 1,326.1 $ 2,211.8	861.8 1,190.9 2,052.7

Property, plant and equipment, net Property, plant and equipment, at cost Less accumulated depreciation	$ 6,668.7 3,366.1 $ 3,302.6	6,411.6 3,168.2 3,243.4

Other assets, other Equity and other investments Retirement plans Leveraged leases Other	$ 225.4 336.0 175.6 423.0 $ 1,160.0	227.0 311.2 179.4 400.6 1,118.2

Other liabilities Minority interest Postretirement plans, excl. current portion Deferred taxes Other	$ 103.9 310.7 401.2 453.5 $ 1,269.3	104.4 311.3 360.6 518.7 1,295.0


EMERSON ELECTRIC CO. AND SUBSIDIARIES                              FORM 10-Q

3. Business Segment Information

Summarized information about the Company's operations by business segment for the three and six months ended March 31, 2001 and 2000, follows (dollars in millions):

                                             SALES                  EARNINGS
Three months ended March 31, Process Control Industrial Automation Electronics and Telecommunications HVAC Appliance and Tools	2001 $ 837.9 772.5 1,025.2 683.1 900.3 4,219.0	2000 747.7 811.3 712.9 670.8 920.1 3,862.8	2001 82.3 105.1 131.2 106.4 132.2 557.2	2000 57.0 116.0 96.2 106.7 150.7 526.6
Divested businesses Differences in accounting methods Interest income, corporate and other Eliminations/Interest expense	-- (115.7)	133.4 (101.5)	-- 49.6 17.9 (79.3)	10.9 48.2 21.9 (69.0)
Net sales/Income before income taxes	$4,103.3	3,894.7	545.4	538.6

                                             SALES                  EARNINGS
Six months ended March 31, Process Control Industrial Automation Electronics and Telecommunications HVAC Appliance and Tools	2001 $1,598.9 1,538.6 2,111.8 1,202.8 1,780.8 8,232.9	2000 1,477.2 1,600.1 1,279.3 1,211.7 1,791.0 7,359.3	2001 149.7 211.6 278.8 181.1 267.8 1,089.0	2000 114.5 225.2 166.7 185.7 292.4 984.5
Divested businesses Differences in accounting methods Interest income, corporate and other Eliminations/Interest expense	-- (210.1)	271.5 (192.8)	-- 97.7 65.7 (162.9)	18.6 92.7 59.8 (121.0)
Net sales/Income before income taxes	$8,022.8	7,438.0	1,089.5	1,034.6

Divested businesses include the fiscal 2000 divestitures of Krautkramer and Vermont American, and other smaller businesses. Intersegment sales of the Appliance and Tools segment for the three months ended March 31, 2001 and 2000, respectively, were $98 million and $84 million. Intersegment sales of the Appliance and Tools segment for the six months ended March 31, 2001 and 2000, respectively, were $173 million and $154 million.


EMERSON ELECTRIC CO. AND SUBSIDIARIES                              FORM 10-Q

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

5. During the first quarter, the Company received $75 million from the divestiture of the Sweco specialty separation business resulting in a pre-tax gain of $60 million. Sales and earnings for Sweco are included in the Industrial Automation segment for 2001 and 2000.

6. As reflected in the financial statements, nonstockholder changes in equity for the three months ended March 31, 2001 and March 31, 2000, were $320.4 million and $281.9 million comprised of net earnings of $358.7 million and $352.8 million and foreign currency translation adjustments and other of $(38.3) million and $(70.9) million, respectively. Nonstockholder changes in equity for the six months ended March 31, 2001, and March 31, 2000, were $632.9 million and $564.4 million comprised of net earnings of $716.1 million and $677.7 million and foreign currency translation adjustments and other of $(83.2) million and $(113.3) million, respectively.

7. The weighted average number of common shares outstanding (in millions) was 426.9 and 427.2 for the three months ended March 31, 2001 and 2000, and 427.0 and 428.8 for the six months ended March 31, 2001 and 2000, respectively. The weighted average number of shares outstanding assuming dilution (in millions) was 431.4 and 430.7 for the three months ended March 31, 2001 and 2000, and 431.5 and 432.6 for the six months ended March 31, 2001 and 2000, respectively. Dilutive shares primarily relate to employee stock plans.


EMERSON ELECTRIC CO. AND SUBSIDIARIES                           FORM 10-Q

Items 2 and 3. Management's Discussion and Analysis of Results of Operations                and Financial Condition.

Results of Operations

Emerson achieved record sales, net earnings and earnings per share for the second quarter and first six months of fiscal year 2001. The results reflect strong sales increases in the process and network power businesses, as well as widespread strength in international markets.

Net sales were $4,103.3 million for the quarter ended March 31, 2001, up
5 percent over net sales of $3,894.7 million for the quarter ended March 31, 2000, and $8,022.8 million for the six months ended March 31, 2001, up
8 percent over net sales of $7,438.0 million for the same period a year ago. Second quarter results reflect solid underlying sales growth and the success of our major growth initiatives. Underlying sales increased 6 percent, excluding the impact of acquisitions, divestitures, and a 2 percentage point unfavorable impact from currency. Underlying domestic sales showed modest growth while underlying international sales had a very strong increase, driven by very strong growth in Europe, Asia and Latin America.

The process control business sales increased 12 percent, reflecting the continued success of PlantWeb ™ field-based architecture and increasing participation in the solutions and services aspects of major process projects. Underlying sales were very strong in all major geographic regions - the United States, Europe, Asia and Latin America - reflecting customers return to investing in capital projects. Differentiation via PlantWeb technology investment, combined with strategic organizational changes and acquisitions, have positioned the Company as a full solutions and services provider enabled to deliver more total value to customers than ever before.

Underlying sales in the industrial automation business were in line with a year ago, with strong international increases in Europe and Asia offsetting softness in the U.S. capital goods market. Reported sales declined 5 percent, reflecting unfavorable currency exchange. Ongoing issues with the U.S. power grid are triggering increased awareness and demand in alternators for backup and distributed power applications.

Sales in the electronics and telecommunications business increased
44 percent. Approximately one-half of the increase was driven by very strong underlying sales growth with the remainder due to the acquisition of Ericsson's Energy Systems division, renamed Emerson Energy Systems. Diverse products and end-market presence helped to continue growth at a solid rate, as did international breadth, with Europe, Asia and Latin America each posting very strong sales growth.


EMERSON ELECTRIC CO. AND SUBSIDIARIES                           FORM 10-Q

The heating, ventilating and air conditioning business sales increased
2 percent. Europe and Asia continued to realize strong sales gains, partially offset by flat sales in the United States. Copeland Scroll compressor technology continues to create opportunities to drive this segment internationally, particularly in Europe and Asia. Inventory levels in the United States have normalized from the high levels earlier in the year that were caused by the cool Northeast summer in 2000.

The appliance and tools business reported a 2 percent decline in sales, with the contribution of recent acquisitions offset by softness in appliance-related products and unfavorable currency exchange. During the quarter, a new shelving initiative was launched with Wal-Mart that encompasses both ClosetMaid ™ coated wire and Stack-A-Shelf ® laminated wood shelving for home applications. Innovative programs such as this have helped the Company to sustain rates higher than the overall market.

Cost of sales for the second quarter of fiscal 2001 and 2000 was $2,652.5 million and $2,514.3 million, respectively. Cost of sales as a percent of net sales was 64.6 percent in the second quarter of each fiscal period. Cost of sales for the six months ended March 31, 2001 was $5,184.0 or 64.6 percent of sales, compared to $4,803.1 million or 64.6 percent of sales for the same period a year ago. Selling, general and administrative expenses for the three months ended March 31, 2001, were $790.0 million, or 19.3 percent of sales, compared to $743.3 million, or 19.0 percent of sales for the same period a year ago. For the first six months of 2001, selling, general and administrative expenses were $1,564.0 million or 19.5 percent of sales, compared to $1,445.2 million or 19.4 percent of sales for the same period in 2000.

Earnings before interest and income taxes for the second quarter increased 2.8 percent. The underlying operating margin improved 0.4 points, although the addition of lower-margin acquisitions led to a decline of 0.3 points. Disciplined ongoing focus on cost reductions, including the company-wide intranet-based consolidation of purchasing and other e-business activities, continues to drive underlying improvement. Earnings before interest and income taxes in the process business increased 44 percent in the second quarter of 2001, driven by strong increases in the valves, systems and solutions businesses, as well as the Daniel operations acquired in 1999. The electronics and telecommunications earnings increased 36 percent, reflecting very strong sales growth and acquisitions. Earnings of the appliance and tools business decreased compared to the same period a year ago, resulting from a modest decline in sales due to weakness in the appliance market.

                                        9


EMERSON ELECTRIC CO. AND SUBSIDIARIES                           FORM 10-Q

Financial Condition

A comparison of key elements of the Company's financial condition at the end of the second quarter as compared to the end of the prior fiscal year follows:
	March 31, 2001	September 30, 2000
Working capital (in millions) Current ratio Total debt to total capital Net debt to net capital	$ 441.0 1.1 to 1 41.8% 39.7%	$ 263.9 1.1 to 1 41.8% 40.2%

The Company's interest coverage ratio (earnings before income taxes and interest expense, divided by interest expense) was 7.7 times for the six months ended March 31, 2001, compared to 9.6 times for the same period one year earlier. The decrease in the interest coverage ratio reflects higher average borrowings resulting from acquisitions and higher interest rates, partially offset by earnings growth. In the first quarter of fiscal 2001, the Company terminated the swap of $400 million of 7 7/8% 5-year bonds originally swapped to floating U.S. commercial paper rates. Also in the first quarter, the Company entered into an interest rate swap agreement, which fixed the rate of $250 million of commercial paper at 6.0 percent through December 2010. Additionally, the Company increased its shelf registration with the Securities and Exchange Commission to $2 billion. In the second quarter, the Company terminated the swap of $250 million of 5.85% 10-year bonds originally swapped to floating U.S. commercial paper rates.

Cash and equivalents increased by $122.8 million during the six months ended March 31, 2001. Cash flow provided by operating activities of $673.5 million and a net increase in borrowings of $201.2 million were used primarily to fund purchases of businesses of $139.0 million, pay dividends of $328.1 million, fund capital expenditures of $291.2 million, and fund net purchases of treasury stock of $37.2 million.

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


EMERSON ELECTRIC CO. AND SUBSIDIARIES                         FORM 10-Q

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Stockholders on February 6, 2001, matters described in the Notice of Annual Meeting of Stockholders dated December 4, 2000, were voted upon.

1. The directors listed below were elected for terms ending in 2004 with voting for each as follows:
DIRECTOR	FOR	WITHHELD
J. G. Berges D. N. Farr R. L. Ridgway W. M. Van Cleve E. E. Whitacre, Jr.	344,652,142 367,767,634 367,502,026 352,291,728 367,463,581	26,727,067 3,611,575 3,877,183 19,087,481 3,915,628

2. The proposal to approve the amendment to the Restated Articles of Incorporation to limit the liability of directors was approved by a vote of 362,596,204 in favor to 6,311,108 against, with 2,466,894 abstaining.

3. The stockholders' proposal on sexual orientation failed by a vote of 39,932,791 in favor to 271,909,126 against, with 12,854,239 abstaining.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits (Listed by numbers corresponding to the Exhibit Table of Item     601 in Regulation S-K).

    3(a) Restated Articles of Incorporation of Emerson Electric Co., filed herewith; and Amendment to Restated Articles, incorporated by reference to Emerson Electric Co. 2001 Proxy Statement dated
         December 4, 2000.

    3(b) Bylaws of Emerson Electric Co., as amended through October 11, 2000,          incorporated by reference to Emerson Electric Co. 1998 Form 10-K,           Exhibit 3(b).

    12   Ratio of Earnings to Fixed Charges

(b) Pursuant to Item 9, the Company filed Reports on Form 8-K dated
    January 9, 2001, January 29, 2001, February 26, 2001, and March 23, 2001,
    furnishing Regulation FD disclosures.


EMERSON ELECTRIC CO. AND SUBSIDIARIES                       FORM 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  EMERSON ELECTRIC CO.

Date: May 11, 2001             By /s/ Walter J. Galvin
                                  -----------------------
                                  Walter J. Galvin
                                  Executive Vice President
                                  and Chief Financial Officer

                                 (on behalf of the registrant and
                                  as Chief Financial Officer)