Form 10-K/A
period 2000-09-30
EMERSON ELECTRIC CO
filed 2001-07-03
CIK 32604

                                     UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, D.C. 20549

                                        FORM 10-K/A
                                      Amendment No. 1 to the

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

            Title of each class               Name of each exchange on which
                                              registered

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

 Common stock outstanding at October 31, 2000: 428,758,015 shares.

                  Documents Incorporated by Reference

 1. Portions of Emerson Electric Co. 2000 Annual Report to Stockholders (Parts I and II).

 2. Portions of Emerson Electric Co. Notice of 2001 Annual Meeting of the Stockholders and Proxy Statement (Part III).

 Explanatory Note:

 This amendment to the Form 10-K for the fiscal year ended September 30, 2000, is filed to remove "diluted earnings per common share, excluding goodwill amortization" from the Consolidated Statements of Earnings within Item 8, and to report divested businesses within the business segments in Note 12 of Notes to Consolidated Financial Statements within Item 8, along with the corresponding narrative discussion of business segments within Item 7.

                                   PART II

 Item 7.  Management's Discussion and Analysis of Financial Condition
 --------------------------------------------------------------------
          and Results of Operations
          -------------------------

 Narrative discussion appearing under "Results of Operations", "Financial Position, Capital Resources and Liquidity", and the "Safe Harbor Statement" in
 Exhibit 99 attached hereto are hereby incorporated by reference.

 Item 8.  Financial Statements and Supplementary Data
 ----------------------------------------------------

 The consolidated financial statements of the Company and its subsidiaries and the report thereon of KPMG LLP appearing in Exhibit 99 attached hereto are hereby incorporated by reference.

                                PART IV

 Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
 --------------------------------------------------------------------------

 A)  Documents filed as a part of this report:

     1. The consolidated financial statements of the Company and its subsidiaries and the report thereon of KPMG LLP attached as Exhibit 99 hereto.

     2.   Financial Statement Schedules

          All schedules are omitted because they are not required, not applicable or the information is given in the financial statements or notes thereto contained in Exhibit 99 attached hereto.

     3.   Exhibits

          23    Independent Auditors' Consent.

          99 Financial Review and Consolidated Financial Statements for the fiscal year ended September 30, 2000.





                                       SIGNATURES

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

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

 Date:  July 3, 2001