Form 10-Q/A
period 2000-12-31
EMERSON ELECTRIC CO
filed 2001-07-03
CIK 32604

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            ______________________

                                  FORM 10-Q/A
                            Amendment No. 1 to the


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

  Explanatory Note:

  This amendment to the Form 10-Q for the quarterly period ended December 31, 2000, is filed to remove "diluted earnings per common share, excluding goodwill amortization" from the Consolidated Statements of Earnings, and to report divested businesses within the business segments in Note 3 of Notes to Consolidated Financial Statements, along with the corresponding narrative discussion of business segments appearing under "Results of Operations" in Item 2.


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
                                                     ========      ========

      EMERSON ELECTRIC CO. AND SUBSIDIARIES                  FORM 10-Q

  3.  Business Segment Information

      Summarized information about the Company's operations by business segment for the three months ended December 31, 2000 and 1999, follows (dollars in millions):

                                                Sales              Earnings
                                           ----------------      -------------
                                             2000    1999        2000    1999
                                           -------- -------      -----   -----
      Process Control                      $  761.0   729.5       67.4    57.5
      Industrial Automation                   766.1   807.7      106.5   111.9
      Electronics and Telecommunications    1,086.6   590.7      147.6    70.9
      HVAC                                    519.7   540.9       74.7    79.0
      Appliance and Tools                     880.5   965.8      135.6   146.3
                                           -------- -------      -----   -----
                                            4,013.9 3,634.6      531.8   465.6
      Differences in accounting methods                           48.1    44.5
      Interest income, corporate and other                        47.8    37.9
      Eliminations/Interest expense           (94.4)  (91.3)     (83.6)  (52.0)
                                           -------- -------      -----   -----
      Net sales/Income before income taxes $3,919.5 3,543.3      544.1   496.0
                                           ======== =======      =====   =====

      Divested businesses (Krautkramer, Sweco, Vermont American, and other smaller businesses) are included in the applicable segments. Intersegment sales of the Appliance and Tools segment for the three months ended December 31, 2000 and 1999, respectively, were $75 million and $70 million.

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

  Underlying sales in the industrial automation business increased moderately, but significantly unfavorable currency translation and the impact of the Krautkramer divestiture led to a 5 percent decline in reported sales. Strong growth in Europe and Asia was dampened by a softer U.S. industrial environment.

  Sales in the electronics and telecommunications business increased 84 percent, driven by the Jordan Telecommunication Products (now Emerson Telecommunications Products) and Ericsson Energy Systems (now Emerson Energy Systems) acquisitions. Organic sales, restated for these acquisitions, increased nearly 30 percent, driven by very strong growth in the United States and major international markets, with sales in Asia nearly doubling. The breadth of geographic, customer, technology and services coverage has buffered this business from the weakness evident in the telecom and computing-related markets.

  The heating, ventilating and air conditioning business experienced a 4 percent decline in sales, due to unfavorable currency translation and a slight decline in underlying sales. Europe, Asia, and Latin America each registered strong gains in underlying sales, but the cool northeastern U.S. summer in 2000 reduced the need for replenishing inventory ahead of the 2001 cooling season.

  The appliance and tools business reported a 9 percent decrease in sales. Excluding the impact of the Vermont American divestiture, sales of the appliance and tools business increased 1 percent, with moderate tools and storage solutions gains offsetting the weak North America appliance market. Our storage solutions businesses - which include the popular ClosetMaid and METRO-branded products - realized strong growth, as did In-Sink-Erator waste disposers. Our strong partnerships with key retailers, including The Home Depot and Sears, have been integral to this success. Appliance sales were affected by the overall reduction in unit shipments during the quarter.

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

  Earnings before interest and income taxes increased 14.5 percent. Other (income) deductions, net increased $18 million. This change reflects a $60 million pre-tax gain from the sale of Sweco which was substantially offset by higher costs for the rationalization of operations and lower royalty income. The operating earnings for the first quarter of 2001 were also negatively impacted by the translation effect of the stronger U.S. dollar. Earnings before interest and income taxes in the process control business increased 17 percent in the first quarter of 2000, primarily due to solid underlying sales growth and improved operating margins. Earnings of the electronics and telecommunications business increased by 108 percent compared to the first quarter, reflecting robust sales growth driven by the network power businesses, acquisitions and improved margins. Reported earnings of the appliance and tools business declined 7 percent, due to the divestiture of Vermont American, the appliance and motors sales weakness as well as mix in the tools area.

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

  EMERSON ELECTRIC CO. AND SUBSIDIARIES                      FORM 10-Q

  Cash and equivalents increased by $78.9 million during the three months ended December 31, 2000. Cash flow provided by operating activities of $277.1 million, a net increase in borrowings of $119.6 million, and the cash flow provided by divestiture of business and other, net of $52.2 million were used primarily to fund purchases of businesses of $55.3 million, pay dividends of $164.0 million and fund capital expenditures of $150.3 million. Operating cash flow for the quarter declined 9 percent relative to the first quarter of fiscal 2000, reflecting the slowing of consumer-related businesses, which created a short-term buildup of inventory. Additional working capital was also required to support the continued rapid growth in network power products.

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





                               SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    EMERSON ELECTRIC CO.


  Date: July 3, 2001           By   /s/ W. J. Galvin
                                    -----------------------
                                    Walter J. Galvin
                                    Executive Vice President
                                    and Chief Financial Officer

                                    (on behalf of the registrant and
                                    as Chief Financial Officer)