Form 10-Q/A
period 2001-03-31
EMERSON ELECTRIC CO
filed 2001-07-03
CIK 32604

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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to Such filing requirements for the past 90 days. Yes (X) No ( )



      Common stock outstanding at March 31, 2000:  428,452,143 shares.

  Explanatory Note:

  This amendment to the Form 10-Q for the quarterly period ended March 31, 2001, is filed to remove "diluted earnings per common share, excluding goodwill amortization" from the Consolidated Statements of Earnings, and to report divested businesses within the business segments in Note 3 of Notes to Consolidated Financial Statements, along with the corresponding narrative discussion of business segments appearing under "Results of Operations" in
  Item 2.

                         PART I.  FINANCIAL INFORMATION               FORM 10-Q
                         Item 1.  Financial Statements.

                    EMERSON ELECTRIC CO. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS
           THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2001 AND 2000
           (Dollars in millions except per share amounts; unaudited)

                                         Three Months           Six Months
                                     --------------------   -------------------
                                        2001       2000       2001       2000
                                     ---------   --------   --------   --------

   Net sales                         $ 4,103.3    3,894.7    8,022.8    7,438.0
                                     ---------   --------   --------   --------
   Costs and expenses:
     Cost of sales                     2,652.5    2,514.3    5,184.0    4,803.1
     Selling, general and
       administrative expenses           790.0      743.3    1,564.0    1,445.2
     Interest expense                     79.3       69.0      162.9      121.0
     Other deductions, net                36.1       29.5       22.4       34.1
                                     ---------   --------   --------   --------
       Total costs and expenses        3,557.9    3,356.1    6,933.3    6,403.4
                                     ---------   --------   --------   --------
   Income before income taxes            545.4      538.6    1,089.5    1,034.6

   Income taxes                          186.7      185.8      373.4      356.9
                                     ---------   --------   --------   --------
   Net earnings                      $   358.7      352.8      716.1      677.7
                                     =========   ========   ========   ========

   Basic earnings per common share   $     .84        .83       1.68       1.58
                                     =========   ========   ========   ========

   Diluted earnings per common share $     .83        .82       1.66       1.57
                                     =========   ========   ========   ========

   Cash dividends per common share   $   .3825      .3575       .765      .715
                                     =========   ========   ========   ========





   See accompanying notes to consolidated financial statements.

                       EMERSON ELECTRIC CO. AND SUBSIDIARIES          FORM 10-Q
                            CONSOLIDATED BALANCE SHEETS
             (Dollars in millions except per share amounts; unaudited)

                                                       March 31,  September 30,
                ASSETS                                    2001        2000
                ------                                 ---------    --------
   CURRENT ASSETS
     Cash and equivalents                              $   403.6       280.8
     Receivables, less allowances of $63.2 and $58.5     2,879.5     2,705.6
     Inventories                                         2,211.8     2,052.7
     Other current assets                                  454.4       443.6
                                                       ---------    --------
       Total current assets                              5,949.3     5,482.7
                                                       ---------    --------
   PROPERTY, PLANT AND EQUIPMENT, NET                    3,302.6     3,243.4
                                                       ---------    --------
   OTHER ASSETS
     Goodwill                                            5,325.4     5,320.0
     Other                                               1,160.0     1,118.2
                                                       ---------    --------
       Total other assets                                6,485.4     6,438.2
                                                       ---------    --------
                                                       $15,737.3    15,164.3
                                                       =========    ========
                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------
   CURRENT LIABILITIES
     Short-term borrowings and current maturities
       of long-term debt                               $ 2,521.4     2,352.7
     Accounts payable                                    1,263.9     1,210.6
     Accrued expenses                                    1,462.6     1,390.6
     Income taxes                                          260.4       264.9
                                                       ---------    --------
       Total current liabilities                         5,508.3     5,218.8
                                                       ---------    --------
   LONG-TERM DEBT                                        2,279.2     2,247.7
                                                       ---------    --------
   OTHER LIABILITIES                                     1,269.3     1,295.0
                                                       ---------    --------
   STOCKHOLDERS' EQUITY
     Preferred stock of $2.50 par value per share.
       Authorized 5,400,000 shares; issued - none             --          --
     Common stock of $.50 par value per share.
       Authorized 1,200,000,000 shares; issued
       476,677,006 shares                                  238.3       238.3
     Additional paid in capital                             20.2        53.0
     Retained earnings                                   9,000.9     8,612.9
     Accumulated other nonstockholder
       changes in equity                                  (661.8)     (578.6)
     Cost of common stock in treasury, 48,224,863
       shares and 49,200,165 shares                     (1,917.1)   (1,922.8)
                                                       ---------    --------
       Total stockholders' equity                        6,680.5     6,402.8
                                                       ---------    --------
                                                       $15,737.3    15,164.3
                                                       =========    ========
   See accompanying notes to consolidated financial statements.

                  EMERSON ELECTRIC CO. AND SUBSIDIARIES              FORM 10-Q
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 SIX MONTHS ENDED MARCH 31, 2001 AND 2000
                    (Dollars in millions; unaudited)
                                                               2001      2000
OPERATING ACTIVITIES                                         --------  --------
  Net earnings                                               $  716.1     677.7
  Adjustments to reconcile net earnings to net cash
     provided by operating activities:
       Depreciation and amortization                            352.2     335.6
       Changes in operating working capital                    (287.8)   (277.9)
       Gain on divestiture of businesses and other             (107.0)    (45.8)
                                                             --------  --------
         Net cash provided by operating activities              673.5     689.6
                                                             --------  --------
INVESTING ACTIVITIES
  Capital expenditures                                         (291.2)   (297.4)
  Purchases of businesses, net of cash and
     equivalents acquired                                      (139.0) (1,165.3)
  Divestiture of businesses and other, net                       42.3      31.5
                                                             --------  --------
         Net cash used in investing activities                 (387.9) (1,431.2)
                                                             --------  --------
FINANCING ACTIVITIES
  Net increase in short-term borrowings                         183.0   1,466.8
  Proceeds from long-term debt                                   40.1     106.8
  Principal payments on long-term debt                          (21.9)    (16.7)
  Dividends paid                                               (328.1)   (307.9)
  Net purchases of treasury stock                               (37.2)   (391.8)
                                                             --------  --------
         Net cash (used in) provided by financing              (164.1)    857.2
            activities
                                                             --------  --------
Effect of exchange rate changes on cash and equivalents           1.3      (8.3)
                                                             --------  --------
INCREASE IN CASH AND EQUIVALENTS                                122.8     107.3

Beginning cash and equivalents                                  280.8     266.1
                                                             --------  --------
ENDING CASH AND EQUIVALENTS                                  $  403.6     373.4
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

  2.  Other Financial Information
      (Dollars in millions; unaudited)
                                                      March 31,   September 30,
                                                        2001           2000
      Inventories                                     --------       -------
      -----------
      Finished products                               $  885.7         861.8
      Raw materials and work in process                1,326.1       1,190.9
                                                      --------       -------
                                                      $2,211.8       2,052.7
                                                      ========       =======

      Property, plant and equipment, net
      ----------------------------------
      Property, plant and equipment, at cost          $6,668.7       6,411.6
      Less accumulated depreciation                    3,366.1       3,168.2
                                                      --------       -------
                                                      $3,302.6       3,243.4
                                                      ========       =======

      Other assets, other
      -------------------
      Equity and other investments                    $  225.4         227.0
      Retirement plans                                   336.0         311.2
      Leveraged leases                                   175.6         179.4
      Other                                              423.0         400.6
                                                      --------       -------
                                                      $1,160.0       1,118.2
                                                      ========       =======

      Other liabilities
      -----------------
      Minority interest                               $  103.9         104.4
      Postretirement plans, excl. current portion        310.7         311.3
      Deferred taxes                                     401.2         360.6
      Other                                              453.5         518.7
                                                      --------       -------
                                                      $1,269.3       1,295.0
                                                      ========       =======

      EMERSON ELECTRIC CO. AND SUBSIDIARIES                           FORM 10-Q

   3. Business Segment Information

      Summarized information about the Company's operations by business segment for the three and six months ended March 31, 2001 and 2000, follows (dollars in millions):


                                                  Sales             Earnings
                                           -------------------   --------------
      Three months ended March 31,           2001      2000       2001    2000
      ----------------------------         --------   -------    -----    -----
      Process Control                      $ 837.9      747.7     82.3     57.0
      Industrial Automation                  772.5      830.4    105.1    117.8
      Electronics and Telecommunications   1,025.2      712.9    131.2     96.2
      HVAC                                   683.1      670.8    106.4    106.7
      Appliance and Tools                    900.3    1,034.4    132.2    159.8
                                           --------   -------    -----    -----
                                           4,219.0    3,996.2    557.2    537.5
      Differences in accounting methods                           49.6     48.2
      Interest income, corporate and other                        17.9     21.9
      Eliminations/Interest expense         (115.7)    (101.5)   (79.3)   (69.0)
                                           --------   -------    -----    -----
      Net sales/Income
       before income taxes                 $4,103.3   3,894.7    545.4    538.6
                                           ========   =======    =====    =====

                                                  Sales           Earnings
                                           ------------------  ----------------
      Six months ended March 31,             2001      2000      2001     2000
      --------------------------           --------   -------  -------  -------
      Process Control                      $1,598.9   1,477.2    149.7    114.5
      Industrial Automation                 1,538.6   1,638.1    211.6    229.7
      Electronics and Telecommunications    2,111.8   1,303.6    278.8    167.1
      HVAC                                  1,202.8   1,211.7    181.1    185.7
      Appliance and Tools                   1,780.8   2,000.2    267.8    306.1
                                           --------   -------  -------  -------
                                            8,232.9   7,630.8  1,089.0  1,003.1
      Differences in accounting methods                           97.7     92.7
      Interest income, corporate and other                        65.7     59.8
      Eliminations/Interest expense          (210.1)   (192.8)  (162.9)  (121.0)
                                           --------   -------   ------  -------
      Net sales/Income
       before income taxes                 $8,022.8   7,438.0  1,089.5  1,034.6
                                           ========   =======  =======  =======

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

      The process control business sales increased 12 percent, reflecting the continued success of PlantWeb (tm) field-based architecture and increasing participation in the solutions and services aspects of major process projects. Underlying sales were very strong in all major geographic regions - the United States, Europe, Asia and Latin America - reflecting customers return to investing in capital projects. Differentiation via PlantWeb technology investment, combined with strategic organizational changes and acquisitions, have positioned the Company as a full solutions and services provider enabled to deliver more total value to customers than ever before.

      Underlying sales in the industrial automation business were in line with a year ago, with strong international increases in Europe and Asia offsetting softness in the U.S. capital goods market. Reported sales declined 7 percent, reflecting unfavorable currency exchange and the impact of the Krautkramer and Sweco divestitures. Ongoing issues with the U.S. power grid are triggering increased awareness and demand in alternators for backup and distributed power applications.

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

      The appliance and tools business reported a 13 percent decline in sales, with the contribution of recent acquisitions more than offset by the impact of the Vermont American divestiture, softness in appliance-related products and unfavorable currency exchange. During the quarter, a new shelving initiative was launched with Wal-Mart that encompasses both ClosetMaid (tm) coated wire and Stack-A-Shelf (r) laminated wood shelving for home applications. Innovative programs such as this have helped the Company to sustain rates higher than the overall market.

      Cost of sales for the second quarter of fiscal 2001 and 2000 was $2,652.5 million and $2,514.3 million, respectively. Cost of sales as a percent of net sales was 64.6 percent in the second quarter of each fiscal period. Cost of sales for the six months ended March 31, 2001 was $5,184.0 or 64.6 percent of sales, compared to $4,803.1 million or 64.6 percent of sales for the same period a year ago. Selling, general and administrative expenses for the three months ended March 31, 2001, were $790.0 million, or 19.3 percent of sales, compared to $743.3 million, or
      19.0 percent of sales for the same period a year ago. For the first six months of 2001, selling, general and administrative expenses were $1,564.0 million of 19.5 percent of sales, compared to $1,445.2 million or 19.4 percent of sales for the same period in 2000.

      Earnings before interest and income taxes for the second quarter Increased 2.8 percent. The underlying operating margin improved 0.4 points, although the addition of lower-margin acquisitions led to a decline of 0.3 points. Disciplined ongoing focus on cost reductions, including the company-wide intranet-based consolidation of purchasing and other e-business activities, continues to drive underlying improvement. Earnings before interest and income taxes in the process business increased 44 percent in the second quarter of 2001, driven by strong increases in the valves, systems and solutions businesses, as well as the Daniel operations acquired in 1999. The electronics and telecommunications earnings increased 36 percent, reflecting very strong sales growth and acquisitions. Earnings of the appliance and tools business decreased compared to the same period a year ago, resulting from the divestiture of Vermont American and a modest decline in sales due to weakness in the appliance market.

      EMERSON ELECTRIC CO. AND SUBSIDIARIES                           FORM 10-Q

      Financial Condition

      A comparison of key elements of the Company's financial condition at the end of the second quarter as compared to the end of the prior fiscal year follows:

                                       March 31,      September 30,
                                         2001             2000
                                       --------         --------
      Working capital (in millions)    $  441.0         $  263.9
      Current ratio                    1.1 to 1         1.1 to 1
      Total debt to total capital          41.8%            41.8%
      Net debt to net capital              39.7%            40.2%

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