Form 10-Q
period 2001-06-30
EMERSON ELECTRIC CO
filed 2001-08-13
CIK 32604


UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

______________________

FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Common stock outstanding at June 30, 2001: 427,956,024 shares.

                                                                    FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2001 AND 2000
(Dollars in millions except per share amounts; unaudited)

                                         Three Months          Nine Months

                                        2001       2000      2001      2000
Net Sales	$3,904.9	4,041.8	11,927.7	11,479.8
Costs and expenses:
Cost of sales Selling, general and administrative expenses Interest expense Other deductions, net Total costs and expenses	2,540.3 731.2 72.1 58.1 3,401.7	2,605.1 767.3 83.2 12.1 3,467.7	7,724.3 2,295.2 235.0 80.5 10,335.0	7,408.2 2,212.5 204.2 46.2 9,871.1
Income before income taxes	503.2	574.1	1,592.7	1,608.7
Income taxes	172.8	200.4	546.2	557.3
Net earnings	$ 330.4	373.7	1,046.5	1,051.4
Basic earnings per common share	$ .77	.88	2.45	2.46
Diluted earnings per common share	$ .77	.87	2.43	2.44
Cash dividends per common share	$ _.3825	.3575	1.1475	1.0725

See accompanying notes to consolidated financial statements.

                    EMERSON ELECTRIC CO. AND SUBSIDIARIES          FORM 10-Q
CONSOLIDATED BALANCE SHEETS
(Dollars in millions except per share amounts; unaudited)

ASSETS	June 30, 2001	September 30, 2000
CURRENT ASSETS Cash and equivalents Receivables, less allowances of $70.0 and $58.5 Inventories Other current assets	$ 423.2 2,717.2 2,058.9 471.5	280.8 2,705.6 2,052.7 443.6
Total current assets	5,670.8	5,482.7
PROPERTY, PLANT AND EQUIPMENT, NET	3,280.0	3,243.4
OTHER ASSETS Goodwill Other	5,225.0 1,301.6	5,320.0 1,118.2
Total other assets	6,526.6 $ 15,477.4	6,438.2 15,164.3
LIABILITIES AND STOCKHOLDERS' EQUITY CURRENT LIABILITIES Short-term borrowings and current maturities of long-term debt Accounts payable Accrued expenses Income taxes	$ 2,394.3 1,163.2 1,521.5 117.6	2,352.7 1,210.6 1,390.6 264.9
Total current liabilities	5,196.6	5,218.8
LONG-TERM DEBT	2,276.5	2,247.7
OTHER LIABILITIES	1,294.7	1,295.0

STOCKHOLDERS' EQUITY
  Preferred stock of $2.50 par value per share.
    Authorized 5,400,000 shares; issued - none   Common stock of $.50 par value per share.
    Authorized 1,200,000,000 shares; issued
    476,677,006 shares
  Additional paid in capital
  Retained earnings
  Accumulated other nonstockholder
    changes in equity
  Cost of common stock in treasury, 48,720,982     shares and 49,200,165 shares

	-- 238.3 27.3 9,167.5 (770.8) (1,952.7)	-- 238.3 53.0 8,612.9 (578.6) (1,922.8)
Total stockholders' equity	6,709.6 $ 15,477.4	6,402.8 15,164.3
See accompanying notes to consolidated financial statements.

                                                                  FORM 10-Q

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2001 AND 2000
(Dollars in millions; unaudited)

	2001	2000

OPERATING ACTIVITIES
  Net earnings
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation and amortization
      Changes in operating working capital
      Gains on divestitures, pension funding and other

         Net cash provided by operating activities

	$ 1,046.5 536.2 (375.7) (194.1) 1,012.9	1,051.4 506.5 (309.6) (102.3) 1,146.0
INVESTING ACTIVITIES Capital expenditures Purchases of businesses, net of cash and equivalents acquired Divestitures of businesses and other, net Net cash used in investing activities	(409.8) (154.4) 170.9 (393.3)	(455.6) (1,909.8) 63.5 (2,301.9)

FINANCING ACTIVITIES
  Net increase in short-term borrowings
  Proceeds from long-term debt
  Principal payments on long-term debt
  Dividends paid
  Net purchases of treasury stock

         Net cash (used in) provided by financing
           activities

	91.0 35.4 (20.8) (491.8) (79.1) _(465.3)	1,472.0 708.5 (25.4) (460.5) (384.1) 1,310.5
Effect of exchange rate changes on cash and equivalents	(11.9)	(18.2)
INCREASE IN CASH AND EQUIVALENTS	142.4	136.4
Beginning cash and equivalents	280.8	266.1
ENDING CASH AND EQUIVALENTS	$ 423.2	402.5

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

2. Other Financial Information
  (Dollars in millions; unaudited)
	June 30, 2001	September 30, 2000
Inventories Finished products Raw materials and work in process	$ 795.7 1,263.2 $ 2,058.9	861.8 1,190.9 2,052.7

Property, plant and equipment, net Property, plant and equipment, at cost Less accumulated depreciation	$ 6,671.9 3,391.9 $ 3,280.0	6,411.6 3,168.2 3,243.4

Other assets, other Equity and other investments Retirement plans Leveraged leases Other	$ 208.9 509.9 174.5 408.3 $ 1,301.6	227.0 311.2 179.4 400.6 1,118.2

Other liabilities Minority interest Postretirement plans, excl. current portion Deferred taxes Other	$ 99.9 309.0 463.3 422.5 $ 1,294.7	104.4 311.3 360.6 518.7 1,295.0


EMERSON ELECTRIC CO. AND SUBSIDIARIES                              FORM 10-Q

3. Business Segment Information

Summarized information about the Company's operations by business segment for the three and nine months ended June 30, 2001 and 2000, follows (dollars in millions):

                                              SALES               EARNINGS
Three months ended June 30, Process Control Industrial Automation Electronics and Telecommunications HVAC Appliance and Tools	2001 $ 874.5 752.0 817.8 686.3 887.2 4,017.8	2000 763.9 808.4 957.1 681.6 934.6 4,145.6	2001 95.0 102.8 66.3 104.1 124.9 493.1	2000 65.1 117.5 130.0 109.0 _143.7 565.3
Differences in accounting methods Interest income, corporate and other Eliminations/Interest expense	(112.9)	_ (103.8)	47.8 34.4 (72.1)	48.1 43.9 _(83.2)
Net sales/Income before income taxes	$3,904.9	4,041.8	503.2	574.1

                                               SALES              EARNINGS
Nine months ended June 30, Process Control Industrial Automation Electronics and Telecommunications HVAC Appliance and Tools	2001 $ 2,473.4 2,290.6 2,929.6 1,889.1 2,668.0 12,250.7	2000 2,241.1 2,446.5 2,260.7 1,893.3 2,934.8 11,776.4	2001 244.7 314.4 345.1 285.2 _392.7 1,582.1	2000 179.6 347.2 297.1 294.7 _449.8 1,568.4
Differences in accounting methods Interest income, corporate and other Eliminations/Interest expense	__(323.0)	(296.6)	145.5 100.0 (234.9)	140.8 103.7 (204.2)
Net sales/Income before income taxes	$11,927.7	11,479.8	1,592.7	1,608.7

Divested businesses (Krautkramer, Sweco, Vermont American, Xomox and other smaller businesses) are included in the applicable segments. Intersegment sales of the Appliance and Tools segment for the three months ended June 30, 2001 and 2000, respectively, were $96 million and $85 million. Intersegment sales of the Appliance and Tools segment for the nine months ended June 30, 2001 and 2000, respectively, were $269 million and $239 million.


EMERSON ELECTRIC CO. AND SUBSIDIARIES                              FORM 10-Q

4. Effective October 1, 2000, the Company adopted Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (FAS 133) as amended, which requires that all derivative instruments be reported on the balance sheet at fair value and establishes criteria for designation and effectiveness of hedging relationships. The adoption of FAS 133 did not have a material effect on the Company's financial statements.

5. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (FAS 141), "Business Combinations" and No. 142 (FAS 142), "Goodwill and Other Intangible Assets." FAS 141 requires the purchase method of accounting, eliminates the pooling-of-interests method, and eliminates the amortization of goodwill for business combinations initiated after June 30, 2001. FAS 142, which Emerson has the option to adopt as of October 1, 2001 or 2002, requires, among other things, the discontinuance of goodwill amortization for business combinations initiated before July 1, 2001. FAS 142 also requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption. The Company is currently assessing but has not yet determined the impact of FAS 142 on its financial statements.

6. During the first quarter, the Company received $75 million from the divestiture of the Sweco specialty separation business resulting in a pre-tax gain of $60 million. During the third quarter, the Company sold its Xomox valve business for $145 million resulting in a pre-tax gain of $55 million. Also in the third quarter, the Company signed an agreement to acquire Avansys, a provider of network power products to the telecommunications industry in China, for approximately $750 million in cash. Completion of this transaction is subject to Chinese government regulatory approval and other customary conditions.

7. As reflected in the financial statements, nonstockholder changes in equity for the three months ended June 30, 2001 and 2000, were $221.4 million and $288.1 million, comprised of net earnings of $330.4 million and $373.7 million and foreign currency translation adjustments and other of $(109.0) million and $(85.6) million, respectively. Nonstockholder changes in equity for the nine months ended June 30, 2001 and 2000, were $854.3 million and $852.5 million, comprised of net earnings of $1,046.5 million and $1,051.4 million and foreign currency translation adjustments and other of $(192.2) million and $(198.9) million, respectively.

8. The weighted average number of common shares outstanding (in millions) was 426.2 and 425.7 for the three months ended June 30, 2001 and 2000, and 426.7 and 427.8 for the nine months ended June 30, 2001 and 2000, respectively. The weighted average number of shares outstanding assuming dilution (in millions) was 430.3 and 429.7 for the three months ended June 30, 2001 and 2000, and 431.1 and 431.7 for the nine months ended June 30, 2001 and 2000, respectively. Dilutive shares primarily relate to employee stock plans.


EMERSON ELECTRIC CO. AND SUBSIDIARIES                           FORM 10-Q

Items 2 and 3. Management's Discussion and Analysis of Results of Operations                and Financial Condition.

Results of Operations

Emerson's sales, net earnings and earnings per share declined in the third quarter of fiscal 2001. Emerson's earnings per share was $0.77 for the third quarter of 2001, a decline of 11 percent versus $0.87 a year ago; driven by a sharp decrease in sales and profits for the electronics and telecom-munications business.

Net sales were $3,904.9 million for the quarter ended June 30, 2001, down 3 percent from net sales of $4,041.8 million for the quarter ended June 30, 2000, and $11,927.7 million for the nine months ended June 30, 2001, up 4 percent over net sales of $11,479.8 million for the same period a year ago. Underlying third quarter sales were flat, excluding the impact of acquisitions, divestitures and a 2 point unfavorable impact from currency. Moderate underlying international sales growth, driven by strong growth in Asia and Latin America, was offset by a modest decline in underlying domestic sales as well as softness in other international markets.

Sales of the process control business increased nearly 15 percent, reflecting the growing success of PlantWeb ™ field-based architecture and Emerson Performance Solutions. The increase in sales reflects widespread strength among control, valve and measurement products, increased capital spending by customers in the oil and gas, pharmaceutical and power industries, and acquisitions. Underlying sales reflect broad worldwide growth.

The industrial automation business registered a 7 percent decrease in sales, with a modest decline in underlying sales further impacted by unfavorable currency exchange and the Krautkramer and Sweco divestitures. The U.S. capital goods market has remained exceptionally weak, and this environment has spread into the international markets, which represent nearly one-half of the sales for this business.

Electronics and telecommunications sales declined 15 percent to $817.8 million for the quarter, including a 2 point unfavorable impact from currency. All businesses and geographic regions in this segment have been impacted by the dramatic downturn in telecom and computing equipment spending, which is the result of the unsustainable rate of growth in this industry over the past two years.

Sales of the heating, ventilating and air conditioning business increased 1 percent in the third quarter. Underlying sales increased modestly, excluding the unfavorable impact from currency exchange, with strong gains in Asia and Latin America. Commercial refrigeration and air conditioning capital investments in both the United States and Europe have been adversely affected by the weak business environment. Erratic weather conditions and aggressive distribution inventory management in the United States have dampened demand this summer. This business is outperforming the overall market, driven by our Copeland Scroll compressor technology.


EMERSON ELECTRIC CO. AND SUBSIDIARIES                           FORM 10-Q

The appliance and tools business reported a 5 percent decrease in sales, reflecting continued weakness in the home appliances market and softer demand for consumer tools and commercial and industrial storage products. The decline in underlying sales was largely due to softness in both domestic and international markets.

Cost of sales for the third quarter was $2,540.3 million or 65.1 percent of sales, compared with $2,605.1 million, or 64.5 percent of sales, for the third quarter of 2000. Cost of sales for the nine months ended June 30, 2001, was $7,724.3 million or 64.8 percent of sales, compared to $7,408.2 million or 64.5 percent of sales for the same period a year ago. Selling, general and administrative expenses for the three months ended June 30, 2001, were $731.2 million, or 18.7 percent of sales, compared to $767.3 million, or 18.9 percent of sales for the same period a year ago. For the first nine months of 2001, selling, general and administrative expenses were $2,295.2 million or 19.2 percent of sales, compared to $2,212.5 million or 19.3 percent of sales for the same period in 2000. Other deductions, net includes a $55 million pre-tax gain from the divestiture of Xomox which was offset by costs incurred for the rationalization of operations. A pre-tax gain of approximately $80 million was recognized in the third quarter of fiscal 2000 from the divestiture of Krautkramer, which was substantially offset by costs incurred for the rationalization of operations and other items.

Earnings before interest and income taxes for the third quarter decreased 12 percent. These results were driven by a sharp decline in sales of 15 percent in the electronics and telecommunications business, reflecting an unprecedented decline in customer demand for network power products. Earnings before interest and income taxes in the electronics and telecommunications business decreased $63.7 million or 49 percent, reflecting the deleverage impact on profits resulting from the lower sales volume and higher costs for the rationalization of operations. Sales of the process control business increased nearly 15 percent while earnings increased $29.9 million or 46 percent, reflecting broad strength across virtually all areas of the business and rationalization of the cost structure completed over the past two years. Earnings of the other businesses reflect the challenging economic environment in both the capital and consumer goods markets.


EMERSON ELECTRIC CO. AND SUBSIDIARIES                           FORM 10-Q

Financial Condition

A comparison of key elements of the Company's financial condition at the end of the third quarter as compared to the end of the prior fiscal year follows:
	June 30, 2001	September 30, 2000
Working capital (in millions) Current ratio Total debt to total capital Net debt to net capital	$ 474.2 1.1 to 1 41.0% 38.7%	$ 263.9 1.1 to 1 41.8% 40.2%

The Company's interest coverage ratio (earnings before income taxes and interest expense, divided by interest expense) was 7.8 times for the nine months ended June 30, 2001, compared to 8.9 times for the same period one year earlier. The decrease in the interest coverage ratio primarily reflects higher average borrowings resulting from acquisitions. In the first quarter of fiscal 2001, the Company terminated the swap of $400 million of 7 7/8% 5-year bonds originally swapped to floating U.S. commercial paper rates. Also in the first quarter, the Company entered into an interest rate swap agreement, which fixed the rate of $250 million of commercial paper at 6.0 percent through December 2010. Additionally, the Company increased its shelf registration with the Securities and Exchange Commission to $2 billion. In the second quarter, the Company terminated the swap of $250 million of 5.85% 10-year bonds originally swapped to floating U.S. commercial paper rates. In the third quarter, the Company paid off $300 million of floating rate, 1-year notes.

Cash and equivalents increased by $142.4 million during the nine months ended June 30, 2001. Cash flow provided by operating activities of $1,012.9 million and a net increase in borrowings of $105.6 million were used primarily to pay dividends of $491.8 million, fund capital expenditures of $409.8 million, fund purchases of businesses of $154.4 million, and fund net purchases of treasury stock of $79.1 million.

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

    12. Ratio of Earnings to Fixed Charges

(b) Pursuant to Item 9, the Company filed Reports on Form 8-K dated May 30,
    2001, and June 25, 2001, furnishing Regulation FD disclosures.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 13, 2001	EMERSON ELECTRIC CO. By /s/ Walter J. Galvin ----------------------- Walter J. Galvin Executive Vice President and Chief Financial Officer
(on behalf of the registrant and as Chief Financial Officer)