Form 10-K
period 2001-09-30
EMERSON ELECTRIC CO
filed 2001-12-21
CIK 32604


UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 2001
                                          OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock held by nonaffiliates of the registrant as of close of business on November 27, 2001: $22,148 million.

Common stock outstanding at November 27, 2001: 420,636,930 shares.

Documents Incorporated by Reference

  Portions of Emerson Electric Co. 2001 Annual Report to Stockholders
  (Parts I and II).
  Portions of Emerson Electric Co. Notice of 2002 Annual Meeting of the
  Stockholders and Proxy Statement (Part III).


PART I

Item 1. Business

Emerson was incorporated in Missouri in 1890. Originally engaged in the manufacture and sale of electric motors and fans, Emerson subsequently expanded its product lines through internal growth and acquisitions. Emerson is now engaged principally in the worldwide design, manufacture and sale of a broad range of electrical, electromechanical and electronic products and systems.

The divisions of Emerson are organized into the following business segments based on the nature of the products and services provided: Process Control; Industrial Automation; Electronics and Telecommunications; Heating, Ventilating and Air Conditioning; and Appliance and Tools. Sales, earnings before interest and income taxes, and total assets attributable to each segment for the three years ended September 30, 2001, are set forth in Note 12 of Notes to Consolidated Financial Statements on page 31 of the 2001 Annual Report, which note is hereby incorporated by reference. Information with respect to acquisition and divestiture activities by Emerson is set forth in Note 3 of Notes to Consolidated Financial Statements on pages 25 and 26 of the 2001 Annual Report, which note is hereby incorporated by reference.

PROCESS CONTROL

The Process Control segment is a leading worldwide producer of process management products including analytical instrumentation, valves and control systems for measurement and control of fluid flow, and integrated solutions for process and industrial applications. Products include various types of meters such as rotameters, positive displacement meters, magnetic flow meters, turbine meters, direct mass flow meters, radar based tank gauging and instruments to measure water quality. Other products include solid state telemetering equipment, various types of pressure and vacuum relief valves, distributed control systems, electronic measurement, data acquisition and condition monitoring equipment for use in industrial processing and personal computer-based software used for industrial automation applications. In addition, Emerson manufactures and sells temperature sensors, pressure sensors and transmitters used to measure and/or control temperature, pressure, level and rate and amount of flow. Also produced are process gas chromatographs, in-situ oxygen analyzers, infrared gas and process fluid analyzers, combustion analyzers and systems, and other analyzers which measure pH and conductivity. Emerson also manufactures and sells sliding stem valves, rotary valves, plastic-lined plug valves, butterfly valves, pressure regulators, and related actuators and controllers. In addition, Emerson provides repair services for many of these products, as well as engineered solutions and consulting services. Emerson utilizes smart device diagnostic, monitoring and control capabilities of the field-based plant architecture. Combined with consulting and implementation services, the architecture performs device loop monitoring and repair, plant optimization studies and project justification to systems integration and project management. Brand names of this segment include Bettis, Brooks, Daniel, Delta V, El-o-matic, Fisher, Fisher-Rosemount Systems, Intellution, Micro Motion, PlantWeb,


EnTech, Kenonic Controls, Rosemount, SAAB Marine and Westinghouse Process Control. Products and services of this segment are provided to industrial end-users for process and industrial applications and solutions.

INDUSTRIAL AUTOMATION

The Industrial Automation segment provides industrial motors, drives, controls and equipment for industrial automation markets. Emerson's products for industrial automation include certain kinds of integral horsepower motors, gear drives, mechanical power transmissions, pump motors, alternators, and electronic variable speed drives. Emerson manufactures and sells components for the transmission and regulation of mechanical power, such as certain kinds of chains, sprockets, sheaves, gears, bearings, couplings and speed reducers, programmable motion controllers and automation accessories. These products are used primarily in industrial and commercial applications requiring the transmission of mechanical motion or drive systems of various types. Emerson also manufactures a line of multi-purpose pressure and solenoid valves, and pressure, vacuum and temperature switches widely used in the automation of equipment and industrial processes. Emerson also produces a variety of industrial and commercial ultrasonic products for applications such as cleaning, sealing and welding. Other products include material preparation and microstructure analysis equipment. Emerson manufactures a broad line of components for current- and noncurrent- carrying electrical distribution devices such as panelboards, receptacles, fittings, cable handling reels and lighting products for use in hazardous and nonhazardous environments. Brand names of this segment include AMTECH, Appleton, ASCO, Branson, Browning, Buehler, Control Techniques, CSI, Emerson Motion Control, Joucomatic, KVT, Leroy Somer, McGill, MORSE and O-Z/Gedney. Products of this segment are sold to industrial distributors, original equipment manufacturers and end-users for automation applications.

ELECTRONICS AND TELECOMMUNICATIONS

The Electronics and Telecommunications segment is an industry leader in the design, manufacture, installation and maintenance of power and connectivity solutions for network-dependent businesses. Emerson provides power supplies and power distribution, protection and conversion equipment and fiber optic conduits for computer, industrial and telecommunications markets. Emerson produces and services electronic uninterruptible and primary power supplies, power conditioning, precise power distribution equipment, modular power systems, precision environmental control systems, cables and connectors, cellular site structures and electronic components used in computing, communications and information processing applications. Emerson also provides emergency and standby power transfer solutions and automatic transfer switches and power systems that safeguard data, telecommunications networks, industrial processes, and critical installations. Emerson also supplies and services energy solutions to the telecom market covering power supply, climate control, cabinets and housing, and network energy management with a wide breadth of power converter products. Brand names of this segment include ASCO, Astec, AVANSYS Power, Duraline, Emerson Energy Systems, HIROSS, Liebert and Liebert Global Services. Products and services of this segment are provided to distributors and end-users for computer, industrial and telecommunications applications.


HEATING, VENTILATING AND AIR CONDITIONING

The Heating, Ventilating and Air Conditioning segment provides a variety of components and systems in virtually every aspect of climate-control engineering and manufacturing, spanning industrial, commercial and residential applications of air condition, refrigeration and heating. Emerson manufactures reciprocating and scroll compressors for commercial and residential refrigeration and air conditioning applications. Emerson also produces precision electronic and monitoring equipment, electronic flow controls and pumps for gas and electric heating systems, refrigeration and air conditioning equipment. Brand names of this segment include Alco Controls, Copeland, Fusite, Therm-O-Disc and White-Rodgers. Products of this segment are sold to distributors and original equipment manufacturers for inclusion in end products and systems (ultimately sold through commercial and residential building construction channels).

APPLIANCE AND TOOLS

The Appliance and Tools segment provides motors, controls and other components for appliances, refrigeration and comfort control applications, as well as disposers, tools and storage products. Emerson manufactures and sells hermetic motors for hermetically sealed compressors, and general and special purpose motors for selected appliance, office equipment, ventilating equipment, pump, heater and other motor-driven machine applications. Emerson also manufactures and sells a variety of electric heating elements and electrostatic air cleaners. Emerson manufactures and sells a line of electrical products primarily for the residential markets, including electric waste disposers, hot water dispensers, ventilating equipment and exhaust fans. Emerson is a producer of selected professional and hardware tools and accessories, and service equipment, principally for the professional tools and service equipment market including plumbing, heating and air conditioning contractors, construction and maintenance companies, petroleum and gas producers, refiners and processors, and farm and home consumers. Emerson produces free-standing and wall-mounted ventilated shelving and specialty storage products. Also produced by Emerson for marketing by major retailers are shop vacuum cleaners, a line of bench power tools for home workshop use and a line of hand tools including adjustable wrenches, screwdrivers, pliers and chisels. Brand names of this segment include Chromalox, ClosetMaid, Digital Appliance Controls, Emerson, In-Sink-Erator, Knaack, Mallory, METRO and RIDGID. Products of this segment are sold to distributors and original equipment manufacturers for inclusion in appliances, heating, ventilating, air conditioning and refrigeration equipment and to distributors and retailers for sale to consumers and the professional trades.

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

RAW MATERIALS AND ENERGY

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

PATENTS, TRADEMARKS, LICENSES AND FRANCHISES

The Company has a number of patents, trademarks, licenses and franchises, obtained over a number of years and expiring at various times. While proprietary intellectual property is important to the Company, management believes the loss or expiration of any intellectual property rights would not materially impact the Company or any of its segments.

BACKLOG

The estimated consolidated order backlog of the Company was $2,135 million and $2,838 million at September 30, 2001 and 2000, respectively. Nearly all of the September 30, 2001 consolidated backlog amount is expected to be shipped within one year. The estimated backlog by business segment at September 30, 2001 and 2000, follows (dollars in millions):

	2001	2000
Process Control	$ 834	665
Industrial Automation	349	417
Electronics and Telecommunications	414	1,078
Heating, Ventilating and Air Conditioning	233	314
Appliance and Tools	305	364
Consolidated Order Backlog	$2,135	2,838

COMPETITION

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

number of Emerson's competitors varies by product line, and management believes that Emerson has a market leadership position in many of these product lines.

RESEARCH AND DEVELOPMENT

Costs associated with Company-sponsored research, new product development and product improvement were $593.9 million in 2001 and 2000, and $510.3 million in 1999.

ENVIRONMENT

The Company's manufacturing locations generate waste, the treatment, storage, transportation and disposal of which are subject to federal, state and/or local laws and regulations relating to the protection of the environment.

Compliance with laws regulating the discharge of materials into the environment of otherwise relating to the protection of the environment has not had a material effect upon Emerson's capital expenditures, earnings or competitive position. It is not anticipated that Emerson will have material capital expenditures for environmental control facilities during the next fiscal year.

EMPLOYEES

Emerson and its subsidiaries had an average of approximately 124,500 employees during 2001. Management believes that the Company's employee relations are favorable. Some of the Company's employees are represented under collective bargaining agreements, but none of these is considered significant.

DOMESTIC AND FOREIGN OPERATIONS

International sales were $6,189 million in 2001, $5,894 million in 2000 and $5,713 million in 1999, including U.S. exports of $1,008 million, $1,049 million and $960 million in 2001, 2000 and 1999, respectively. Although there are additional risks attendant to foreign operations, such as nationalization of facilities, currency fluctuations and restrictions on the movement of funds, Emerson's financial position has not been materially affected thereby to date. See Note 12 of Notes to Consolidated Financial Statements on page 31 of the 2001 Annual Report for further information with respect to foreign operations.

Item 2. Properties

At September 30, 2001, Emerson had approximately 360 manufacturing locations worldwide, of which approximately 200 were located outside the United States, primarily in Europe and to a lesser extent in Asia-Pacific, Canada and Latin America. The approximate number of manufacturing locations by business segment are: Process Control, 80; Industrial Automation, 90; Electronics and Telecommunications, 70; Heating, Ventilating and Air Conditioning, 60; and Appliance and Tools, 60. The majority of the locations are owned, with the remainder occupied under operating or capital leases. The Company considers its facilities suitable and adequate for the purposes for which they are used.


Item 3. Legal Proceedings

Emerson is a party to a number of pending legal proceedings, several of which claim substantial amounts of damages. There are no pending legal proceedings that management believes will be material in relation to the Company's business or financial position.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended September 30, 2001.

_____________________________________________________________

 Executive Officers of the Registrant

The following sets forth certain information as of December 2001 with respect to Emerson's executive officers. Fiscal Year column indicates the first year the executive served as an officer of the Company. These officers have been elected or appointed to terms which will expire February 5, 2002:

Name	Position	Age	Fiscal Year
C. F. Knight*	Chairman of the Board	65	1972
D. N. Farr*	Chief Executive Officer	46	1985
J. G. Berges*	President	54	1989
W. J. Galvin*	Executive Vice President and Chief Financial Officer	55	1984
E. L. Monser	Chief Operating Officer	51	2002
C. A. Peters*	Senior Executive Vice President	46	1990
W. W. Withers	Senior Vice President, Secretary and General Counsel	61	1989

*Also chairman and/or member of certain committees of the Board of Directors.

There are no family relationships among any of the executive officers and directors.

Each of the above has served as an officer or in a supervisory capacity with Emerson for the last six years.


PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The information regarding the market for the Company's common stock, quarterly market price ranges and dividend payments set forth in Note 14 of Notes to Consolidated Financial Statements on page 32 of the 2001 Annual Report is hereby incorporated by reference. There were approximately 33,700 stockholders at September 30, 2001.

Item 6. Selected Financial Data

Years ended September 30
(Dollars in millions except per share amounts)

	2001	2000	1999	1998	1997
Net sales	$15,479.6	15,544.8	14,269.5	13,447.2	12,298.6
Net earnings	$ 1,031.8	1,422.4	1,313.6	1,228.6	1,121.9
Basic earnings per common share	$ 2.43	3.33	3.03	2.80	2.52
Diluted earnings per common share	$ 2.40	3.30	3.00	2.77	2.50
Cash dividends per common share	$ 1.53	1.43	1.30	1.18	1.08
Long-term debt	$ 2,255.6	2,247.7	1,317.1	1,056.6	570.7
Total assets	$15,046.4	15,164.3	13,623.5	12,659.8	11,463.3

See Note 3 of Notes to Consolidated Financial Statements on pages 25 and 26 of the 2001 Annual Report for information regarding the Company's acquisition and divestiture activities.

Item 7. Management's Discussion and Analysis of Financial Condition and
        Results of Operations

Narrative discussion appearing under "Results of Operations" and "Financial Position, Capital Resources and Liquidity" on pages 14 through 18, and the "Safe Harbor Statement" on page 38 of the 2001 Annual Report are hereby incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Narrative discussion appearing under "Financial Instruments" on page 18 of the 2001 Annual Report is hereby incorporated by reference.


Item 8. Financial Statements and Supplementary Data

The consolidated financial statements of the Company and its subsidiaries on pages 19 through 32 and the report thereon of KPMG LLP appearing on page 33 of the 2001 Annual Report are hereby incorporated by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information regarding nominees and directors appearing under "Nominees and Continuing Directors" in the Emerson Electric Co. Notice of Annual Meeting of the Stockholders and Proxy Statement for the February 2002 annual stockholders' meeting (the "2002 Proxy Statement") is hereby incorporated by reference. Information regarding executive officers is set forth in Part I of this report. Information appearing under "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2002 Proxy Statement is hereby incorporated by reference.

Item 11. Executive Compensation

Information appearing under "Director Compensation" and "Executive Compensation" in the 2002 Proxy Statement is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information regarding beneficial ownership of shares by nominees and continuing directors and by all directors and executive officers as a group appearing under "Nominees and Continuing Directors" in the 2002 Proxy Statement is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions

Information appearing under "Certain Business Relationships" in the 2002 Proxy Statement is hereby incorporated by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

A.  Documents filed as a part of this report:

  The consolidated financial statements of the Company and its subsidiaries on pages 19 through 32 and the report thereon of KPMG LLP appearing on page 33 of the 2001 Annual Report.
  Financial Statement Schedules

  All schedules are omitted because they are not required, not applicable


  or the information is given in the financial statements or notes thereto contained in the 2001 Annual Report.

  Exhibits (Listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

      3(a)  Restated Articles of Incorporation of Emerson Electric Co.,
            incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended March 31, 2001, Exhibit 3(a); Termination of Designated Shares of Stock and Certificate of Designation,
            Preferences and Rights of Series B Junior Participating Preferred
            Stock, incorporated by reference to Emerson Electric Co. 1998
            Form 10-K, Exhibit 3(a).

      3(b)  Bylaws of Emerson Electric Co., as amended through November 6,
            2001, filed herewith.

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

      4(c)  Rights Agreement dated as of November 1, 1998, between Emerson
            Electric Co. and ChaseMellon Shareholder Services, L.L.C. incorp-
            orated by reference to Emerson Electric Co. Form 8-A, dated
            October 6, 1998, Exhibit 1.

     10(a)* Employment Agreement made as of October 1, 1975, as amended
            January 9, 1987, October 22, 1997, and December 11, 2000, between
            Emerson Electric Co. and C. F. Knight, incorporated by reference to Emerson Electric Co. 2000 Form 10-K, Exhibit 10(a).

     10(b)* 1986 Stock Option Plan, as amended, incorporated by reference to
            Emerson Electric Co. 1992 Form 10-K, Exhibit 10(e), Form 10-Q for
            the quarter ended December 31, 1992, Exhibit 10(b), and Amendment
            No. 3 thereto, incorporated by reference to Emerson Electric Co.
            2000 Form 10-K, Exhibit 10(b).

     10(c)* 1991 Stock Option Plan, as amended, incorporated by reference to
            Emerson Electric Co. 1997 Form 10-K, Exhibit 10(e) and Amendment
            No. 1 thereto, incorporated by reference to Emerson Electric Co.
            2000 Form 10-K, Exhibit 10(c).


     10(d)* Third Amendment to the Emerson Electric Co. 1993 Incentive Shares
            Plan, as restated, incorporated by reference to Emerson Electric
            Co. 1996 Form 10-K, Exhibit 10(g), and Fourth Amendment thereto, filed herewith.

     10(e)* Emerson Electric Co. Directors' Continuing Compensation Plan,
            incorporated by reference to Emerson Electric Co. 1987 Form 10-K,
            Exhibit 10(g), and Amendment incorporated by reference to Emerson
            Electric Co. 1996 Form 10-K, Exhibit 10(i).

     10(f)* Deferred Compensation Plan for non-Employee Directors, as
            amended, incorporated by reference to Emerson Electric Co. 1994
            Form 10-K, Exhibit 10(k).

     10(g)* First Amendment to the Emerson Electric Co. Supplemental
            Executive Retirement Plan, incorporated by reference to Emerson
            Electric Co. 1999 Form 10-K, Exhibit 10(h).

     10(h)* Fifth Amendment to the Supplemental Executive Savings Investment
            Plan, incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended March 31, 1999, Exhibit 10(j).

     10(i)* Annual Incentive Plan incorporated by reference to Emerson
            Electric Co. 1995 Proxy Statement dated December 14, 1994,
            Appendix A.

     10(j)* 1997 Incentive Shares Plan, incorporated by reference to Emerson
            Electric Co. 1997 Proxy Statement dated December 6, 1996, Exhibit
            A, and First Amendment thereto, filed herewith.

     10(k)* 1998 Stock Option Plan, incorporated by reference to Emerson
            Electric Co. 1998 Proxy Statement dated December 12, 1997,
            Appendix A, and Amendment No. 1 thereto, incorporated by
            reference to Emerson Electric Co. 2000 Form 10-K, Exhibit 10(l).

     12     Ratio of Earnings to Fixed Charges.

     13     Portions of Emerson Electric Co. Annual Report to Stockholders
            for the year ended September 30, 2001, incorporated by reference herein.

     21     Subsidiaries of Emerson Electric Co.

     23     Independent Auditors' Consent.

     24     Power of Attorney.

     * Management contract or compensatory plan.

B)   Pursuant to Item 9, the Company filed Reports on Form 8-K dated August
     27, 2001 and September 25, 2001, furnishing Regulation FD disclosures.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          EMERSON ELECTRIC CO.

                                       By /s/ W. J. Galvin
                                          _________________________
                                          W. J. Galvin
                                          Executive Vice President and
                                          Chief Financial Officer (and
                                          Principal Accounting Officer)

Date: December 19, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 19, 2001, by the following persons on behalf of the registrant and in the capacities indicated.

              Signature                         Title

                   *
_____________________________________     Chairman of the Board
          C. F. Knight                    and Director

                   *
_____________________________________     Chief Executive Officer
          D. N. Farr                      and Director

      /s/ W. J. Galvin                    Executive Vice President
_____________________________________     and Chief Financial Officer
          W. J. Galvin                    (and Principal Accounting
                                          Officer) and Director
                   *
_____________________________________     Director
          J. G. Berges

                   *
_____________________________________     Director
          L. L. Browning, Jr.

                    *
_____________________________________     Director
          A. A. Busch III

                    *
_____________________________________     Director
          D. C. Farrell


                   *
____________________________________      Director
          C. Fernandez G.

                   *
_____________________________________     Director
          J. A. Frates

                   *
_____________________________________     Director
          A. F. Golden

                   *
_____________________________________     Director
          R. B. Horton

                   *
_____________________________________     Director
          G. A. Lodge

                   *
_____________________________________     Director
          V. R. Loucks, Jr.

                   *
_____________________________________     Director
          R. B. Loynd

                   *
_____________________________________     Director
          C. A. Peters

                   *
_____________________________________     Director
          J. W. Prueher

                   *
_____________________________________     Director
          R. L. Ridgway

                   *
_____________________________________     Director
          W. M. Van Cleve

                    *
_____________________________________     Director
          E. E. Whitacre, Jr.

* By /s/ W. J. Galvin
         W. J. Galvin
         Attorney-in-fact


INDEX TO EXHIBITS

Exhibits are listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K.

Exhibit No.             Exhibit

3(b)                    Bylaws of Emerson Electric Co., as amended through
                        November 6, 2001

10(d)                   Fourth Amendment to the Emerson Electric Co. 1993
                        Incentive Shares Plan

10(j)                   First Amendment to the Emerson Electric Co. 1997
                        Incentive Shares Plan

12                      Ratio of Earnings to Fixed Charges

13                      Portions of Annual Report to Stockholders for the
                        year ended September 30, 2001, incorporated by
                        reference herein

21                      Subsidiaries of Emerson Electric Co.

23                      Independent Auditors' Consent

24                      Power of Attorney

See Item 14(A)(3) for a list of exhibits incorporated by reference.