Form 10-Q
period 2001-12-31
EMERSON ELECTRIC CO
filed 2002-02-14
CIK 32604


UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

______________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

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

Common stock outstanding at December 31, 2001: 420,703,540 shares.


                        PART I. FINANCIAL INFORMATION               FORM 10-Q
                        Item 1. Financial Statements.

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
THREE MONTHS ENDED DECEMBER 31, 2000 AND 2001
(Dollars in millions except per share amounts; unaudited)
Three Months Ended December 31,
	2000	2001
Net Sales	$3,919.5	3,294.8
Costs and expenses: Cost of sales Selling, general and administrative expenses Interest expense Other income, net	2,531.5 774.0 83.6 (13.7)	2,124.7 747.9 70.1 (16.1)
Total costs and expenses	3,375.4	2,926.6
Income before income taxes	544.1	368.2
Income taxes	186.7	113.5
Net earnings	$ 357.4	254.7
Basic earnings per common share	$ .84	.61
Diluted earnings per common share	$ .83	.61
Cash dividends per common share	$ .3825	.3875

See accompanying notes to consolidated financial statements.

                     EMERSON ELECTRIC CO. AND SUBSIDIARIES          FORM 10-Q
                          CONSOLIDATED BALANCE SHEETS
           (Dollars in millions except per share amounts; unaudited)
	September 30, 2001	December 31, 2001
ASSETS CURRENT ASSETS Cash and equivalents Receivables, less allowances of $79.0 and $83.4 Inventories Other current assets	$ 355.7 2,551.2 1,896.8 516.4	467.4 2,447.9 1,877.7 465.8
Total current assets	5,320.1	5,258.8
PROPERTY, PLANT AND EQUIPMENT, NET	3,288.0	3,203.6
OTHER ASSETS Goodwill Other	5,182.0 1,256.3	5,757.2 1,278.5
Total other assets	6,438.3 $15,046.4	7,035.7 15,498.1
LIABILITIES AND STOCKHOLDERS' EQUITY CURRENT LIABILITIES Short-term borrowings and current maturities of long-term debt Accounts payable Accrued expenses Income taxes	$ 2,447.5 1,127.5 1,619.4 184.7	2,684.9 986.5 1,374.7 160.0
Total current liabilities	5,379.1	5,206.1
LONG-TERM DEBT OTHER LIABILITIES	2,255.6 1,297.7	2,746.9 1,303.5

STOCKHOLDERS' EQUITY
  Preferred stock of $2.50 par value per share.
    Authorized 5,400,000 shares; issued - none
  Common stock of $.50 par value per share.
    Authorized 1,200,000,000 shares; issued
    476,677,006 shares
  Additional paid in capital
  Retained earnings
  Accumulated other nonstockholder
    changes in equity
  Cost of common stock in treasury, 57,051,435
    shares and 55,973,466 shares

	238.3 30.9 8,990.7 (741.3) (2,404.6)	238.3 35.8 9,082.6 (755.2) (2,359.9)
Total stockholders' equity	6,114.0 $15,046.4	6,241.6 15,498.1

See accompanying notes to consolidated financial statements.
                                             3


                     EMERSON ELECTRIC CO. AND SUBSIDIARIES          FORM 10-Q
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED DECEMBER 31, 2000 AND 2001
                       (Dollars in millions; unaudited)
Three Months Ended December 31,
	2000	2001

OPERATING ACTIVITIES
   Net earnings
   Adjustments to reconcile net earnings to net cash
     provided by operating activities:
       Depreciation and amortization
       Changes in operating working capital
       Gains on divestitures and other

         Net cash provided by operating activities

	$ 357.4 171.4 (199.5) (52.2) 277.1	254.7 130.7 (71.2) (62.6) 251.6
INVESTING ACTIVITIES Capital expenditures Purchases of businesses, net of cash and equivalents acquired Divestitures of businesses and other, net Net cash used in investing activities	(150.3) (55.3) 52.2 (153.4)	(93.7) (712.5) 152.5 (653.7)

FINANCING ACTIVITIES
   Net increase in short-term borrowings
   Proceeds from long-term debt
   Principal payments on long-term debt
   Dividends paid
   Treasury stock, net

        Net cash (used in) provided by financing activities

	86.2 44.8 (11.4) (164.0) 3.1 (41.3)	197.4 501.1 (5.7) (162.8) (18.0) 512.0
Effect of exchange rate changes on cash and equivalents	(3.5)	1.8
INCREASE IN CASH AND EQUIVALENTS	78.9	111.7
Beginning cash and equivalents	280.8	355.7
ENDING CASH AND EQUIVALENTS	$ 359.7	467.4

See accompanying notes to consolidated financial statements.


EMERSON ELECTRIC CO. AND SUBSIDIARIES                               FORM 10-Q

Notes to Consolidated Financial Statements

1. The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation of the results for the interim periods presented. These adjustments consist of normal recurring accruals. The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required by generally accepted accounting principles. For further information refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2001.

2. Other Financial Information
   (Dollars in millions; unaudited)

	September 30, 2001	December 31, 2001
Inventories Finished products Raw materials and work in process	$ 722.8 1,174.0 $1,896.8	752.3 1,125.4 1,877.7
Property, plant and equipment, net Property, plant and equipment, at cost Less accumulated depreciation	$6,664.2 3,376.2 $3,288.0	6,623.9 3,420.3 3,203.6
Other assets, other Retirement plans Equity and other investments Leveraged leases Other	$ 519.1 163.0 162.9 411.3 $1,256.3	524.9 140.4 159.5 453.7 1,278.5
Other liabilities Deferred taxes Postretirement plans, excl. current portion Minority interest Other	$ 382.7 307.4 100.1 507.5 $1,297.7	387.3 308.3 98.1 509.8 1,303.5


EMERSON ELECTRIC CO. AND SUBSIDIARIES                               FORM 10-Q

3. Effective October 1, 2001, Emerson adopted Statement of Financial
   Accounting Standards No. 142, "Goodwill and Other Intangible Assets."
   The statement requires, among other things, the discontinuation of goodwill amortization for business combinations before July 1, 2001, and completion of a transitional goodwill impairment test. If a reporting unit's carrying amount exceeds its estimated fair value, a goodwill impairment is recognized to the extent that the reporting unit's carrying amount of goodwill exceeds the implied fair value of the goodwill. Emerson is in the process of performing the transitional impairment test, which is expected to be completed in the second quarter.
   An impairment charge totaling around ten percent of goodwill is anticipated in connection with the adoption of FAS 142. The statement also requires any such charge be recognized as a cumulative effect of a change in accounting principle.

   For comparison purposes, supplemental net earnings and earnings per share for the three months ended December 31, 2000, excluding goodwill amortization of $41.3 million ($37.5 million net of tax), are provided as follows (dollars in millions, except per share amounts):

Supplemental earnings disclosure: Net earnings, excluding goodwill amortization	$ 394.9
Earnings per share, excluding goodwill amortization Basic Diluted	$ 0.92 $ 0.91

4. In the first quarter of 2002, Emerson acquired Avansys Power Co.,
   Ltd., a provider of network power products to the telecommunications industry in China, for $750 million in cash (approximately $710 net of cash acquired). In addition, Emerson received $165 million from the divestiture of the Chromalox industrial heating solutions business resulting in a pre-tax gain of $85 million.

5. The expected long-term rate of return on U.S. retirement plan assets was changed to 9 percent which will increase pension cost approximately $30 million for 2002.

6. In the fourth quarter of 2001, Emerson recognized a pretax incremental repositioning charge of $377 million ($260 million after-tax) for the consolidation and rationalization of operations and exiting of certain product lines, including $326 million for the writedown of fixed and intangible assets, non-strategic investments and inventory. Exit costs for severance and lease terminations utilized during the current quarter were $10 million and $1 million, with remaining balances of $9 million and $31 million, respectively.

7. As reflected in the financial statements, nonstockholder changes in equity for the three months ended December 31, 2000 and 2001, were $312.5 million and $240.8 million, comprised of net earnings of $357.4 million and $254.7 million and foreign currency translation adjustments and other, net of
   $(44.9) million and $(13.9) million, respectively.


EMERSON ELECTRIC CO. AND SUBSIDIARIES                               FORM 10-Q

8. The weighted average number of common shares outstanding (in millions) was
   427.1 and 418.4 for the three months ended December 31, 2000 and 2001, respectively. The weighted average number of shares outstanding assuming dilution (in millions) was 431.6 and 420.4 for the three months ended
   December 31, 2000 and 2001, respectively. Dilutive shares primarily relate to stock plans.

9. Business Segment Information

   Summarized information about the Company's operations by business segment for the three months ended December 31, 2000 and 2001, follows
   (dollars in millions):
Sales 2000 2001		Earnings 2000 2001

Process Control
Industrial Automation
Electronics and Telecommunications
HVAC
Appliance and Tools

Differences in accounting methods
Interest income, corporate and other
Eliminations/Interest expense

Net sales/Income before income taxes

$ 774.4 752.7 1,086.6 519.7 880.5 4,013.9 (94.4) $3,919.5	796.4 656.4 634.5 458.5 831.1 3,376.9 (82.1) 3,294.8	66.9 107.0 147.6 74.7 135.6 531.8 48.1 47.8 (83.6) 544.1	84.9 84.6 32.6 58.6 103.0 363.7 38.9 35.7 (70.1) 368.2

   Intersegment sales of the Appliance and Tools segment for the three months ended December 31, 2000 and 2001, respectively, were $75 million and $66 million. In connection with the adoption of FAS 142, fiscal 2002 segment earnings exclude goodwill amortization. Fiscal 2001 segment earnings include goodwill amortization as follows (in millions): Process
   Control $14; Industrial Automation $6; Electronics and Telecommunications
   $14; HVAC $3; and Appliance and Tools $4.

Items 2 and 3. Management's Discussion and Analysis of Results of Operations
               and Financial Condition.

Net sales for the quarter ended December 31, 2001, were $3,294.8 million, down 16 percent from net sales of $3,919.5 million for the quarter ended December 31, 2000. Underlying sales decreased 17 percent, excluding the impact of acquisitions, divestitures and currency exchange. Underlying domestic and international sales both declined similarly in the first quarter, reflecting the global economic weakness and the actions of key customers who reduced their inventories and production.

The process control business reported a 3 percent increase in sales, reaching $796.4 million. Underlying sales grew approximately 5 percent, primarily in international regions such as Europe and Latin America. The U.S. and Asian markets also continued to experience modest to moderate growth. PlantWeb technology continues to gain acceptance, with over 2,200 project wins across the oil and gas, pharmaceutical, chemical, pulp and paper, and food
                                          7


EMERSON ELECTRIC CO. AND SUBSIDIARIES                               FORM 10-Q

and beverage industries, and two major contracts awarded during December, each totaling over $25 million.

Sales in the industrial automation business declined from $752.7 million to $656.4 million, as a result of underlying sales declines and the Sweco specialty separation business and the Chromalox industrial heating products division divestitures. Underlying sales declined approximately 10 percent from the prior year, driven by continued weakness in both the North American and European capital goods markets.

Reported sales in the electronics and telecommunications business declined to $634.5 million from $1,086.6 million. Underlying sales declined nearly 50 percent due to the continued worldwide weaknesses in the telecom and computing equipment markets. Emerson's recent acquisition of Avansys, China's leading electronics and telecom company, has provided important infrastructure to strengthen our global market leadership and enables many cost actions.

Sales in the heating, ventilating and air conditioning business decreased by approximately 12 percent, as many key customers took aggressive actions to control their inventory and costs in the quarter. The underlying sales decline during the quarter reflects weak U.S. and international demand. However, this segment is well positioned for future growth, with relatively low channel inventory levels and several new opportunities for the Copeland Scroll compressor technology.

Sales of the appliance and tools business decreased 6 percent, primarily due to weakness in the industrial sector worldwide. Underlying sales decreased approximately 6 percent with the tools and motors businesses down and the appliance component businesses up modestly. Demand for consumer-based products improved throughout the quarter, with In-Sink-Erator waste disposers, ClosetMaid storage solutions and several appliance components products posting modest to strong growth.

Cost of sales for the first quarter of fiscal 2002 and 2001 was $2,124.7 million and $2,531.5 million, respectively. Cost of sales as a percent of sales was 64.5 percent and 64.6 percent in the first quarter of fiscal 2002 and 2001, respectively. Selling, general and administrative expenses for the three months ended December 31, 2001, were $747.9 million, or 22.7 percent of sales, compared to $774.0 million, or 19.7 percent of sales, for the same period a year ago. Other income, net for the first quarter of fiscal 2002 includes a $85 million pre-tax gain from the sale of Chromalox, which was approximately offset by ongoing costs for the rationalization of operations and other items. The first quarter of fiscal 2001 includes a $60 million pre-tax gain from the sale of Sweco, goodwill amortization and other items. The consolidated operating margin declined almost 3 percentage points from a year ago, driven by the overall sales decrease. The Company continues to focus on implementing restructuring actions for cost structure improvements by reducing salaried headcount, closing and consolidating facilities, and discontinuing certain product areas that have not met growth expectations.

In connection with the adoption of FAS 142, fiscal 2002 earnings exclude goodwill amortization which increases the company's reported fiscal 2002
                                         8


EMERSON ELECTRIC CO. AND SUBSIDIARIES                               FORM 10-Q

earnings by $0.35 per share, or approximately $0.09 per share per quarter. The following discussion excludes goodwill amortization from 2001 earnings for comparative purposes. Earnings before interest and income taxes for the first quarter of 2002 were $368.2 million, a decrease of 37 percent. The decline was primarily due to the deleverage resulting from the decline in sales, reflecting weak economic conditions worldwide. Earnings before interest and income taxes in the process control business increased 6 percent to $84.9 million in the first quarter, building on the earnings growth achieved in fiscal 2001. The electronics and telecommunications business has remained profitable and earned $32.6 million, an 80 percent decrease from the prior year, despite the continued worldwide weakness in the telecom and computing equipment market. Earnings decreases in the industrial automation, heating, ventilating and air conditioning, and appliance and tools businesses were mainly driven by weakness in capital goods in both the United States and Europe which led to many of Emerson's customers taking aggressive actions to control their inventory and production in the quarter.

The effective income tax rate for the first quarter of 2002 decreased to 30.8 percent compared to 34.3 percent for the same period in the prior year, primarily the result of discontinuing goodwill amortization upon the adoption of FAS 142 due to the non-deductible nature of goodwill.

Financial Condition

A comparison of key elements of the Company's financial condition at the end of the first quarter as compared to the end of the prior fiscal year follows:
	September 30, 2001	December 31, 2001
Working capital (in millions) Current ratio Total debt to total capital Net debt to net capital	$ (59.0) 1.0 to 1 43.5% 41.5%	52.7 1.0 to 1 46.5% 44.3%

The Company's interest coverage ratio (earnings before income taxes and interest expense, divided by interest expense) was 6.3 times for the three months ended December 31, 2001, compared to 7.5 times for the same period one year earlier. The decrease in the interest coverage ratio reflects lower earnings and higher average borrowings resulting from the Avansys acquisition, partially offset by lower interest rates. Solid cash generation and lower levels of acquisitions and stock repurchase throughout the remainder of 2002 are expected to decrease the Company's debt position. In the first quarter of fiscal 2002, the Company issued $250 million of 5.75% 10-year notes and $250 million of 5 5/8% 12-year notes.

Cash and equivalents increased by $111.7 million during the three months ended December 31, 2001. Cash flow provided by operating activities of $251.6 million, a net increase in borrowings of $692.8 million, and the cash flow provided by divestitures of businesses and other, net of $152.5 million were used primarily to fund purchases of businesses of $712.5 million, pay dividends of $162.8 million and fund capital expenditures of $93.7 million. Free cash flow increased 25 percent versus the first quarter of fiscal 2001,
                                           9


EMERSON ELECTRIC CO. AND SUBSIDIARIES                               FORM 10-Q

from $127 million to $158 million, driven by improvements in working capital and lower capital spending. Decreases in accounts payable and accrued expenses compared to September 30, 2001, reflect the business downturn, seasonal timing, and distribution of incentive compensation. Balances are comparable with December 31 of the prior year.

The Company is in a strong financial position and has the resources available for reinvestment in existing businesses, strategic acquisitions and managing the capital structure on a short- and long-term basis.

Statements in this report that are not strictly historical may be "forward-looking" statements, which involve risks and uncertainties. These include economic and currency conditions, market demand, pricing, and competitive and technological factors, among others which are set forth in the Company's Annual Report on Form 10-K for the year ended September 30, 2001.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits (Listed by numbers corresponding to the Exhibit Table of Item
    601 in Regulation S-K).

    12    Ratio of Earnings to Fixed Charges

(b) Reports on Form 8-K. Pursuant to Item 5, the Company filed a Report on
    Form 8-K dated October 21, 2001 to announce the purchase of Avansys
    Power Co., Ltd. and the earnings outlook for fiscal 2001. Pursuant to
    Item 9, the Company filed Reports on Form 8-K dated November 28, 2001, and December 20, 2001, furnishing Regulation FD disclosures.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            EMERSON ELECTRIC CO.

Date: February 13, 2002                  By /s/ W. J. Galvin
                                            -----------------------
                                            Walter J. Galvin
                                            Executive Vice President
                                            and Chief Financial Officer

                                            (on behalf of the registrant and
                                            as Chief Financial Officer)