Form 10-Q
period 2002-03-31
EMERSON ELECTRIC CO
filed 2002-05-14
CIK 32604


UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

______________________

FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Common stock outstanding at March 31, 2002: 420,994,171 shares.

                                                                    FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2001 AND 2002
(Dollars in millions except per share amounts; unaudited)

	Three Months		Six Months
	2001	2002	2001	2002
Net Sales	$4,103.3	3,420.8	8,022.8	6,715.6
Costs and expenses:
Cost of sales Selling, general and administrative expenses Interest expense Other deductions/(income), net Total costs and expenses	2,652.5 790.0 79.3 36.1 3,557.9	2,232.1 724.3 61.8 (2.0) 3,016.2	5,184.0 1,564.0 162.9 22.4 6,933.3	4,356.8 1,472.2 131.9 (18.1) 5,942.8
Income before income taxes	545.4	404.6	1,089.5	772.8
Income taxes	186.7	129.9	373.4	243.4
Net earnings	$ 358.7	274.7	716.1	529.4
Basic earnings per common share	$ .84	.65	1.68	1.26
Diluted earnings per common share	$ .83	.65	1.66	1.26
Cash dividends per common share	$ .3825	.3875	.765	.775

See accompanying notes to consolidated financial statements.

                    EMERSON ELECTRIC CO. AND SUBSIDIARIES           FORM 10-Q
CONSOLIDATED BALANCE SHEETS
(Dollars in millions except per share amounts; unaudited)

	September 30, 2001	March 31, 2002
ASSETS CURRENT ASSETS Cash and equivalents Receivables, less allowances of $79.0 and $89.1 Inventories Other current assets	$ 355.7 2,551.2 1,896.8 516.4	448.1 2,531.4 1,750.6 467.5
Total current assets	5,320.1	5,197.6
PROPERTY, PLANT AND EQUIPMENT, NET	3,288.0	3,124.7
OTHER ASSETS Goodwill Other	5,182.0 1,256.3	5,729.4 1,482.1
Total other assets	6,438.3 $15,046.4	7,211.5 15,533.8
LIABILITIES AND STOCKHOLDERS' EQUITY CURRENT LIABILITIES Short-term borrowings and current maturities of long-term debt Accounts payable Accrued expenses Income taxes	$ 2,447.5 1,127.5 1,619.4 184.7	2,513.7 1,032.0 1,363.1 185.4
Total current liabilities	5,379.1	5,094.2
LONG-TERM DEBT	2,255.6	2,738.4
OTHER LIABILITIES	1,297.7	1,329.6

STOCKHOLDERS' EQUITY
  Preferred stock of $2.50 par value per share.
    Authorized 5,400,000 shares; issued - none
  Common stock of $.50 par value per share.
    Authorized 1,200,000,000 shares; issued
    476,677,006 shares
  Additional paid in capital
  Retained earnings
  Accumulated other nonstockholder changes in equity
  Cost of common stock in treasury, 57,051,435
    shares and 55,682,835 shares

	238.3 30.9 8,990.7 (741.3) (2,404.6)	238.3 42.6 9,194.2 (754.8) (2,348.7)
Total stockholders' equity	6,114.0 $15,046.4	6,371.6 15,533.8

See accompanying notes to consolidated financial statements.

                                                                    FORM 10-Q

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2001 AND 2002
(Dollars in millions; unaudited)

   Six Months
  Ended March 31,
	2001	2002

OPERATING ACTIVITIES
  Net earnings
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation and amortization
      Changes in operating working capital
      Gain on divestitures and other

         Net cash provided by operating activities

	$ 716.1 352.2 (287.8) (107.0) 673.5	529.4 268.9 (6.9) (101.4) 690.0
INVESTING ACTIVITIES Capital expenditures Purchases of businesses, net of cash and equivalents acquired Divestitures of businesses and other, net Net cash used in investing activities	(291.2) (139.0) 42.3 (387.9)	(172.0) (718.3) 133.0 (757.3)

FINANCING ACTIVITIES
  Net increase in short-term borrowings
  Proceeds from long-term debt
  Principal payments on long-term debt
  Dividends paid
  Net purchases of treasury stock

         Net cash (used in) provided by financing
           activities

	183.0 40.1 (21.9) (328.1) (37.2) (164.1)	5.9 500.9 (9.7) (325.9) (6.7) 164.5
Effect of exchange rate changes on cash and equivalents	1.3	(4.8)
INCREASE IN CASH AND EQUIVALENTS	122.8	92.4
Beginning cash and equivalents	280.8	355.7
ENDING CASH AND EQUIVALENTS	$ 403.6	448.1

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

2. Other Financial Information
  (Dollars in millions; unaudited)
	September 30, 2001	March 31, 2002
Inventories Finished products Raw materials and work in process	$ 722.8 1,174.0 $1,896.8	699.7 1,050.9 1,750.6

Property, plant and equipment, net Property, plant and equipment, at cost Less accumulated depreciation	$6,664.2 3,376.2 $3,288.0	6,574.9 3,450.2 3,124.7

Other assets, other Retirement plans Equity and other investments Leveraged leases Other	$ 519.1 163.0 162.9 411.3 $1,256.3	522.8 351.0 157.3 451.0 1,482.1

Other liabilities Deferred taxes Postretirement plans, excl. current portion Minority interest Other	$ 382.7 307.4 100.1 507.5 $1,297.7	425.1 307.5 99.3 497.7 1,329.6


EMERSON ELECTRIC CO. AND SUBSIDIARIES                               FORM 10-Q

3. Effective October 1, 2001, Emerson adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." The statement requires, among other things, the discontinuation of goodwill amortization for business combinations before July 1, 2001, and completion of a transitional goodwill impairment test. Under the impairment test, if a reporting unit's carrying amount exceeds its estimated fair value, a goodwill impairment is recognized to the extent that the reporting unit's carrying amount of goodwill exceeds the implied fair value of the goodwill. Emerson completed the first step of the transitional impairment test, and expects to incur a charge of approximately 5 percent of total assets, primarily associated with the electronics and telecommunications business. The second step of the evaluation will be completed no later than the fourth quarter of fiscal 2002. The statement requires any such charge be recognized as a cumulative effect of a change in accounting principle.

For comparison purposes, supplemental net earnings and earnings per share for the three and six months ended March 31, 2001, excluding goodwill amortization of $41.7 million ($38.0 million net of tax) and $83.0 million ($75.5 million net of tax), respectively, are provided as follows (dollars in millions, except per share amounts):

Supplemental earnings disclosure:
	Three Months Ended March 31, 2001	Six Months Ended March 31, 2001
Net earnings, excluding goodwill amortization	$396.7	$791.6
Earnings per share, excluding goodwill amortization Basic Diluted	$ 0.93 $ 0.92	$ 1.85 $ 1.83

4. During the first quarter of 2002, Emerson acquired Avansys Power Co., Ltd., a provider of network power products to the telecommunications industry in China, for $750 million in cash (approximately $710 million net of cash acquired). Also during the first quarter, Emerson received $165 million from the divestiture of the Chromalox industrial heating solutions business resulting in a pre-tax gain of $85 million. In the second quarter, Emerson exchanged its ENI semiconductor equipment division for an equity interest in MKS Instruments, Inc. of 12 million common shares, resulting in a pre-tax gain of approximately $93 million.

5. The expected long-term rate of return on U.S. retirement plan assets was changed to 9 percent which will increase pension cost approximately $30 million for 2002.


EMERSON ELECTRIC CO. AND SUBSIDIARIES                               FORM 10-Q

6. In the fourth quarter of 2001, Emerson recognized a pretax incremental repositioning charge of $377 million ($260 million after-tax) for the consolidation and rationalization of operations and exiting of certain product lines, including $326 million for the writedown of fixed and intangible assets, non-strategic investments and inventory. Exit costs for severance and lease terminations utilized during the six-month period ended March 31, 2002 were $16 million and $5 million, with remaining balances of $3 million and $27 million, respectively.

7. As reflected in the financial statements, nonstockholder changes in equity for the three months ended March 31, 2001 and 2002, were $320.4 million and $275.1 million comprised of net earnings of $358.7 million and $274.7 and foreign currency translation adjustments and other of $(38.3) million and $0.4 million, respectively. Nonstockholder changes in equity for the six months ended March 31, 2001 and 2002, were $632.9 million and $515.9 million comprised of net earnings of $716.1 million and $529.4 million and foreign currency translation adjustments and other of $(83.2) million and $(13.5) million, respectively.

8. The weighted average number of common shares outstanding (in millions) was 426.9 and 419.0 for the three months ended March 31, 2001 and 2002, and 427.0 and 418.7 for the six months ended March 31, 2001 and 2002, respectively. The weighted average number of shares outstanding assuming dilution (in millions) was 431.4 and 421.4 for the three months ended March 31, 2001 and 2002, and 431.5 and 420.9 for the six months ended March 31, 2001 and 2002, respectively. Dilutive shares primarily relate to employee stock plans.


EMERSON ELECTRIC CO. AND SUBSIDIARIES                               FORM 10-Q

9. Business Segment Information

Summarized information about the Company's operations by business segment for the three and six months ended March 31, 2001 and 2002, follows (dollars in millions):
	SALES		EARNINGS
Three months ended March 31, Process Control Industrial Automation Electronics and Telecommunications HVAC Appliance and Tools	2001 $ 849.9 760.4 1,025.2 683.1 900.3 4,218.9	2002 836.5 600.4 590.9 640.7 847.1 3,515.6	2001 81.2 106.2 131.2 106.4 132.2 557.2	2002 94.9 67.8 18.2 95.1 116.3 392.3
Differences in accounting methods Interest income, corporate and other Eliminations/Interest expense	(115.6)	(94.8)	49.6 17.9 (79.3)	33.3 40.8 (61.8)
Net sales/Income before income taxes	$4,103.3	3,420.8	545.4	404.6
	SALES		EARNINGS
Six months ended March 31, Process Control Industrial Automation Electronics and Telecommunications HVAC Appliance and Tools	2001 $1,624.3 1,513.1 2,111.8 1,202.8 1,780.8 8,232.8	2002 1,632.9 1,256.8 1,225.4 1,099.2 1,678.2 6,892.5	2001 148.1 213.2 278.8 181.1 267.8 1,089.0	2002 179.8 152.4 50.8 153.7 219.3 756.0
Differences in accounting methods Interest income, corporate and other Eliminations/Interest expense	(210.0)	(176.9)	97.7 65.7 (162.9)	72.2 76.5 (131.9)
Net sales/Income before income taxes	$8,022.8	6,715.6	1,089.5	772.8

Intersegment sales of the Appliance and Tools segment for the three months ended March 31, 2001 and 2002, respectively, were $98 million and $81 million. Intersegment sales of the Appliance and Tools segment for the six months ended March 31, 2001 and 2002, respectively, were $173 million and $147 million. In connection with the adoption of FAS 142 (see Note 3), fiscal 2002 segment earnings exclude goodwill amortization. Second quarter fiscal 2001 segment earnings included goodwill amortization as follows (in millions): Process Control $14; Industrial Automation $7; Electronics and Telecommunications $13; HVAC $4; and Appliance and Tools $4. The first six months of fiscal 2001 segment earnings include goodwill amortization as follows (in millions): Process Control $28; Industrial Automation $13; Electronics and Telecommunications $27; HVAC $7; and Appliance and Tools $8.


EMERSON ELECTRIC CO. AND SUBSIDIARIES                               FORM 10-Q

Items 2 and 3. Management's Discussion and Analysis of Results of Operations
               and Financial Condition.

Net sales for the quarter ended March 31, 2002, were $3,420.8 million, a decline of nearly 17 percent from net sales of $4,103.3 million for the quarter ended March 31, 2001. Net sales were $6,715.6 million for the six months ended March 31, 2002, compared to net sales of $8,022.8 million for the same period a year ago. Excluding the impact of acquisitions, divestitures and approximately a 1 percentage point unfavorable impact from currency, underlying sales for the second quarter decreased 16 percent, driven by similar weaknesses in all major geographic regions, except Asia which was nearly flat.

While end markets remain well below year-ago levels, Emerson achieved a 4 percent sequential improvement in second quarter sales over the first quarter of fiscal 2002, and order activity over the past few months is encouraging. Industrial automation and electronics and telecommunications, segments that were hardest hit by the downturn, are seeing stable-to-increasing demand.

The process control business reported sales of $836.5 million, a reduction of 2 percent versus the prior year. Underlying sales, excluding the Xomox industrial valves divestiture, acquisitions, and currency exchange, increased 2 percent on top of a very strong increase a year ago. The increase was led by strong growth in Asia and Latin America, and moderate growth in Europe, which were partially offset by a modest decline in U.S. sales. PlantWeb technology has been a key factor behind this continued success. Since the beginning of the year, more than $180 million in major projects have been won, providing positive momentum into the second half of 2002 and into 2003.

Sales in the industrial automation business declined from $760.4 million to $600.4 million in the second quarter of 2002, as a result of underlying sales declines, divestitures and unfavorable currency exchange. Underlying sales declined approximately 14 percent from the prior year, driven by continued weakness in the European and U.S. industrial capital goods markets.

Sales in the electronics and telecommunications business were $590.9 million for the quarter, a decline of 42 percent from a year ago and 7 percent compared to the first quarter of fiscal 2002. Underlying sales declined nearly 50 percent with strong declines in all areas versus the prior year. These markets are beginning to show signs of improvement and Emerson has recently been awarded a number of projects.

Heating, ventilating and air conditioning business sales decreased by 6 percent to $640.7 million, driven by lower commercial and industrial capital spending compared to the prior year. Underlying sales declined 6 percent driven by a similar decline in the United States and slightly higher declines in Asia and Europe. With record low levels of inventory at customers and distributors, sales for the remainder of the year will be driven by inventory replenishment and summer weather.

Sales for the appliance and tools business declined 6 percent to $847.1 million, due primarily to softness in demand in commercial and industrial motors and tools. Underlying sales in appliance components again improved,

EMERSON ELECTRIC CO. AND SUBSIDIARIES                               FORM 10-Q

driven by strong housing growth. Consumer housing-related businesses have continued to show strength, with ClosetMaid storage solutions achieving a very strong sales increase for the quarter.

Cost of sales for the second quarter of fiscal 2002 and 2001 were $2,232.1 million and $2,652.5 million, respectively. Cost of sales as a percent of net sales was 65.2 percent and 64.6 percent in the second quarter of fiscal 2002 and 2001, respectively. For the six months ended March 31, 2002 and 2001, cost of sales were $4,356.8 million, or 64.9 percent of sales, and $5,184.0 million, or 64.6 percent of sales, respectively. Selling, general and administrative expenses for the second quarter of 2002 were $724.3 million, or 21.2 percent of sales, compared to $790.0 million, or 19.3 percent of sales, for the second quarter of 2001. For the six months ended March 31, 2002, selling, general and administrative expenses were $1,472.2 million, or 21.9 percent of sales, compared with $1,564.0 million, or 19.5 percent of sales for the same period in the prior year. The consolidated operating margin declined 2.5 points in the second quarter compared to a year ago, driven by the lower sales volume.

Other income, net for the six months ended March 31, 2002, includes a $93 million pre-tax gain from the ENI transaction in the second quarter, and a $85 million gain from the sale of Chromalox in the first quarter. These gains were approximately offset by ongoing costs for the rationalization of operations and other items. The first six months of fiscal 2001 include a $60 million pre-tax gain from the sale of Sweco, goodwill amortization and other items.

In connection with the adoption of FAS 142 (see Note 3 to Consolidated Financial Statements), fiscal 2002 earnings exclude goodwill amortization which increases the Company's reported fiscal 2002 earnings by $0.35 per share, or approximately $0.09 per share per quarter. The following discussion excludes goodwill amortization from 2001 earnings for comparative purposes. Earnings before interest and income taxes for the second quarter of 2002 were $392.3 million, a decrease of approximately 34 percent from the second quarter of fiscal 2001 and a 8 percent increase from the first quarter of 2002. The decrease from the prior year was primarily due to the deleverage resulting from the decline in sales, reflecting weak economic conditions worldwide. Second quarter earnings before interest and income taxes in the process control business of $94.9 million were flat compared to the prior year, reflecting earnings on higher underlying sales offset by the impact of the Xomox divestiture. Aggressive restructuring actions in response to the weakened market environment have allowed the electronics and telecommunications business to remain profitable, with $18.2 million earned in the second quarter, an 87 percent decrease from the prior year. Earnings decreases in the industrial automation, heating, ventilating and air conditioning, and appliance and tools businesses were mainly driven by deleverage on lower sales from weakness in capital goods in both the United States and Europe.

The effective income tax rate for the second quarter of 2002 decreased to 32.1 percent compared to 34.2 percent for the same period in the prior year, primarily the result of discontinuing goodwill amortization upon the adoption of FAS 142 due to the non-deductible nature of goodwill.
                                       10

EMERSON ELECTRIC CO. AND SUBSIDIARIES                               FORM 10-Q

Financial Condition

A comparison of key elements of the Company's financial condition at the end of the second quarter as compared to the end of the prior fiscal year follows:
	September 30, 2001	March 31, 2002
Working capital (in millions) Current ratio Total debt to total capital Net debt to net capital	$ (59.0) 1.0 to 1 43.5% 41.5%	$ 103.4 1.0 to 1 45.2% 43.0%

The Company's interest coverage ratio (earnings before income taxes and interest expense, divided by interest expense) was 6.9 times for the six months ended March 31, 2002, compared to 7.7 times for the same period one year earlier. The decrease in the interest coverage ratio reflects lower earnings and higher average borrowings resulting from the Avansys acquisition, partially offset by lower interest rates. Solid cash generation and lower levels of acquisitions throughout the remainder of 2002 are expected to decrease the Company's debt position. In the first quarter of fiscal 2002, the Company issued $250 million of 5.75% 10-year notes and $250 million of 5 5/8% 12-year notes. In the second quarter, Emerson renewed one-year lines of credit totaling $1.5 billion effective until March 2003.

Cash and equivalents increased by $92.4 million during the six months ended March 31, 2002. Cash flow provided by operating activities of $690.0 million and a net increase in borrowings of $497.1 million were used primarily to fund purchases of businesses of $718.3 million, pay dividends of $325.9 million and fund capital expenditures of $172.0 million. Free cash flow increased 41 percent versus the second quarter of fiscal 2001, from $255 million to $360 million, reflecting improved operating cash flow and lower capital spending. The decrease in accrued expenses compared to September 30, 2001, primarily reflects the distribution of incentive compensation and the business downturn.

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


EMERSON ELECTRIC CO. AND SUBSIDIARIES                               FORM 10-Q

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Stockholders on February 5, 2002, matters described in the Notice of Annual Meeting of Stockholders dated December 12, 2001, were voted upon.

1. The directors listed below were elected for terms ending in 2005 with voting for each as follows:
DIRECTOR	FOR	WITHHELD
D. N. Farr D. C. Farrell W. J. Galvin R. B. Horton C. A. Peters J. W. Prueher	354,752,872 356,487,761 354,734,903 356,554,623 354,730,840 356,333,948	5,723,826 3,988,937 5,741,795 3,922,075 5,745,858 4,142,750

2. The proposal to approve the 2001 Stock Option Plan was approved by a vote of 330,407,616 in favor to 26,519,576 against, with 3,561,726 abstaining.

3. The stockholders' proposal on sexual orientation failed by a vote of 30,987,151 in favor to 260,937,828 against, with 11,058,630 abstaining.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits (Listed by numbers corresponding to the Exhibit Table of Item
    601 in Regulation S-K).

      10(l)  2001 Stock Option Plan, incorporated by reference to Emerson
             Electric Co. 2002 Proxy Statement dated December 12, 2001,
             Appendix A.

      12     Ratio of Earnings to Fixed Charges

(b) Pursuant to Item 9, the Company filed Reports on Form 8-K dated
    February 25, 2002 and March 26, 2002, furnishing Regulation FD disclosures.


EMERSON ELECTRIC CO. AND SUBSIDIARIES                               FORM 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  EMERSON ELECTRIC CO.

Date: May 14, 2002             By /s/ Walter J. Galvin

                                  Walter J. Galvin
                                  Executive Vice President
                                  and Chief Financial Officer

                                 (on behalf of the registrant and
                                  as Chief Financial Officer)