Form 10-Q
period 2002-06-30
EMERSON ELECTRIC CO
filed 2002-08-07
CIK 32604


UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

______________________

FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Common stock outstanding at June 30, 2002: 421,055,206 shares.

                          PART I. FINANCIAL INFORMATION             FORM 10-Q
                          Item 1. Financial Statements.

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2001 AND 2002
(Dollars in millions except per share amounts; unaudited)

	Three Months		Nine Months
	2001	2002	2001	2002
Net Sales	$3,904.9	3,570.7	11,927.7	10,286.3
Costs and expenses:
Cost of sales Selling, general and administrative expenses Interest expense Other deductions, net	2,540.3 731.2 72.1 58.1	2,340.2 716.5 60.5 32.6	7,724.3 2,295.2 235.0 80.5	6,697.0 2,188.7 192.4 14.5
Total costs and expenses	3,401.7	3,149.8	10,335.0	9,092.6
Income before income taxes and cumulative effect of change in accounting principle	503.2	420.9	1,592.7	1,193.7
Income taxes	172.8	139.3	546.2	382.7
Earnings before cumulative effect of change in accounting principle	330.4	281.6	1,046.5	811.0
Cumulative effect of change in accounting principle, net of tax	-	-	-	(937.7)
Net earnings	$ 330.4	281.6	1,046.5	(126.7)
Basic earnings per common share: Before cumulative effect of change in accounting principle Cumulative effect of change in accounting principle	$ 0.77 -	0.68 -	2.45 -	1.94 (2.24)
Basic earnings per common share	$ 0.77	0.68	2.45	(0.30)
Diluted earnings per common share: Before cumulative effect of change in accounting principle Cumulative effect of change in accounting principle	$ 0.77 -	0.67 -	2.43 -	1.93 (2.23)
Diluted earnings per common share	$ 0.77	0.67	2.43	(0.30)
Cash dividends per common share	$ 0.3825	0.3875	1.1475	1.1625

See accompanying notes to consolidated financial statements.

                    EMERSON ELECTRIC CO. AND SUBSIDIARIES           FORM 10-Q
CONSOLIDATED BALANCE SHEETS
(Dollars in millions except per share amounts; unaudited)

	September 30, 2001	June 30, 2002
ASSETS CURRENT ASSETS Cash and equivalents Receivables, less allowances of $79.0 and $96.0 Inventories Other current assets	$ 355.7 2,551.2 1,896.8 516.4	548.0 2,603.6 1,698.0 451.6
Total current assets	5,320.1	5,301.2
PROPERTY, PLANT AND EQUIPMENT, NET	3,288.0	3,108.1
OTHER ASSETS Goodwill Other	5,182.0 1,256.3	4,876.1 1,611.5
Total other assets	6,438.3 $15,046.4	6,487.6 14,896.9
LIABILITIES AND STOCKHOLDERS' EQUITY CURRENT LIABILITIES Short-term borrowings and current maturities of long-term debt Accounts payable Accrued expenses Income taxes	$ 2,447.5 1,127.5 1,619.4 184.7	2,343.9 1,175.9 1,471.3 173.0
Total current liabilities	5,379.1	5,164.1
LONG-TERM DEBT	2,255.6	2,749.4
OTHER LIABILITIES	1,297.7	1,326.6

STOCKHOLDERS' EQUITY
  Preferred stock of $2.50 par value per share.
    Authorized 5,400,000 shares; issued - none
  Common stock of $.50 par value per share.
    Authorized 1,200,000,000 shares; issued
    476,677,006 shares
  Additional paid in capital
  Retained earnings
  Accumulated other nonstockholder changes in equity
  Cost of common stock in treasury, 57,051,435
    shares and 55,621,800 shares

	238.3 30.9 8,990.7 (741.3) (2,404.6)	238.3 47.9 8,374.9 (658.1) (2,346.2)
Total stockholders' equity	6,114.0 $15,046.4	5,656.8 14,896.9

See accompanying notes to consolidated financial statements.

                                                                   FORM 10-Q

                       EMERSON ELECTRIC CO. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     NINE MONTHS ENDED JUNE 30, 2001 AND 2002
                         (Dollars in millions; unaudited)

Nine Months Ended June 30,
	2001	2002

OPERATING ACTIVITIES
  Net earnings
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation and amortization
      Changes in operating working capital
      Cumulative effect of change in accounting         principle
      Gains on divestitures, pension funding and other

        Net cash provided by operating activities

	$1,046.5 536.2 (375.7) - (194.1) 1,012.9	(126.7) 409.4 215.6 937.7 (257.5) 1,178.5
INVESTING ACTIVITIES Capital expenditures Purchases of businesses, net of cash and equivalents acquired Divestitures of businesses and other, net Net cash used in investing activities	(409.8) (154.4) 170.9 (393.3)	(251.0) (730.8) 197.1 (784.7)

FINANCING ACTIVITIES
  Net increase (decrease) in short-term borrowings
  Proceeds from long-term debt
  Principal payments on long-term debt
  Dividends paid
  Net purchases of treasury stock

        Net cash used in financing activities

	91.0 35.4 (20.8) (491.8) (79.1) (465.3)	(207.1) 509.1 (23.4) (489.0) (4.0) (214.4)
Effect of exchange rate changes on cash and equivalents	(11.9)	12.9
INCREASE IN CASH AND EQUIVALENTS	142.4	192.3
Beginning cash and equivalents	280.8	355.7
ENDING CASH AND EQUIVALENTS	$ 423.2	548.0

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

2. Other Financial Information
   (Dollars in millions; unaudited)

	September 30, 2001	June 30, 2002
Inventories Finished products Raw materials and work in process	$ 722.8 1,174.0 $1,896.8	674.6 1,023.4 1,698.0

Property, plant and equipment, net Property, plant and equipment, at cost Less accumulated depreciation	$6,664.2 3,376.2 $3,288.0	6,648.9 3,540.8 3,108.1

Other assets, other Retirement plans Equity and other investments Leveraged leases Other	$ 519.1 163.0 162.9 411.3 $1,256.3	683.5 350.4 155.8 421.8 1,611.5

Other liabilities Deferred taxes Postretirement plans, excl. current portion Minority interest Other	$ 382.7 307.4 100.1 507.5 $1,297.7	430.4 307.7 103.1 485.4 1,326.6


EMERSON ELECTRIC CO. AND SUBSIDIARIES                               FORM 10-Q

Other deductions, net are summarized as follows (dollars in millions):
	Three Months Ended June 30, 2001 2002		Nine Months Ended June 30, 2001 2002
Gain from divestitures Rationalization of operations Amortization of intangibles Other	$ 55 (57) (47) (9)	46 (50) (7) (22)	166 (90) (143) (13)	224 (158) (21) (60)
Total	$(58)	(33)	(80)	(15)

In addition, operations for the three and nine months ended June 30, 2002, were impacted by higher than average inventory obsolescence, unabsorbed overhead on inventory reductions and bad debts of $9 million and $46 million, respectively. The after-tax impacts of these items are provided as follows (dollars in millions):
Gains from divestitures of businesses Rationalization of operations and other costs	Three Months Ended June 30, 2002 $25 $40	Nine Months Ended June 30, 2002 $131 $138

3. Effective October 1, 2001, Emerson adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." The statement requires, among other things, the discontinuation of goodwill amortization for business combinations before July 1, 2001, and completion of a transitional goodwill impairment test. Under the impairment test, if a reporting unit's carrying amount exceeds its estimated fair value, a goodwill impairment is recognized to the extent that the reporting unit's carrying amount of goodwill exceeds the implied fair value of the goodwill. Fair value of reporting units were estimated using discounted cash flows and market multiples. Emerson completed the transitional impairment test in the third quarter, and recorded a non-cash, after-tax charge of $938 million (net of $17 million tax benefit), as a cumulative effect of a change in accounting principle in the first quarter. The primary factors resulting in the impairment charge were the change in the goodwill impairment criteria from an undiscounted to a discounted cash flow method and the sharp decline in the telecommunication and computing equipment markets. The after-tax charge by segment was Electronics and Telecommunications $831 million, Industrial Automation $59 million, and Process Control $48 million. The Company estimates that if the reporting units with an impairment charge were actually sold, earnings could be further decreased up to $200 million due to realization of currency translation. In addition, earnings could be increased for the potential realization of unrecognized tax benefits upon sale in excess of $250 million.


EMERSON ELECTRIC CO. AND SUBSIDIARIES                               FORM 10-Q

For comparison purposes, supplemental net earnings and earnings per share for the three and nine months ended June 30, 2001, excluding goodwill amortization of $41.9 million ($38.0 million net of tax) and $124.9 million ($113.5 million net of tax), respectively, are provided as follows (dollars in millions, except per share amounts):
Net earnings, excluding goodwill amortization	Three Months Ended June 30, 2001 $368.4	Nine Months Ended June 30, 2001 $1,160.0
Earnings per share, excluding goodwill amortization Basic Diluted	$ 0.86 $ 0.86	$ 2.72 $ 2.69

Changes in the goodwill balances since September 30, 2001, are primarily due to the transitional impairment charge and the addition of goodwill associated with the Avansys acquisition of $630 million. Goodwill balances by business segment follow (dollars in millions):
Process Control Industrial Automation Electronics and Telecommunications HVAC Appliance and Tools	June 30, 2002 $ 1,592 772 1,591 377 544 $ 4,876

All of the Company's intangible assets (other than goodwill) are subject to amortization. Intangible assets as of June 30, 2002, were $270 million, primarily composed of intellectual property and capitalized software. The intellectual property of $123 million consists primarily of patents which are being amortized on a straight-line basis with a weighted-average life of four years. Capitalized software of $147 million is being amortized on a straight-line basis with a weighted-average life of three years. Amortization expense on intangible assets was $22 million and $21 million for the three months ended June 30, 2001 and 2002, and $59 million and $61 million for the nine months ended June 30, 2001 and 2002, respectively.

4. During the first quarter of 2002, Emerson acquired Avansys Power Co., Ltd., a provider of network power products to the telecommunications industry in China, for $750 million in cash (approximately $710 million net of cash acquired). Also during the first quarter, Emerson received $165 million from the divestiture of the Chromalox industrial heating solutions business, resulting in a pre-tax gain of $85 million. In the second quarter, Emerson exchanged its ENI semiconductor equipment division for an equity interest in MKS Instruments, Inc. of 12 million common shares, resulting in a pre-tax gain of approximately $93 million. During the third quarter, Emerson received $73 million from the divestiture of the Daniel Valve business, resulting in a pre-tax gain of $42 million.


EMERSON ELECTRIC CO. AND SUBSIDIARIES                              FORM 10-Q

5. In the fourth quarter of 2001, Emerson recognized a pre-tax incremental repositioning charge of $377 million ($260 million after-tax) for the consolidation and rationalization of operations and exiting of certain product lines, including $326 million for the writedown of fixed and intangible assets, non-strategic investments and inventory. Exit costs for severance and lease terminations utilized during the nine-month period ended June 30, 2002, were $18 million and $8 million, with remaining balances of
$1 million and $24 million, respectively.

6. Effective October 1, 2001, the expected long-term rate of return on U.S. retirement plan assets was changed to 9 percent which will increase pension costs approximately $30 million for 2002. As of June 30, 2002 (the plan's measurement date), the Company estimates that the fair value of plan assets ($1,440 million) exceeds the accumulated benefit obligation of its primary defined benefit pension plan by approximately $90 million. Should the equity markets continue the trend of the last two years, the Company could be required to record a charge to accumulated other nonstockholder changes in equity of approximately $550 million ($340 million after-tax). Contributions to all U.S. plans for the nine months ended June 30, 2002 were $160 million, and $169 million for fiscal 2001.

7. As reflected in the financial statements, nonstockholder changes in equity for the three months ended June 30, 2001 and 2002, were $221.4 million and $378.3 million, comprised of net earnings of $330.4 million and $281.6 million and foreign currency translation adjustments and other of $(109.0) million and $96.7 million, respectively. Nonstockholder changes in equity for the nine months ended June 30, 2001 and 2002, were $854.3 million and $(43.5) million, comprised of net earnings of $1,046.5 million and $(126.7) million and foreign currency translation adjustments and other of $(192.2) million and $83.2 million, respectively.

8. The weighted average number of common shares outstanding (in millions) was 426.2 and 419.2 for the three months ended June 30, 2001 and 2002, and 426.7 and 418.9 for the nine months ended June 30, 2001 and 2002, respectively. The weighted average number of shares outstanding assuming dilution (in millions) was 430.3 and 421.4 for the three months ended June 30, 2001 and 2002, and 431.1 and 421.1 for the nine months ended June 30, 2001 and 2002, respectively. Dilutive shares primarily relate to employee stock plans.

EMERSON ELECTRIC CO. AND SUBSIDIARIES                               FORM 10-Q

9. Business Segment Information

Summarized information about the Company's operations by business segment for the three and nine months ended June 30, 2001 and 2002, follows (dollars in millions):
                                                SALES                EARNINGS
Three months ended June 30, Process Control Industrial Automation Electronics and Telecommunications HVAC Appliance and Tools	2001 $ 887.2 739.2 817.8 686.3 887.2 4,017.7	2002 851.3 619.1 614.4 692.5 898.4 3,675.7	2001 95.0 102.8 66.3 104.1 124.9 493.1	2002 97.5 71.5 29.8 110.4 132.1 441.3
Differences in accounting methods Interest income, corporate and other Eliminations/Interest expense	(112.8)	(105.0)	47.8 34.4 (72.1)	39.1 1.1 (60.6)
Net sales/Income before income taxes	$3,904.9	3,570.7	503.2	420.9

                                                SALES                EARNINGS
Nine months ended June 30, Process Control Industrial Automation Electronics and Telecommunications HVAC Appliance and Tools	2001 $ 2,511.5 2,252.3 2,929.6 1,889.1 2,668.0 12,250.5	2002 2,484.2 1,875.9 1,839.8 1,791.7 2,576.6 10,568.2	2001 243.1 316.0 345.1 285.2 392.7 1,582.1	2002 277.3 223.9 80.6 264.1 351.4 1,197.3
Differences in accounting methods Interest income, corporate and other Eliminations/Interest expense	(322.8)	(281.9)	145.5 100.1 (235.0)	111.3 77.6 (192.5)
Net sales/Income before income taxes	$11,927.7	10,286.3	1,592.7	1,193.7

Intersegment sales of the Appliance and Tools segment for the three months ended June 30, 2001 and 2002, respectively, were $96 million and $93 million. Intersegment sales of the Appliance and Tools segment for the nine months ended June 30, 2001 and 2002, respectively, were $269 million and $240 million. In connection with the adoption of FAS 142 (see Note 3), fiscal 2002 segment earnings exclude goodwill amortization. Third quarter fiscal 2001 segment earnings included goodwill amortization as follows (in millions): Process Control $14; Industrial Automation $6; Electronics and Telecommunications $13; HVAC $4; and Appliance and Tools $5. The first nine months of fiscal 2001 segment earnings include goodwill amortization as follows (in millions): Process Control $42; Industrial Automation $19; Electronics and Telecommunications $40; HVAC $11; and Appliance and Tools $13.


EMERSON ELECTRIC CO. AND SUBSIDIARIES                               FORM 10-Q

Items 2 and 3. Management's Discussion and Analysis of Results of Operations                and Financial Condition.

Net sales for the quarter ended June 30, 2002, were $3,570.7 million, a decline of 9 percent from net sales of $3,904.9 million for the quarter ended June 30, 2001. Net sales were $10,286.3 million for the nine months ended June 30, 2002, compared to net sales of $11,927.7 million for the same period a year ago. Excluding the impact of acquisitions, divestitures and a nearly
1 percentage point favorable impact from currency, underlying sales for the third quarter decreased 9 percent, driven by continued weaknesses in all major geographic regions, except Asia which improved modestly over the prior year.

Emerson achieved sequential sales and earnings increases in all business segments compared to the second quarter of fiscal 2002, despite the persistently challenging economy. Residential HVAC markets experienced an anticipated increase in seasonal demand, and industrial automation and electronics and telecommunications, segments that were hardest hit by the downturn, experienced stable-to-increasing demand. Backlog in the process business remains strong, and consumer housing-based sales have also remained strong.

Process control reported sales of $851.3 million, a reduction of 4 percent versus a year ago. Underlying sales, excluding the Xomox and Daniel Valve divestitures, acquisitions and currency exchange, decreased nearly 1 percent following a very strong underlying increase a year ago. Growth in Europe and Latin America was offset by weakness in Asia. Since the beginning of the year, more than $200 million in major projects have been won. These project wins reflect the strength of the PlantWeb digital architecture and should provide further positive momentum into the rest of calendar 2002 and into 2003.

Industrial automation reported third quarter sales of $619.1 million, down 16 percent from $739.2 million for the third quarter in the prior year, as a result of underlying sales declines and divestitures. Underlying sales declined 12 percent from the prior year, driven by continued weakness in the European and U.S. industrial goods markets. Sequentially, sales improved 3 percent from the second quarter, indicating that business activity may have stabilized.

Sales in the electronics and telecommunications business were $614.4 million for the third quarter, an increase of 4 percent from the second quarter. Underlying sales declined 31 percent during the quarter versus prior year with strong declines in all areas except Asia, which showed slight sales growth. The creation of Emerson Network Power China will leverage this growing market and the Avansys acquisition. During the quarter, the Company won a $33 million order to upgrade and protect the intranet network serving 300 U.S. Navy and Marine Corps bases, as well as major contracts to provide reliable power to a national domestic retail chain and a new 30-story office building in London.


EMERSON ELECTRIC CO. AND SUBSIDIARIES                               FORM 10-Q

The heating, ventilating and air conditioning business reported sales of $692.5 million, up 1 percent from the third quarter in the prior year, and an increase of 8 percent versus the second quarter of fiscal 2002. The improvement reflects the recent seasonal upturn in U.S. residential air conditioning orders. Emerson's solid market position and potential for growth through increasing focus on services and solutions is evidenced by recent agreements to provide Internet-based energy efficiency services to the largest food retailer in the United Kingdom and to provide energy efficiency and site monitoring services for up to 500 A & P food stores. Underlying sales were flat versus the prior year, with growth in Asia and North America offset by strong declines in Europe and Latin America.

Sales in the appliance and tools business were up 6 percent sequentially and up 1 percent compared to the third quarter in the prior year, reaching $898.4 million for the third quarter. Underlying sales grew slightly over the prior year, with slight growth in the appliance components and a modest improvement in commercial and industrial motors. Consumer housing-related businesses have continued to show strength, with both ClosetMaid storage solutions and In-Sink-Erator waste disposers achieving very strong sales increases for the quarter.

Cost of sales for the third quarter of fiscal 2002 and 2001 were $2,340.2 million and $2,540.3 million, respectively. Cost of sales as a percent of net sales was 65.5 percent and 65.1 percent in the third quarter of fiscal 2002 and 2001, respectively. For the nine months ended June 30, 2002 and 2001, cost of sales were $6,697.0 million, or 65.1 percent of sales, and $7,724.3 million, or 64.8 percent of sales, respectively. Selling, general and administrative expenses for the third quarter of 2002 were $716.5 million, or 20.1 percent of sales, compared to $731.2 million, or 18.7 percent of sales, for the third quarter of 2001. For the nine months ended June 30, 2002, selling, general and administrative expenses were $2,188.7 million, or 21.3 percent of sales, compared to $2,295.2 million, or 19.2 percent of sales for the same period in the prior year. The consolidated operating margin declined 1.8 points in the third quarter compared to a year ago, driven by fixed costs on lower sales volume. The operating margin, however, increased 0.8 points sequentially over the second quarter, reflecting improved sales volume and the benefits of the rationalization initiatives put into place over the past several quarters. In addition to these efforts, Emerson continues to focus on cost control through many e-business initiatives and material containment efforts.

In connection with the adoption of FAS 142, fiscal 2002 earnings exclude goodwill amortization which increases the Company's reported fiscal 2002 earnings by $0.35 per share, or approximately $0.09 per share per quarter. The following discussion excludes goodwill amortization from 2001 earnings for comparative purposes. Earnings before interest and income taxes for the third quarter of 2002 were $478.3 million, a 22 percent decrease from the prior year, primarily due to the deleverage resulting from the decline in sales, reflecting weak economic conditions worldwide. Third quarter earnings before interest and income taxes in the process control business of $97.5 million were down 11 percent compared to the prior year, primarily reflecting the impact of the Xomox and Daniel Valve divestitures. Aggressive


EMERSON ELECTRIC CO. AND SUBSIDIARIES                               FORM 10-Q

restructuring actions in response to the sharp market decline have allowed the electronics and telecommunications business to remain profitable, with $29.8 million earned in the third quarter, a 63 percent decrease from the prior year. Underlying sales declines resulting from the steep downturn in industrial goods spending led to a 35 percent decrease in industrial automation earnings to $71.5 million for the third quarter. Earnings increases in the heating, ventilating and air conditioning and appliance and tools businesses were mainly driven by higher sales volume.

The effective income tax rate for the third quarter of 2002 decreased to 33.1 percent compared to 34.3 percent for the same period in the prior year, primarily the result of discontinuing goodwill amortization upon the adoption of FAS 142 due to the non-deductible nature of goodwill.

Financial Condition

A comparison of key elements of the Company's financial condition at the end of the third quarter as compared to the end of the prior fiscal year follows:
	September 30, 2001	June 30, 2002
Working capital (in millions) Current ratio Total debt to total capital Net debt to net capital	$ (59.0) 1.0 to 1 43.5% 41.5%	$ 137.1 1.0 to 1 47.4% 44.5%

The Company's interest coverage ratio (earnings before income taxes and interest expense, divided by interest expense) was 7.2 times for the nine months ended June 30, 2002, compared to 7.8 times for the same period one year earlier. The decrease in the interest coverage ratio reflects lower earnings and higher average borrowings resulting from the Avansys acquisition, partially offset by lower interest rates. Solid cash generation and lower levels of acquisitions throughout the remainder of 2002 are expected to decrease the Company's debt position. In the first quarter of fiscal 2002, the Company issued $250 million of 5.75% 10-year notes and $250 million of 5 5/8% 12-year notes. In the second quarter, Emerson renewed one-year lines of credit totaling $1.5 billion effective until March 2003.

Cash and equivalents increased by $192.3 million during the nine months ended June 30, 2002. Cash flow provided by operating activities of $1,178.5 million and a net increase in borrowings of $278.6 million were used primarily to fund purchases of businesses of $730.8 million, pay dividends of $489.0 million and fund capital expenditures of $251.0 million. The increase in cash flow demonstrates the positive impact of the Company's emphasis on working capital efficiency and lean manufacturing principles. Inventory decreased compared to September 30, 2001, reflecting the Company's ability to control inventory levels while operations slowed during the business downturn. Free cash flow increased 54 percent versus the first nine months of fiscal 2001, from $603.1 million to $927.5 million, reflecting improved operating cash flow and lower capital spending.


EMERSON ELECTRIC CO. AND SUBSIDIARIES                               FORM 10-Q

The Company is in a strong financial position and has the resources available for reinvestment in existing businesses, strategic acquisitions and managing the capital structure on a short- and long-term basis.

Emerson plans to adopt the accounting provisions of FAS 123 in fiscal 2003, which requires stock awards be expensed (over the vesting period) based on the fair value of the award on the date of grant. Had compensation expense for stock options been determined in accordance with FAS 123, earnings per share would be reduced approximately $0.04 in 2002. See Note 11 of the Notes to Consolidated Financial Statements of the 2001 Annual Report on Form 10-K for further discussion of FAS 123 and its impact.

Statements in this report that are not strictly historical may be "forward-looking" statements which involve risks and uncertainties. These include economic and currency conditions, market demand, pricing, and competitive and technological factors, among others which are set forth in the Company's Annual Report on Form 10-K for the year ended September 30, 2001.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.
(a)	Exhibits (Listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).
	10(e)	Emerson Electric Co. Continuing Compensation Plan For Non-Management Directors
	12	Ratio of Earnings to Fixed Charges
(b)	Pursuant to Item 9, the Company filed Reports on Form 8-K dated May 28, 2002, and June 27, 2002, furnishing Regulation FD disclosures.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
EMERSON ELECTRIC CO.
Date: August 7, 2002	By /s/ Walter J. Galvin Walter J. Galvin Executive Vice President and Chief Financial Officer (on behalf of the registrant and as Chief Financial Officer)