Form 10-K
period 2002-09-30
EMERSON ELECTRIC CO
filed 2002-12-23
CIK 32604


UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 2002
                                          OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock held by nonaffiliates of the registrant as of close of business on November 26, 2002: $20,561 million.

Common stock outstanding at November 26, 2002: 420,848,500 shares.

Documents Incorporated by Reference

1.  Portions of Emerson Electric Co. 2002 Annual Report to Stockholders
    (Parts I and II).

2.  Portions of Emerson Electric Co. Notice of 2003 Annual Meeting of the
    Stockholders and Proxy Statement (Part III).

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

The divisions of Emerson are organized into the following business segments based on the nature of the products and services provided: Process Control; Industrial Automation; Electronics and Telecommunications; Heating, Ventilating and Air Conditioning; and Appliance and Tools. Sales, earnings before interest and income taxes, and total assets attributable to each segment for the three years ended September 30, 2002, are set forth in Note 14 of Notes to Consolidated Financial Statements of the 2002 Annual Report, which note is hereby incorporated by reference. Information with respect to acquisition and divestiture activities by Emerson is set forth in Note 3 of Notes to Consolidated Financial Statements of the 2002 Annual Report, which note is hereby incorporated by reference.

PROCESS CONTROL

The Process Control segment is a leading worldwide producer of process management products including analytical and measurement instrumentation, valves, control systems and integrated solutions for process and industrial applications. Products include various types of meters such as Coriolis, positive displacement meters, magnetic flow meters, turbine meters, direct mass flow meters, radar based tank gauging and instruments to measure water quality. Other products include solid state telemetering equipment, distributed control systems, electronic measurement, data acquisition and condition monitoring equipment for use in industrial processing. In addition, Emerson manufactures and sells temperature sensors, pressure sensors and transmitters used to measure and/or control temperature, pressure, level and rate and amount of flow. Also produced are process gas chromatographs, in-situ oxygen analyzers, infrared gas and process fluid analyzers, combustion analyzers and systems, and other analyzers which measure pH and conductivity. Emerson also manufactures and sells sliding stem valves, rotary valves, butterfly valves, pressure regulators, and related actuators and controllers. In addition, Emerson provides repair services for many of these products, as well as engineered solutions and consulting services. Emerson utilizes smart device diagnostic, monitoring and control capabilities of the field-based plant architecture. Combined with consulting and implementation services, the architecture performs device loop monitoring and repair, plant optimization studies and project justification to systems integration and project management. Brand names of this segment include Emerson Process Management, Bettis, Brooks, CSI, Daniel, Delta V, El-o-matic, Fisher, Fisher-Rosemount Systems, Micro Motion, PlantWeb, EnTech, Kenonic Controls, Rosemount, SAAB Marine and Emerson Process Management Power & Water Solutions. Products and services of this segment are provided to industrial end-users for process and industrial applications and solutions.


INDUSTRIAL AUTOMATION

The Industrial Automation segment provides industrial motors, drives, controls and equipment for industrial automation markets. Emerson's products for industrial automation include certain kinds of integral horsepower motors, gear drives, mechanical power transmissions, pump motors, alternators, and electronic variable speed drives. Emerson manufactures and sells components for the transmission and regulation of mechanical power, such as certain kinds of chains, sprockets, sheaves, gears, bearings, couplings and speed reducers, programmable motion controllers and automation accessories. These products are used primarily in industrial and commercial applications requiring the transmission of mechanical motion or drive systems of various types. Emerson also manufactures a line of multi-purpose pressure and solenoid valves, and pressure, vacuum and temperature switches widely used in the automation of equipment and industrial processes. Emerson also produces a variety of industrial and commercial ultrasonic products for applications such as cleaning, sealing and welding. Other products include material preparation and microstructure analysis equipment. Emerson manufactures a broad line of components for current- and noncurrent- carrying electrical distribution devices such as panelboards, receptacles, fittings, cable handling reels and lighting products for use in hazardous and nonhazardous environments. Brand names of this segment include Emerson Industrial Automation, AMTECH, Appleton, ASCO, Branson, Browning, Buehler, Control Techniques, Emerson Motion Control, Joucomatic, Kato Engineering, Kop-Flex, KVT, Leroy Somer, McGill, MORSE, O-Z/Gedney, Rollway and SIRAI. Products of this segment are sold to industrial distributors, original equipment manufacturers and end-users for automation applications.

ELECTRONICS AND TELECOMMUNICATIONS

The Electronics and Telecommunications segment is an industry leader in the design, manufacture, installation and maintenance of power solutions for network-dependent businesses. Emerson produces and services electronic uninterruptible and primary power supplies, power conditioning, precise power distribution equipment, modular power systems, precision environmental control systems, cables and connectors, cellular site structures, fiber-optic conduits, and electronic components used in computing, communications and industrial applications. Emerson also provides emergency and standby power transfer solutions, automatic transfer switches and power systems that safeguard data, telecommunications networks, industrial processes, and critical installations. Brand names of this segment include Emerson Network Power, ASCO, Astec, Duraline, Emerson Energy Systems, HIROSS, Liebert and Liebert Global Services. Products and services of this segment are provided to distributors and end-users for computer, industrial and telecommunications applications.

HEATING, VENTILATING AND AIR CONDITIONING

The Heating, Ventilating and Air Conditioning segment provides a variety of components and systems in virtually every aspect of climate-control engineering and manufacturing, spanning industrial, commercial and residential applications of air conditioning, refrigeration and heating. Emerson manufactures reciprocating and scroll compressors for commercial and residential refrigeration and air conditioning applications. Emerson also


produces electronics, monitoring equipment and electronic flow controls for gas and electric heating systems, refrigeration and air conditioning equipment. Brand names of this segment include Emerson Climate Technologies, Alco Controls, Copeland, Fusite, Therm-O-Disc and White-Rodgers. Products of this segment are sold to distributors and original equipment manufacturers for inclusion in end products and systems (ultimately sold through commercial and residential building construction channels).

APPLIANCE AND TOOLS

The Appliance and Tools segment provides motors, controls and other components for appliance, industrial and comfort control applications, as well as disposers, tools and storage products. Emerson manufactures and sells hermetic motors for hermetically sealed compressors, and general and special purpose motors for selected appliance, office equipment, ventilating equipment, pump, heater and other motor-driven machine applications. Emerson also manufactures and sells a variety of electrostatic air cleaners. In addition, Emerson manufactures and sells a line of electrical products primarily for the residential markets, including electric waste disposers, hot water dispensers, ventilating equipment and exhaust fans. Emerson is a producer of selected professional and hardware tools and accessories, and service equipment, principally for the professional tools and service equipment market including plumbing, heating and air conditioning contractors, construction and maintenance companies, petroleum and gas producers, refiners and processors, and farm and home consumers. Emerson produces free-standing and wall-mounted ventilated shelving and specialty storage products. Also produced by Emerson for marketing by major retailers are shop vacuum cleaners, a line of bench power tools for home workshop use and a line of hand tools including adjustable wrenches, screwdrivers, pliers and chisels. Brand names of this segment include Emerson, Emerson Appliance Solutions, Emerson Motor Technologies, Emerson Professional Tools, Emerson Storage Solutions, ClosetMaid, Digital Appliance Controls, In-Sink-Erator, Knaack, Mallory, METRO, RIDGID, Stack-a-Shelf, U.S. Electrical Motors and Weatherguard. Products of this segment are sold to distributors and original equipment manufacturers for inclusion in appliances, heating, ventilating, air conditioning and refrigeration equipment and to distributors and retailers for sale to consumers and the professional trades.

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

BACKLOG

The estimated consolidated order backlog of the Company was $2,135 million and $2,072 million at September 30, 2001 and 2002, respectively. Nearly all of the September 30, 2002 consolidated backlog amount is expected to be shipped within one year. The estimated backlog by business segment at September 30, 2001 and 2002, follows (dollars in millions):

	2001	2002
Process Control	$ 847	898
Industrial Automation	336	279
Electronics and Telecommunications	414	367
Heating, Ventilating and Air Conditioning	233	242
Appliance and Tools	305	286
Consolidated Order Backlog	$2,135	2,072

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


The number of Emerson's competitors varies by product line, and management believes that Emerson has a market leadership position in many of these product lines.

RESEARCH AND DEVELOPMENT

Costs associated with Company-sponsored research, new product development and product improvement were $594 million in 2000 and 2001, and $530 million in 2002.

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

EMPLOYEES

Emerson and its subsidiaries had an average of approximately 111,500 employees during 2002. Management believes that the Company's employee relations are favorable. Some of the Company's employees are represented under collective bargaining agreements, but none of these is considered significant.

DOMESTIC AND FOREIGN OPERATIONS

International sales were $5,894 million in 2000, $6,189 million in 2001 and $5,751 million in 2002, including U.S. exports of $1,049 million, $1,008 million and $946 million in 2000, 2001 and 2002, respectively. Although there are additional risks attendant to foreign operations, such as possible nationalization of facilities, currency fluctuations and restrictions on the movement of funds, Emerson's financial position has not been materially affected thereby to date. See Note 14 of Notes to Consolidated Financial Statements of the 2002 Annual Report for further information with respect to foreign operations.

INTERNET ACCESS

Forms 10-K, 10-Q, 8-K and all amendments to those reports are available without charge through Emerson's Web site on the Internet as soon as reasonably practicable after electronically filed with, or furnished to, the Securities and Exchange Commission. They may be accessed as follows: http://www.gotoemerson.com


Item 2. Properties

At September 30, 2002, Emerson had approximately 320 manufacturing locations worldwide, of which approximately 185 were located outside the United States, primarily in Europe and to a lesser extent in Asia, Canada and Latin America. The approximate number of manufacturing locations by business segment are: Process Control, 75; Industrial Automation, 85; Electronics and Telecommunications, 50; Heating, Ventilating and Air Conditioning, 55; and Appliance and Tools, 55. The majority of the locations are owned, with the remainder occupied under operating or capital leases. The Company considers its facilities suitable and adequate for the purposes for which they are used.

Item 3. Legal Proceedings

Emerson is a party to a number of pending legal proceedings, several of which claim substantial amounts of damages. There are no pending legal proceedings that management believes will be material in relation to the Company's business or financial position.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended September 30, 2002.
        _____________________________________________________________

Executive Officers of the Registrant

The following sets forth certain information as of December 2002 with respect to Emerson's executive officers. Fiscal Year column indicates the first year the executive served as an officer of the Company. These officers have been elected or appointed to terms which will expire February 4, 2003:

Name	Position	Age	Fiscal Year
C. F. Knight*	Chairman of the Board	66	1972
D. N. Farr*	Chief Executive Officer	47	1985
J. G. Berges	President	55	1989
W. J. Galvin	Executive Vice President and Chief Financial Officer	56	1984
E. L. Monser	Chief Operating Officer	52	2002
C. A. Peters	Senior Executive Vice President	47	1990
R. J. Schlueter	Vice President and Chief Accounting Officer	48	1992
W. W. Withers	Senior Vice President, Secretary and General Counsel	62	1989

*Also chairman and/or member of certain committees of the Board of Directors.


There are no family relationships among any of the executive officers and directors.

Each of the above has served as an officer or in a supervisory capacity with Emerson for at least the last five years.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The information regarding the market for the Company's common stock, quarterly market price ranges and dividend payments set forth in Note 16 of Notes to Consolidated Financial Statements of the 2002 Annual Report is hereby incorporated by reference. There were approximately 32,700 stockholders at September 30, 2002.

Item 6. Selected Financial Data

Years ended September 30
(Dollars in millions except per share amounts)

	1998	1999	2000	2001 (1)	2002 (2)
Net sales	$ 13,447	14,270	15,545	15,480	13,824
Net earnings	$ 1,229	1,314	1,422	1,032	1,060
Basic earnings per common share	$ 2.80	3.03	3.33	2.43	2.53
Diluted earnings per common share	$ 2.77	3.00	3.30	2.40	2.52
Cash dividends per common share	$ 1.18	1.30	1.43	1.53	1.55
Long-term debt	$ 1,057	1,317	2,248	2,256	2,990
Total assets	$ 12,660	13,624	15,164	15,046	14,545

See Note 3 of Notes to Consolidated Financial Statements of the 2002 Annual Report for information regarding the Company's acquisition and divestiture activities.

(1) Fiscal 2001 includes a charge of $260 million ($0.61 per share). See
Note 4 of Notes to Consolidated Financial Statements of the 2002 Annual Report for additional information.

(2) Fiscal 2002 excludes a cumulative effect of a change in accounting principle of $938 million ($2.24 per basic share, or $2.23 per diluted share). Including the cumulative effect of a change in accounting principle, net earnings were $122 ($0.29 per basic share, $0.29 per diluted share). See Note 5 of Notes to Consolidated Financial Statements of the 2002 Annual Report for additional information.


Item 7. Management's Discussion and Analysis of Financial Condition and
        Results of Operations

Narrative discussion appearing under "Results of Operations", "Financial Position, Capital Resources and Liquidity" and "Critical Accounting Policies" on pages 16 through 21, and the "Safe Harbor Statement" on page 44 of the 2002 Annual Report are hereby incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Narrative discussion appearing under "Financial Instruments" on page 20 of the 2002 Annual Report is hereby incorporated by reference.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements of the Company and its subsidiaries on pages 23 through 39 and the report thereon of KPMG LLP appearing on page 22 of the 2002 Annual Report are hereby incorporated by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information regarding nominees and directors appearing under "Nominees and Continuing Directors" in the Emerson Electric Co. Notice of Annual Meeting of the Stockholders and Proxy Statement for the February 2003 annual stockholders' meeting (the "2003 Proxy Statement") is hereby incorporated by reference. Information regarding executive officers is set forth in Part I of this report. Information appearing under "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2003 Proxy Statement is hereby incorporated by reference.

Item 11. Executive Compensation

Information appearing under "Director Compensation" and "Executive Compensation" in the 2003 Proxy Statement is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and          Related Stockholder Matters

The information regarding beneficial ownership of shares by nominees and continuing directors and by all directors and executive officers as a group appearing under "Nominees and Continuing Directors" in the 2003 Proxy Statement is hereby incorporated by reference.


Equity Compensation Plan Information

The following table sets forth aggregate information regarding the Company's equity compensation plans as of September 30, 2002:
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	11,605,807	$49.72	13,996,754
Equity compensation plans not approved by security holders (2)	-	-	-
Total	11,605,807	$49.72	13,996,754

(1)Includes the Company's Stock Option and Incentive Shares Plans. Included in column (a) are 1,124,612 rights to receive common shares that have been awarded and are contingent upon accomplishing certain objectives by 2006. These rights were disregarded for purposes of computing the weighted-average exercise price in column (b). Included in column (c) are 3,540,541 shares remaining available for award under the Incentive Shares Plans.

(2)Excludes 44,340 outstanding options assumed in connection with acquisitions with a weighted-average exercise price of $33.95.

Annually, the Board of Directors determines the amount of fees to be paid to non-employee Directors, including an award of restricted shares of Company common stock, as described under "Director Compensation" in the 2003 Proxy Statement, hereby incorporated by reference.

Information regarding stock option plans and incentive shares plans set forth in Note 13 of Notes to Consolidated Financial Statements of the 2002 Annual Report is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions

Information appearing under "Certain Business Relationships and Transactions" in the 2003 Proxy Statement is hereby incorporated by reference.


Item 14. Controls and Procedures

Based upon an evaluation performed within 90 days of the date of this report, the registrant's certifying officers have concluded that the Company's disclosure controls and procedures were effective.

There have been no significant changes in internal controls or other factors that significantly affect these controls subsequent to the date of the evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

A) Documents filed as a part of this report:

  The consolidated financial statements of the Company and its subsidiaries on pages 23 through 39 and the report thereon of KPMG LLP appearing on page 22 of the 2002 Annual Report.

  Financial Statement Schedules

  All schedules are omitted because they are not required, not applicable or the information is given in the financial statements or notes thereto contained in the 2002 Annual Report.

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

      3(b)  Bylaws of Emerson Electric Co., as amended through November 6,
            2001, incorporated by reference to Emerson Electric Co. 2001 Form
            10-K, Exhibit 3(b).

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


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

     10(a)* Employment Agreement made as of October 1, 1975, as amended
            January 9, 1987, October 22, 1997, and December 11, 2000, between
            Emerson Electric Co. and C. F. Knight, incorporated by reference to Emerson Electric Co. 2000 Form 10-K, Exhibit 10(a); and Letter
            of Agreement, as of September 30, 2002, filed herewith.

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
            2000 Form 10-K, Exhibit 10(c).

     10(d)* Third Amendment to the Emerson Electric Co. 1993 Incentive Shares
            Plan, as restated, incorporated by reference to Emerson Electric
            Co. 1996 Form 10-K, Exhibit 10(g), and Fourth Amendment thereto, incorporated by reference to Emerson Electric Co. 2001 Form 10-K,
            Exhibit 10(d).

     10(e)* Emerson Electric Co. Continuing Compensation Plan for Non-
            Management Directors, incorporated by reference to Emerson
            Electric Co. Form 10-Q for the quarter ended June 30, 2002,
            Exhibit 10(e).

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

     10(i)* Annual Incentive Plan incorporated by reference to Emerson
            Electric Co. 2000 Proxy Statement dated December 8, 1999,
            Appendix A.


     10(j)* 1997 Incentive Shares Plan, incorporated by reference to Emerson
            Electric Co. 1997 Proxy Statement dated December 6, 1996, Exhibit
            A, and First Amendment thereto, incorporated by reference to
            Emerson Electric Co. 2001 Form 10-K, Exhibit 10(j).

     10(k)* 1998 Stock Option Plan, incorporated by reference to Emerson
            Electric Co. 1998 Proxy Statement dated December 12, 1997,
            Appendix A, and Amendment No. 1 thereto, incorporated by
            reference to Emerson Electric Co. 2000 Form 10-K, Exhibit 10(l).

     10(l)* 2001 Stock Option Plan, incorporated by reference to Emerson
            Electric Co. 2002 Proxy Statement dated December 12, 2001,
            Appendix A.

     10(m)* Emerson Electric Co. Form of Split Dollar Agreement Life
            Insurance Policy, filed herewith.

     10(n)* Description of Non-Employee Directors Restricted Stock Grants,
            filed herewith.

     12     Ratio of Earnings to Fixed Charges.

     13     Portions of Emerson Electric Co. Annual Report to Stockholders
            for the year ended September 30, 2002, incorporated by reference herein.

     21     Subsidiaries of Emerson Electric Co.

     23     Independent Auditors' Consent.

     24     Power of Attorney.

     * Management contract or compensatory plan.

B)   Pursuant to Items 7 and 9, the Company filed a report on Form 8-K dated
     August 7, 2002, furnishing certifications and Regulation FD disclosures.
     Pursuant to Item 9, the Company filed Reports on Form 8-K dated
     August 27, 2002 and September 26, 2002, furnishing Regulation FD disclosures.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          EMERSON ELECTRIC CO.

                                   By /s/ W. J. Galvin
                                          W. J. Galvin
                                          Executive Vice President and
                                          Chief Financial Officer

Date: December 19, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on December 19, 2002, by the following persons on behalf of the registrant and in the capacities indicated.

              Signature                         Title

                   *
____________________________________    Chairman of the Board
          C. F. Knight                  and Director

      /s/ D. N. Farr                    Chief Executive Officer
          D. N. Farr                    and Director

      /s/ W. J. Galvin                  Executive Vice President and
          W. J. Galvin                  Chief Financial Officer and Director

      /s/ R. J. Schlueter               Vice President and
          R. J. Schlueter               Chief Accounting Officer

                   *
____________________________________    Director
          J. G. Berges

                   *
____________________________________    Director
          L. L. Browning, Jr.

                   *
____________________________________    Director
          A. A. Busch III

                   *
____________________________________    Director
          D. C. Farrell

                   *
____________________________________    Director
          C. Fernandez G.


                   *
____________________________________    Director
          A. F. Golden

                   *
____________________________________    Director
          R. B. Horton

                   *
____________________________________    Director
          G. A. Lodge

                   *
____________________________________    Director
          V. R. Loucks, Jr.

                   *
____________________________________    Director
          R. B. Loynd

                   *
____________________________________    Director
          J. B. Menzer

                   *
____________________________________    Director
          C. A. Peters

                   *
____________________________________    Director
          J. W. Prueher

                   *
____________________________________    Director
          R. L. Ridgway

                   *
____________________________________    Director
          W. M. Van Cleve

                   *
____________________________________    Director
          E. E. Whitacre, Jr.

* By /s/ W. J. Galvin
         W. J. Galvin
         Attorney-in-fact

Certification
I, D. N. Farr, Chief Executive Officer, Emerson Electric Co., certify that:

1. I have reviewed this annual report on Form 10-K of Emerson Electric Co.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 19, 2002
                               /s/ D. N. Farr
                                   D. N. Farr
                            Chief Executive Officer
                              Emerson Electric Co.

Certification
I, W. J. Galvin, Executive Vice President and Chief Financial Officer, Emerson Electric Co., certify that:

1. I have reviewed this annual report on Form 10-K of Emerson Electric Co.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 19, 2002
                             /s/ W. J. Galvin
                                 W. J. Galvin
             Executive Vice President and Chief Financial Officer
                             Emerson Electric Co.

INDEX TO EXHIBITS

Exhibits are listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K.
Exhibit No.	Exhibit
10(a)	Letter of Agreement, as of September 30, 2002
10(m)	Emerson Electric Co. Form of Split Dollar Agreement Life Insurance Policy
10(n)	Description of Non-Employee Directors Restricted Stock Grants
12	Ratio of Earnings to Fixed Charges
13	Portions of Annual Report to Stockholders for the year ended September 30, 2002, incorporated by reference herein
21	Subsidiaries of Emerson Electric Co.
23	Independent Auditors' Consent
24	Power of Attorney

See Item 15(A)(3) for a list of exhibits incorporated by reference.