Form 10-Q
period 2002-12-31
EMERSON ELECTRIC CO
filed 2003-02-10
CIK 32604


UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

______________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes (X) No ( )

Common stock outstanding at December 31, 2002: 420,906,394 shares.

                        PART I. FINANCIAL INFORMATION               FORM 10-Q
                        Item 1. Financial Statements.

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
THREE MONTHS ENDED DECEMBER 31, 2001 AND 2002
(Dollars in millions except per share amounts; unaudited)
Three Months Ended December 31,
	2001	2002
Net Sales	$ 3,295	3,241
Costs and expenses: Cost of sales Selling, general and administrative expenses Other (income) deductions, net Interest expense, net	2,125 748 (11) 65	2,095 720 47 58
Total costs and expenses	2,927	2,920
Income before income taxes and cumulative effect of change in accounting principle	368	321
Income taxes	113	104
Earnings before cumulative effect of change in accounting principle	255	217
Cumulative effect of change in accounting principle, net of tax	(938)	-
Net earnings	$ (683)	217
Basic earnings per common share: Before cumulative effect of change in accounting principle Cumulative effect of change in accounting principle	$ 0.61 (2.24)	0.52 -
Basic earnings per common share	$ (1.63)	0.52
Diluted earnings per common share: Before cumulative effect of change in accounting principle Cumulative effect of change in accounting principle	$ 0.61 (2.23)	0.52 -
Diluted earnings per common share	$ (1.62)	0.52
Cash dividends per common share	$ 0.3875	0.3925

See accompanying notes to consolidated financial statements.
                                        2

                     EMERSON ELECTRIC CO. AND SUBSIDIARIES          FORM 10-Q
                          CONSOLIDATED BALANCE SHEETS
           (Dollars in millions except per share amounts; unaudited)
	September 30, 2002	December 31, 2002
ASSETS CURRENT ASSETS Cash and equivalents Receivables, less allowances of $90 and $96 Inventories Other current assets	$ 381 2,513 1,624 443	437 2,395 1,671 436
Total current assets	4,961	4,939
PROPERTY, PLANT AND EQUIPMENT, NET	3,116	3,070
OTHER ASSETS Goodwill Other	4,910 1,558	4,930 1,556
Total other assets	6,468 $14,545	6,486 14,495
LIABILITIES AND STOCKHOLDERS' EQUITY CURRENT LIABILITIES Short-term borrowings and current maturities of long-term debt Accounts payable Accrued expenses Income taxes	$ 1,560 1,268 1,448 124	1,017 1,136 1,387 174
Total current liabilities	4,400	3,714
LONG-TERM DEBT OTHER LIABILITIES	2,990 1,414	3,486 1,415

STOCKHOLDERS' EQUITY
  Preferred stock of $2.50 par value per share.
    Authorized 5,400,000 shares; issued - none
  Common stock of $.50 par value per share.
    Authorized 1,200,000,000 shares; issued
    476,677,006 shares
  Additional paid in capital
  Retained earnings
  Accumulated other nonstockholder
    changes in equity
  Cost of common stock in treasury, 55,967,097
    shares and 55,770,612 shares

	- 238 52 8,461 (647) (2,363)	- 238 51 8,513 (567) (2,355)
Total stockholders' equity	5,741 $14,545	5,880 14,495

See accompanying notes to consolidated financial statements.
                                         3

                     EMERSON ELECTRIC CO. AND SUBSIDIARIES          FORM 10-Q
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED DECEMBER 31, 2001 AND 2002
                       (Dollars in millions; unaudited)
Three Months Ended December 31,
	2001	2002

OPERATING ACTIVITIES
  Net earnings
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Cumulative effect of change in accounting principle
      Depreciation and amortization
      Changes in operating working capital
      Gains on divestitures and other

        Net cash provided by operating activities

	$ (683) 938 131 (71) (63) 252	217 - 127 (33) (4) 307
INVESTING ACTIVITIES Capital expenditures Purchases of businesses, net of cash and equivalents acquired Divestitures of businesses and other, net Net cash used in investing activities	(94) (713) 153 (654)	(65) - 42 (23)

FINANCING ACTIVITIES
  Net increase (decrease) in short-term borrowings
  Proceeds from long-term debt
  Principal payments on long-term debt
  Dividends paid
  Treasury stock, net

        Net cash provided by (used in) financing activities

	197 501 (6) (163) (18) 511	(558) 493 (6) (165) 2 (234)
Effect of exchange rate changes on cash and equivalents	2	6
INCREASE IN CASH AND EQUIVALENTS	111	56
Beginning cash and equivalents	356	381
ENDING CASH AND EQUIVALENTS	$ 467	437
CHANGES IN OPERATING WORKING CAPITAL Receivables Inventories Other current assets Accounts payable Accrued expenses Income taxes	$ 181 10 8 (153) (136) 19 $ (71)	143 (26) 12 (152) (58) 48 (33)

See accompanying notes to consolidated financial statements.


EMERSON ELECTRIC CO. AND SUBSIDIARIES                               FORM 10-Q

Notes to Consolidated Financial Statements

1. The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation of the results for the interim periods presented. These adjustments consist of normal recurring accruals. The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required by generally accepted accounting principles. For further information refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2002.

2. Reconciliations of weighted average common shares for basic earnings per common share and diluted earnings per common share follow (shares in millions):

	Three Months Ended December 31,
	2001	2002
Basic Dilutive shares Diluted	418.4 2.0 420.4	419.0 1.6 420.6

3. Other Financial Information
   (Dollars in millions; unaudited)

	Three Months Ended December 31,
	2001	2002
Other (income) deductions, net Gains from divestitures of businesses Rationalization of operations Amortization of intangibles Other	$ (85) 53 7 14 $ (11)	(15) 29 5 28 47
Interest expense, net Interest expense Interest income	$ 70 (5) $ 65	62 (4) 58


EMERSON ELECTRIC CO. AND SUBSIDIARIES                               FORM 10-Q

	September 30, 2002	December 31, 2002
Inventories Finished products Raw materials and work in process	$ 662 962 $ 1,624	683 988 1,671
Property, plant and equipment, net Property, plant and equipment, at cost Less accumulated depreciation	$ 6,649 3,533 $ 3,116	6,721 3,651 3,070
Goodwill Process Control Industrial Automation Electronics and Telecommunications HVAC Appliance and Tools	$ 1,591 788 1,590 377 564 $ 4,910	1,579 803 1,603 377 568 4,930
Other assets, other Retirement plans Equity and other investments Leveraged leases Capitalized software Intellectual property Other	$ 636 326 145 147 113 191 $ 1,558	634 311 143 145 112 211 1,556
Product warranty liability	$ 138	133
Other liabilities Deferred taxes Postretirement plans, excl. current portion Minority interest Other	$ 514 306 104 490 $ 1,414	495 308 108 504 1,415

4. The Company's product warranties vary by each of its product lines and are    competitive for the markets in which it operates. Warranty generally    extends for a period of one to two years from the date of sale or    installation. Provisions for warranty are primarily determined based on    historical warranty cost as a percentage of sales or a fixed amount per    unit sold based on failure rates, adjusted for specific problems that may    arise. Product warranty expense is less than one percent of sales.


EMERSON ELECTRIC CO. AND SUBSIDIARIES                               FORM 10-Q

5. Effective October 1, 2001, Emerson adopted Statement of Financial    Accounting Standards No. 142, "Goodwill and Other Intangible Assets."    Emerson completed the transitional impairment test and recorded a    cumulative effect of a change in accounting principle in the first quarter    of fiscal 2002. The consolidated statements of earnings and cash flows for    the three months ended December 31, 2001 have been restated to reflect the    cumulative effect of a change in accounting principle.

6. As of December 31, 2002, the Company estimates that the accumulated    benefit obligation for the primary defined benefit pension plans exceeded    the fair value of plan assets by $150 million. If the equity markets    continue the trend experienced subsequent to the last measurement date    (June 30, 2002), the Company estimates that a charge to accumulated other    nonstockholder changes in equity of approximately $700 million ($450    million after-tax) could be required.

7. As reflected in the financial statements, nonstockholder changes in equity for the three months ended December 31, 2001 and 2002, were $(697) million and $297 million, comprised of net earnings of $(683) million and $217 million and foreign currency translation adjustments and other of
   $(14) million and $80 million, respectively.

8. Effective October 1, 2002, Emerson adopted the fair value method    provisions of FAS 123. Options granted after September 30, 2002, are    expensed based on their fair value at date of grant over the
   vesting period, generally three years. Previously, the Company accounted    for options pursuant to APB 25 and no expense was recognized. During the    first quarter, 258 thousand options were granted which will result in    approximately $0.5 million of compensation expense for fiscal year 2003.    Stock options granted over the last three years have averaged less than    0.5 percent of average outstanding shares and if the fair value method had    been utilized for all options granted, earnings per share would have been    reduced approximately one cent per quarter over that period. Earnings per    share for the three months ended December 31, 2001 and 2002, would have    been $0.60 (before FAS 142) and $0.51, respectively.


EMERSON ELECTRIC CO. AND SUBSIDIARIES                               FORM 10-Q

9. Business Segment Information

   Summarized information about the Company's operations by business segment for the three months ended December 31, 2001 and 2002, follows
   (dollars in millions):

Sales 2001 2002		Earnings 2001 2002

Process Control
Industrial Automation
Electronics and Telecommunications
HVAC
Appliance and Tools

Differences in accounting methods
Corporate and other Eliminations/Interest

Net sales/Income before income taxes

$ 796 656 635 459 831 3,377 (82) $3,295	772 623 569 512 852 3,328 (87) 3,241	85 85 32 59 103 364 39 30 (65) 368	75 82 37 69 118 381 31 (33) (58) 321

   Intersegment sales of the Appliance and Tools segment for the three months    ended December 31, 2001 and 2002, respectively, were $66 million and
   $73 million.

   Rationalization of operations by business segment is summarized as follows    (dollars in millions):
Three Months Ended December 31,
2001 2002
Process Control Industrial Automation Electronics and Telecommunications HVAC Appliance and Tools Corporate	$ 7 6 12 8 10 10 $ 53	5 5 7 4 6 2 29


EMERSON ELECTRIC CO. AND SUBSIDIARIES                               FORM 10-Q

Items 2 and 3. Management's Discussion and Analysis of Results of Operations
               and Financial Condition.

Net sales for the quarter ended December 31, 2002, were $3,241 million, a decline of 2 percent from net sales of $3,295 million for the quarter ended December 31, 2001. A strong sales increase in the heating, ventilating and air conditioning business and a modest increase in appliance and tools were offset by declines in the electronics and telecommunications, industrial automation and process control businesses. A 2 percentage point favorable impact from currency translation was offset by divestitures. Underlying sales (which exclude acquisitions, divestitures and currency) for the first quarter decreased 2 percent, reflecting modest declines in the United States, Europe and Asia.

Process control reported sales of $772 million in the first quarter of 2003, a reduction of 3 percent compared to $796 million for the same period a year ago, with soft maintenance and repair spending offsetting growth in the systems business. Sales include a positive impact from currency of 3 percentage points, which was nearly offset by the impact of the Daniel Valve and Intellution divestitures. Slight growth in Asia was offset by continued weakness in the United States and Europe. Ongoing investments in technology, particularly PlantWeb, helped win a multi-year contract from Voridian, a division of Eastman Chemical Company, to upgrade automation systems at its facilities in South Carolina - the largest manufacturing plant for packaging polymers in the world - and in Mexico. In addition, the January 2003 Control magazine users choice awards ranked Emerson Process Management as the leading provider. Emerson was voted 'Best in Class' for a total of 28 product and software rankings including number one in large-scale systems and number one in services.

Industrial automation reported first quarter sales of $623 million, down 5 percent from $656 million for the first quarter in the prior year, as a result of underlying sales declines and a 4 percentage point impact from divestitures, which were partially offset by a favorable impact from currency. Underlying sales declined approximately 4 percent from the prior year, due to excess capacity and reduced capital expenditures across the sector. Decreases in European and U.S. sales were partially offset by a strong sales increase in Asia.

Sales in the electronics and telecommunications business were $569 million for the first quarter, a decrease of 10 percent from $635 million for the same period in the prior year. Underlying sales reflect declines in all major geographic regions, with strong growth in the OEM business more than offset by weakness in telecommunications. A nearly 2 percentage point favorable impact from currency was offset by the ENI divestiture. A continued focus on restructuring initiatives, engineering and technology investments, and international expansion has strengthened Emerson's position in this business.

The heating, ventilating and air conditioning business reported sales of $512 million, up nearly 12 percent from the first quarter in the prior year, driven by penetration gains, increases in the U.S. unitary air conditioning


EMERSON ELECTRIC CO. AND SUBSIDIARIES                               FORM 10-Q

market, and a slight recovery in the commercial markets. Continued low inventory levels in the channel, together with strong housing starts, have maintained air conditioning sales through the winter season. The first quarter sales increase was primarily due to strong growth in the United States and Asia and moderate growth in Europe, which were aided by an almost 2 percentage point impact from currency. The growth and penetration of Copeland Scroll compressor sales continued with the announcement during the quarter that AAON, Inc., a leading manufacturer of commercial rooftop heating and cooling systems, will use Copeland Scroll compressors in its entire line of commercial air conditioning products.

Sales in the appliance and tools business were up 2 percent compared to the first quarter in the prior year, reaching $852 million. Underlying sales were flat compared to the prior year, with strong growth in housing-related consumer businesses offset by declines in tools and in some of the industrial businesses. Residential storage products sales continued to show strength, driven by new product offerings, innovative Web-enabled design and support services, and favorable market conditions.

Cost of sales for the first quarter of fiscal 2003 and 2002 were $2,095 million and $2,125 million, respectively. Cost of sales as a percent of net sales was 64.6 percent and 64.5 percent in the first quarter of fiscal 2003 and 2002, respectively. Selling, general and administrative expenses for the first quarter of 2003 were $720 million, or 22.3 percent of sales, compared to $748 million, or 22.7 percent of sales, for the first quarter of 2002. The consolidated operating margin improved 0.3 points in the first quarter compared to a year ago, benefiting from recent restructuring initiatives. In addition to the restructuring efforts, Emerson continues to focus on increased profitability through many efficiency initiatives targeting material and labor costs, improved fixed asset utilization and reduced capital expenditures.

Other deductions, net for the three months ended December 31, 2002, included a gain from the divestiture of Intellution of $15 million, and ongoing costs for the rationalization of operations (including severance, shut-down, start-up, asset writedowns and other costs) of $29 million. Other deductions, net for the three months ended December 31, 2001, included a gain from the Chromalox divestiture of $85 million, and ongoing costs for the rationalization of operations of $53 million. Higher levels of rationalization in the prior year related to cost structure improvements in response to the difficult economic environment. Given the continued weak global markets, the current level of rationalization remains slightly higher than normal, but is trending towards historical levels as many of the actions initiated over a year ago are completed.

Earnings before interest and income taxes for the first quarter of 2003 were $379 million, a 13 percent decrease from the prior year, reflecting lower gains from divestitures, partially offset by lower levels of rationalization in the first quarter of 2003. The current economic climate continues to affect earnings in our commercial businesses. First quarter earnings before interest and income taxes in the process control business of $75 million were


EMERSON ELECTRIC CO. AND SUBSIDIARIES                               FORM 10-Q

down 11 percent compared to the prior year, primarily reflecting the lower sales volume. Electronics and telecommunications business earnings were $37 million, an increase of 13 percent over the prior year, despite lower sales. This increase was driven by lower costs for rationalization of operations and benefits from restructuring actions initiated over a year ago. Underlying sales declines led to a 3 percent decrease in industrial automation earnings to $82 million for the first quarter. Earnings of the heating, ventilating and air conditioning business were up 18 percent over the prior year, primarily due to higher sales during the quarter. Higher sales volume and benefits from recent restructuring initiatives led to an increase in earnings of the appliance and tools business of 14 percent.

Financial Condition

A comparison of key elements of the Company's financial condition at the end of the first quarter as compared to the end of the prior fiscal year follows:
	September 30, 2002	December 31, 2002
Working capital (in millions) Current ratio Total debt to total capital Net debt to net capital	$ 561 1.1 to 1 44.2% 42.0%	1,225 1.3 to 1 43.4% 40.8%

The Company's interest coverage ratio (earnings before income taxes and cumulative effect of change in accounting principle and interest expense, divided by interest expense) was 6.2 times for the three months ended December 31, 2002, compared to 6.3 times for the same period one year earlier. In the first quarter of fiscal 2003, the Company issued $250 million of 4.625% 10-year notes and $250 million of 5% 12-year notes.

Cash and equivalents increased by $56 million during the three months ended December 31, 2002. Cash flow provided by operating activities of $307 million and the cash flow provided by divestitures of businesses and other, net of $42 million were used primarily to decrease net borrowings by $71 million, pay dividends of $165 million and fund capital expenditures of $65 million. Free cash flow increased 53 percent versus the first quarter of fiscal 2002, from $158 million to $242 million, driven by improvements in working capital and lower capital spending.

The Company is in a strong financial position and has the resources available for reinvestment in existing businesses, strategic acquisitions and managing the capital structure on a short- and long-term basis.

Statements in this report that are not strictly historical may be "forward-looking" statements, which involve risks and uncertainties. These include economic and currency conditions, market demand, pricing, and competitive and technological factors, among others which are set forth in the "Safe Harbor Statement" of Exhibit 13 to the Company's Annual Report on Form 10-K for the year ended September 30, 2002, which is hereby incorporated by reference.


EMERSON ELECTRIC CO. AND SUBSIDIARIES                               FORM 10-Q

Item 4. Controls and Procedures

Based on an evaluation performed within 90 days of the date of this report, the registrant's certifying officers have concluded that the Company's disclosure controls and procedures were effective.

There have been no significant changes in internal controls or other factors that significantly affect these controls subsequent to the date of the evaluation.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits (Listed by numbers corresponding to the Exhibit Table of Item
    601 in Regulation S-K).

    4     Emerson agrees to furnish to the Securities and Exchange           Commission, upon request, copies of any long-term debt instruments           that authorize an amount of securities constituting 10% or less of           the total assets of Emerson and its subsidiaries on a consolidated           basis.

    12    Ratio of Earnings to Fixed Charges

(b) Reports on Form 8-K. Pursuant to Item 9, the Company filed Reports on     Form 8-K dated November 5, 2002, November 26, 2002 and December 20, 2002,     furnishing Regulation FD disclosures.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            EMERSON ELECTRIC CO.

Date: February 10, 2003             By /s/ Walter J. Galvin

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

Certification
I, D. N. Farr, Chief Executive Officer, Emerson Electric Co., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Emerson Electric Co.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 10, 2003
                               /s/ D. N. Farr
                                   D. N. Farr
                            Chief Executive Officer
                              Emerson Electric Co.

Certification
I, W. J. Galvin, Executive Vice President and Chief Financial Officer, Emerson Electric Co., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Emerson Electric Co.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 10, 2003
                             /s/ W. J. Galvin
                                 W. J. Galvin
             Executive Vice President and Chief Financial Officer
                             Emerson Electric Co.