Form 10-Q
period 2003-03-31
EMERSON ELECTRIC CO
filed 2003-05-12
CIK 32604


UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

______________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Common stock outstanding at March 31, 2003: 420,952,549 shares.

                        PART I. FINANCIAL INFORMATION               FORM 10-Q
                        Item 1. Financial Statements.

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2002 AND 2003
(Dollars in millions except per share amounts; unaudited)
	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2003	2002	2003
Net Sales Costs and expenses: Cost of sales Selling, general and administrative expenses Other deductions (income), net Interest expense, net Total costs and expenses	$ 3,421 2,232 724 2 58 3,016	3,478 2,265 734 74 57 3,130	6,716 4,357 1,472 (9) 123 5,943	6,719 4,360 1,454 121 115 6,050
Income before income taxes and cumulative effect of change in accounting principle	405	348	773	669
Income taxes	130	112	243	216
Earnings before cumulative effect of change in accounting principle Cumulative effect of change in accounting principle	275 -	236 -	530 (938)	453 -
Net earnings	$ 275	236	(408)	453
Basic earnings per common share: Before cumulative effect of change in accounting principle Cumulative effect of change in accounting principle	$ 0.65 -	0.56 -	1.26 (2.24)	1.08 -
Basic earnings per common share	$ 0.65	0.56	(0.98)	1.08
Diluted earnings per common share: Before cumulative effect of change in accounting principle Cumulative effect of change in accounting principle	$ 0.65 -	0.56 -	1.26 (2.23)	1.08 -
Diluted earnings per common share	$ 0.65	0.56	(0.97)	1.08
Cash dividends per common share	$0.3875	0.3925	0.775	0.785

See accompanying notes to consolidated financial statements.
                                        2

                     EMERSON ELECTRIC CO. AND SUBSIDIARIES          FORM 10-Q
                          CONSOLIDATED BALANCE SHEETS
           (Dollars in millions except per share amounts; unaudited)
	September 30, 2002	March 31, 2003
ASSETS CURRENT ASSETS Cash and equivalents Receivables, less allowances of $90 and $95 Inventories Other current assets	$ 381 2,513 1,624 443	606 2,547 1,679 450
Total current assets	4,961	5,282
PROPERTY, PLANT AND EQUIPMENT, NET	3,116	3,022
OTHER ASSETS Goodwill Other	4,910 1,558	4,960 1,540
Total other assets	6,468 $14,545	6,500 14,804
LIABILITIES AND STOCKHOLDERS' EQUITY CURRENT LIABILITIES Short-term borrowings and current maturities of long-term debt Accounts payable Accrued expenses Income taxes	$ 1,560 1,268 1,448 124	1,045 1,222 1,460 138
Total current liabilities	4,400	3,865
LONG-TERM DEBT OTHER LIABILITIES	2,990 1,414	3,486 1,414

STOCKHOLDERS' EQUITY
  Preferred stock of $2.50 par value per share.
    Authorized 5,400,000 shares; issued - none
  Common stock of $.50 par value per share.
    Authorized 1,200,000,000 shares; issued
    476,677,006 shares
  Additional paid in capital
  Retained earnings
  Accumulated other comprehensive income
  Cost of common stock in treasury, 55,967,097
    shares and 55,724,457 shares

	- 238 52 8,461 (647) (2,363)	- 238 56 8,583 (485) (2,353)
Total stockholders' equity	5,741 $14,545	6,039 14,804

See accompanying notes to consolidated financial statements.
                                         3

                     EMERSON ELECTRIC CO. AND SUBSIDIARIES          FORM 10-Q
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 SIX MONTHS ENDED MARCH 31, 2002 AND 2003
                       (Dollars in millions; unaudited)
Six Months Ended March 31,
	2002	2003

OPERATING ACTIVITIES
  Net earnings
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Cumulative effect of change in accounting principle
      Depreciation and amortization
      Changes in operating working capital
      Gains on divestitures and other

        Net cash provided by operating activities

	$ (408) 938 269 (7) (102) 690	453 - 264 (67) 31 681
INVESTING ACTIVITIES Capital expenditures Purchases of businesses, net of cash and equivalents acquired Divestitures of businesses and other, net Net cash used in investing activities	(172) (718) 133 (757)	(131) (1) 36 (96)

FINANCING ACTIVITIES
  Net increase (decrease) in short-term borrowings
  Proceeds from long-term debt
  Principal payments on long-term debt
  Dividends paid
  Treasury stock, net

        Net cash provided by (used in) financing activities

	6 501 (10) (326) (7) 164	(532) 493 (7) (330) 4 (372)
Effect of exchange rate changes on cash and equivalents	(5)	12
INCREASE IN CASH AND EQUIVALENTS	92	225
Beginning cash and equivalents	356	381
ENDING CASH AND EQUIVALENTS	$ 448	606
CHANGES IN OPERATING WORKING CAPITAL Receivables Inventories Other current assets Accounts payable Accrued expenses Income taxes	$ 72 107 (9) (97) (126) 46 $ (7)	25 (14) 1 (83) (7) 11 (67)

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

2.	Reconciliations of weighted average common shares for basic earnings per common share and diluted earnings per common share follow (shares in millions):
	Three Months Ended March 31,		Six Months Ended March 31,
	2002	2003	2002	2003
Basic Dilutive shares Diluted	419.0 2.4 421.4	419.1 1.5 420.6	418.7 2.2 420.9	419.0 1.6 420.6
3.	Other Financial Information (Dollars in millions; unaudited)
		Three Months Ended March 31,		Six Months Ended March 31,
		2002	2003	2002	2003
	Other deductions (income), net Gains from divestitures of businesses Rationalization of operations Amortization of intangibles Other	$ (93) 55 7 33 $ 2	- 36 4 34 74	(178) 108 14 47 (9)	(15) 65 9 62 121
	Interest expense, net Interest expense Interest income	$ 61 (3) $ 58	61 (4) 57	131 (8) 123	123 (8) 115

EMERSON ELECTRIC CO. AND SUBSIDIARIES                               FORM 10-Q
		September 30, 2002	March 31, 2003
	Inventories Finished products Raw materials and work in process	$ 662 962 $ 1,624	697 982 1,679
	Property, plant and equipment, net Property, plant and equipment, at cost Less accumulated depreciation	$ 6,649 3,533 $ 3,116	6,787 3,765 3,022
	Goodwill Process Control Industrial Automation Electronics and Telecommunications HVAC Appliance and Tools	$ 1,591 788 1,590 377 564 $ 4,910	1,583 821 1,612 377 567 4,960
	Other assets, other Retirement plans Equity and other investments Leveraged leases Capitalized software Intellectual property Other	$ 636 326 145 147 113 191 $ 1,558	628 321 142 144 114 191 1,540
	Product warranty liability	$ 138	136
	Other liabilities Deferred taxes Postretirement plans, excl. current portion Minority interest Other	$ 514 306 104 490 $ 1,414	489 310 110 505 1,414
4.

Effective October 1, 2001, Emerson adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Emerson completed the transitional impairment test and recorded a cumulative effect of a change in accounting principle in the first quarter of fiscal 2002. The consolidated statements of earnings and cash flows for the six months ended March 31, 2002 have been restated to reflect the cumulative effect of a change in accounting principle.

5.

Emerson enters into indemnification agreements in the ordinary course of business in which the indemnified party is held harmless and is reimbursed for losses incurred from claims by third parties. In connection with

EMERSON ELECTRIC CO. AND SUBSIDIARIES                               FORM 10-Q

divestitures of certain assets or businesses, the Company often provides indemnities to the buyer with respect to certain matters including, for example, environmental liabilities and unidentified tax liabilities related to periods prior to the disposition. Due to the uncertain nature of the indemnities, the maximum liability cannot be quantified. Liabilities for obligations are recorded where appropriate and when they can be reasonably estimated. Historically, the Company has not made significant payments for these obligations.

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

6.

As of March 31, 2003, the Company estimates that the accumulated benefit obligation for the primary defined benefit pension plans exceeded the fair value of plan assets by $325 million. If the equity markets continue the trend experienced subsequent to the last measurement date (June 30, 2002), the Company estimates that a charge to stockholders' equity of approximately $900 million ($600 million after-tax) could be required.

7.	Comprehensive income is summarized as follows (dollars in millions):
		Three Months Ended March 31,		Six Months Ended March 31,
		2002	2003	2002	2003
	Net earnings Foreign currency translation adjustments and other	$275 - $275	236 81 317	(408) (14) (422)	453 161 614
8.

Effective October 1, 2002, Emerson adopted the fair value method provisions of FAS 123. Options granted after September 30, 2002, are expensed based on their fair value at date of grant over the vesting period, generally three years. Previously, the Company accounted for options pursuant to APB 25 and no expense was recognized. During the six months ended March 31, 2003, 303 thousand options were granted which will result in approximately $1 million of compensation expense for fiscal year 2003. Stock options granted over the last three years have averaged less than 0.5 percent of average outstanding shares and if the fair value method had been utilized for all options granted, earnings per share would have been reduced approximately one cent per quarter over that period. Earnings per share for the three months ended March 31, 2002 and 2003, would have been $0.64 and $0.55, respectively. Earnings per share for the six months ended March 31, 2002 and 2003, would have been $1.24 (before FAS 142) and $1.06, respectively.


EMERSON ELECTRIC CO. AND SUBSIDIARIES                               FORM 10-Q

9.	Business Segment Information Summarized information about the Company's operations by business segment for the three and six months ended March 31, 2002 and 2003, follows (dollars in millions):

Three months ended March 31,	Sales 2002 2003		Earnings 2002 2003

Process Control
Industrial Automation
Electronics and Telecommunications
HVAC
Appliance and Tools

Differences in accounting methods
Corporate and other Eliminations/Interest

Net sales/Income before
  income taxes

	$ 837 601 591 640 847 3,516 (95) $3,421	819 646 554 693 870 3,582 (104) 3,478	95 67 19 95 116 392 33 38 (58) 405	89 81 21 104 121 416 33 (44) (57) 348

Six months ended March 31,	Sales 2002 2003		Earnings 2002 2003

Process Control
Industrial Automation
Electronics and Telecommunications
HVAC
Appliance and Tools

Differences in accounting methods
Corporate and other Eliminations/Interest

Net sales/Income before
 income taxes

	$1,633 1,257 1,226 1,099 1,678 6,893 (177) $6,716	1,591 1,269 1,123 1,205 1,722 6,910 (191) 6,719	180 152 51 154 219 756 72 68 (123) 773	164 163 58 173 239 797 64 (77) (115) 669

Intersegment sales of the Appliance and Tools segment for the three months ended March 31, 2002 and 2003, respectively, were $81 million and $95 million. Intersegment sales of the Appliance and Tools segment for the six months ended March 31, 2002 and 2003, respectively, were $147 million and $168 million.

EMERSON ELECTRIC CO. AND SUBSIDIARIES                               FORM 10-Q

      Rationalization of operations by business segment is summarized as       follows (dollars in millions):
	Three Months Ended March 31,		Six Months Ended March 31,
	2002 2003		2002 2003
Process Control Industrial Automation Electronics and Telecommunications HVAC Appliance and Tools Corporate	$ 8 6 15 5 9 12 $ 55	7 4 18 7 6 (6) 36	15 12 27 13 19 22 108	12 9 25 11 12 (4) 65
10.

The Company is evaluating strategies to maximize the value of its Emerson Telecommunication Products (Jordan) business that had a goodwill impairment of $647 million in 2002. The carrying value of this business is approximately $270 million (including $175 million of goodwill). In May 2003, the Board of Directors approved a plan to divest a portion of this business. Due to current challenging market conditions, a loss is reasonably possible on the sale of Dura-Line, the Company's fiber-optic conduit business, and an appraisal is being completed to determine possible impairment of the remaining business. The Company estimates it will realize income tax benefits of approximately $200 million to $275 million as the tax basis significantly exceeds the carrying value of this business. A majority of the tax benefits would be received in cash in 2004, with the remainder expected to be realized in later years through utilization against future capital gains. The current tax benefit to be recognized is expected to exceed any loss resulting from the sale and impairment review.

Items 2 and 3. Management's Discussion and Analysis of Results of Operations
               and Financial Condition.

Net sales for the quarter ended March 31, 2003, were $3,478 million, an increase of almost 2 percent over net sales of $3,421 million for the quarter ended March 31, 2002. Net sales were $6,719 million for the six months ended March 31, 2003, compared to net sales of $6,716 million for the same period a year ago. Solid growth in the heating, ventilating and air conditioning business and a consolidated 4 percentage point favorable impact from currency were partially offset by declines in process control and electronics and telecommunications. Acquisitions and divestitures had a negative impact of less than 1 percentage point on reported second quarter sales. Underlying sales (which exclude acquisitions, divestitures and currency) for the second quarter decreased 2 percent, reflecting a moderate decline in the United States and modest declines in Europe and Latin America which were partially offset by a strong increase in Asia compared to the prior year.


EMERSON ELECTRIC CO. AND SUBSIDIARIES                               FORM 10-Q

The process control business reported sales of $819 million in the second quarter of 2003, a decline of 2 percent compared to $837 million for the same period a year ago, with weaker maintenance and repair spending and delayed long-cycle projects. Sales include a positive impact from currency of 5 percentage points, which was partially offset by a 3 percentage point impact from the Daniel Valve and Intellution divestitures. Excluding acquisitions, divestitures and currency, underlying sales declined 4 percent due to weakness in the United States and Latin America, partially offset by modest growth in Asia. Process control continued its market penetration and geographic expansion despite the ongoing weakness in the U.S. market.

The industrial automation business reported second quarter sales of $646 million, up nearly 8 percent from $601 million for the second quarter in the prior year, the result of an 8 percentage point favorable impact from currency. Flat underlying sales reflect the emerging stability in the industrial goods markets, with a moderate decline in industrial activity in the United States offset by an increase in international sales, led by strength in Asia. Sales of motors and drives were down slightly, while industrial sales activity was flat for the quarter.

Sales in the electronics and telecommunications business were $554 million for the second quarter, a decrease of 6 percent from $591 million for the same period in the prior year. Second quarter sales include a 3 percentage point favorable impact from currency and significant declines in most major geographic regions, except for Asia, which declined only modestly. The traditional environmental and power systems businesses were flat to slightly down, and the OEM power electronics business experienced a decline in sales versus the prior year.

The heating, ventilating and air conditioning business reported sales of $693 million, an increase of 8 percent from the second quarter in the prior year, driven by continued penetration gains, market growth and an almost 3 percentage point impact from currency. Second quarter underlying sales reflect strong growth in Asia, solid growth in the European commercial market and modest growth in the United States.

A 3 percent increase in second quarter sales in the appliance and tools business compared to the prior year reflects a 2 percentage point favorable impact from currency and a 1 percentage point impact from acquisitions. Sales of $870 million for the second quarter also reflect a modest decline in underlying sales compared to the prior year, with results flat to slightly up across the tools and storage businesses, and a modest decline in the motors and appliance businesses. Although consumer housing-related markets have softened, Closetmaid growth remains strong.

Emerson has made the strategic business decision to discontinue the manufacture of bench top and stationary woodworking power tools and to license the RIDGID brand to top manufacturers in order to fulfill The Home Depot's future requirements. Emerson will remain a significant manufacturer of wet/dry vacuums, hand tools, and other products. This decision has no effect on RIDGID professional contractor and plumbing tools, which is a separate Emerson business.


EMERSON ELECTRIC CO. AND SUBSIDIARIES                               FORM 10-Q

Cost of sales for the second quarter of fiscal 2003 and 2002 were $2,265 million and $2,232 million, respectively. Cost of sales as a percent of net sales was 65.1 percent and 65.2 percent in the first quarter of fiscal 2003 and 2002, respectively. For the six months ended March 31, 2003 and 2002, cost of sales were $4,360 million, or 64.9 percent of sales, and $4,357 million, or 64.9 percent of sales, respectively. Selling, general and administrative expenses for the second quarter of 2003 were $734 million, or 21.1 percent of sales, compared to $724 million, or 21.2 percent of sales, for the second quarter of 2002. For the six months ended March 31, 2003 and 2002, selling, general and administrative expenses were $1,454 million, or 21.6 percent of sales, compared with $1,472 million, or 21.9 percent of sales for the same period in the prior year. Emerson continues to leverage information technology to achieve operational efficiencies that make it easier for customers to do business with the company and to improve the cost structure.

Other deductions, net for the six months ended March 31, 2003, included a gain from the divestiture of Intellution of $15 million in the first quarter, and ongoing costs for the rationalization of operations (including severance, shut-down, start-up, asset writedowns and other costs) of $65 million. Other deductions, net for the six months ended March 31, 2002, included a $93 million pre-tax gain from the ENI transaction in the second quarter, an $85 million gain from the Chromalox divestiture in the first quarter, and ongoing costs for the rationalization of operations of $108 million. Higher levels of rationalization in the prior year related to cost structure improvements in response to the difficult economic environment.

Income before income taxes for the second quarter of 2003 was $348 million, a 14 percent decrease from the prior year, reflecting lower gains from divestitures, partially offset by lower levels of rationalization costs in the second quarter of 2003. Second quarter earnings in the process control business of $89 million were down 6 percent compared to the prior year, primarily reflecting the lower sales volume. Higher sales and benefits from recent restructuring initiatives led to an increase in earnings of the industrial automation business of 19 percent. Electronics and telecommunications business earnings were $21 million, an increase of 18 percent over the prior year, despite lower sales. This increase was driven by the benefits from restructuring actions initiated over a year ago. Earnings of the heating, ventilating and air conditioning, and appliance and tools businesses were up 9 percent and 5 percent, respectively, over the prior year, primarily due to higher sales during the quarter.

Net earnings were $236 million and diluted earnings per common share were $0.56 for the three months ended March 31, 2003, decreases of 14 percent compared to the prior year period. Net earnings and earnings per share of $275 million and $0.65, respectively, for the three months ended March 31, 2002, include the impact of a pre-tax gain of $93 million from the ENI transaction. For the six months ended March 31, 2003, net earnings were $453 million and earnings per share were $1.08, decreases of 14 percent compared to net earnings and earnings per share before accounting change of $530 million and $1.26, respectively, for the six months ended March 31, 2002.


EMERSON ELECTRIC CO. AND SUBSIDIARIES                               FORM 10-Q

Gains from divestitures for the six months ended March 31, 2003, were down $163 million from the prior year period.

Financial Condition

A comparison of key elements of the Company's financial condition at the end of the second quarter as compared to the end of the prior fiscal year follows:
	September 30, 2002	March 31, 2003
Working capital (in millions) Current ratio Total debt to total capital Net debt to net capital	$ 561 1.1 to 1 44.2% 42.0%	1,417 1.4 to 1 42.9% 39.3%

The Company's interest coverage ratio (earnings before income taxes and cumulative effect of change in accounting principle and interest expense, divided by interest expense) was 6.4 times for the six months ended March 31, 2003, compared to 6.9 times for the same period one year earlier. In the first quarter of fiscal 2003, the Company issued $250 million of 4.625%
10-year notes and $250 million of 5% 12-year notes. The increase in working capital includes the impact of these long-term debt issuances. In April 2003, the Company issued $250 million of 4 1/2% 10-year notes.

Cash and equivalents increased by $225 million during the six months ended March 31, 2003. Cash flow provided by operating activities of $681 million and the cash flow provided by divestitures of businesses and other, net of $36 million were used primarily to decrease net borrowings by $46 million, pay dividends of $330 million and fund capital expenditures of $131 million. For the six months ended March 31, 2003, free cash flow of $550 million (operating cash flow of $681 million less capital expenditures of $131 million) was up 6 percent over free cash flow of $518 million (operating cash flow of $690 million less capital expenditures of $172 million) for the same period in the prior year, driven by improvements in working capital and lower capital spending.

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

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Stockholders on February 4, 2003, matters described in the Notice of Annual Meeting of Stockholders dated December 16, 2003 were voted upon.

1.    The directors listed below were elected for terms ending in 2006       with voting for each as follows:

DIRECTOR A. A. Busch III A. F. Golden G. A. Lodge V. R. Loucks, Jr. J. B. Menzer	FOR 333,440,598 329,157,391 328,376,386 352,413,259 333,661,286	WITHHELD 26,041,096 30,324,303 31,105,308 7,068,435 25,820,408

2.    The stockholders' proposal on sexual orientation failed by a vote       of 29,404,770 in favor to 262,939,200 against, with 11,553,796       abstaining.

Item 5. Other Information

Emerson's Audit Committee of the Board of Directors is comprised of the following independent directors:
A. A. Busch III, Chairman C. Fernandez G. J. B. Menzer R. L. Ridgway E. E. Whitacre, Jr.

EMERSON ELECTRIC CO. AND SUBSIDIARIES                               FORM 10-Q

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits (Listed by numbers corresponding to the Exhibit Table of Item
    601 in Regulation S-K).

    12   Ratio of Earnings to Fixed Charges.

    99   Certifications pursuant to 18 U.S.C. Section 1350, as adopted          pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K. Pursuant to Item 9, the Company filed Reports on     Form 8-K dated January 13, 2003, February 24, 2003 and March 27, 2003,     furnishing Regulation FD disclosures.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       EMERSON ELECTRIC CO.

Date: May 12, 2003             By /s/ Walter J. Galvin

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

Date: May 12, 2003
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

Date: May 12, 2003
                             /s/ W. J. Galvin
                                 W. J. Galvin
             Executive Vice President and Chief Financial Officer
                             Emerson Electric Co.