Form 10-Q
period 2003-08-12
EMERSON ELECTRIC CO
filed 2003-08-12
CIK 32604


UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

______________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Common stock outstanding at June 30, 2003: 421,037,981 shares.

                        PART I. FINANCIAL INFORMATION               FORM 10-Q
                        Item 1. Financial Statements.

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2002 AND 2003
(Dollars in millions except per share amounts; unaudited)
	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2003	2002	2003
Net Sales Costs and expenses: Cost of sales Selling, general and administrative expenses Other deductions, net Interest expense, net Total costs and expenses	$ 3,550 2,324 712 29 57 3,122	3,573 2,323 734 127 60 3,244	10,226 6,649 2,175 15 180 9,019	10,264 6,660 2,182 239 175 9,256
Income from continuing operations before income taxes	428	329	1,207	1,008
Income taxes	142	51	388	271
Income from continuing operations	286	278	819	737
Net gain (loss) from discontinued operations	(5)	82	(8)	76
Cumulative effect of change in accounting principle	-	-	(938)	-
Net earnings	$ 281	360	(127)	813
Basic earnings per common share: Income from continuing operations Discontinued operations Cumulative effect of change in accounting principle	$ 0.69 (0.01) -	0.66 0.20 -	1.96 (0.02) (2.24)	1.76 0.18 -
Basic earnings per common share	$ 0.68	0.86	(0.30)	1.94
Diluted earnings per common share: Income from continuing operations Discontinued operations Cumulative effect of change in accounting principle	$ 0.68 (0.01) -	0.66 0.19 -	1.95 (0.02) (2.23)	1.75 0.18 -
Diluted earnings per common share	$ 0.67	0.85	(0.30)	1.93
Cash dividends per common share	$0.3875	0.3925	1.1625	1.1775

See accompanying notes to consolidated financial statements.
                                        2

                     EMERSON ELECTRIC CO. AND SUBSIDIARIES          FORM 10-Q
                          CONSOLIDATED BALANCE SHEETS
           (Dollars in millions except per share amounts; unaudited)
	September 30, 2002	June 30, 2003
ASSETS CURRENT ASSETS Cash and equivalents Receivables, less allowances of $90 and $92 Inventories Other current assets	$ 381 2,513 1,624 443	709 2,668 1,656 581
Total current assets	4,961	5,614
PROPERTY, PLANT AND EQUIPMENT, NET	3,116	2,993
OTHER ASSETS Goodwill Other	4,910 1,558	4,956 1,820
Total other assets	6,468 $14,545	6,776 15,383
LIABILITIES AND STOCKHOLDERS' EQUITY CURRENT LIABILITIES Short-term borrowings and current maturities of long-term debt Accounts payable Accrued expenses Income taxes	$ 1,560 1,268 1,448 124	936 1,214 1,522 61
Total current liabilities	4,400	3,733
LONG-TERM DEBT OTHER LIABILITIES	2,990 1,414	3,735 1,431

STOCKHOLDERS' EQUITY
  Preferred stock of $2.50 par value per share.
    Authorized 5,400,000 shares; issued - none
  Common stock of $.50 par value per share.
    Authorized 1,200,000,000 shares; issued
    476,677,006 shares
  Additional paid in capital
  Retained earnings
  Accumulated other comprehensive income
  Cost of common stock in treasury, 55,967,097
    shares and 55,639,025 shares

	- 238 52 8,461 (647) (2,363)	- 238 62 8,777 (243) (2,350)
Total stockholders' equity	5,741 $14,545	6,484 15,383

See accompanying notes to consolidated financial statements.

                                         3

                     EMERSON ELECTRIC CO. AND SUBSIDIARIES          FORM 10-Q
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   NINE MONTHS ENDED JUNE 30, 2002 AND 2003
                       (Dollars in millions; unaudited)
Nine Months Ended June 30,
	2002	2003

OPERATING ACTIVITIES
  Net earnings
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Cumulative effect of change in accounting principle
      Depreciation and amortization
      Changes in operating working capital
      Pension funding
      Gains from divestitures and other

        Net cash provided by operating activities

	$ (127) 938 409 216 (160) (98) 1,178	813 - 406 (89) (286) 47 891
INVESTING ACTIVITIES Capital expenditures Purchases of businesses, net of cash and equivalents acquired Divestitures of businesses and other, net Net cash used in investing activities	(251) (731) 197 (785)	(213) (1) 40 (174)
FINANCING ACTIVITIES Net decrease in short-term borrowings Proceeds from long-term debt Principal payments on long-term debt Dividends paid Treasury stock, net Net cash used in financing activities	(207) 509 (23) (489) (4) (214)	(673) 746 (13) (496) 7 (429)
Effect of exchange rate changes on cash and equivalents	13	40
INCREASE IN CASH AND EQUIVALENTS Beginning cash and equivalents ENDING CASH AND EQUIVALENTS	192 356 $ 548	328 381 709
CHANGES IN OPERATING WORKING CAPITAL Receivables Inventories Other current assets Accounts payable Accrued expenses Income taxes	$ 51 176 7 15 (56) 23 $ 216	(5) 59 19 (133) 23 (52) (89)

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

2.	Reconciliations of weighted average common shares for basic earnings per common share and diluted earnings per common share follow (shares in millions):
	Three Months Ended June 30,		Nine Months Ended June 30,
	2002	2003	2002	2003
Basic Dilutive shares Diluted	419.2 2.2 421.4	419.2 1.8 421.0	418.9 2.2 421.1	419.1 1.7 420.8
3.	Other Financial Information (Dollars in millions; unaudited)
		Three Months Ended June 30,		Nine Months Ended June 30,
		2002	2003	2002	2003
	Other deductions, net Gains from divestitures Impairment Rationalization of operations Amortization of intangibles Other	$ (46) - 44 7 24 $ 29	(9) 54 43 4 35 127	(224) - 149 19 71 15	(24) 54 100 12 97 239
	Interest expense, net Interest expense Interest income	$ 61 (4) $ 57	62 (2) 60	192 (12) 180	185 (10) 175

EMERSON ELECTRIC CO. AND SUBSIDIARIES                               FORM 10-Q
		September 30, 2002	June 30, 2003
	Inventories Finished products Raw materials and work in process	$ 662 962 $ 1,624	678 978 1,656
	Property, plant and equipment, net Property, plant and equipment, at cost Less accumulated depreciation	$ 6,649 3,533 $ 3,116	6,897 3,904 2,993
	Goodwill Process Control Industrial Automation Electronics and Telecommunications HVAC Appliance and Tools	$ 1,591 788 1,590 377 564 $ 4,910	1,609 850 1,540 379 578 4,956
	Other assets, other Retirement plans Equity and other investments Leveraged leases Capitalized software Intellectual property Other	$ 636 326 145 147 113 191 $ 1,558	910 326 141 142 102 199 1,820
	Product warranty liability	$ 138	136
	Other liabilities Deferred taxes Postretirement plans, excl. current portion Minority interest Other	$ 514 306 104 490 $ 1,414	483 310 116 522 1,431
4.

Emerson enters into indemnification agreements in the ordinary course of business in which the indemnified party is held harmless and is reimbursed for losses incurred from claims by third parties. In connection with divestitures of certain assets or businesses, the Company often provides indemnities to the buyer with respect to certain matters including, for example, environmental liabilities and unidentified tax liabilities related to periods prior to the disposition. Due to the uncertain nature of the indemnities, the maximum liability cannot be quantified. Liabilities for obligations are recorded where appropriate and when they can be reasonably estimated. Historically, the Company has not made significant payments for these obligations.

EMERSON ELECTRIC CO. AND SUBSIDIARIES                               FORM 10-Q

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

5.

The Company made contributions of $275 million to its primary defined benefit pension plan during the third quarter and estimates that as of June 30, 2003, the plan's measurement date, the fair value of the plan assets exceeded the accumulated benefit obligation. The actuarial valuation of all pension plans will be completed in the fourth quarter. Effective October 1, 2003, the discount rate for U.S. retirement plans will be changed to 6 percent. Due to the market trends of the past few years (i.e., interest rates and lower asset returns), pension costs are expected to increase approximately $60 million ($0.10 per share) for fiscal 2004.

6.	Comprehensive income is summarized as follows (dollars in millions):
		Three Months Ended June 30,		Nine Months Ended June 30,
		2002	2003	2002	2003
	Net earnings Foreign currency translation adjustments and other	$ 281 97 $ 378	360 243 603	(127) 83 (44)	813 404 1,217
7.

Effective October 1, 2002, Emerson adopted the fair value method provisions of FAS 123. Options granted after September 30, 2002, are expensed based on their fair value at date of grant over the vesting period, generally three years. Previously, the Company accounted for options pursuant to APB 25 and no expense was recognized. During the nine months ended June 30, 2003, 318 thousand options were granted which will result in approximately $1 million of compensation expense for fiscal year 2003. Stock options granted over the last three years have averaged less than 0.5 percent of average outstanding shares and if the fair value method had been utilized for all options granted, earnings per share would have been reduced approximately one cent per quarter over that period. Earnings per share from continuing operations for the three months ended June 30, 2002 and 2003, would have been $0.67 and $0.65, respectively. Earnings per share from continuing operations for the nine months ended June 30, 2002 and 2003, would have been $1.92 and $1.72, respectively.

EMERSON ELECTRIC CO. AND SUBSIDIARIES                               FORM 10-Q

8.	Business Segment Information Summarized information about the Company's operations by business segment for the three and nine months ended June 30, 2002 and 2003, follows (dollars in millions):
	Three months ended June 30,	Sales 2002 2003		Earnings 2002 2003

Process Control
Industrial Automation
Electronics and Telecommunications
HVAC
Appliance and Tools

Discontinued operations (a)
Differences in accounting methods
Corporate and other Eliminations/Interest

Net sales/Income from continuing   operations before income taxes

		$ 851 619 614 693 898 3,675 (20) (105) $3,550	850 660 574 733 869 3,686 (13) (100) 3,573	97 72 30 110 132 441 7 39 (2) (57) 428	94 85 40 112 115 446 2 32 (91) (60) 329

Corporate and other decreased $89 million for the three months ended June 30, 2003, compared to the prior year period due to $37 million of lower gains from divestitures and the goodwill impairment charge of
$54 million.

	Nine months ended June 30,	Sales 2002 2003		Earnings 2002 2003

Process Control
Industrial Automation
Electronics and Telecommunications
HVAC
Appliance and Tools

Discontinued operations (a)
Differences in accounting methods
Corporate and other Eliminations/Interest

Net sales/Income from continuing   operations before income taxes

		$ 2,484 1,876 1,840 1,792 2,576 10,568 (60) (282) $10,226	2,441 1,929 1,697 1,938 2,591 10,596 (41) (291) 10,264	277 224 81 264 351 1,197 13 111 66 (180) 1,207	258 248 98 285 354 1,243 12 96 (168) (175) 1,008

Corporate and other decreased $234 million for the nine months ended June 30, 2003, compared to the prior year period due to $200 million of lower gains from divestitures and the goodwill impairment charge of $54 million, which were partially offset by lower rationalization costs.

Intersegment sales of the Appliance and Tools segment for the three months ended June 30, 2002 and 2003, respectively, were $93 million and

EMERSON ELECTRIC CO. AND SUBSIDIARIES                               FORM 10-Q

$89 million. Intersegment sales of the Appliance and Tools segment for the nine months ended June 30, 2002 and 2003, respectively, were $240 million and $257 million.

Rationalization of operations by business segment is summarized as follows (dollars in millions):
		Three Months Ended June 30,		Nine Months Ended June 30,
		2002 2003		2002 2003
	Process Control Industrial Automation Electronics and Telecommunications HVAC Appliance and Tools Corporate Discontinued operations (a)	$ 5 13 19 1 11 1 (6) $ 44	13 5 7 6 16 (4) - 43	20 25 46 14 30 23 (9) 149	25 14 32 17 28 (8) (8) 100
(a) Discontinued operations eliminates the operating results of discontinued operations related to Dura-Line, which are included in the Electronics and Telecommunications segment amounts.
9.

Due to current challenging market conditions, Emerson began evaluating strategies to maximize the value of the Jordan business (renamed Emerson Telecommunication Products, Inc. ("Jordan")) acquired in 2000. In May 2003, the Board of Directors approved a plan to restructure Jordan in which all but one of its businesses would be retained by Emerson, (and will continue to do business as Emerson Telecommunication Products, LLC ("ETP")), and the Dura-Line fiber-optic conduit business would be sold. In June 2003 after the restructuring, the Jordan stock, including its Dura-Line operations, was sold for $6 million, resulting in a pretax loss of $87 million, which is reported as discontinued operations. In addition, an appraisal of the retained ETP business was performed. All of the businesses in the Electronics and Telecommunications segment, including ETP, were reviewed for impairment and a goodwill impairment charge of $54 million was recorded in the third quarter, the majority of which related to the ETP business. The restructuring and sale resulted in income tax benefits of $238 million as the tax basis in the stock of these businesses significantly exceeded the carrying value primarily due to a goodwill impairment of $647 million in 2002. Approximately $140 million of the benefits will be received in cash in 2004 due to the carryback of the capital loss against prior and current year capital gains, with the remainder expected to be received in subsequent years as the capital loss carryforward is utilized against future capital gains. The income tax benefits were recognized in the third quarter: $170 million was associated with discontinued operations and $68 million was associated with the retained ETP business.

EMERSON ELECTRIC CO. AND SUBSIDIARIES                               FORM 10-Q

The tax benefits from the restructuring of the ETP business net of the impairment charge contributed $14 million ($0.03 per share) to continuing operations. The net gain of $83 million from the sale of Jordan (including income tax benefit of $170 million) is reported as discontinued operations in the Consolidated Statements of Earnings. The current and prior period operating results of Dura-Line also have been reclassified to discontinued operations. Sales were $13 million and $41 million, and net earnings were $(1) million and $(7) million for the three months and nine months ended June 30, 2003, respectively.

Items 2 and 3. Management's Discussion and Analysis of Results of Operations
               and Financial Condition.

Net sales for the quarter ended June 30, 2003, were $3,573 million, a slight increase over net sales of $3,550 million for the quarter ended June 30, 2002. Net sales were $10,264 million for the nine months ended June 30, 2003, compared to net sales of $10,226 million for the same period a year ago. For the quarter, increases in the heating, ventilating and air conditioning and industrial automation businesses were partially offset by declines in the electronics and telecommunications and appliance and tools businesses. These consolidated results reflect a 5 percentage point favorable impact from currency and a less than 1 percentage point negative impact from divestitures, net of acquisitions. Underlying sales (which exclude acquisitions, divestitures and currency) for the third quarter decreased almost 4 percent, reflecting declines in the United States and Latin America, partially offset by a strong increase in Asia and a modest increase in Europe compared to the prior year.

Process control sales of $850 million in the third quarter of 2003 were in line with sales of $851 million for the same period a year ago. Sales include a positive impact from currency of 6 percentage points, which was partially offset by a 3 percentage point impact from the Daniel Valve and Intellution divestitures. Excluding acquisitions, divestitures and currency, underlying sales declined 3 percent due to weakness in the United States and Latin America, partially offset by strong growth in Asia and solid growth in Europe. Process control continued its market penetration and geographic expansion despite the ongoing weakness in the U.S. market. Systems, services and solutions businesses continued growing with strong new project activity and displacement of competitors in the market.

The industrial automation business reported third quarter sales of $660 million, up 7 percent from $619 million for the third quarter in the prior year, the result of a 9 percentage point favorable impact from currency. A
2 percent decline in underlying sales reflects a decline in the United States, which was partially offset by a moderate increase in international sales, led by Europe. Most end markets have been stable, while the "wind-power" markets have experienced increases that have helped the generator business.

EMERSON ELECTRIC CO. AND SUBSIDIARIES                               FORM 10-Q

Sales in the electronics and telecommunications business declined almost
7 percent to $574 million for the third quarter from $614 million for the same period in the prior year, including an almost 4 percentage point favorable impact from currency. There were significant declines in most major geographic regions, except for Asia, which declined only moderately. Although the systems business continues to experience declines, the embedded power business increased sequentially.

Heating, ventilating and air conditioning business sales increased almost
6 percent to $733 million, compared to $693 million in the third quarter in the prior year, driven by continued penetration gains, market growth and a
3 percentage point impact from currency. A 3 percent increase in third quarter underlying sales reflects strong growth in Latin America, Asia and the European commercial market, and slight growth in the United States. The combination of new wins, market dynamics, and higher efficiency regulations is driving long-term scroll technology penetration and growth.

Sales of $869 million in the appliance and tools business for the third quarter reflect a decline in underlying sales compared to the prior year. The 3 percent decrease in third quarter sales also includes a more than 2 percentage point favorable impact from currency and a nearly 1 percentage point impact from acquisitions. The motors and appliance component business declined significantly, while the construction and tools business declined modestly, partially resulting from exiting the manufacturing of power woodworking tools. The ClosetMaid consumer storage business continued with strong growth.

Cost of sales for the third quarter of fiscal 2003 and 2002 were $2,323 million and $2,324 million, respectively. Cost of sales as a percent of net sales was 65.0 percent and 65.5 percent in the third quarter of fiscal 2003 and 2002, respectively. For the nine months ended June 30, 2003 and 2002, cost of sales were $6,660 million, or 64.9 percent of sales, and $6,649 million, or 65.0 percent of sales, respectively. Selling, general and administrative expenses for the third quarter of 2003 were $734 million, or 20.6 percent of sales, compared to $712 million, or 20.0 percent of sales, for the third quarter of 2002. For the nine months ended June 30, 2003 and 2002, selling, general and administrative expenses were $2,182 million, or 21.2 percent of sales, compared with $2,175 million, or 21.3 percent of sales for the same period in the prior year.

Other deductions, net for the third quarter of 2003 of $127 million increased $98 million from $29 million for the third quarter in the prior year. This increase is primarily due to $37 million of lower gains from divestitures and the goodwill impairment charge of $54 million in the current year. The third quarter of the prior year included $46 million of gains from divestitures, including Daniel Valve. Other deductions, net for the nine months ended June 30, 2003 of $239 million increased $224 million from the same period in the prior year. This increase is primarily due to $200 million of lower divestiture gains and the $54 million impairment charge, which were partially offset by $49 million of lower costs for the rationalization of operations (including severance, shut-down, start-up, asset writedowns and other costs).

EMERSON ELECTRIC CO. AND SUBSIDIARIES                               FORM 10-Q

The nine months ended June 30, 2003, included a $17 million gain from the first quarter divestiture of Intellution. The same period in the prior year included the Daniel Valve divestiture gain as well as a $93 million pretax gain from the second quarter ENI transaction and an $85 million gain from the first quarter divestiture of Chromalox. Higher costs for the rationalization of operations in the prior year related to cost structure improvements in response to the difficult economic environment.

Income from continuing operations before income taxes for the third quarter was $329 million compared to $428 million in the prior year, reflecting the increase in other deductions, net discussed above. Regarding third quarter segment results, earnings before interest and taxes in the process control business of $94 million were down 3 percent compared to $97 million in the prior year, reflecting higher costs for the rationalization of operations during the quarter. Higher sales and lower rationalization costs led to an increase in earnings of the industrial automation business of 19 percent to $85 million. Electronics and telecommunications business earnings were $40 million, an increase of 33 percent over the prior year, despite lower sales. This increase was driven by lower costs for rationalization. Heating, ventilating and air conditioning earnings increased 2 percent compared to the prior year primarily due to higher sales. Earnings of the appliance and tools business were down 13 percent from the prior year due to lower sales and higher rationalization costs during the quarter.

Income taxes for the nine months ended June 30, 2003, were $271 million compared to $388 million for the prior year period. Income taxes were reduced $68 million and the effective tax rates for the three months and nine months ended June 30, 2003, were reduced 16 percentage points and 5 percentage points, respectively, by the tax benefits from the restructuring of the ETP business net of the impairment charge. Excluding these items, the rate is more indicative of the ongoing tax rate and is comparable to the 32 percent effective tax rate in the prior year.

Income from continuing operations for the third quarter of 2003 was $278 million, or $0.66 per share, compared to $286 million, or $0.68 per share, for the third quarter of 2002. For the nine months ended June 30, 2003 and 2002, income from continuing operations was $737 million, or $1.75 per share, and $819 million, or $1.95 per share, respectively. The decreases in continuing operations reflect lower gains from divestitures, partially offset by lower costs for the rationalization of operations and a $14 million ($0.03 per share) contribution from the tax benefits of the restructuring of the ETP business net of the impairment charge. See note 9.

Net earnings were $360 million and diluted earnings per share were $0.85 for the three months ended June 30, 2003, compared to net earnings and earnings per share of $281 million and $0.67, respectively, for the three months ended June 30, 2002. In May 2003, the Board of Directors approved a plan to restructure the Jordan business acquired in 2000, in which all but one of its businesses would be retained by Emerson and the Dura-Line fiber-optic conduit business would be sold. The increase in net earnings for the third quarter reflects the $82 million (including income tax benefit of $170 million), or $0.19 per share net gain from discontinued operations, related to the sale of

EMERSON ELECTRIC CO. AND SUBSIDIARIES                               FORM 10-Q

Jordan stock including its Dura-Line operations. See note 9. For the nine months ended June 30, 2003, net earnings were $813 million and earnings per share were $1.93. Net earnings and earnings per share before accounting change were $811 million and $1.93, respectively, for the nine months ended June 30, 2002.

Financial Condition

A comparison of key elements of the Company's financial condition at the end of the third quarter as compared to the end of the prior fiscal year follows:
	September 30, 2002	June 30, 2003
Working capital (in millions) Current ratio Total debt to total capital Net debt to net capital	$ 561 1.1 to 1 44.2% 42.0%	1,881 1.5 to 1 41.9% 37.8%

The Company's interest coverage ratio (income from continuing operations before income taxes and interest expense, divided by interest expense) was 6.4 times for the nine months ended June 30, 2003, compared to 7.3 times for the same period one year earlier. In the first quarter of fiscal 2003, the Company issued $250 million of 4.625% 10-year notes and $250 million of 5% 12-year notes. In the third quarter of fiscal 2003, the Company issued $250 million of 4 1/2% 10-year notes. The increase in working capital includes the impact of these long-term debt issuances.

Cash and equivalents increased by $328 million during the nine months ended June 30, 2003. Cash flow provided by operating activities of $891 million, cash flow provided by divestitures of businesses and other, net of $40 million and the increase in net borrowings of $60 million were used primarily to pay dividends of $496 million and fund capital expenditures of $213 million. For the nine months ended June 30, 2003, free cash flow of $678 million (operating cash flow of $891 million less capital expenditures of $213 million) was down 27 percent over free cash flow of $927 million (operating cash flow of $1,178 million less capital expenditures of $251 million) for the same period in the prior year, primarily due to the higher pension contribution made during the current period and changes in working capital.

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

EMERSON ELECTRIC CO. AND SUBSIDIARIES                               FORM 10-Q

Item 4. Controls and Procedures

Emerson maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms. Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of June 30, 2003, to provide reasonable assurance of the achievement of these objectives.

Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to disclose material information otherwise required to be set forth in the Company's reports.

There was no change in the Company's internal control over financial reporting during the quarter ended June 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 5. Other Information

Temporary Suspension of Trading Under The Company's Employee Benefit Plans

In accordance with the Securities and Exchange Commission Release No.
33-8216, the following information, which is required to be provided under Item 11 of Form 8-K, is being provided under Item 5 of this Form 10-Q. Due to a change in the administrator (from Hewitt/Northern Trust to Putnam) for the Emerson Electric Co. ("Emerson") Employee Savings Investment Plan, Retirement Savings Plan, Profit Sharing Retirement Plan and Supplemental Executive Savings Investment Plan (the "Plans"), limitations were imposed on Emerson stock transactions within the Plans during a brief transition period. Specifically, no transactions in Emerson stock were permitted between May 29, 2003 and June 2, 2003 (the "Blackout Period"). Under Regulation BTR, securities transactions by Emerson directors and executive officers were restricted during the Blackout Period. A notice to this effect provided to Emerson's directors and executive officers prior to the Blackout Period is included as Exhibit 99 to this filing and incorporated herein by reference. The date Emerson received the notice required by section 101(i)(2)(E) of the Employment Retirement Income Security Act of 1974 was April 29, 2003.

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

   31    Certifications pursuant to Exchange Act Rule 13a-14(a).

   32    Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C.          Section 1350.

   99    Notice of temporary suspension of trading under the Company's          employee benefit plans.

(b) Reports on Form 8-K. Pursuant to Items 7 and 9, the Company filed a     Report on Form 8-K dated May 6, 2003, to furnish the press release for     the second quarter of fiscal 2003 under Item 12, "Results of Operations     and Financial Condition" and to furnish Regulation FD disclosures.     Pursuant to Item 9, the Company filed Reports on Form 8-K dated May 27,     2003 and June 26, 2003, furnishing Regulation FD disclosures.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       EMERSON ELECTRIC CO.

Date: August 7, 2003            By /s/ Walter J. Galvin

                                       Walter J. Galvin
                                       Executive Vice President
                                       and Chief Financial Officer

                                       (on behalf of the registrant and
                                       as Chief Financial Officer)