Form 10-K
EMERSON ELECTRIC CO
filed 2003-11-14
CIK 32604


UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 2003
                                          OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of the voting stock held by nonaffiliates of the registrant as of close of business on March 31, 2003: $19.0 billion.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) Yes [X] No [ ]

Common stock outstanding at October 31, 2003: 420,800,023 shares.

Documents Incorporated by Reference

1.  Portions of Emerson Electric Co. 2003 Annual Report to Stockholders
    (Parts I and II).

2.  Portions of Emerson Electric Co. Notice of 2004 Annual Meeting of the
    Stockholders and Proxy Statement (Part III).


PART I

Item 1. Business

Emerson was incorporated in Missouri in 1890. Originally engaged in the manufacture and sale of electric motors and fans, Emerson subsequently expanded its product lines through internal growth and acquisitions. Emerson is now engaged principally in the worldwide design, manufacture and sale of a broad range of electrical, electromechanical and electronic products, systems and services.

The divisions of Emerson are organized into the following business segments based on the nature of the products and services provided: Process Control; Industrial Automation; Electronics and Telecommunications; Heating, Ventilating and Air Conditioning; and Appliance and Tools. Sales, earnings before interest and income taxes, and total assets attributable to each segment for the three years ended September 30, 2003, are set forth in Note 14 of Notes to Consolidated Financial Statements of the 2003 Annual Report, which note is hereby incorporated by reference. Information with respect to acquisition and divestiture activities by Emerson is set forth in Note 3 of Notes to Consolidated Financial Statements of the 2003 Annual Report, which note is hereby incorporated by reference.

PROCESS CONTROL

The Process Control segment is a leading worldwide producer of process management products including analytical and measurement instrumentation, valves, control systems and integrated solutions for process and industrial applications. Products include various types of meters such as Coriolis, magnetic flow meters, direct mass flow meters, radar based tank gauging and instruments to measure water quality. Other products include solid state telemetering equipment, distributed control systems, electronic measurement, data acquisition and condition monitoring equipment for use in industrial processing. In addition, Emerson manufactures and sells temperature sensors, pressure sensors and transmitters used to measure and/or control temperature, pressure, level and rate and amount of flow. Also produced are process gas chromatographs, in-situ oxygen analyzers, infrared gas and process fluid analyzers, combustion analyzers and systems, and other analyzers which measure pH and conductivity. Emerson also manufactures and sells sliding stem valves, rotary valves, butterfly valves, pressure regulators, and related actuators and controllers. In addition, Emerson provides repair services for many of these products, as well as engineered solutions and consulting services. Emerson utilizes smart device diagnostic, monitoring and control capabilities of the field-based plant architecture. Combined with consulting and implementation services, the architecture performs device loop monitoring and repair, plant optimization studies and project justification to systems integration and project management. Brand names of this segment include Emerson Process Management, Bettis, Brooks, CSI, Daniel, Delta V, El-o-matic, Fisher, Emerson Process Management Process Systems, Micro Motion, PlantWeb, EnTech, Kenonic Controls, Rosemount, SAAB Marine and Emerson Process Management Power & Water Solutions. Products and services of this segment are provided to industrial end-users for process and industrial applications and solutions.


INDUSTRIAL AUTOMATION

The Industrial Automation segment provides industrial motors, drives, controls and equipment for industrial automation markets. Emerson's products for industrial automation include certain kinds of integral horsepower motors, gear drives, mechanical power transmissions, pump motors, alternators, industrial motor controls and electronic variable speed drives. Emerson manufactures and sells components for the transmission and regulation of mechanical power, such as certain kinds of chains, sprockets, sheaves, gears, bearings, couplings and speed reducers, programmable motion controllers and automation accessories. These products are used primarily in industrial and commercial applications requiring the transmission of mechanical motion or drive systems of various types. Emerson also manufactures a line of multi-purpose pressure and solenoid valves, and pressure, vacuum and temperature switches widely used in the automation of equipment and industrial processes. Emerson also produces a variety of industrial and commercial ultrasonic products for applications such as cleaning, sealing and welding. Other products include material preparation and microstructure analysis equipment. Emerson manufactures a broad line of components for current- and noncurrent- carrying electrical distribution devices such as panelboards, receptacles, fittings, cable handling reels and lighting products for use in hazardous and nonhazardous environments. Brand names of this segment include Emerson Industrial Automation, AMTECH, Appleton, ASCO, Branson, Browning, Buehler, Control Techniques, Emerson Motion Control, Joucomatic, Kato Engineering, Kop-Flex, KVT, Leroy Somer, McGill, MORSE, O-Z/Gedney, Rollway and SIRAI. Products of this segment are sold to industrial distributors, original equipment manufacturers and end-users for automation applications.

ELECTRONICS AND TELECOMMUNICATIONS

The Electronics and Telecommunications segment is a worldwide industry leader in the design, manufacture, installation and maintenance of power solutions for network-dependent businesses. Emerson produces and services electronic uninterruptible and primary power supplies, power conditioning, precise power distribution equipment, modular power systems, precision environmental control systems, cables and connectors, cellular site structures and electronic components used in computing, communications and industrial applications. Emerson also provides emergency and standby power transfer solutions, automatic transfer switches and power systems that safeguard data, telecommunications networks, industrial processes, and critical installations. Brand names of this segment include Emerson Network Power, ASCO, Astec, Emerson Energy Systems, HIROSS, Liebert and Liebert Global Services. Products and services of this segment are provided to distributors and end-users for computer, industrial and telecommunications applications.

HEATING, VENTILATING AND AIR CONDITIONING

The Heating, Ventilating and Air Conditioning segment provides a variety of components and systems in virtually every aspect of climate-control engineering and manufacturing, spanning industrial, commercial and residential applications of air conditioning, refrigeration and heating. Emerson manufactures reciprocating and scroll compressors for commercial and residential refrigeration and air conditioning applications. Emerson also


produces electronics, monitoring equipment and electronic flow controls for gas and electric heating systems, refrigeration and air conditioning equipment. Brand names of this segment include Emerson Climate Technologies, Alco Controls, Copeland, Fusite, Therm-O-Disc and White-Rodgers. Products and services of this segment are sold primarily to distributors and original equipment manufacturers for inclusion in end products and systems (ultimately sold through commercial and residential building construction channels).

APPLIANCE AND TOOLS

The Appliance and Tools segment provides motors, controls and other components for appliance, industrial and comfort control applications, as well as disposers, tools and storage products. Emerson manufactures and sells hermetic motors for hermetically sealed compressors, and general and special purpose motors for selected appliance, office equipment, ventilating equipment, pump, heater and other motor-driven machine applications. Emerson also manufactures and sells a variety of electrostatic air cleaners. In addition, Emerson manufactures and sells a line of electrical products primarily for the residential markets, including electric waste disposers, hot water dispensers, ventilating equipment and exhaust fans. Emerson is a producer of selected professional and consumer tools and accessories, and service equipment, principally for the professional tools and service equipment market including plumbing, heating and air conditioning contractors, construction and maintenance companies, petroleum and gas producers, refiners and processors, and farm and home consumers. Emerson produces free-standing and wall-mounted ventilated and wood laminate shelving and specialty storage products. Also produced by Emerson for marketing by major retailers are wet/dry vacuums and a line of hand tools including adjustable wrenches, screwdrivers, pliers and chisels. Brand names of this segment include Emerson, Emerson Appliance Solutions, Emerson Motor Technologies, Emerson Professional Tools, Emerson Storage Solutions, ClosetMaid, Digital Appliance Controls, In-Sink-Erator, Knaack, Mallory, METRO, RIDGID, Stack-a-Shelf, U.S. Electrical Motors and Weatherguard. Products of this segment are sold to distributors and original equipment manufacturers for inclusion in appliances, heating, ventilating, air conditioning and refrigeration equipment and to distributors and retailers for sale to consumers and the professional trades.

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


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

PATENTS, TRADEMARKS, LICENSES AND FRANCHISES

The Company has a number of patents, trademarks, licenses and franchises, obtained over a number of years and expiring at various times. While proprietary intellectual property is important to the Company, management believes the loss or expiration of any intellectual property right would not materially impact the Company or any of its segments.

BACKLOG

The estimated consolidated order backlog of the Company was $2,072 million and $2,359 million at September 30, 2002 and 2003, respectively. Nearly all of the September 30, 2003 consolidated backlog amount is expected to be shipped within one year. The estimated backlog by business segment at September 30, 2002 and 2003, follows (dollars in millions):

	2002	2003
Process Control	$ 898	1,033
Industrial Automation	279	274
Electronics and Telecommunications	367	474
Heating, Ventilating and Air Conditioning	242	290
Appliance and Tools	286	288
Consolidated Order Backlog	$2,072	2,359

COMPETITION

Emerson's businesses operate in markets that are highly competitive, and Emerson competes on product performance, quality, service or price across the industries and markets served. A significant element of the Company's competitive strategy is its objective to manufacture high quality products at the lowest relevant global cost. Although no single company competes directly with Emerson in all of the Company's product lines, various companies compete in one or more product lines. Some of these companies have substantially greater sales and assets than Emerson, and Emerson also competes with many smaller companies. The number of Emerson's competitors varies by product line, and management believes that Emerson has a market leadership position in many of these product lines.


RESEARCH AND DEVELOPMENT

Costs associated with Company-sponsored research, new product development and product improvement were $594 million, $530 million and $514 million in 2001, 2002 and 2003, respectively.

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

EMPLOYEES

Emerson and its subsidiaries had an average of approximately 106,700 employees during 2003. Management believes that the Company's employee relations are favorable. Some of the Company's employees are represented under collective bargaining agreements, but none of these agreements is considered significant.

DOMESTIC AND FOREIGN OPERATIONS

International sales were $6,189 million in 2001, $5,751 million in 2002 and
$6,312 million in 2003, including U.S. exports of $1,008 million, $946 million and $893 million in 2001, 2002 and 2003, respectively. Although there are additional risks attendant to foreign operations, such as possible nationalization of facilities, currency fluctuations and restrictions on the movement of funds, Emerson's financial position has not been materially affected thereby to date. See Note 14 of Notes to Consolidated Financial Statements of the 2003 Annual Report for further information with respect to foreign operations.

INTERNET ACCESS

Emerson's Forms 10-K, 10-Q, 8-K and all amendments to those reports are available without charge through Emerson's Web site on the Internet as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. They may be accessed as follows: www.gotoemerson.com, Investor Relations, SEC Filings.

Item 2. Properties

At September 30, 2003, Emerson had approximately 290 manufacturing locations worldwide, of which approximately 165 were located outside the United States, primarily in Europe and to a lesser extent in Asia, Canada and Latin America. The approximate number of manufacturing locations by business segment are: Process Control, 55; Industrial Automation, 80; Electronics and Telecommunications, 45; Heating, Ventilating and Air Conditioning, 50;


and Appliance and Tools, 60. The majority of the locations are owned, with the remainder occupied under operating or capital leases. The Company considers its facilities suitable and adequate for the purposes for which they are used.

Item 3. Legal Proceedings

The information regarding legal proceedings set forth in Note 11 of Notes to Consolidated Financial Statements of the 2003 Annual Report is hereby incorporated by reference.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended September 30, 2003.
        _____________________________________________________________

Executive Officers of the Registrant

The following sets forth certain information as of December 2003 with respect to Emerson's executive officers. Fiscal Year column indicates the first year the executive served as an officer of the Company. These officers have been elected or appointed to terms which will expire February 3, 2004:

Name	Position	Age	Fiscal Year
C. F. Knight*	Chairman of the Board	67	1972
D. N. Farr*	Chief Executive Officer	48	1985
J. G. Berges	President	56	1989
W. J. Galvin	Executive Vice President and Chief Financial Officer	57	1984
E. L. Monser	Chief Operating Officer	53	2002
C. A. Peters	Senior Executive Vice President	48	1990
R. J. Schlueter	Vice President and Chief Accounting Officer	49	1992
W. W. Withers	Senior Vice President, Secretary and General Counsel	63	1989

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

                                   PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

The information regarding the market for the Company's common stock, quarterly market price ranges and dividend payments set forth in Note 16 of Notes to Consolidated Financial Statements of the 2003 Annual Report is hereby incorporated by reference. There were approximately 31,800 stockholders at September 30, 2003.

Item 6. Selected Financial Data

Years ended September 30
(Dollars in millions except per share amounts)
	1999	2000	2001 (a)	2002 (b)	2003
Net sales	$ 14,270	15,351	15,311	13,748	13,958
Earnings from continuing operations	$ 1,314	1,409	1,049	1,076	1,013
Earnings before cumulative effect of change in accounting principle	$ 1,314	1,422	1,032	1,060	1,089
Earnings from continuing operations per common share (basic)	$ 3.03	3.30	2.47	2.57	2.42
Earnings from continuing operations per common share (diluted)	$ 3.00	3.27	2.44	2.56	2.41
Earnings before cumulative effect of change in accounting principle per common share (diluted)	$ 3.00	3.30	2.40	2.52	2.59
Cash dividends per common share	$ 1.30	1.43	1.53	1.55	1.57
Long-term debt	$ 1,317	2,248	2,256	2,990	3,733
Total assets	$ 13,624	15,164	15,046	14,545	15,194

The operating results of Dura-Line have been reclassified to discontinued operations for all years presented in the table above. See Note 3 of Notes to Consolidated Financial Statements of the 2003 Annual Report for information regarding the Company's acquisition and divestiture activities.

(a) Fiscal 2001 includes a charge of $260 million ($0.61 per share) of which $248 million ($0.58 per share) was reported in continuing operations. See
Note 4 of Notes to Consolidated Financial Statements of the 2003 Annual Report for additional information.

(b) Fiscal 2002 earnings and per share amounts are before a cumulative effect of a change in accounting principle of $938 million ($2.24 per basic share, or $2.23 per diluted share). See Note 5 of Notes to Consolidated Financial Statements of the 2003 Annual Report for additional information.


Item 7. Management's Discussion and Analysis of Financial Condition and
        Results of Operations

Narrative discussion appearing under "Results of Operations", "Financial Position, Capital Resources and Liquidity" and "Critical Accounting Policies" and the "Safe Harbor Statement" in the 2003 Annual Report are hereby incorporated by reference.

Non-GAAP Financial Measures

To supplement Emerson's financial information presented in accordance with generally accepted accounting principles (GAAP), management uses additional measures to clarify and enhance understanding of past performance and prospects for the future. These measures may exclude, for example, the impact of unique items (acquisitions, divestitures, one-time gains and losses) or items outside of management's control (foreign currency exchange rates).

Underlying sales (which exclude the impact of acquisitions and         divestitures during the periods presented, and fluctuations in         foreign currency exchange rates) are provided to facilitate relevant period-to-period comparisons of sales growth excluding these unique items.

Operating profit (defined as net sales less cost of sales and selling, general and administrative expenses) is indicative of short-term operational performance and ongoing profitability. Management closely monitors operating profit of each business to evaluate past performance and actions required to improve profitability.

Earnings per share excluding gains from divestitures provides additional insight into the underlying, ongoing operating performance of the Company which facilitates period-to-period comparisons excluding the earnings impact of one-time gains from strategic portfolio decisions.

Free cash flow (operating cash flow less capital expenditures) is an indicator of the Company's cash generating capabilities after considering investments in capital assets necessary to maintain and enhance existing operations. Operating cash flow adds back non-cash depreciation expense to earnings and thereby does not reflect a charge for necessary capital expenditures.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Narrative discussion appearing under "Financial Instruments" in the 2003 Annual Report is hereby incorporated by reference.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements of the Company and its subsidiaries and the report thereon of KPMG LLP in the 2003 Annual Report are hereby incorporated by reference.


Item 9. Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure

None.

Item 9A. Controls and Procedures

Emerson maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms. Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of September 30, 2003, to provide reasonable assurance of the achievement of these objectives.

Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports.

There was no change in the Company's internal control over financial reporting during the quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information regarding nominees and directors appearing under "Nominees and Continuing Directors" in the Emerson Electric Co. Notice of Annual Meeting of the Stockholders and Proxy Statement for the February 2004 annual stockholders' meeting (the "2004 Proxy Statement") is hereby incorporated by reference. Information regarding executive officers is set forth in Part I of this report. Information appearing under "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2004 Proxy Statement is hereby incorporated by reference. Information regarding the audit committee and audit committee financial expert appearing under "Board of Directors and Committees" in the 2004 Proxy Statement is hereby incorporated by reference.

Emerson has adopted a Code of Ethics that applies to the Company's chief executive officer, chief financial officer, chief accounting officer and controller; has posted such Code of Ethics on its Internet Web site; and intends to satisfy the disclosure requirement under Item 10 of Form 8-K by posting such information on its Internet Web site. Emerson has adopted a Code of Business Ethics for directors, officers and employees, which is available on its Internet Web site and is available in print to any shareholder who requests it. Emerson has also adopted Corporate Governance Principles and Practices, which is available on its Internet Web site and is available in print to any shareholder who requests it. The Company's Internet Web site may be accessed as follows: www.gotoemerson.com, Investor Relations, Corporate Governance.


Item 11. Executive Compensation

Information appearing under "Director Compensation" and "Executive Compensation" in the 2004 Proxy Statement is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and          Related Stockholder Matters

The information regarding beneficial ownership of shares by nominees and continuing directors and by all directors and executive officers as a group appearing under "Nominees and Continuing Directors" in the 2004 Proxy Statement is hereby incorporated by reference. The information regarding equity compensation plans appearing under "Equity Compensation Plan Information" in the 2004 Proxy Statement is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions

Information appearing under "Certain Business Relationships and Transactions" in the 2004 Proxy Statement is hereby incorporated by reference.

Item 14. Principal Accounting Fees and Services

Information appearing under "Fees Paid to KPMG LLP" in the 2004 Proxy Statement is hereby incorporated by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

A) Documents filed as a part of this report:

   1. The consolidated financial statements of the Company and its subsidiaries and the report thereon of KPMG LLP in the
      2003 Annual Report.

   2. Financial Statement Schedules

      All schedules are omitted because they are not required, not applicable or the information is given in the financial statements or notes thereto contained in the 2003 Annual Report.

   3. Exhibits (Listed by numbers corresponding to the Exhibit Table of Item
      601 in Regulation S-K).

      3(a)  Restated Articles of Incorporation of Emerson Electric Co.,
            incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended March 31, 2001, Exhibit 3(a); Termination of Designated Shares of Stock and Certificate of Designation,
            Preferences and Rights of Series B Junior Participating Preferred
            Stock, incorporated by reference to Emerson Electric Co. 1998
            Form 10-K, File No. 1-278, Exhibit 3(a).


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

      4(b)  Indenture dated as of December 10, 1998, between Emerson
            Electric Co. and The Bank of New York, Trustee, incorporated by
            reference to Emerson Electric Co. 1998 Form 10-K, File No. 1-278,             Exhibit 4(b).

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

      4(c)  Rights Agreement dated as of November 1, 1998, between Emerson
            Electric Co. and ChaseMellon Shareholder Services, L.L.C.,
            incorporated by reference to Emerson Electric Co. Form 8-A, dated
            October 6, 1998, File No. 1-278, Exhibit 1.

     10(a)* Employment Agreement made as of October 1, 1975, as amended
            January 9, 1987, October 22, 1997, and December 11, 2000, between
            Emerson Electric Co. and C. F. Knight, incorporated by reference to Emerson Electric Co. 2000 Form 10-K, Exhibit 10(a); and Letter
            of Agreement, as of September 30, 2002, incorporated by reference             to Emerson Electric Co. 2002 Form 10-K, Exhibit 10(a); and Letter             of Agreement, as of September 22, 2003, filed herewith.

     10(b)* 1986 Stock Option Plan, as amended, incorporated by reference to
            Emerson Electric Co. 1992 Form 10-K, File No. 1-278, Exhibit             10(e), Form 10-Q for the quarter ended December 31, 1992, File             No. 1-278, Exhibit 10(b), and Amendment No. 3 thereto,             incorporated by reference to Emerson Electric Co. 2000 Form 10-K,             Exhibit 10(b).

     10(c)* 1991 Stock Option Plan, as amended, incorporated by reference to
            Emerson Electric Co. 1997 Form 10-K, File No. 1-278, Exhibit             10(e) and Amendment No. 1 thereto, incorporated by reference to             Emerson Electric Co. 2000 Form 10-K, Exhibit 10(c).

     10(d)* Third Amendment to the Emerson Electric Co. 1993 Incentive Shares
            Plan, as restated, incorporated by reference to Emerson Electric
            Co. 1996 Form 10-K, File No. 1-278, Exhibit 10(g), and Fourth             Amendment thereto, incorporated by reference to Emerson Electric             Co. 2001 Form 10-K, Exhibit 10(d).


     10(e)* Emerson Electric Co. Continuing Compensation Plan for Non-
            Management Directors, incorporated by reference to Emerson
            Electric Co. Form 10-Q for the quarter ended June 30, 2002,
            Exhibit 10(e).

     10(f)* Deferred Compensation Plan for Non-Employee Directors, as
            amended, incorporated by reference to Emerson Electric Co. 1994
            Form 10-K, File No. 1-278, Exhibit 10(k).

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

     10(i)* Annual Incentive Plan incorporated by reference to Emerson             Electric Co. 2000 Proxy Statement dated December 8, 1999,             Appendix A.

     10(j)* 1997 Incentive Shares Plan, incorporated by reference to Emerson             Electric Co. 1997 Proxy Statement dated December 6, 1996, File             No. 1-278, Exhibit A, and First Amendment thereto, incorporated             by reference to Emerson Electric Co. 2001 Form 10-K, Exhibit             10(j).

     10(k)* 1998 Stock Option Plan, incorporated by reference to Emerson             Electric Co. 1998 Proxy Statement dated December 12, 1997, File             No. 1-278, Appendix A, and Amendment No. 1 thereto, incorporated             by reference to Emerson Electric Co. 2000 Form 10-K, Exhibit             10(l).

     10(l)* 2001 Stock Option Plan, incorporated by reference to Emerson
            Electric Co. 2002 Proxy Statement dated December 12, 2001,
            Appendix A.

     10(m)* Emerson Electric Co. Form of Split Dollar Agreement Life
            Insurance Policy, incorporated by reference to Emerson             Electric Co. 2002 Form 10-K, Exhibit 10(m).

     12     Ratio of Earnings to Fixed Charges.

     13     Portions of Emerson Electric Co. Annual Report to Stockholders
            for the year ended September 30, 2003, incorporated by reference herein.

     21     Subsidiaries of Emerson Electric Co.

     23     Independent Auditors' Consent.

     24     Power of Attorney.

     31     Certifications pursuant to Exchange Act Rule 13a-14(a).


     32     Certifications pursuant to Exchange Act Rule 13a-14(b) and
            18 U.S.C. Section 1350.

     * Management contract or compensatory plan.

  Pursuant to Items 7 and 12, the Company filed a Report on Form 8-K dated August 5, 2003, to furnish the press release for the third quarter of fiscal 2003. Pursuant to Item 9, the Company filed Reports on Form 8-K dated July 29, 2003, August 26, 2003 and September 23, 2003, furnishing Regulation FD disclosures.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          EMERSON ELECTRIC CO.

                                   By /s/ W. J. Galvin
                                          W. J. Galvin
                                          Executive Vice President and
                                          Chief Financial Officer

Date: November 14, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on November 14, 2003, by the following persons on behalf of the registrant and in the capacities indicated.

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
____________________________________    Director
          R. L. Ridgway

                   *
____________________________________    Director
          E. E. Whitacre, Jr.

 * By /s/ W. J. Galvin
          W. J. Galvin
          Attorney-in-fact


INDEX TO EXHIBITS

Exhibits are listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K.
Exhibit No.	Exhibit
10(a)	Letter of Agreement, as of September 22, 2003
12	Ratio of Earnings to Fixed Charges
13	Portions of Annual Report to Stockholders for the year ended September 30, 2003, incorporated by reference herein
21	Subsidiaries of Emerson Electric Co.
23	Independent Auditors' Consent
24	Power of Attorney
31	Certifications pursuant to Exchange Act Rule 13a-14(a)
32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350

See Item 15(A)(3) for a list of exhibits incorporated by reference.