Form 10-Q
period 2004-02-05
EMERSON ELECTRIC CO
filed 2004-02-05
CIK 32604


UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

______________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ____________________ to __________________

Commission file number 1-278

EMERSON ELECTRIC CO.
(Exact name of registrant as specified in its charter)

Missouri (State or other jurisdiction of incorporation or organization)	.	43-0259330 (I.R.S. Employer Identification No.)
8000 W. Florissant Ave. P.O. Box 4100 St. Louis, Missouri (Address of principal executive offices)		63136 (Zip Code)

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

Common stock outstanding at January 31, 2004: 421,763,474 shares.


                             PART I. FINANCIAL INFORMATION               FORM 10-Q
                             Item 1. Financial Statements.

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
THREE MONTHS ENDED DECEMBER 31, 2002 AND 2003
(Dollars in millions except per share amounts; unaudited)

Three Months Ended December 31,
	2002	2003
Net Sales Costs and expenses: Cost of sales Selling, general and administrative expenses Other deductions, net Interest expense (net of interest income of $4 and $5, respectively)	$ 3,226 2,083 717 45 58	3,600 2,318 790 78 57
Earnings from continuing operations before income taxes	323	357
Income taxes	105	113
Earnings from continuing operations	218	244
Net loss from discontinued operations	1	-
Net earnings	$ 217	244

Basic earnings per common share: Earnings from continuing operations Discontinued operations	$ 0.52 -	0.58 -
Basic earnings per common share	$ 0.52	0.58
Diluted earnings per common share: Earnings from continuing operations Discontinued operations	$ 0.52 -	0.58 -
Diluted earnings per common share	$ 0.52	0.58
Cash dividends per common share	$0.3925	0.4000

See accompanying notes to consolidated financial statements.

                     EMERSON ELECTRIC CO. AND SUBSIDIARIES          FORM 10-Q
                          CONSOLIDATED BALANCE SHEETS
           (Dollars in millions except per share amounts; unaudited)
	September 30, 2003	December 31, 2003
ASSETS CURRENT ASSETS Cash and equivalents Receivables, less allowances of $82 and $80, respectively Inventories Other current assets	$ 696 2,650 1,558 596	1,009 2,705 1,647 619
Total current assets	5,500	5,980
PROPERTY, PLANT AND EQUIPMENT, NET	2,962	2,944
OTHER ASSETS Goodwill Other	4,942 1,790	5,013 1,770
Total other assets	6,732 $15,194	6,783 15,707
LIABILITIES AND STOCKHOLDERS' EQUITY CURRENT LIABILITIES Short-term borrowings and current maturities of long-term debt Accounts payable Accrued expenses Income taxes	$ 391 1,397 1,513 116	647 1,324 1,482 190
Total current liabilities	3,417	3,643
LONG-TERM DEBT OTHER LIABILITIES	3,733 1,584	3,733 1,605

STOCKHOLDERS' EQUITY
  Preferred stock of $2.50 par value per share.
    Authorized 5,400,000 shares; issued - none
  Common stock of $.50 par value per share.
    Authorized 1,200,000,000 shares; issued
    476,677,006 shares
  Additional paid in capital
  Retained earnings
  Accumulated other comprehensive income
  Cost of common stock in treasury, 55,522,542
    shares and 55,109,986 shares, respectively

	- 238 65 8,889 (386) (2,346)	- 238 64 8,964 (211) (2,329)
Total stockholders' equity	6,460 $15,194	6,726 15,707

See accompanying notes to consolidated financial statements.


              EMERSON ELECTRIC CO. AND SUBSIDIARIES       FORM 10-Q
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2002 AND 2003
(Dollars in millions; unaudited)
Three Months Ended December 31,
	2002	2003

OPERATING ACTIVITIES
  Net earnings
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation and amortization
      Changes in operating working capital
      Gains from divestitures and other

        Net cash provided by operating activities

	$ 217 127 (33) (4) 307	244 131 (127) 36 284
INVESTING ACTIVITIES Capital expenditures Divestitures of businesses and other, net Net cash used in investing activities	(65) 42 (23)	(67) 1 (66)

FINANCING ACTIVITIES
  Net (decrease) increase in short-term borrowings
  Proceeds from long-term debt
  Principal payments on long-term debt
  Dividends paid
  Treasury stock, net

        Net cash (used in) provided by financing activities

	(558) 493 (6) (165) 2 (234)	226 3 (5) (169) 11 66
Effect of exchange rate changes on cash and equivalents	6	29
INCREASE IN CASH AND EQUIVALENTS Beginning cash and equivalents ENDING CASH AND EQUIVALENTS	56 381 $ 437	313 696 1,009
CHANGES IN OPERATING WORKING CAPITAL Receivables Inventories Other current assets Accounts payable Accrued expenses Income taxes	$ 143 (26) 12 (152) (58) 48 $ (33)	21 (58) 5 (107) (59) 71 (127)

See accompanying notes to consolidated financial statements.

EMERSON ELECTRIC CO. AND SUBSIDIARIES                               FORM 10-Q

Notes to Consolidated Financial Statements
1.

The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation of the results for the interim periods presented. These adjustments consist of normal recurring accruals. The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required by generally accepted accounting principles. For further information refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2003.

2.

In the third quarter of fiscal 2003, the Company sold the Dura-Line fiber-optic conduit business, which is reported as a discontinued operation. The consolidated statement of earnings for the three months ended
December 31, 2002, has been restated to reflect discontinued operations.

3.

The Company recognizes substantially all of its revenues through the sale of manufactured products and records the sale when products are shipped and title passes to the customer and collection is reasonably assured. In certain instances, revenue is recognized on the percentage-of-completion method, when services are rendered, or in accordance with SOP No. 97-2, "Software Revenue Recognition." Management believes that all relevant criteria and conditions are considered when recognizing sales.

4.	Reconciliations of weighted average common shares for basic earnings per common share and diluted earnings per common share follow (shares in millions):
Three Months Ended December 31, 2002 2003
	Basic Dilutive shares Diluted	419.0 1.6 420.6	419.6 2.6 422.2
5.	Other Financial Information (Dollars in millions; unaudited)
Three Months Ended December 31, 2002 2003
	Other deductions, net Gains from divestitures Rationalization of operations Amortization of intangibles Other	$ (15) 27 5 28 $ 45	- 33 6 39 78
For the three months ended December 31, 2003, Other includes $9 million for litigation and disputed matters.

EMERSON ELECTRIC CO. AND SUBSIDIARIES                               FORM 10-Q
		September 30, 2003	December 31, 2003
	Inventories Finished products Raw materials and work in process	$ 628 930 $ 1,558	685 962 1,647
	Property, plant and equipment, net Property, plant and equipment, at cost Less accumulated depreciation	$ 6,864 3,902 $ 2,962	6,977 4,033 2,944
	Goodwill Process Control Industrial Automation Electronics and Telecommunications HVAC Appliance and Tools	$ 1,603 836 1,543 378 582 $ 4,942	1,621 861 1,563 380 588 5,013
Changes in the goodwill balances since September 30, 2003, are due to the translation from functional currencies to the U.S. dollar.
	Other assets, other Pension plans Equity and other investments Capitalized software Leveraged leases Intellectual property Other	$ 843 336 147 139 104 221 $ 1,790	835 342 144 136 100 213 1,770
	Product warranty liability	$ 148	147
	Other liabilities Deferred income taxes Retirement plans Postretirement plans, excl. current portion Minority interest Other	$ 503 356 309 114 302 $ 1,584	493 366 288 118 340 1,605
6.	Comprehensive income is summarized as follows (dollars in millions):
Three Months Ended December 31, 2002 2003
	Net earnings Foreign currency translation adjustments and other	$ 217 80 $ 297	244 175 419

EMERSON ELECTRIC CO. AND SUBSIDIARIES                               FORM 10-Q
7.

Effective October 1, 2002, Emerson adopted the fair value method provisions of FAS 123. Options granted after September 30, 2002, are expensed based on their fair value at date of grant over the vesting period, generally three years. Previously, the Company accounted for options pursuant to APB 25 and no expense was recognized. The following table illustrates the effect on net earnings and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period (dollars in millions, except per-share amounts).

Three Months Ended December 31, 2002 2003

Net earnings, as reported

Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects

Pro forma net earnings

		$ 217 6 10 $ 213	244 12 13 243
	Earnings per share: Basic - as reported Basic - pro forma Diluted - as reported Diluted - pro forma	$0.52 $0.51 $0.52 $0.51	0.58 0.58 0.58 0.58
8.

As of December 31, 2003, the Company estimates that the funded status of its primary U.S. pension plan has improved to approximately $180 million from $50 million as of September 30, 2003, based on the accumulated benefit obligation and the fair value of plan assets. Net periodic pension expense for the three months ended December 31, 2003, is summarized as follows (dollars in millions):

2003
	Service cost Interest cost Expected return on plan assets Net amortization	$ 17 41 (54) 20 $ 24
Net postretirement plan expense for the three months ended December 31, 2003, is summarized as follows (dollars in millions):
2003
Service cost Interest cost Net amortization	$ 2 6 4 $ 12

EMERSON ELECTRIC CO. AND SUBSIDIARIES                               FORM 10-Q
9.	Business Segment Information Summarized information about the Company's operations by business segment for the three months ended December 31, 2002 and 2003, follows (dollars in millions):
	Three months ended December 31,	Sales 2002 2003		Earnings 2002 2003

Process Control
Industrial Automation
Electronics and Telecommunications
HVAC
Appliance and Tools

Discontinued operations (a)
Differences in accounting methods
Corporate and other Eliminations/Interest

Net sales/Earnings from continuing   operations before income taxes

		$ 772 623 569 512 852 3,328 (15) (87) $3,226	849 695 657 596 901 3,698 (98) 3,600	75 82 37 69 118 381 2 31 (33) (58) 323	90 86 70 80 127 453 29 (68) (57) 357

Corporate and other increased $35 million for the three months ended
December 31, 2003, compared to the prior year period primarily due to
$15 million of lower gains from divestitures, $10 million of increased costs for the incentive shares plans due to Emerson's increased stock price, and
$6 million for litigation and disputed matters. Intersegment sales of the Appliance and Tools segment for the three months ended December 31, 2002 and 2003, respectively, were $73 million and $82 million.

Rationalization of operations by business segment is summarized as follows (dollars in millions):
Three Months Ended December 31, 2002 2003
	Process Control Industrial Automation Electronics and Telecommunications HVAC Appliance and Tools Corporate Discontinued operations (a)		$ 5 5 7 4 6 2 (2) $ 27	8 4 12 7 6 (4) 33
(a) Discontinued operations eliminates the operating results of discontinued operations related to Dura-Line, which are included in the Electronics and Telecommunications segment amounts.
10.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law on December 8, 2003. In accordance with FASB Staff Position 106-1, neither the amount of postretirement benefit expense nor the accumulated postretirement benefit obligation in the financial statements and accompanying notes reflect the effects of the Act on the Company's postretirement benefit plans. Specific authoritative guidance on the accounting

EMERSON ELECTRIC CO. AND SUBSIDIARIES                               FORM 10-Q

for the effects of the Act is pending and that guidance, when issued, could require a change to previously reported information. The Company does not expect the effects of the Act to have a material impact on the financial statements.

11.

Subsequent to December 31, 2003, the Company sold its investment in the Louisville Ladder joint venture; the Company also sold 2 million shares of MKS Instruments, Inc., a publicly-traded company, and continues to hold 10 million shares. The Company expects to report a pretax gain of approximately
$25 million in the second quarter from these transactions.

Items 2 and 3. Management's Discussion and Analysis of Results of Operations
               and Financial Condition.

Overview

The first quarter fiscal 2004 performance was strong, with sales, earnings and earnings per share up 12 percent over the prior year. Strong growth in Asia, strengthening economies in the United States and Europe and favorable exchange rates contributed to these results. The consumer-based and electronics and telecommunications businesses drove U.S. and international gains, while continued weakness in U.S. capital goods markets constrained growth of the U.S. commercial-based businesses. Operations delivered improved profit margins due to leverage on higher sales volume and benefits from previous rationalization actions. These benefits, however, were partially offset by higher costs for pension, medical and other items. Emerson's financial position remains strong and the Company continues to generate substantial cash flow.

Results of Operations

Net sales for the quarter ended December 31, 2003, were $3,600 million, an almost
12 percent increase over net sales of $3,226 million for the quarter ended December 31, 2002. The Company's international businesses contributed a substantial majority of this growth. The consolidated results reflect improving markets and a solid increase in sales of the appliance and tools segment and very strong sales growth in all other business segments, and include an approximate 5.5 percentage point ($170 million) favorable impact from the strengthening Euro and other currencies, partially offset by a 1 percentage point negative impact from divestitures, net of acquisitions. Underlying sales (which exclude acquisitions, divestitures and the impact of translation from functional currencies to the U.S. dollar) for the first quarter increased 7 percent, with the United States, Europe and Latin America each increasing approximately 5 percent, while total international sales increased approximately 10 percent reflecting strong market growth in Asia.

Cost of sales for the first quarter of fiscal 2004 and 2003 were $2,318 million and $2,083 million, respectively. Cost of sales as a percent of net sales was 64.4 percent in the first quarter of 2004, compared with 64.6 percent in the first quarter of 2003. Selling, general and administrative expenses for the first quarter of 2004 were $790 million, or 21.9 percent of sales, compared with $717 million, or 22.2 percent of sales, for the first quarter of 2003. The decreases in these costs as a percent of sales primarily reflect leverage on higher sales and the benefits realized from prior rationalization efforts that improved the Company's cost structure. These improvements, however, were offset by $24 million of pension expense in the first quarter of 2004, compared with $9 million in the prior year first quarter; the increase over the prior year is due to the lower discount rate and the lower expected long-term rate of return on plan assets effective October 1, 2003, for the Company's primary plan. While both U.S. and international profit margins improved, the higher mix of international businesses contributing to growth dampened the increase of the overall profit margin.

EMERSON ELECTRIC CO. AND SUBSIDIARIES                               FORM 10-Q

Other deductions, net were $78 million for the first quarter of 2004, a $33 million increase over $45 million for the same period in the prior year. For the three months ended December 31, 2003, ongoing costs for the rationalization of operations of $33 million were up $6 million over the prior year, primarily due to costs associated with closing and relocating facilities within the electronics and telecommunications segment and workforce reductions in the heating, ventilating, and air conditioning and process control segments. The increase in other deductions, net is also due to the fact that there were no divestiture gains in the first quarter of 2004, compared with the $15 million gain from the divestiture of Intellution included in the first quarter of the prior year. Additionally, other deductions increased $9 million for litigation and disputed matters during the current quarter.

Net earnings were $244 million and diluted earnings per common share were $0.58 for the three months ended December 31, 2003, increases of 12 percent compared to net earnings and earnings per share of $217 million and $0.52, respectively, for the three months ended December 31, 2002. These earnings results reflect increases for all of the business segments, particularly in the process control, electronics and telecommunications, and heating, ventilating and air conditioning businesses.

Business Segments

Process control business sales of $849 million in the first quarter of fiscal 2004 were up 10 percent over sales of $772 million for the same period a year ago, as this segment continues to experience market recovery and to win large projects and displace competitors. Leverage from these higher sales during the quarter drove an increase in earnings before interest and income taxes of almost 19 percent, from $75 million in the prior year to $90 million for the current quarter. Excluding a 1 percentage point negative impact from divestitures, net of acquisitions, and a 6 percentage point positive impact from currency translation, underlying sales increased almost 5 percent due to 20 percent growth in Asia, 6 percent growth in Latin America and 3 percent growth in Europe. Sales in the United States were in line with the prior year. These results were also driven by sales increases in most businesses, particularly the measurement business, and the systems/solutions business due to increased project activity in North America and Europe, as these markets begin to recover. Emerson's leadership, as recognized by customers in the January 2004 Control magazine survey of end users, is helping gain market penetration, particularly in systems and solutions. The earnings increase resulting from leverage on the higher sales during the quarter was partially offset by $3 million in higher costs for the rationalization of operations related to plant closure and severance costs in the North American business, and several other reduction and consolidation actions.

Sales increases in most businesses drove an almost 12 percent increase in sales of the industrial automation business to $695 million for the three months ended December 31, 2003, and an earnings increase of nearly 5 percent. Excluding a nearly 9 percentage point favorable impact from currency, the 3 percent increase in underlying sales reflects almost 9 percent international sales growth, led by Europe and Asia, which was partially offset by a 4 percent decline in the United States. The results reflect improved sales in most businesses in this segment, particularly very strong growth in European generators and the ultrasonic plastic joining business worldwide. The U.S. decline was due to continued softness in the capital goods markets. Earnings increased almost 5 percent to $86 million for the first quarter, compared with $82 million in the prior year, in line with sales before consideration of higher litigation costs related to the electrical products business.

EMERSON ELECTRIC CO. AND SUBSIDIARIES                               FORM 10-Q

An underlying sales increase of almost 14 percent, driven by significant gains in the OEM power and climate and power systems businesses, helped drive an over 15 percent increase in first quarter sales of the electronics and telecommunications business to $657 million, and an 89 percent increase in segment earnings. Underlying sales, excluding a 5 percentage point favorable impact from currency and a 4 percentage point negative impact from the Dura-Line divestiture in the prior year, improved 14 percent as a result of increases in all major geographic regions, led by a 33 percent increase in Asia and a 10 percent increase in the United States. Emerson continues to build upon its Emerson Network Power China (Avansys) acquisition by increasing the Company's penetration in China and Asia. Improvements in capital spending in nearly all of this segment's served markets also helped drive increased sales in the precision cooling and uninterruptible power supplies businesses. Significant leverage in the margins on the higher sales volumes of all businesses, material and operating cost containment programs, and benefits of previous rationalization actions led to the increase in first quarter earnings to $70 million, compared with $37 million in the prior year. Earnings were negatively impacted by $5 million in higher rationalization costs primarily related to shifting certain Western European manufacturing to Asia and Eastern Europe.

Continued penetration gains, market growth and a 4 percentage point favorable impact from currency contributed to an over 16 percent increase in sales and earnings in the heating, ventilating, and air conditioning business. Sales of $596 million for the first quarter of 2004, compared with $512 million in the prior year, reflect an underlying sales increase of 12 percent driven by 25 percent growth in Asia and 13 percent growth in the United States, and increases in all of the businesses. In particular, increased demand in the North American and Asian residential markets led to very strong sales growth in the compressor business in these regions. In addition, the temperature sensor and controls, thermostat and valves businesses all had very strong growth for the quarter. HVAC earnings increased 16 percent to $80 million in the first quarter, compared to $69 million in the prior year, due to higher sales in the quarter which were partially offset by higher severance costs related to the European temperature sensors and controls operations.

Mixed results across businesses within the appliance and tools segment resulted in a nearly 6 percent increase in sales and an 8 percent increase in earnings for the first quarter of 2004. Sales were $901 million in the first quarter, up from $852 million in the first quarter of 2003, reflecting an over 4 percent increase in underlying sales and an almost 4 percentage point favorable impact from currency, which were partially offset by the negative impact of nearly 3 percentage points related to exiting the manufacturing of bench top and stationary power tools. The improved underlying sales results reflect very strong growth in residential storage and European appliance motors, as well as strong growth in the consumer tools businesses. The residential storage increase was due to a strong construction market and higher demand at major retailers. The improved sales of the consumer tools businesses were driven by promotions during the quarter, lower retail inventory and higher consumer demand. These increases were partially offset by weakness in industrial motors and commercial storage. Earnings for the first quarter of $127 million were up 8 percent from $118 million in the same period in 2003 primarily due to higher sales in the current quarter and licensing fees. These benefits were partially offset by lower margins due to product mix in the professional tools business, deleverage on lower U.S. sales in the motors business, and the impact of the U.S. dollar weakening against the Canadian dollar.

EMERSON ELECTRIC CO. AND SUBSIDIARIES                               FORM 10-Q

Financial Condition

A comparison of key elements of the Company's financial condition at the end of the first quarter as compared to the end of the prior fiscal year follows:

	September 30, 2003	December 31, 2003
Working capital (in millions) Current ratio Total debt to total capital Net debt to net capital	$ 2,083 1.6 to 1 39.0% 34.5%	2,337 1.6 to 1 39.4% 33.3%

The ratio of total debt to total capital has been reduced to 39.4 percent, or
4 percentage points below the 43.4 percent ratio for the prior year first quarter. After a meeting with the credit rating agencies in January 2004, the Company's long-term debt continues to be rated A2 by Moody's Investors Service and A by Standard and Poor's. The Company's interest coverage ratio (earnings from continuing operations before income taxes and interest expense, divided by interest expense) was 6.8 times for the three months ended December 31, 2003, compared to 6.6 times for the same period in the prior year. During the first quarter, the Company swapped $600 million of
7 7/8% notes due June 2005 to a floating rate based on 3-month LIBOR.

Cash and equivalents increased by $313 million during the quarter. Cash flow provided by operating activities was down 8 percent compared to the prior year first quarter, reflecting additional working capital necessary to support the higher level of sales. Operating cash flow of $284 million and the increase in net borrowings of $224 million were used primarily to pay dividends of $169 million and fund capital expenditures of $67 million. For the three months ended December 31, 2003, free cash flow of $217 million (operating cash flow of $284 million less capital expenditures of $67 million) was down 11 percent from free cash flow of $242 million (operating cash flow of $307 million less capital expenditures of $65 million) for the same period in the prior year, primarily due to increases in working capital.

The Company is in a strong financial position and has the resources available for reinvestment in existing businesses, strategic acquisitions and managing the capital structure on a short- and long-term basis.

Outlook

The pace of orders during the quarter remained strong and should contribute to near-term results. The Company recently provided guidance (available on the Form 8-K dated January 22, 2004, as filed with the SEC) indicating that it expects earnings per share to be in the range of $2.65 to $2.75 for fiscal 2004. In addition, the Company indicated it expects fiscal 2004 divestiture gains of $25 million to $35 million and rationalization costs to be in the area of $140 million.

Statements in this report that are not strictly historical may be "forward-looking" statements, which involve risks and uncertainties. These include economic and currency conditions, market demand, pricing, and competitive and technological factors, among others which are set forth in the "Safe Harbor Statement" of Exhibit 13 to the Company's Annual Report on Form 10-K for the year ended September 30, 2003, which is hereby incorporated by reference.

EMERSON ELECTRIC CO. AND SUBSIDIARIES                               FORM 10-Q

Item 4. Controls and Procedures

Emerson maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms. Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of December 31, 2003, to provide reasonable assurance of the achievement of these objectives.

Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to disclose material information otherwise required to be set forth in the Company's reports.

There was no change in the Company's internal control over financial reporting during the quarter ended December 31, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity
        Securities.

(e) No shares were purchased during the three months ended December 31, 2003. The maximum number of shares that may yet be purchased under the Company's authorized share repurchase programs is 40,228 thousand (228 thousand under the
    November 1996 program and 40,000 thousand under the November 2001 program).

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits (Listed by numbers corresponding to the Exhibit Table of Item
    601 in Regulation S-K).

   12    Ratio of Earnings to Fixed Charges.

   31    Certifications pursuant to Exchange Act Rule 13a-14(a).

   32    Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C.          Section 1350.

(b) Reports on Form 8-K. Pursuant to Items 7, 9 and 12, the Company filed a Report on Form 8-K dated November 4, 2003, to furnish the press release reporting results for fiscal 2003 and to furnish Regulation FD disclosures. Pursuant to Item 9, the Company filed Reports on Form 8-K dated November 25, 2003 and December 22, 2003, furnishing Regulation FD disclosures.

EMERSON ELECTRIC CO. AND SUBSIDIARIES                               FORM 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       EMERSON ELECTRIC CO.

Date: February 4, 2004          By /s/ Walter J. Galvin

                                       Walter J. Galvin
                                       Executive Vice President
                                       and Chief Financial Officer

                                       (on behalf of the registrant and
                                       as Chief Financial Officer)