Form 10-Q
period 2004-05-07
EMERSON ELECTRIC CO
filed 2004-05-07
CIK 32604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Common stock outstanding at April 30, 2004: 421,873,082 shares.

                                                                                                                                                               FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2003 AND 2004
(Dollars in millions except per share amounts; unaudited)
	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2004	2003	2004
Net Sales Costs and expenses: Cost of sales Selling, general and administrative expenses Other deductions, net Interest expense (net of interest income of $4, $7, $8 and $12, respectively)	$ 3,465 2,254 731 67 57	3,859 2,503 807 30 53	6,691 4,337 1,448 112 115	7,459 4,821 1,597 108 110
Earnings from continuing operations before income taxes	356	466	679	823
Income taxes	115	148	220	261
Earnings from continuing operations	241	318	459	562
Net loss from discontinued operations	5	-	6	-
Net earnings	$ 236	318	453	562
Basic earnings per common share: Earnings from continuing operations Discontinued operations	$ 0.58 (0.02)	0.76 -	1.10 (0.02)	1.34 -
Basic earnings per common share	$ 0.56	0.76	1.08	1.34
Diluted earnings per common share: Earnings from continuing operations Discontinued operations	$ 0.57 (0.01)	0.75 -	1.09 (0.01)	1.33 -
Diluted earnings per common share	$ 0.56	0.75	1.08	1.33
Cash dividends per common share	$0.3925	0.4000	0.7850	0.8000

See accompanying notes to consolidated financial statements.

                                                 EMERSON ELECTRIC CO. AND SUBSIDIARIES                             FORM 10-Q
CONSOLIDATED BALANCE SHEETS
(Dollars in millions except per share amounts; unaudited)
	September 30, 2003	March 31, 2004
ASSETS CURRENT ASSETS Cash and equivalents Receivables, less allowances of $82 and $81, respectively Inventories Other current assets	$ 696 2,650 1,558 596	1,165 2,874 1,631 638
Total current assets	5,500	6,308
PROPERTY, PLANT AND EQUIPMENT, NET	2,962	2,906
OTHER ASSETS Goodwill Other	4,942 1,790	5,022 1,785
Total other assets	6,732 $15,194	6,807 16,021
LIABILITIES AND STOCKHOLDERS' EQUITY CURRENT LIABILITIES Short-term borrowings and current maturities of long-term debt Accounts payable Accrued expenses Income taxes	$ 391 1,397 1,513 116	504 1,400 1,556 152
Total current liabilities	3,417	3,612
LONG-TERM DEBT OTHER LIABILITIES	3,733 1,584	3,756 1,648

STOCKHOLDERS' EQUITY
    Preferred stock of $2.50 par value per share.
       Authorized 5,400,000 shares; issued - none
    Common stock of $.50 par value per share.
       Authorized 1,200,000,000 shares; issued
       476,677,006 shares
    Additional paid in capital
    Retained earnings
    Accumulated other comprehensive income
    Cost of common stock in treasury, 55,522,542
       shares and 54,855,954 shares, respectively

	- 238 65 8,889 (386) (2,346)	- 238 73 9,114 (99) (2,321)
Total stockholders' equity	6,460 $15,194	7,005 16,021

See accompanying notes to consolidated financial statements.

                                                 EMERSON ELECTRIC CO. AND SUBSIDIARIES                             FORM 10-Q
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2003 AND 2004
(Dollars in millions; unaudited)
Six Months Ended March 31,
	2003	2004

OPERATING ACTIVITIES
    Net earnings
    Adjustments to reconcile net earnings to net cash
       provided by operating activities:
        Depreciation and amortization
        Changes in operating working capital
        Gains from divestitures and other

          Net cash provided by operating activities

	$ 453 264 (67) 31 681	562 270 (130) 33 735
INVESTING ACTIVITIES Capital expenditures Divestitures of businesses and other, net Net cash used in investing activities	(131) 35 (96)	(147) 33 (114)

FINANCING ACTIVITIES
    Net (decrease) increase in short-term borrowings
    Proceeds from long-term debt
    Principal payments on long-term debt
    Dividends paid
    Treasury stock, net

          Net cash used in financing activities

	(532) 493 (7) (330) 4 (372)	105 28 (7) (337) 21 (190)
Effect of exchange rate changes on cash and equivalents	12	38
INCREASE IN CASH AND EQUIVALENTS Beginning cash and equivalents ENDING CASH AND EQUIVALENTS	225 381 $ 606	469 696 1,165
CHANGES IN OPERATING WORKING CAPITAL Receivables Inventories Other current assets Accounts payable Accrued expenses Income taxes	$ 25 (14) 1 (83) (7) 11 $ (67)	(136) (33) (3) (38) 30 50 (130)

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

2.

In the third quarter of fiscal 2003, the Company sold the Dura-Line fiber-optic conduit business, which is reported as a discontinued operation. The consolidated statements of earnings for the three and six months ended March 31, 2003, have been restated to reflect discontinued operations.

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

4.	Reconciliations of weighted average common shares for basic earnings per common share and diluted earnings per common share follow (shares in millions):
		Three Months Ended March 31,		Six Months Ended March 31,
		2003	2004	2003	2004
	Basic Dilutive shares Diluted	419.1 1.5 420.6	420.0 3.0 423.0	419.0 1.6 420.6	419.8 2.8 422.6
5.	Comprehensive income is summarized as follows (dollars in millions):
	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2004	2003	2004
Net earnings Foreign currency translation adjustments and other	$ 236 81 $ 317	318 112 430	453 161 614	562 287 849

EMERSON ELECTRIC CO. AND SUBSIDIARIES                                                                                 FORM 10-Q
6.	Other Financial Information (Dollars in millions; unaudited)	September 30, 2003	March 31, 2004
	Inventories Finished products Raw materials and work in process	$ 628 930 $ 1,558	661 970 1,631
	Property, plant and equipment, net Property, plant and equipment, at cost Less accumulated depreciation	$ 6,864 3,902 $ 2,962	7,041 4,135 2,906
	Goodwill Process Control Industrial Automation Electronics and Telecommunications HVAC Appliance and Tools	$ 1,603 836 1,543 378 582 $ 4,942	1,622 878 1,555 380 587 5,022
Changes in the goodwill balances since September 30, 2003, are due to the translation of non-U.S. currencies to the U.S. dollar.
	Other assets, other Pension plans Equity and other investments Capitalized software Leveraged leases Intellectual property Other	$ 843 336 147 139 104 221 $ 1,790	820 381 143 136 95 210 1,785
	Product warranty liability	$ 148	154
	Other liabilities Deferred income taxes Retirement plans Postretirement plans, excluding current portion Minority interest Other	$ 503 356 309 114 302 $ 1,584	512 370 290 121 355 1,648

EMERSON ELECTRIC CO. AND SUBSIDIARIES                                                                                 FORM 10-Q
7.

As of March 31, 2004, the Company estimates that the funded status of its primary U.S. pension plan has improved to approximately $200 million from $50 million as of September 30, 2003, based on the accumulated benefit obligation and the fair value of plan assets. The Company expects to contribute $100 million to its pension plans in 2004. Net periodic pension expense for the three and six months ended March 31, 2003 and 2004, is summarized as follows (dollars in millions):

	Three Months Ended March 31,	Six Months Ended March 31,
	2003	2004	2003	2004
Service cost Interest cost Expected return on plan assets Net amortization	$ 13 40 (52) 9 $ 10	17 41 (54) 20 24	26 80 (104) 18 20	34 82 (108) 40 48

The increase in pension expense is primarily due to the market trends of the past few years (i.e., lower interest rates and asset returns).

Net postretirement plan expense for the three and six months ended March 31, 2003 and 2004, is summarized as follows (dollars in millions):

	2003	2004	2003	2004
Service cost Interest cost Net amortization	$ 2 7 2 $ 11	2 6 4 12	4 14 4 22	4 12 8 24
The Company expects to pay benefits of $45 million related to its postretirement plans in 2004.

EMERSON ELECTRIC CO. AND SUBSIDIARIES                                                                                 FORM 10-Q
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

		Three Months Ended March 31,		Six Months Ended March 31,
		2003	2004	2003	2004

Net earnings, as reported

Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects

Pro forma net earnings

		$ 236 2 6 $ 232	318 3 5 316	453 8 16 445	562 15 18 559
	Earnings per share: Basic - as reported Basic - pro forma Diluted - as reported Diluted - pro forma	$0.56 $0.55 $0.56 $0.55	0.76 0.75 0.75 0.74	1.08 1.06 1.08 1.06	1.34 1.33 1.33 1.32
9.	Other deductions, net are summarized as follows (dollars in millions):
		Three Months Ended March 31,		Six Months Ended March 31,
		2003	2004	2003	2004
	Other deductions, net Gains from divestitures of business interests Rationalization of operations Amortization of intangibles Other	$ - 30 3 34 $ 67	(27) 28 4 25 30	(15) 57 8 62 112	(27) 61 10 64 108

In January 2004, the Company sold 2 million shares of MKS Instruments, Inc., a publicly-traded company, and continues to hold 10 million shares; the Company also sold its investment in the Louisville Ladder joint venture. The Company recorded a pretax gain of $27 million in the second quarter from these transactions.

EMERSON ELECTRIC CO. AND SUBSIDIARIES                                                                                 FORM 10-Q
10.	The change in the liability for rationalization of operations during the six months ended March 31, 2004, follows (dollars in millions):
		September 30, 2003	Expense	Paid / Utilized	March 31, 2004
	Severance and benefits Lease/contract terminations Fixed asset writedowns Vacant facility and other shutdown costs Start-up and moving costs	$ 20 25 - 2 5 $ 52	27 6 3 10 15 61	22 6 3 10 14 55	25 25 - 2 6 58

Rationalization of operations by business segment is summarized as follows (dollars in millions):
	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2004	2003	2004
Process Control Industrial Automation Electronics and Telecommunications HVAC Appliance and Tools Corporate Discontinued operations (a)	$ 7 4 18 7 6 (6) (6) $ 30	9 3 5 1 11 (1) - 28	12 9 25 11 12 (4) (8) 57	17 7 17 8 17 (5) - 61
(a) Discontinued operations eliminates the operating results of discontinued operations related to Dura-Line, which are included in the Electronics and Telecommunications segment amounts.

Rationalization of operations comprises expenses associated with the Company's efforts to continuously improve operational efficiency and to expand globally in order to remain competitive on a worldwide basis. These expenses result from a multitude of small, individual actions taken across the divisions on a routine, ongoing basis and are not part of a large, company-wide program. Rationalization of operations includes ongoing costs for moving facilities, starting up plants from relocation as well as business expansion, exiting product lines, curtailing/downsizing operations due to changing economic conditions, and other one-time items resulting from asset redeployment decisions. Shutdown costs include severance, benefits, stay bonuses, lease/contract terminations and asset writedowns. Start-up and moving costs include employee training and relocation, moving of assets and unabsorbed overhead. Vacant facility costs include security, maintenance and utility costs associated with facilities that are no longer being utilized.

During the first six months of 2004, rationalization of operations primarily related to the exit of over 10 production, distribution or office facilities including the elimination of approximately 1,000 positions, as well as costs related to facilities exited in previous periods. Noteworthy rationalization actions during the first six months of 2004 are as follows. Process control segment includes severance and plant closure costs related to the closing of a valve plant due to consolidating operations within North America in response to weak market demand, severance costs related to the consolidation of European measurement operations in order to obtain operational synergies, and several other reduction and consolidation actions. Electronics and telecommunications segment includes severance and lease termination costs related to certain Emerson Energy Systems operations in Western Europe shifting to China and Eastern Europe in order to leverage product platforms and lower production and engineering costs to remain competitive on a global basis.

EMERSON ELECTRIC CO. AND SUBSIDIARIES                                                                                 FORM 10-Q
HVAC segment includes severance costs related to workforce reductions in the European temperature sensors and controls operations due to weakness in market demand. Appliance and tools segment includes severance and start-up and moving costs related to shifting certain industrial motor manufacturing primarily from the United States to Mexico and China in order to consolidate facilities and improve profitability, and severance related to consolidating manufacturing operations in the professional tools business for operational efficiency.

Noteworthy rationalization actions during the first six months of 2003 are as follows. Process control segment includes plant closure and severance costs related to several reduction and consolidation actions primarily in North America and Europe. Electronics and telecommunications segment includes severance costs related to Emerson Energy Systems' European operations. Appliance and tools segment includes plant closure and start-up and moving costs related to relocating certain industrial motor manufacturing primarily from the United States to Mexico and China. These actions were taken to expand in global markets and to increase overall profitability by obtaining synergies and increasing operational efficiency.

11.	Business Segment Information Summarized information about the Company's operations by business segment for the three and six months ended March 31, 2003 and 2004, follows (dollars in millions):
	Three months ended March 31,	Sales 2003 2004		Earnings 2003 2004

Process Control
Industrial Automation
Electronics and Telecommunications
HVAC
Appliance and Tools

Discontinued operations (a)
Differences in accounting methods
Corporate and other
Eliminations/Interest

Net sales/Earnings from continuing
  operations before income taxes

		$ 819 646 554 693 870 3,582 (13) (104) $ 3,465	905 723 628 770 950 3,976 (117) 3,859	89 81 21 104 121 416 8 33 (44) (57) 356	100 95 58 125 135 513 30 (24) (53) 466

Corporate and other decreased $20 million for the three months ended March 31, 2004, compared to the prior year period primarily due to $27 million of higher gains from divestitures. Intersegment sales of the appliance and tools segment for the three months ended March 31, 2003 and 2004, respectively, were $95 million and $104 million.

EMERSON ELECTRIC CO. AND SUBSIDIARIES                                                                                 FORM 10-Q
Six months ended March 31,	Sales 2003 2004		Earnings 2003 2004

Process Control
Industrial Automation
Electronics and Telecommunications
HVAC
Appliance and Tools

Discontinued operations (a)
Differences in accounting methods
Corporate and other
Eliminations/Interest

Net sales/Earnings from continuing
     operations before income taxes

	$ 1,591 1,269 1,123 1,205 1,722 6,910 (28) (191) $ 6,691	1,754 1,418 1,285 1,366 1,851 7,674 (215) 7,459	164 163 58 173 239 797 10 64 (77) (115) 679	190 181 128 205 262 966 59 (92) (110) 823

(a) Discontinued operations eliminates the operating results of discontinued operations related to Dura-Line, which are included in the electronics and telecommunications segment amounts.

Corporate and other increased $15 million for the six months ended March 31, 2004, compared to the prior year period primarily due to $27 million of increased costs for the incentive share plans due to Emerson's increased stock price, corporate initiatives and litigation and disputed matters, partially offset by $12 million of higher gains from divestitures. Intersegment sales of appliance and tools segment for the six months ended March 31, 2003 and 2004, respectively, were $168 million and $186 million.

12.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law on December 8, 2003. In accordance with FASB Staff Position 106-1, neither the amount of postretirement benefit expense nor the accumulated postretirement benefit obligation in the financial statements and accompanying notes reflect the effects of the Act on the Company's postretirement benefit plans. Specific authoritative guidance on the accounting for the effects of the Act is pending and that guidance, when issued, could require a change to previously reported information. The Company does not expect the effects of the Act to have a material impact on the financial statements.

EMERSON ELECTRIC CO. AND SUBSIDIARIES                                                                                 FORM 10-Q

Items 2 and 3. Management's Discussion and Analysis of Results of Operations and Financial Condition.

OVERVIEW

The second quarter and first six months of fiscal 2004 were strong, with sales, earnings and earnings per share up over the prior year periods. The HVAC and appliance and tools businesses drove U.S. gains as domestic manufacturing continued to recover in the second quarter due to an increase in consumer-related spending. However, U.S. industrial fixed investment continued to lag. International sales growth was driven by the process control, industrial automation and electronics and telecommunications businesses. Strong growth in Asia, moderate gains in the United States, Europe and Latin America and favorable exchange rates contributed to these three- and six-months results. The Company's profit margins improved primarily due to leverage on higher sales volume and benefits from previous rationalization actions. However, these benefits were partially offset by competitive pressure on price. Emerson's financial position remains strong and the Company continues to generate substantial cash flow.

THREE MONTHS ENDED MARCH 31, 2004, COMPARED WITH THREE MONTHS ENDED MARCH 31, 2003

RESULTS OF OPERATIONS
Three months ended March 31, (dollars in millions, except per share amounts)	2003	2004	Change
Sales Gross Profit % of sales SG&A % of sales Other deductions, net Interest expense, net Pretax earnings Net earnings Diluted EPS	$ 3,465 $ 1,211 34.9% $ 731 21.0% $ 67 $ 57 $ 356 $ 236 $ 0.56	3,859 1,356 35.2% 807 21.0% 30 53 466 318 0.75	11% 12% 31% 35% 34%

Net sales for the quarter ended March 31, 2004, were $3,859 million, an increase of $394 million, or 11 percent, over net sales of $3,465 million for the quarter ended March 31, 2003. Both U.S. and international sales contributed to this growth. The consolidated results were balanced, reflecting very strong sales increases in each of the business segments, with an increase in underlying sales (which exclude acquisitions, divestitures and the impact of translation of non-U.S. currencies to the U.S. dollar) of 7 percent ($255 million), a 5 percentage point ($160 million) favorable impact from the strengthening Euro and other currencies and a nearly 1 percentage point negative impact from divestitures, net of acquisitions. The components of the underlying sales increase of 7 percent for the second quarter were the United States increasing 7 percent and total international sales increasing nearly 8 percent, primarily reflecting growth of 15 percent in Asia and 4 percent in Europe. The Company estimates that the underlying growth reflects the net result of an approximately 6 percentage point gain from volume and an approximately 2 percentage point impact from market penetration gains, partially offset by an approximately 1 percentage point negative impact from price.

Cost of sales for the second quarter of fiscal 2004 and 2003 were $2,503 million and $2,254 million, respectively. Cost of sales as a percent of net sales was 64.8 percent in the second quarter of 2004, compared with 65.1 percent in the second quarter of 2003. The increase in the gross profit margin from 34.9 percent in the prior year to 35.2 percent in the second quarter of 2004 primarily reflects increased volume and leverage on the higher sales, and benefits realized from prior rationalization and other cost reduction efforts. These improvements, however, were partially offset by negative impacts from sales prices, wages and benefits (including higher pension and medical costs) and

EMERSON ELECTRIC CO. AND SUBSIDIARIES                                                                                 FORM 10-Q

the higher mix of international businesses contributing to growth. The absence of leverage on foreign currency translation dilutes the margin improvement resulting from real growth in volume over prior periods. Additionally, when products are manufactured in the United States but sold through our foreign subsidiaries, a substantial portion of the profit is captured and reported in the United States. Certain international businesses also have slightly lower profit margins due to the nature of their business mix.

Selling, general and administrative expenses for the second quarter of 2004 were $807 million compared with $731 million for the second quarter of 2003, with both amounts representing 21.0 percent of sales. The benefits from leverage on higher sales and cost reductions from prior rationalization and other efforts were offset by higher costs for wages and benefits.

Other deductions, net were $30 million for the second quarter of 2004, a $37 million decrease from the $67 million for the same period in the prior year. The decrease in other deductions, net was primarily due to a gain of $27 million from the sale of 2 million shares of MKS Instruments, Inc. and the sale of the Louisville Ladder investment included in the three months ended March 31, 2004, while the three months ended March 31, 2003, had no such gains. Additionally, for the three months ended March 31, 2004, ongoing costs for the rationalization of operations were $28 million, compared to $30 million in the prior year. See notes 9 and 10 for further details regarding other deductions, net and rationalization costs.

Net earnings were $318 million and diluted earnings per common share were $0.75 for the three months ended March 31, 2004, increases of 35 percent and 34 percent, respectively, compared to net earnings and earnings per share of $236 million and $0.56, respectively, for the three months ended March 31, 2003. These earnings results reflect increases for all of the business segments, particularly in the electronics and telecommunications, and heating, ventilating and air conditioning businesses. The higher earnings also reflect increased volume and leverage from the higher sales, savings from cost reduction efforts and $27 million of gains (discussed above in other deductions), partially offset by lower sales prices and other items during the quarter.

BUSINESS SEGMENTS

Process Control
Three months ended March 31, (dollars in millions)	2003	2004	Change
Sales Earnings Margin	$ 819 89 10.9%	905 100 11.0%	10% 12%

Process control segment sales of $905 million in the second quarter of fiscal 2004 were up 10 percent from $819 million for the same period a year ago, as this segment continues growing in international markets and to win large projects and displace competitors. Underlying sales increased 5 percent, excluding an almost 1 percentage point negative impact from divestitures, net of acquisitions, and a 6 percentage point ($45 million) positive impact from currency translation. The underlying sales gain reflects 18 percent growth in Asia, more than 5 percent growth in Europe and very strong gains in the Middle East/Africa region, partially offset by a 5 percent decline in the United States, particularly in the control valves businesses. The decline in the U.S. market reflects our customers' continued shift of production to lower cost areas, particularly in the refining and chemical industries. Underlying results were also due to growth in almost all businesses, particularly the measurement business in all major regions, and the systems/solutions business due to increased project activity in the United States, Asia and the Middle East. Increased volume and leverage from these higher sales as well as savings from prior cost reduction actions, partially offset by higher costs for wages and benefits, resulted in an increase in earnings of 12 percent, to $100 million from $89 million in the prior year.

EMERSON ELECTRIC CO. AND SUBSIDIARIES                                                                                 FORM 10-Q

Industrial Automation
Three months ended March 31, (dollars in millions)	2003	2004	Change
Sales Earnings Margin	$ 646 81 12.5%	723 95 13.2%	12% 18%

Industrial automation segment sales increased 12 percent to $723 million for the three months ended March 31, 2004, reflecting increases in most of the businesses, particularly power generating alternators, as well as the materials joining and fluid power and control businesses. Currency translation had an 8 percentage point ($50 million) favorable impact during the quarter. The 4 percent increase in underlying sales reflects a 1 percent increase in the United States and 6 percent international sales growth, with 24 percent growth in Asia and 3 percent growth in Europe. Earnings increased 18 percent over the prior year quarter to $95 million, primarily reflecting benefits from prior cost reduction efforts and increased volume and leverage from higher sales.

Electronics and Telecommunications
Three months ended March 31, (dollars in millions)	2003	2004	Change
Sales Earnings Margin	$ 554 21 3.9%	628 58 9.3%	13% 171%

Electronics and telecommunications segment sales of $628 million were up 13 percent over the prior year period. Underlying sales improved 11 percent, excluding a 4 percentage point favorable impact from currency and a 2 percentage point negative impact from the Dura-Line divestiture in the prior year. Penetration gains, particularly in the OEM power business, are estimated to have contributed approximately 3 percentage points of the underlying sales growth in the quarter. Sales also benefited from the underlying gains in the climate and power systems business; however, these benefits were partially offset by an estimated 5 percentage point impact from lower prices, which includes the introduction of next generation products at lower price points. Underlying sales also reflect a 20 percent increase in Asia (primarily China), a 9 percent increase in Europe and an 8 percent increase in the United States. Strong demand for servers and network equipment drove worldwide demand for AC-to-DC and DC-to-DC power modules used in those products. In Asia, telecommunications providers have increased spending on wireline and wireless equipment that requires the power systems that Emerson sells. In the United States and Europe, backup power and data computing power systems grew as institutions invested for increased reliability, redundancy and capacity. Earnings of $58 million increased $37 million, or 171 percent, over the prior year quarter, reflecting higher sales volume and leverage, lower material costs, benefits from prior cost reduction efforts, and $13 million of lower rationalization costs. Rationalization costs during the second quarter included severance and lease termination costs related to certain Emerson Energy Systems operations in Western Europe shifting to China and Eastern Europe in order to leverage product platforms and lower production and engineering costs to remain competitive on a global basis.

EMERSON ELECTRIC CO. AND SUBSIDIARIES                                                                                 FORM 10-Q

HVAC
Three months ended March 31, (dollars in millions)	2003	2004	Change
Sales Earnings Margin	$ 693 104 15.0%	770 125 16.2%	11% 20%

Sales of the heating, ventilating and air conditioning segment increased 11 percent to $770 million with gains in all of the businesses. Continued penetration gains are estimated to have contributed approximately 5 percentage points of the underlying growth of 8 percent. Sales also benefited from solid underlying market growth and a 3 percentage point favorable impact from currency translation. The underlying sales increase of 8 percent was driven by 17 percent growth in the United States, which was partially offset by international sales declines of 5 percent reflecting down sales for all regions except Asia, which had a slight increase. This decline in second quarter international sales primarily reflects unusually high demand in the first quarter of 2004. Earnings from HVAC operations increased 20 percent during the quarter to $125 million, reflecting higher sales volume and leverage, benefits from prior cost reduction efforts and a $6 million reduction in rationalization costs versus the prior year quarter.

Appliance and Tools
Three months ended March 31, (dollars in millions)	2003	2004	Change
Sales Earnings Margin	$ 870 121 14.0%	950 135 14.2%	9% 11%

Appliance and tools segment sales increased 9 percent to $950 million in the second quarter. This increase reflects a nearly 9 percent increase in underlying sales and a 3 percentage point favorable impact from currency, partially offset by a more than 2 percentage point negative impact related to exiting the manufacturing of bench top and stationary power tools. Underlying sales grew in all of the businesses, with continued growth in the residential-related businesses and an improvement in the professional tools, storage and motor businesses. Residential storage and disposer increases reflected a strong U.S. residential construction market and higher demand at major retailers. Sales in the United States grew 10 percent while total international sales grew almost 3 percent. Earnings of the appliance and tools segment increased 11 percent to $135 million, primarily due to increased volume and leverage from higher sales, partially offset by $5 million of higher rationalization costs during the quarter compared to the prior year and the impact of the U.S. dollar weakening against the Canadian dollar. Rationalization costs in the second quarter included severance and start-up and moving costs related to shifting certain industrial motor manufacturing primarily from the United States to Mexico and China in order to consolidate facilities and improve profitability, and severance related to consolidating manufacturing operations in the professional tools business for operational efficiency.

EMERSON ELECTRIC CO. AND SUBSIDIARIES                                                                                 FORM 10-Q

SIX MONTHS ENDED MARCH 31, 2004, COMPARED WITH SIX MONTHS ENDED MARCH 31, 2003

RESULTS OF OPERATIONS
Six months ended March 31, (dollars in millions, except per share amounts)	2003	2004	Change
Sales Gross Profit % of sales SG&A % of sales Other deductions, net Interest expense, net Pretax earnings Net earnings Diluted EPS	$ 6,691 $ 2,354 35.2% $ 1,448 21.7% $ 112 $ 115 $ 679 $ 453 $ 1.08	7,459 2,638 35.4% 1,597 21.4% 108 110 823 562 1.33	11% 12% 21% 24% 23%

Net sales for the six months ended March 31, 2004, were $7,459 million, an increase of $768 million, or 11 percent, over net sales of $6,691 million for the six months ended March 31, 2003, with both U.S. and international sales contributing to this growth. The consolidated results reflect improving markets and increases in all five business segments, with an underlying sales increase of 7 percent ($490 million), an approximate 5 percentage point ($330 million) favorable impact from the strengthening Euro and other currencies, partially offset by a nearly 1 percentage point negative impact from divestitures, net of acquisitions. The elements of the underlying sales increase of 7 percent for the first six months were the United States increasing 6 percent and total international sales increasing 9 percent, primarily reflecting 4 percent growth in Europe and 19 percent growth in Asia. The Company estimates that the underlying growth reflects the net result of an approximately 6 percentage point gain from volume and an approximately 2 percentage point impact from market penetration gains, partially offset by an approximately 1 percentage point negative impact from price.

Cost of sales for the first six months of fiscal 2004 and 2003 were $4,821 million and $4,337 million, respectively. Cost of sales as a percent of net sales was 64.6 percent for the first six months of 2004, compared with 64.8 percent in the prior year period. The increase in the gross profit margin from 35.2 percent in the prior year to 35.4 percent for the first six months of 2004 primarily reflects increased volume and leverage on higher sales and benefits realized from prior rationalization and other cost reduction efforts. These improvements, however, were partially offset by negative impacts from sales prices, wages and benefits (including higher pension and medical costs) and the higher mix of international businesses contributing to the growth.

Selling, general and administrative expenses for the first six months of 2004 were $1,597 million, or 21.4 percent of sales, compared with $1,448 million, or 21.7 percent of sales, for the six months ending March 31, 2003. The decreases in these costs as a percent of sales primarily reflect leverage on higher sales and the benefits realized from prior rationalization efforts that improved the Company's cost structure. These improvements, however, were partially offset by higher costs for wages and other items.

Other deductions, net were $108 million for the first six months of 2004, a $4 million decrease from the $112 million for the same period in the prior year. The decrease in other deductions, net was primarily due to gains totaling $27 million related to the sale of shares in MKS Instruments and the Louisville Ladder investment included in the six months ended March 31, 2004, while the six months ended March 31, 2003, included a gain of $15 million from the divestiture of Intellution. For the six months ended March 31, 2004, ongoing costs for the rationalization of operations were $61 million, up from $57 million in the prior year. See notes 9 and 10 for further details regarding other deductions, net and rationalizations costs.

EMERSON ELECTRIC CO. AND SUBSIDIARIES                                                                                 FORM 10-Q

Net earnings were $562 million and diluted earnings per common share were $1.33 for the six months ended March 31, 2004, increases of 24 percent and 23 percent, respectively, compared to net earnings and earnings per share of $453 million and $1.08, respectively, for the six months ended March 31, 2003. These earnings results reflect increases for all of the business segments, particularly in the electronics and telecommunications, and heating, ventilating and air conditioning businesses. The higher earnings also reflect increased volume and leverage from the higher sales, savings from cost reductions efforts and $12 million of higher gains (discussed above in other deductions), partially offset by lower sales prices and other items.

BUSINESS SEGMENTS

Process Control
Six months ended March 31, (dollars in millions)	2003	2004	Change
Sales Earnings Margin	$ 1,591 164 10.3%	1,754 190 10.8%	10% 15%

Process control segment sales of $1,754 million in the first six months of fiscal 2004 were up $163 million, or 10 percent, over sales for the same period a year ago, as this segment continues to grow internationally and to win large projects and gain market share. Underlying sales increased 5 percent, excluding a 1 percentage point negative impact from divestitures, net of acquisitions, and a 6 percentage point ($90 million) positive impact from currency translation. The increase in underlying sales reflects 19 percent growth in Asia, 7 percent growth in Latin America and 4 percent growth in Europe, while sales in the United States decreased 3 percent compared with the prior year. The decline in the United States reflects customers shifting production to lower cost areas. These results were also driven by sales increases in most businesses, particularly the measurement business, and the systems/solutions business due to increased project activity in the United States, Asia and Middle East. Leverage from these higher sales during the quarter drove an increase in earnings of 15 percent, from $164 million in the prior year to $190 million for the six months ended March 31, 2004. The earnings increase resulting from leverage on the higher sales during the quarter as well as savings from prior cost reduction efforts was partially offset by $5 million in higher costs for the rationalization of operations.

Industrial Automation
Six months ended March 31, (dollars in millions)	2003	2004	Change
Sales Earnings Margin	$ 1,269 163 12.8%	1,418 181 12.8%	12% 11%

Sales increases in most businesses drove an almost 12 percent increase in sales of the industrial automation segment to $1,418 million for the six months ended March 31, 2004, and an earnings increase of over 11 percent. The 3 percent increase in underlying sales, excluding a nearly 9 percentage point ($105 million) favorable impact from currency, reflects almost 8 percent international sales growth, led by Europe with 6 percent and Asia with 17 percent, which was partially offset by a 2 percent decline in the United States. The results reflect improved sales in most businesses in this segment, particularly very strong growth in European generators and the ultrasonic plastic joining business worldwide. The U.S. decline was due to softness in the capital goods markets in the first quarter. Earnings increased over 11 percent to $181 million for the first six months, compared with $163 million in the prior year, reflecting benefits from prior cost reduction efforts and increased volume and leverage from higher sales, partially offset by higher litigation costs related to the electrical products business.

EMERSON ELECTRIC CO. AND SUBSIDIARIES                                                                                 FORM 10-Q

Electronics and Telecommunications
Six months ended March 31, (dollars in millions)	2003	2004	Change
Sales Earnings Margin	$ 1,123 58 5.2%	1,285 128 10.0%	14% 119%

Electronics and telecommunications segment sales of $1,285 million were up 14 percent compared to the prior year six-month period. An underlying sales increase of 13 percent helped drive the increase in sales and a 119 percent increase in segment earnings. The underlying sales increase includes penetration gains, particularly in the OEM power business, which are estimated to have contributed approximately 2 percentage points of the sales growth, partially offset by an estimated 5 percentage point impact from lower prices, which includes the introduction of next generation products at lower price points. Underlying sales, excluding a 4 percentage point favorable impact from currency and a nearly 3 percentage point negative impact from the Dura-Line divestiture in the prior year, improved 13 percent as a result of increases in all major geographic regions, led by a 26 percent increase in Asia and 9 percent increases in the United States and Europe. Emerson continues to build upon its Emerson Network Power China (Avansys) acquisition by increasing the Company's penetration in China and Asia. Improvements in capital spending in nearly all of this segment's served markets also helped drive increased sales in the precision cooling and uninterruptible power supplies businesses. Earnings increased $70 million to $128 million, compared with $58 million in the prior year period, reflecting increased volume and leverage from higher sales, lower material costs, benefits from prior cost reduction efforts, and an $8 million reduction in rationalization costs. Rationalization costs during the first six months of 2004 included severance and lease termination costs related to certain Emerson Energy Systems operations in Western Europe shifting to China and Eastern Europe in order to leverage product platforms and lower production and engineering costs to remain competitive on a global basis.

HVAC
Six months ended March 31, (dollars in millions)	2003	2004	Change
Sales Earnings Margin	$ 1,205 173 14.4%	1,366 205 15.0%	13% 18%

Sales of the heating, ventilating and air conditioning segment increased 13 percent for the first six months of 2004 compared to the prior year period, due to penetration gains, which are estimated to have contributed approximately 5 percentage points of the sales growth, underlying growth and a 3 percentage point favorable impact from currency. Sales of $1,366 million for the first six months, compared with $1,205 million in the prior year, reflect an underlying sales increase of 10 percent driven by 15 percent growth in the United States and 12 percent growth in Asia, and increases in all of the businesses. In particular, increased demand in the North American and Asian residential markets led to very strong sales growth in the compressor business in these regions. In addition, the temperature sensor and controls, thermostat and valves businesses all had very strong growth for the first six months. HVAC earnings increased 18 percent to $205 million compared to $173 million in the prior year period, primarily due to increased volume and leverage from higher sales and benefits from prior cost reduction efforts, partially offset by pricing pressures, particularly in Asia.

EMERSON ELECTRIC CO. AND SUBSIDIARIES                                                                                 FORM 10-Q

Appliance and Tools
Six months ended March 31, (dollars in millions)	2003	2004	Change
Sales Earnings Margin	$ 1,722 239 13.9%	1,851 262 14.2%	7% 10%

The appliance and tools segment sales increased 7 percent to $1,851 million for the six months ended March 31, 2004. Underlying sales increased 6 percent, excluding an over 3 percentage point favorable impact from currency and a negative impact of over 2 percentage points related to exiting the manufacturing of bench top and stationary power tools. The improved underlying sales results reflect gains for nearly all of the businesses within the appliance and tools segment, particularly very strong growth in residential storage, motors and disposers. The residential storage and disposers increases were due to a strong construction market and higher demand at major retailers. The increase in motors was due to penetration gains in European appliance motors and underlying growth in hermetic motors. Earnings for the first six months of 2004 of $262 million were up 10 percent from $239 million in the same period in 2003 primarily due to increased volume and leverage from higher sales, partially offset by $5 million of higher rationalization costs and the impact of the U.S. dollar weakening against the Canadian dollar. Rationalization costs during the first six months of 2004 included severance and start-up and moving costs related to shifting certain industrial motor manufacturing primarily from the United States to Mexico and China in order to consolidate facilities and improve profitability, and severance related to consolidating manufacturing operations in the professional tools business for operational efficiency.

FINANCIAL CONDITION

A comparison of key elements of the Company's financial condition at the end of the second quarter as compared to the end of the prior fiscal year follows:
	September 30, 2003	March 31, 2004
Working capital (in millions) Current ratio Total debt to total capital Net debt to net capital	$ 2,083 1.6 to 1 39.0% 34.5%	2,696 1.7 to 1 37.8% 30.5%

The ratio of total debt to total capital has been reduced to 37.8 percent, or 5.1 percentage points below the 42.9 percent ratio for the prior year second quarter. After a meeting with the credit rating agencies in January 2004, the Company's long-term debt continues to be rated A2 by Moody's Investors Service and A by Standard and Poor's. The Company's interest coverage ratio (earnings from continuing operations before income taxes and interest expense, divided by interest expense) was 7.7 times for the six months ended March 31, 2004, compared to 6.5 times for the same period in the prior year. During the first quarter, the Company swapped $600 million of 7 7/8% notes due June 2005 to a floating rate based on 3-month LIBOR.

In March 2004, the Company renewed $2,750 million of credit lines with various banks to support short-term borrowings and to assure availability of funds at prevailing interest rates. Two-thirds of the credit lines ($1,833 million) are effective until March 2009, with the remainder effective until March 2005. The 364-day credit lines do not contain any financial covenants, while the five-year credit lines require the Company to maintain minimum stockholders' equity of $4,000 million. The 364-day credit lines may be converted to a one-year term loan within 60 days prior to maturity in March 2005 at the Company's option. The credit line agreements are not subject to termination based upon a change in credit ratings or a material adverse change.

EMERSON ELECTRIC CO. AND SUBSIDIARIES                                                                                 FORM 10-Q

Cash and equivalents increased by $469 million during the six months ended March 31, 2004. Cash flow provided by operating activities was up 8 percent compared to the prior year, reflecting higher net earnings, partially offset by additional working capital necessary to support the higher level of sales. Operating cash flow of $735 million and the net increase in borrowings of $126 million were used primarily to pay dividends of $337 million and fund capital expenditures of $147 million. For the six months ended March 31, 2004, free cash flow of $588 million (operating cash flow of $735 million less capital expenditures of $147 million) was up 7 percent from free cash flow of $550 million (operating cash flow of $681 million less capital expenditures of $131 million) for the same period in the prior year, primarily due to higher net earnings, partially offset by increases in working capital.

The Company is in a strong financial position, with total assets of $16.0 billion and stockholders' equity of $7.0 billion, and has the resources available for reinvestment in existing businesses, strategic acquisitions and managing the capital structure on a short- and long-term basis.

OUTLOOK

The pace of customer orders and overall business activity remains favorable and underlying sales are expected to grow approximately 6 percent (net sales increase of 9 percent, including 4 percentage point favorable impact from currency translation and 1 percentage point negative impact from divestitures, net of acquisitions) for fiscal year 2004. Sales and earnings for the third quarter of 2004 are expected to be sequentially up slightly from the second quarter of 2004, excluding the impact from divestiture gains. Earnings per share for fiscal 2004 is expected to be in the range of $2.75 to $2.85. Rationalization of operations expense is estimated to be approximately $130 million for fiscal 2004. Operating cash flow is estimated to be $1.9-$2.0 billion and capital expenditures are estimated to be approximately $0.4 billion for 2004.

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

Item 4. Controls and Procedures

Emerson maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC's rules and forms. Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of March 31, 2004, to provide reasonable assurance of the achievement of these objectives.

Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to disclose material information otherwise required to be set forth in the Company's reports.

There was no change in the Company's internal control over financial reporting during the quarter ended March 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

EMERSON ELECTRIC CO. AND SUBSIDIARIES                                                                                 FORM 10-Q

PART II. OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

(e)
Period	(a) Total Number of Shares Purchased (000s)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (000s)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (000s)
January 2004	-	n/a	-	40,228
February 2004	-	n/a	-	40,228
March 2004	-	n/a	-	40,228
Total	-	n/a	-	40,228

The Company's Board of Directors authorized the repurchase of up to 40 million shares each under the November 1996 and November 2001 programs. The maximum number of shares that may yet be purchased under the Company's November 1996 and November 2001 programs are 228 thousand and 40,000 thousand, respectively.

Item 4. Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Stockholders on February 3, 2004, matters described in the Notice of Annual Meeting of Stockholders dated December 10, 2003, were voted upon.

1.    The directors listed below were elected for terms ending in 2007 with voting for each as follows:

DIRECTOR C. Fernandez G. C. F. Knight G. A. Lodge R. L. Ridgway E. E. Whitacre, Jr.	FOR 354,057,583 346,807,703 352,992,282 352,834,605 348,739,986	WITHHELD 11,147,150 18,397,030 12,212,451 12,370,128 16,464,747

2.    The proposal to re-approve performance measures under the Emerson Electric Co. 1997 incentive shares plan was approved by a vote of 348,036,160 in favor to 14,043,817 against, with 3,123,496 abstaining and 1,260 broker non-votes.

3.    The proposal to ratify the selection of independent auditors was approved by a vote of 352,685,777 in favor to 10,187,762 against, with 2,330,991 abstaining and 203 broker non-votes.

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

(a) Exhibits (Listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

   12    Ratio of Earnings to Fixed Charges.

   31    Certifications pursuant to Exchange Act Rule 13a-14(a).

   32    Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

(b) Reports on Form 8-K. Pursuant to Items 7, 9 and 12, the Company filed a Report on Form 8-K dated January 22, 2004, to furnish the press release for fiscal 2004 outlook and earnings call for the quarter ended December 31, 2003, and to furnish Regulation FD disclosures. Pursuant to Items 7 and 12, the Company filed a Report on Form 8-K dated February 3, 2004, to furnish the press release for the quarter ended December 31, 2003. Pursuant to Item 9, the Company filed Reports on Form 8-K dated February 25, 2004, and March 25, 2004, furnishing Regulation FD disclosures.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                EMERSON ELECTRIC CO.

Date: May 6, 2004      By /s/ Walter J. Galvin

                                                Walter J. Galvin
                                                Executive Vice President
                                                and Chief Financial Officer

                                                (on behalf of the registrant and
                                                as Chief Financial Officer)