Form 10-Q
period 2004-06-30
EMERSON ELECTRIC CO
filed 2004-08-12
CIK 32604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

        Registrant’s telephone number, including area code: (314) 553-2000

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

Common stock outstanding at July 31, 2004: 420,142,121 shares.

FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2003 AND 2004
(Dollars in millions except per share amounts; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2004	2003	2004
Net Sales	$ 3,573	4,036	10,264	11,495

Costs and expenses:
Cost of sales	2,323	2,597	6,660	7,418
Selling, general and
administrative expenses	734	824	2,182	2,421
Other deductions, net	127	66	239	174
Interest expense (net of interest income of
$2, $5 , $10 and $17, respectively)	60	50	175	160

Earnings from continuing operations
before income taxes	329	499	1,008	1,322
Income taxes	51	158	271	419

Earnings from continuing operations	278	341	737	903
Net gain from discontinued operations	82	-	76	-

Net earnings	$ 360	341	813	903

Basic earnings per common share:
Earnings from continuing operations	$ 0.66	0.81	1.76	2.15
Discontinued operations	0.20	-	0.18	-

Basic earnings per common share	$ 0.86	0.81	1.94	2.15

Diluted earnings per common share:
Earnings from continuing operations	$ 0.66	0.81	1.75	2.14
Discontinued operations	0.19	-	0.18	-

Diluted earnings per common share	$ 0.85	0.81	1.93	2.14

Cash dividends per common share	$ 0.3925	0.4000	1.1775	1.2000

See accompanying notes to consolidated financial statements.

                                    EMERSON ELECTRIC CO. AND SUBSIDIARIES                     FORM 10-Q
CONSOLIDATED BALANCE SHEETS
(Dollars in millions except per share amounts; unaudited)

	September 30, 2003	June 30, 2004
ASSETS
Current assets
Cash and equivalents	$696	1,386
Receivables, less allowances of
$82 and $81, respectively	2,650	2,874
Inventories	1,558	1,608
Other current assets	596	475

Total current assets	5,500	6,343

Property, plant and equipment, net	2,962	2,844

Other assets
Goodwill	4,942	5,024
Other	1,790	1,726

Total other assets	6,732	6,750

	$15,194	15,937

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term borrowings and current
maturities of long-term debt	$391	878
Accounts payable	1,397	1,387
Accrued expenses	1,513	1,662
Income taxes	116	186

Total current liabilities	3,417	4,113

Long-term debt	3,733	3,149

Other liabilities	1,584	1,673

Stockholders' equity
Preferred stock of $2.50 par value per share.
Authorized 5,400,000 shares; issued - none	-	-
Common stock of $.50 par value per share.
Authorized 1,200,000,000 shares; issued
476,677,006 shares	238	238
Additional paid in capital	65	79
Retained earnings	8,889	9,286
Accumulated other comprehensive income	(386)	(177)
Cost of common stock in treasury, 55,522,542
shares and 56,574,877 shares, respectively	(2,346)	(2,424)

Total stockholders' equity	6,460	7,002

	$15,194	15,937

See accompanying notes to consolidated financial statements.

FORM 10-Q

EMERSON ELECTRIC CO. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2003 AND 2004
(Dollars in millions; unaudited)

	Nine Months Ended June 30,
	2003	2004
Operating activities
Net earnings	$813	903
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	406	410
Changes in operating working capital	(89)	149
Pension funding	(286)	(101)
Gains from divestitures and other	47	129

Net cash provided by operating activities	891	1,490

Investing activities
Capital expenditures	(213)	(230)
Purchases of businesses, net of cash and equivalents acquired	(1)	(18)
Divestitures of businesses and other, net	40	102

Net cash used in investing activities	(174)	(146)

Financing activities
Net decrease in short-term borrowings	(673)	(102)
Proceeds from long-term debt	746	27
Principal payments on long-term debt	(13)	(14)
Dividends paid	(496)	(506)
Treasury stock, net	7	(81)

Net cash used in financing activities	(429)	(676)

Effect of exchange rate changes on cash and equivalents	40	22

Increase in cash and equivalents	328	690
Beginning cash and equivalents	381	696

Ending cash and equivalents	$709	1,386

Changes in operating working capital
Receivables	$(5)	(157)
Inventories	59	(21)
Other current assets	19	153
Accounts payable	(133)	(46)
Accrued expenses	23	129
Income taxes	(52)	91

	$(89)	149

See accompanying notes to consolidated financial statements.

EMERSON ELECTRIC CO. AND SUBSIDIARIES                                                                            FORM 10-Q

Notes to Consolidated Financial Statements

1.	The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation of the results for the interim periods presented. These adjustments consist of normal recurring accruals. The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required by generally accepted accounting principles. For further information refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2003.

2.	The Company recognizes substantially all of its revenues through the sale of manufactured products and records the sale when products are shipped and title passes to the customer and collection is reasonably assured. In certain instances, revenue is recognized on the percentage-of-completion method, when services are rendered, or in accordance with SOP No. 97-2, “Software Revenue Recognition.” Management believes that all relevant criteria and conditions are considered when recognizing sales.

3.	Reconciliations of weighted average common shares for basic earnings per common share and diluted earnings per common share follow (shares in millions):
	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2004	2003	2004
Basic	419.2	419.3	419.1	419.6
Dilutive shares	1.8	2.8	1.7	2.8

Diluted	421.0	422.1	420.8	422.4

4.     Comprehensive income is summarized as follows (dollars in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2004	2003	2004
Net earnings	$360	341	813	903
Foreign currency translation adjustments and other	243	(78)	404	209

	$603	263	1,217	1,112

EMERSON ELECTRIC CO. AND SUBSIDIARIES                                                                            FORM 10-Q

5. Other Financial Information
(Dollars in millions; unaudited)

	September 30, 2003	June 30, 2004
Inventories
Finished products	$628	648
Raw materials and work in process	930	960

	$1,558	1,608

Property, plant and equipment, net
Property, plant and equipment, at cost	$6,864	7,017
Less accumulated depreciation	3,902	4,173

	$2,962	2,844

Goodwill
Process Control	$1,603	1,638
Industrial Automation	836	867
Electronics and Telecommunications	1,543	1,553
HVAC	378	380
Appliance and Tools	582	586

	$4,942	5,024

Changes in the goodwill balances since September 30, 2003, are primarily due to the translation of non-U.S. currencies to the U.S. dollar.
Other assets, other
Pension plans	$843	898
Equity and other investments	336	288
Capitalized software	147	140
Leveraged leases	139	128
Intellectual property	104	93
Other	221	179

	$1,790	1,726

Product warranty liability	$148	169

Other liabilities
Deferred income taxes	$503	500
Retirement plans	356	373
Postretirement plans, excluding current portion	309	291
Minority interest	114	123
Other	302	386

	$1,584	1,673

EMERSON ELECTRIC CO. AND SUBSIDIARIES                                                                            FORM 10-Q
6.	As of June 30, 2004, the Company estimates that the funded status of its primary U.S. pension plan has improved to approximately $250 million from $50 million as of September 30, 2003, based on the accumulated benefit obligation and the fair value of plan assets. The Company has contributed approximately $100 million to its pension plans and no further significant contributions are expected in 2004. Net periodic pension expense for the three and nine months ended June 30, 2003 and 2004, is summarized as follows (dollars in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2004	2003	2004
Service cost	$13	17	39	51
Interest cost	40	41	120	123
Expected return on plan assets	(52)	(54)	(156)	(162)
Net amortization	9	20	27	60

	10	24	30	72

The increase in pension expense is primarily due to the market trends of the past few years (i.e., lower interest rates and asset returns).

Net postretirement plan expense for the three and nine months ended June 30, 2003 and 2004, is summarized as follows (dollars in millions):
	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2004	2003	2004
Service cost	$2	2	6	6
Interest cost	7	6	21	18
Net amortization	2	4	6	12

	$11	12	33	36

        The Company expects to pay benefits of $45 million related to its postretirement plans in 2004.

EMERSON ELECTRIC CO. AND SUBSIDIARIES                                                                            FORM 10-Q

7.	Effective October 1, 2002, Emerson adopted the fair value method provisions of FAS 123. Options granted after September 30, 2002, are expensed based on their fair value at date of grant over the vesting period, generally three years. Previously, the Company accounted for options pursuant to APB 25 and no expense was recognized. The following table illustrates the effect on net earnings and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period (dollars in millions, except per-share amounts).

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2004	2003	2004
Net earnings, as reported	$360	341	813	903
Add: Stock-based employee compensation
expense included in reported net earnings,
net of related tax effects	4	13	12	28
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects	7	14	23	32

Pro forma net earnings	$357	340	802	899

Earnings per share:
Basic - as reported	$0.86	0.81	1.94	2.15
Basic - pro forma	$0.85	0.81	1.91	2.14
Diluted - as reported	$0.85	0.81	1.93	2.14
Diluted - pro forma	$0.84	0.81	1.90	2.13

8.     Other deductions, net are summarized as follows (dollars in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2004	2003	2004
Other deductions, net
Gains from divestitures of business interests	$(9)	-	(24)	(27)
Impairment	54	-	54	-
Rationalization of operations	43	31	100	92
Amortization of intangibles	4	4	12	14
Other	35	31	97	95

	$127	66	239	174

In January 2004, the Company sold 2 million shares of MKS Instruments, Inc., a publicly-traded company, and continues to hold 10 million shares; the Company also sold its investment in the Louisville Ladder joint venture. The Company recorded a pretax gain of $27 million in the second quarter from these transactions.

EMERSON ELECTRIC CO. AND SUBSIDIARIES                                                                            FORM 10-Q

9.	The change in the liability for rationalization of operations during the nine months ended June 30, 2004, follows (dollars in millions):
	September 30, 2003	Expense	Paid / Utilized	June 30, 2004
Severance and benefits	$20	37	35	22
Lease/contract terminations	25	7	9	23
Fixed asset writedowns	-	3	3	-
Vacant facility and other
shutdown costs	2	17	17	2
Start-up and moving costs	5	28	25	8

	$52	92	89	55

        Rationalization of operations by business segment is summarized as follows (dollars in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2003	2004	2003	2004
Process Control	$13	7	25	24
Industrial Automation	5	4	14	11
Electronics and Telecommunications	7	4	32	21
HVAC	6	5	17	13
Appliance and Tools	16	14	28	31
Corporate	(4)	(3)	(8)	(8)
Discontinued operations (a)	-	-	(8)	-

	$43	31	100	92

(a) Discontinued operations eliminates the operating results of discontinued operations related to Dura-Line, which are included in the Electronics and Telecommunications segment amounts.

Rationalization of operations comprises expenses associated with the Company’s efforts to continuously improve operational efficiency and to expand globally in order to remain competitive on a worldwide basis. These expenses result from a multitude of small, individual actions implemented across the divisions on a routine, ongoing basis and are not part of a large, company-wide program. Rationalization of operations includes ongoing costs for moving facilities, starting up plants from relocation as well as business expansion, exiting product lines, curtailing/downsizing operations due to changing economic conditions, and other one-time items resulting from asset redeployment decisions. Shutdown costs include severance, benefits, stay bonuses, lease/contract terminations and asset writedowns. Start-up and moving costs include employee training and relocation, moving of assets and unabsorbed overhead. Vacant facility costs include security, maintenance and utility costs associated with facilities that are no longer being utilized.

During the first nine months of 2004, rationalization of operations primarily related to the exit of over 10 production, distribution or office facilities including the elimination of approximately 1,400 positions, as well as costs related to facilities exited in previous periods. Noteworthy rationalization actions during the first nine months of 2004 are as follows. Process control segment includes severance and plant closure costs related to the closing of a valve plant due to consolidating operations within North America in response to weak market demand, severance costs related to the consolidation of European measurement operations in order to obtain operational synergies, and several other reduction and consolidation actions. Electronics and telecommunications segment includes severance and lease termination costs related to certain Emerson Energy Systems operations in Western Europe shifting to China and Eastern Europe in order to leverage product platforms and lower production and engineering costs to remain competitive on a global basis.

EMERSON ELECTRIC CO. AND SUBSIDIARIES                                                                            FORM 10-Q

HVAC segment includes severance costs related to workforce reductions in the European temperature sensors and controls operations due to weakness in market demand. Appliance and tools segment includes severance and start-up and moving costs related to shifting certain industrial motor manufacturing primarily from the United States to Mexico and China in order to consolidate facilities and improve profitability, and severance related to consolidating manufacturing operations in the professional tools business for operational efficiency. Including the $92 million of rationalization costs incurred during the nine months ended June 30, 2004, the Company expects rationalization expense for the entire fiscal year to total approximately $125 million, including the costs to complete actions initiated before the end of the quarter and actions anticipated to be approved and initiated during the remainder of the year.

Noteworthy rationalization actions during the first nine months of 2003 are as follows. Process control segment includes plant closure and severance costs related to several reduction and consolidation actions primarily in North America and Europe. Electronics and telecommunications segment includes severance costs related to Emerson Energy Systems’ European operations. Appliance and tools segment includes plant closure and start-up and moving costs related to relocating certain industrial motor manufacturing primarily from the United States to Mexico and China and fixed asset writedowns related to consolidating manufacturing operations in the jobsite and truck storage business. These actions were taken to expand in global markets and to increase overall profitability by obtaining synergies and increasing operational efficiency.

10.     Business Segment Information

Summarized information about the Company’s operations by business segment for the three and nine months ended June 30, 2003 and 2004, follows (dollars in millions):

Three months ended June 30,	Sales		Earnings
	2003	2004	2003	2004
Process Control	$850	925	94	119
Industrial Automation	660	744	85	99
Electronics and Telecommunications	574	670	40	78
HVAC	733	873	112	149
Appliance and Tools	869	955	115	137

	3,686	4,167	446	582
Discontinued operations (a)	(13)		2
Differences in accounting methods			32	33
Corporate and other			(91)	(66)
Eliminations/Interest	(100)	(131)	(60)	(50)

Net sales/Earnings from continuing
operations before income taxes	$3,573	4,036	329	499

Corporate and other decreased $25 million for the three months ended June 30, 2004, compared to the prior year period primarily due to the $54 million impairment loss and $9 million of divestiture gains in the prior year, partially offset by $20 million of increased costs for the incentive share plans and corporate initiatives. Intersegment sales of the appliance and tools segment for the three months ended June 30, 2003 and 2004, respectively, were $89 million and $118 million.

EMERSON ELECTRIC CO. AND SUBSIDIARIES                                                                            FORM 10-Q

Nine months ended June 30,	Sales		Earnings
	2003	2004	2003	2004
Process Control	$2,441	2,679	258	309
Industrial Automation	1,929	2,162	248	280
Electronics and Telecommunications	1,697	1,955	98	206
HVAC	1,938	2,239	285	354
Appliance and Tools	2,591	2,806	354	399

	10,596	11,841	1,243	1,548
Discontinued operations (a)	(41)		12
Differences in accounting methods			96	92
Corporate and other			(168)	(158)
Eliminations/Interest	(291)	(346)	(175)	(160)

Net sales/Earnings from continuing
operations before income taxes	$10,264	11,495	1,008	1,322

(a) Discontinued operations eliminates the operating results of discontinued operations related to Dura-Line, which are included in the electronics and telecommunications segment amounts.

Corporate and other decreased $10 million for the nine months ended June 30, 2004, compared to the prior year period primarily due to $3 million of higher gains from divestitures and the $54 million goodwill impairment in the prior year, partially offset by $47 million of increased costs for the incentive share plans, corporate initiatives and litigation and disputed matters. Intersegment sales of the appliance and tools segment for the nine months ended June 30, 2003 and 2004, respectively, were $257 million and $304 million.

11.	The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law on December 8, 2003. In accordance with FASB Staff Position 106-2, neither the amount of postretirement benefit expense nor the accumulated postretirement benefit obligation in the financial statements and accompanying notes reflect the effects of the Act on the Company’s postretirement benefit plans. The Company does not expect the effects of the Act to have a material impact on the financial statements.

12.	Subsequent to June 30, 2004, the Company reached an agreement to acquire the outside plant and power systems business of Marconi Corporation PLC for $375 million in cash. The Marconi power business is a leading provider of DC power products, engineering and installation services, and outside plant products to major telecommunication carriers throughout North America. The transaction is expected to close by the end of Emerson’s fourth fiscal quarter. Marconi’s revenues for the year ended March 31, 2004, were approximately $380 million.

EMERSON ELECTRIC CO. AND SUBSIDIARIES                                                                            FORM 10-Q

Items 2 and 3. Management’s Discussion and Analysis of Results of Operations and Financial Condition.

OVERVIEW

The third quarter and first nine months of fiscal 2004 were strong, with sales for all of the business segments up over the prior year. The HVAC and appliance and tools businesses drove U.S. gains as domestic manufacturing continued to recover in the third quarter due to an increase in consumer-related spending and an upturn in U.S. commercial and industrial fixed investment. International sales growth was driven by the process control, industrial automation and electronics and telecommunications businesses. Strong growth in Asia, the United States and Latin America, moderate gains in Europe and favorable exchange rates contributed to these three- and nine-month results. The Company’s profit margins improved primarily due to leverage on higher sales volume and benefits from previous rationalization actions. These benefits were partially offset by competitive pressure on price. Emerson’s financial position remains strong and the Company continues to generate substantial cash flow.

THREE MONTHS ENDED JUNE 30, 2004, COMPARED WITH THREE MONTHS ENDED JUNE 30, 2003

RESULTS OF OPERATIONS

Three months ended June 30, (dollars in millions, except per share amounts)	2003	2004	Change
Sales	$3,573	4,036	13%
Gross profit	$1,250	1,439	15%
% of sales	35.0%	35.6%
SG&A	$734	824
% of sales	20.6%	20.4%
Other deductions, net	$127	66
Interest expense, net	$60	50
Pretax earnings	$329	499	51%
Earnings from continuing operations	$278	341	23%
Net earnings	$360	341	(5%	)
EPS - Continuing operations	$0.66	0.81	23%
EPS - Net earnings	$0.85	0.81	(5%	)

Net sales for the quarter ended June 30, 2004, were $4,036 million, an increase of $463 million, or 13 percent, over net sales of $3,573 million for the quarter ended June 30, 2003. Both U.S. and international sales contributed to this growth. The consolidated results were balanced, reflecting strong sales increases in each of the business segments, with an increase in underlying sales (which exclude acquisitions, divestitures and the impact of translation of non-U.S. currencies to the U.S. dollar) of 11 percent ($405 million), a 2 percentage point ($65 million) favorable impact from the strengthening Euro and other currencies and a slight negative impact from divestitures, net of acquisitions. The components of the underlying sales increase of 11 percent for the third quarter were the United States increasing 12 percent and total international sales increasing 11 percent, primarily reflecting growth of 24 percent in Asia, 16 percent in Latin America and nearly 4 percent in Europe. The Company estimates that the underlying growth reflects the net result of an approximate 9 percentage point gain from volume and an approximate 3 percentage point impact from market penetration gains, partially offset by an approximate 1 percentage point negative impact from price.

Cost of sales for the third quarter of fiscal 2004 and 2003 were $2,597 million and $2,323 million, respectively. Cost of sales as a percent of net sales was 64.4 percent in the third quarter of 2004, compared with 65.0 percent in the third quarter of 2003. The increase in the gross profit margin from 35.0 percent in the prior year to 35.6 percent in the third quarter of 2004 primarily reflects increased volume and leverage on the higher sales, as well as benefits from prior rationalization and other cost reduction efforts. These improvements were partially offset by negative impacts from lower sales prices and higher wages and benefits (including higher pension costs).

EMERSON ELECTRIC CO. AND SUBSIDIARIES                                                                            FORM 10-Q

Selling, general and administrative expenses for the third quarter of 2004 were $824 million, or 20.4 percent of sales, compared with $734 million, or 20.6 percent of sales, for the third quarter of 2003. The benefits from leverage on higher sales and cost reductions from prior rationalization and other efforts were partially offset by higher costs for wages and benefits.

Other deductions, net were $66 million for the third quarter of 2004, a $61 million decrease from the $127 million for the same period in the prior year. The prior year quarter included a $54 goodwill impairment charge associated with the electronics and telecommunications segment. For the three months ended June 30, 2004, ongoing costs for the rationalization of operations were $31 million, compared to $43 million in the prior year, primarily reflecting lower costs in the process control segment. See notes 8 and 9 for further details regarding other deductions, net and rationalization costs.

Earnings from continuing operations before income taxes for the third quarter of 2004 increased $170 million, or 51 percent, to $499 million, compared to $329 million for the third quarter of 2003. These earnings results reflect increases for all of the business segments, particularly in the electronics and telecommunications, and heating, ventilating and air conditioning businesses. The higher earnings also reflect increased volume and leverage from the higher sales as well as savings from cost reduction efforts, partially offset by lower sales prices and other items during the quarter. The increase also reflects the decreases in other deductions, net discussed above and interest expense.

Income taxes for the third quarter were $158 million compared to $51 million for the prior year. Prior year income taxes were reduced $68 million and the effective tax rate for the three months ended June 30, 2003, was reduced 16 percentage points by the tax benefits from the restructuring of the Emerson Telecommunication Products (“ETP”) business net of the impairment charge. Excluding these items, the prior year rate is comparable to the approximate 32 percent effective tax rate in the current year.

Earnings from continuing operations for the third quarter of 2004 were $341 million, or $0.81 per share, compared to $278 million, or $0.66 per share, for the third quarter of 2003, an increase of 23 percent. The increase in continuing operations reflects the earnings increases in all business segments, partially offset by a $14 million ($0.03 per share) contribution in the prior year from the tax benefits of the restructuring of the ETP business net of the impairment charge.

Net earnings were $341 million and diluted earnings per common share were $0.81 for the three months ended June 30, 2004, decreases of 5 percent compared to net earnings and earnings per share of $360 million and $0.85, respectively, for the three months ended June 30, 2003. Net earnings in the prior year include the net gain from discontinued operations related to the sale of Jordan stock including its Dura-Line operations of $82 million (including income tax benefit of $170 million), or $0.19 per share.

BUSINESS SEGMENTS

Process Control

Three months ended June 30, (dollars in millions)	2003	2004	Change
Sales	$850	925	9%
Earnings	$94	119	27%
Margin	11.1%	12.9%

Process control segment sales of $925 million in the third quarter of fiscal 2004 were up 9 percent from $850 million for the same period a year ago, as this segment continues to grow in international markets and to win large projects and displace competitors. Underlying sales increased 7 percent, excluding the impact of divestitures, net of acquisitions, and a 2 percentage point ($17 million) positive impact from currency translation. Underlying results reflect growth in almost all businesses, particularly measurement and analytical

EMERSON ELECTRIC CO. AND SUBSIDIARIES                                                                            FORM 10-Q

instrumentation, and power and water and systems/solutions. The underlying sales gain also reflects 26 percent growth in Asia, 1 percent growth in Europe and very strong gains in Latin America, as well as a nearly 3 percent increase in U.S. sales compared with the prior year. Increased volume and leverage from these higher sales, $6 million of lower rationalization costs, as well as savings from prior cost reduction actions, partially offset by higher costs for wages and benefits, resulted in an increase in earnings of 27 percent to $119 million from $94 million in the prior year.

Industrial Automation

Three months ended June 30, (dollars in millions)	2003	2004	Change
Sales	$660	744	13%
Earnings	$85	99	16%
Margin	12.9%	13.2%

Industrial automation segment sales increased 13 percent to $744 million for the three months ended June 30, 2004, with underlying sales increasing 9 percent and currency translation having an almost 4 percentage point ($24 million) favorable impact during the quarter. The 9 percent increase in underlying sales reflects a 13 percent increase in the United States and almost 7 percent international sales growth, with 31 percent growth in Asia and 2 percent growth in Europe. The underlying sales increase was due to growth in all of the businesses, with particular strength in power generating alternators, as well as in the power transmission and fluid power and control businesses, reflecting the rebound in the U.S. industrial production and manufacturing construction. Earnings increased 16 percent over the prior year quarter to $99 million, primarily reflecting benefits from prior cost reduction efforts and increased volume and leverage from higher sales.

Electronics and Telecommunications

Three months ended June 30, (dollars in millions)	2003	2004	Change
Sales	$574	670	17%
Earnings	$40	78	97%
Margin	6.9%	11.6%

Electronics and telecommunications segment sales of $670 million were up 17 percent over the prior year period. Underlying sales improved nearly 18 percent, excluding a more than 1 percentage point favorable impact from currency and a more than 2 percentage point negative impact from the Dura-Line divestiture in the prior year. Penetration gains, particularly in the OEM power business, are estimated to have contributed approximately 2 percentage points of the underlying sales growth in the quarter. Sales also benefited from the underlying gains in the climate and power systems business; however, these benefits were partially offset by an estimated 5 percentage point impact from lower prices, due in part to the introduction of next-generation products at lower price points. Underlying sales also reflect a 29 percent increase in Asia (primarily China), a 15 percent increase in Europe and a 13 percent increase in the United States. Three distinct trends continued in this market: strong sales of servers and network equipment drove demand for embedded power modules; continued spending by telecommunications providers in Asia drove the DC power systems business; and increased investment in data computing systems, primarily in the United States and Europe, boosted demand for uninterruptible power supplies and precision air-conditioning. Earnings of $78 million increased $38 million, or 97 percent, over the prior year quarter, primarily reflecting higher sales volume and leverage on the lower cost structure from rationalization over the past three years. The savings from lower material costs and benefits from prior cost reduction efforts were offset by the impact from lower sales prices.

EMERSON ELECTRIC CO. AND SUBSIDIARIES                                                                            FORM 10-Q

HVAC

Three months ended June 30, (dollars in millions)	2003	2004	Change
Sales	$733	873	19%
Earnings	$112	149	33%
Margin	15.3%	17.1%

Sales of the heating, ventilating and air conditioning segment increased 19 percent to $873 million, with gains in all of the businesses. Continued penetration gains are estimated to have contributed approximately 11 percentage points of the underlying growth of nearly 18 percent. Sales also benefited from solid underlying market growth and a more than 1 percentage point favorable impact from currency translation. The underlying sales growth of 18 percent was driven by 22 percent growth in the United States and 10 percent growth in international sales, reflecting more than 12 percent growth in Asia and very strong growth in the Middle East/Africa regions. This increase in third quarter U.S. sales was primarily due to air conditioning compressors from the continued strong residential market, while international sales primarily reflect growth in China and the Middle East. The underlying sales increase also reflects volume and penetration gains in the temperature sensor and controls business. Earnings from HVAC operations increased 33 percent during the quarter to $149 million, primarily reflecting higher sales volume and leverage. Earnings also reflect benefits from prior cost reduction efforts and material cost containment partially offset by sales price pressures.

Appliance and Tools

Three months ended June 30, (dollars in millions)	2003	2004	Change
Sales	$869	955	10%
Earnings	$115	137	20%
Margin	13.2%	14.4%

Appliance and tools segment sales increased 10 percent to $955 million in the third quarter. This increase reflects a 10 percent increase in underlying sales and a 1 percentage point favorable impact from currency, partially offset by a less than 1 percentage point negative impact related to exiting the manufacturing of bench top and stationary power tools. Underlying sales grew in all of the businesses, with continued growth in the residential-related businesses and in the professional tools, storage and motor businesses. Disposer increases reflected a strong U.S. residential construction market and higher demand at major retailers. The increase in sales of hermetic motors was primarily due to demand for residential air conditioning units. The professional tools business benefited from the upturn in U.S. industrial production and manufacturing construction. Sales in the United States grew 11 percent while total international sales grew nearly 6 percent. Earnings of the appliance and tools segment increased 20 percent to $137 million, primarily due to increased volume and leverage from higher sales, partially offset by higher raw material costs. Rationalization costs of $14 million in the third quarter included severance and start-up and moving costs related to shifting certain industrial motor manufacturing primarily from the United States to Mexico and China in order to consolidate facilities and improve profitability, and severance related to consolidating manufacturing operations in the professional tools business for operational efficiency.

EMERSON ELECTRIC CO. AND SUBSIDIARIES                                                                            FORM 10-Q

NINE MONTHS ENDED JUNE 30, 2004, COMPARED WITH NINE MONTHS ENDED JUNE 30, 2003

RESULTS OF OPERATIONS

Nine months ended June 30, (dollars in millions, except per share amounts)	2003	2004	Change
Sales	$10,264	11,495	12%
Gross Profit	$3,604	4,077	13%
% of sales	35.1%	35.5%
SG&A	$2,182	2,421
% of sales	21.2%	21.1%
Other deductions, net	$239	174
Interest expense, net	$175	160
Pretax earnings	$1,008	1,322	31%
Earnings from continuing operations	$737	903	22%
Net earnings	$813	903	11%
EPS - Continuing operations	$1.75	2.14	22%
EPS - Net earnings	$1.93	2.14	11%

Net sales for the nine months ended June 30, 2004, were $11,495 million, an increase of $1,231 million, or 12 percent, over net sales of $10,264 million for the nine months ended June 30, 2003, with both U.S. and international sales contributing to this growth. The consolidated results reflect improving markets and increases in all five business segments, with an underlying sales increase of 9 percent ($895 million) and an approximate 4 percentage point ($393 million) favorable impact from the strengthening Euro and other currencies, partially offset by a nearly 1 percentage point negative impact from divestitures, net of acquisitions. The elements of the underlying sales increase of 9 percent for the first nine months were the United States increasing 8 percent and total international sales increasing 9 percent, primarily reflecting 4 percent growth in Europe and 21 percent growth in Asia. The Company estimates that the underlying growth reflects the net result of an approximate 8 percentage point gain from volume and an approximate 2 percentage point impact from market penetration gains, partially offset by an approximate 1 percentage point negative impact from price.

Cost of sales for the first nine months of fiscal 2004 and 2003 were $7,418 million and $6,660 million, respectively. Cost of sales as a percent of net sales was 64.5 percent for the first nine months of 2004, compared with 64.9 percent in the prior year period. The increase in the gross profit margin from 35.1 percent in the prior year to 35.5 percent for the first nine months of 2004 primarily reflects increased volume and leverage on higher sales, as well as benefits realized from prior rationalization and other cost reduction efforts. These improvements, however, were partially offset by negative impacts from lower sales prices, wages and benefits (including higher pension costs) and the higher mix of international businesses contributing to the growth. The absence of leverage on foreign currency translation dilutes the margin improvement resulting from real growth in volume over prior periods. Additionally, when products are manufactured in the United States but sold through foreign subsidiaries, a substantial portion of the profit is captured and reported in the United States. Certain international businesses also have slightly lower profit margins due to the nature of their business mix.

Selling, general and administrative expenses for the first nine months of 2004 were $2,421 million, or 21.1 percent of sales, compared with $2,182 million, or 21.2 percent of sales, for the nine months ending June 30, 2003. The decreases in these costs as a percent of sales primarily reflect leverage on higher sales and the benefits realized from prior rationalization efforts that improved the Company’s cost structure. These improvements, however, were partially offset by higher costs for wages and other items.

Other deductions, net were $174 million for the first nine months of 2004, a $65 million decrease from the $239 million for the same period in the prior year. The decrease in other deductions, net was primarily due to the $54 million goodwill impairment charge in the prior year. Also, the nine months ended June 30, 2004, included gains totaling $27 million related to the sale of shares in MKS Instruments and the Louisville Ladder investment, while the nine months ended June 30, 2003, included gains of $24 million from divestitures. For the nine months

EMERSON ELECTRIC CO. AND SUBSIDIARIES                                                                            FORM 10-Q

ended June 30, 2004, ongoing costs for the rationalization of operations were $92 million, down from $100 million in the prior year, primarily reflecting lower costs in the electronics and telecommunications segment. See notes 8 and 9 for further details regarding other deductions, net and rationalization costs.

Earnings from continuing operations before income taxes for the nine months ended June 30, 2004, increased $314 million, or 31 percent, to $1,322 million, compared to $1,008 million for the nine months ended June 30, 2003. These earnings results reflect increases for all of the business segments, particularly in the electronics and telecommunications, and heating, ventilating and air conditioning businesses. The higher earnings also reflect increased volume and leverage from the higher sales and savings from cost reduction efforts, partially offset by lower sales prices and other items. The increase also reflects the decreases in other deductions, net discussed above and interest expense.

Income taxes for the nine months ended June 30, 2004, were $419 million compared to $271 million for the prior year. Prior year income taxes were reduced $68 million and the effective tax rate for the nine months ended June 30, 2003, was reduced 5 percentage points by the tax benefits from the restructuring of the ETP business net of the impairment charge. Excluding these items, the prior year rate is comparable to the approximate 32 percent effective tax rate in the current year.

Earnings from continuing operations for the nine months ended June 30, 2004, were $903 million, or $2.14 per share, compared to $737 million, or $1.75 per share, for the nine months ended June 30, 2003, an increase of 22 percent. The increase in continuing operations reflects the earnings increases in all business segments, partially offset by a $14 million ($0.03 per share) contribution in the prior year from the tax benefits of the restructuring of the ETP business net of the impairment charge.

Net earnings were $903 million and diluted earnings per common share were $2.14 for the nine months ended June 30, 2004, increases of 11 percent compared to net earnings and earnings per share of $813 million and $1.93, respectively, for the nine months ended June 30, 2003. Net earnings in the prior year include the impact from discontinued operations of $76 million, or $0.18 per share.

BUSINESS SEGMENTS

Process Control

Nine months ended June 30, (dollars in millions)	2003	2004	Change
Sales	$2,441	2,679	10%
Earnings	$258	309	19%
Margin	10.6%	11.5%

Process control segment sales of $2,679 million in the first nine months of fiscal 2004 were up $238 million, or 10 percent, over sales for the same period a year ago, as this segment continues to grow internationally and to win large projects and gain market share. Underlying sales increased 6 percent, excluding a 1 percentage point negative impact from divestitures, net of acquisitions, and a 5 percentage point ($109 million) positive impact from currency translation. The increase in underlying sales reflects 22 percent growth in Asia, 13 percent growth in Latin America and 3 percent growth in Europe, while sales in the United States decreased 1 percent compared with the prior year. The decline in the United States reflects customers shifting production to lower cost areas. Underlying results were also driven by sales increases in most businesses, particularly the measurement business, and the systems/solutions business due to increased project activity in Asia and the Middle East. Leverage from these higher sales during the quarter as well as savings from prior cost reduction efforts drove an increase in earnings of 19 percent, from $258 million in the prior year to $309 million for the nine months ended June 30, 2004.

EMERSON ELECTRIC CO. AND SUBSIDIARIES                                                                            FORM 10-Q

Industrial Automation

Nine months ended June 30, (dollars in millions)	2003	2004	Change
Sales	$1,929	2,162	12%
Earnings	$248	280	13%
Margin	12.8%	12.9%

Sales increases in most businesses drove a 12 percent increase in sales of the industrial automation segment to $2,162 million for the nine months ended June 30, 2004, and an earnings increase of 13 percent. The 5 percent increase in underlying sales, excluding a 7 percentage point ($128 million) favorable impact from currency, reflects 7 percent international sales growth, led by Europe with 4 percent and Asia with 22 percent, and a 3 percent increase in the United States. The results reflect improved sales in most businesses in this segment, particularly very strong growth in European generators and the ultrasonic plastic joining business worldwide. The U.S. increase reflects growth in the capital goods markets in the second and third quarters. Earnings increased 13 percent to $280 million for the first nine months, compared with $248 million in the prior year, reflecting benefits from prior cost reduction efforts and increased volume and leverage from higher sales, partially offset by higher litigation costs related to the electrical products business.

Electronics and Telecommunications

Nine months ended June 30, (dollars in millions)	2003	2004	Change
Sales	$1,697	1,955	15%
Earnings	$98	206	110%
Margin	5.8%	10.5%

Electronics and telecommunications segment sales of $1,955 million were up 15 percent compared to the prior year nine-month period. An underlying sales increase of 14 percent helped drive the increase in sales and a 110 percent increase in segment earnings. The underlying sales increase includes penetration gains, particularly in the OEM power business, which are estimated to have contributed approximately 2 percentage points of the sales growth, more than offset by an estimated 5 percentage point impact from lower prices, due in part to the introduction of next generation products at lower price points. Underlying sales, excluding a 3 percentage point favorable impact from currency and a 2 percentage point negative impact from the Dura-Line divestiture in the prior year, improved 14 percent as a result of increases in all major geographic regions, led by a 27 percent increase in Asia, a 10 percent increase in the United States and an 11 percent increase in Europe. Emerson continues to build upon its Emerson Network Power China (Avansys) acquisition by increasing the Company’s penetration in China and Asia. Improvements in capital spending in nearly all of this segment’s served markets also helped drive increased sales in the climate and power systems business. Earnings increased $108 million to $206 million, compared with $98 million in the prior year period, primarily reflecting increased volume and leverage from higher sales. Earnings also reflect lower material costs, benefits from prior cost reduction efforts, and an $11 million reduction in rationalization costs, partially offset by the impact from lower sales prices. Rationalization costs during the first nine months of 2004 included severance and lease termination costs related to certain Emerson Energy Systems operations in Western Europe shifting to China and Eastern Europe in order to leverage product platforms and lower production and engineering costs to remain competitive on a global basis.

EMERSON ELECTRIC CO. AND SUBSIDIARIES                                                                            FORM 10-Q

HVAC

Nine months ended June 30, (dollars in millions)	2003	2004	Change
Sales	$1,938	2,239	16%
Earnings	$285	354	24%
Margin	14.7%	15.8%

Sales of the heating, ventilating and air conditioning segment increased 16 percent for the first nine months of 2004 compared to the prior year period, due to penetration gains, which are estimated to have contributed approximately 8 percentage points of the sales growth, underlying growth and a 3 percentage point favorable impact from currency. Sales of $2,239 million for the first nine months, compared with $1,938 million in the prior year, reflect an underlying sales increase of 13 percent driven by 18 percent growth in the United States and 12 percent growth in Asia, and increases in all of the businesses. In particular, increased demand in the North American and Asian residential markets led to very strong sales growth in the compressor business in these regions. In addition, the temperature sensor and controls, thermostat and valves businesses all had very strong growth for the first nine months. HVAC earnings increased 24 percent to $354 million compared to $285 million in the prior year period, primarily due to increased volume and leverage from higher sales. Earnings also reflect benefits from prior cost reduction efforts and material cost containment, partially offset by pricing pressures, particularly in Asia.

Appliance and Tools

Nine months ended June 30, (dollars in millions)	2003	2004	Change
Sales	$2,591	2,806	8%
Earnings	$354	399	13%
Margin	13.7%	14.2%

The appliance and tools segment sales increased 8 percent to $2,806 million for the nine months ended June 30, 2004. Underlying sales increased 8 percent, excluding a more than 2 percentage point favorable impact from currency and a negative impact of nearly 2 percentage points related to exiting the manufacturing of bench top and stationary power tools. The improved underlying sales results reflect gains for all of the businesses within the appliance and tools segment, particularly very strong growth in residential storage, motors and disposers. The residential storage and disposers increases were due to a strong construction market and higher demand at major retailers. The increase in motors was due to penetration gains in European appliance motors and underlying growth in hermetic motors. Earnings for the first nine months of 2004 of $399 million were up 13 percent from $354 million in the same period in 2003 primarily due to increased volume and leverage from higher sales. Rationalization costs of $31 million during the first nine months of 2004 included severance and start-up and moving costs related to shifting certain industrial motor manufacturing primarily from the United States to Mexico and China in order to consolidate facilities and improve profitability, and severance related to consolidating manufacturing operations in the professional tools business for operational efficiency.

EMERSON ELECTRIC CO. AND SUBSIDIARIES                                                                            FORM 10-Q

FINANCIAL CONDITION

A comparison of key elements of the Company’s financial condition at the end of the third quarter as compared to the end of the prior fiscal year follows:

	September 30, 2003	June 30, 2004
Working capital (in millions)	$2,083	2,230
Current ratio	1.6 to 1	1.5 to 1
Total debt to total capital	39.0%	36.5%
Net debt to net capital	34.5%	27.2%

The ratio of total debt to total capital has been reduced to 36.5 percent, or 5.4 percentage points below the 41.9 percent ratio for the prior year third quarter. The Company’s long-term debt is rated A2 by Moody’s Investors Service and A by Standard and Poor’s. The Company’s interest coverage ratio (earnings from continuing operations before income taxes and interest expense, divided by interest expense) was 8.4 times for the nine months ended June 30, 2004, compared to 6.4 times for the same period in the prior year primarily due to higher earnings. During the first quarter, the Company swapped $600 million of 7 7/8% notes due June 2005 to a floating rate based on 3-month LIBOR.

In March 2004, the Company renewed $2,750 million of credit lines with various banks to support short-term borrowings and to assure availability of funds at prevailing interest rates. Two-thirds of the credit lines ($1,833 million) are effective until March 2009, with the remainder effective until March 2005. The 364-day credit lines do not contain any financial covenants, while the five-year credit lines require the Company to maintain minimum stockholders’ equity of $4,000 million. The 364-day credit lines may be converted to a one-year term loan within 60 days prior to maturity in March 2005 at the Company’s option. The credit line agreements are not subject to termination based upon a change in credit ratings or a material adverse change.

During June 2004, the Company’s shelf registration filed with the Securities and Exchange Commission became effective. This registration allows the Company to periodically sell up to $2.5 billion in debt securities, preferred stock, common stock, warrants, share purchase contracts and share purchase units. The Company may sell securities in one or more separate offerings with the size, price and terms to be determined at the time of sale. The net proceeds from the sale of the securities will be used for general corporate purposes, which may include, but are not limited to, working capital, capital expenditures, financing acquisitions and the repayment of short or long-term borrowings. The net proceeds may be invested temporarily until they are used for their stated purpose.

Cash and equivalents increased by $690 million during the nine months ended June 30, 2004. Cash flow provided by operating activities of $1,490 million was up $599 million, or 67 percent, compared to $891 million in the prior year. This increase reflects the strong operational performance, as well as the $140 million tax refund from the Jordan transaction, and lower pension funding of $185 million in the current year. Operating cash flow of $1,490 million was used primarily to pay dividends of $506 million, fund capital expenditures of $230 million and to decrease borrowings by $89 million. For the nine months ended June 30, 2004, free cash flow of $1,260 million (operating cash flow of $1,490 million less capital expenditures of $230 million) was up 86 percent from free cash flow of $678 million (operating cash flow of $891 million less capital expenditures of $213 million) for the same period in the prior year, primarily due to higher net earnings.

The Company is in a strong financial position, with total assets of $16 billion and stockholders’ equity of $7 billion, and has the resources available for reinvestment in existing businesses, strategic acquisitions and managing the capital structure on a short- and long-term basis.

EMERSON ELECTRIC CO. AND SUBSIDIARIES                                                                            FORM 10-Q

OUTLOOK

The pace of customer orders and overall business activity remain favorable and on track for continued solid sales and earnings growth. Based on the performance this quarter in conjunction with continued strong order rates, earnings per share for fiscal 2004 is expected to be approximately $2.90. Rationalization of operations expense is estimated to be approximately $125 million for fiscal 2004. Operating cash flow is estimated to be $2 billion and capital expenditures are estimated to be approximately $0.4 billion for 2004.

Statements in this report that are not strictly historical may be “forward-looking” statements, which involve risks and uncertainties. These include economic and currency conditions, market demand, pricing, and competitive and technological factors, among others which are set forth in the “Safe Harbor Statement” of Exhibit 13 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2003, which is hereby incorporated by reference.

Item 4. Controls and Procedures

Emerson maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms. Based on an evaluation performed, the Company’s certifying officers have concluded that the disclosure controls and procedures were effective as of June 30, 2004, to provide reasonable assurance of the achievement of these objectives.

Notwithstanding the foregoing, there can be no assurance that the Company’s disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to disclose material information otherwise required to be set forth in the Company’s reports.

There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

(e)
	(a) Total Number of Shares Purchased (000s)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (000s)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (000s)
April 2004	--	n/a	--	40,228
May 2004	1,550	$58.42	1,550	38,678
June 2004	294	$59.67	294	38,384
Total	1,844	$58.62	1,844	38,384

The Company's Board of Directors authorized the repurchase of up to 40 million shares each under the November 1996 and November 2001 programs. The maximum number of shares that may yet be purchased under the Company's November 2001 program is 38,384 thousand.

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

(a) Exhibits (Listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

    12   Ratio of Earnings to Fixed Charges.

    31   Certifications pursuant to Exchange Act Rule 13a-14(a).

    32   Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

(b) Reports on Form 8-K. Pursuant to Items 7, 9 and 12, the Company filed a Report on Form 8-K dated May 4, 2004, to furnish the press release for the quarter ended March 31, 2004, and to furnish Regulation FD disclosures. Pursuant to Item 9, the Company filed Reports on Form 8-K dated May 24, 2004, and June 21, 2004, furnishing Regulation FD disclosures.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMERSON ELECTRIC CO.
Date: August 10, 2004	By /s/ Walter J. Galvin Walter J. Galvin Executive Vice President and Chief Financial Officer (on behalf of the registrant and as Chief Financial Officer)