Form 10-K
period 2004-09-30
EMERSON ELECTRIC CO
filed 2004-11-18
CIK 32604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2004

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

        Registrant’s telephone number, including area code: (314) 553-2000

        Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock of $.50 par value per share	New York Stock Exchange Chicago Stock Exchange

Preferred Stock Purchase Rights	New York Stock Exchange
Chicago Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) Yes [X] No [ ]

Aggregate market value of the voting stock held by nonaffiliates of the registrant as of close of business on March 31, 2004: $25.1 billion.

Common stock outstanding at October 31, 2004: 419,564,185 shares.

Documents Incorporated by Reference

1. Portions of Emerson Electric Co. 2004 Annual Report to Stockholders (Parts I and II).

2. Portions of Emerson Electric Co. Notice of 2005 Annual Meeting of the Stockholders and Proxy Statement (Part III).

PART I

Item 1. Business

Emerson was incorporated in Missouri in 1890, and has grown from a regional manufacturer of electric motors and fans into a diversified global technology company. Having expanded its product lines through internal growth and acquisition, Emerson today is designing and supplying product technology and delivering engineering services in a wide range of industrial, commercial and consumer markets around the world.

Emerson is organized into the following business segments, based on the nature of the products and services rendered:

o	Process Management, providing measurement, control and diagnostic capabilities for automated industrial processes producing items such as foods, medicines, power and fuels

o	Industrial Automation, bringing integrated manufacturing solutions to diverse industries worldwide

o	Network Power, providing power conditioning and reliability to help keep telecommunication systems, data networks and critical business applications continuously operating

o	Climate Technologies, enhancing household and commercial comfort as well as food safety and energy efficiency through air conditioning and refrigeration technology

o	Appliance and Tools, providing uniquely designed motors for a broad range of applications, appliances and integrated appliance solutions, and tools for both homeowners and professionals, as well as home and commercial storage systems

Sales, earnings before interest and income taxes, and total assets attributable to each segment for the three years ended September 30, 2004, are set forth in Note 15 of Notes to Consolidated Financial Statements of the 2004 Annual Report, which note is hereby incorporated by reference. Sales by segment were Process Management 23 percent, Industrial Automation 18 percent, Network Power 17 percent, Climate Technologies 19 percent, and Appliance and Tools 23 percent in 2004. Sales by geographic destination were United States 53 percent, Europe 23 percent, Asia 13 percent and other regions 11 percent in 2004. Information with respect to acquisition and divestiture activities by Emerson is set forth in Note 3 of Notes to Consolidated Financial Statements of the 2004 Annual Report, which note is hereby incorporated by reference.

PROCESS MANAGEMENT

The Process Management segment offers customers product technology as well as engineering and project management services for precision control, monitoring and asset protection of plants that produce power or that process or treat such items as oil, natural gas and petrochemicals; food and beverages; pulp and paper; pharmaceuticals; and municipal water supplies. This array of products and services helps customers optimize their process plant capabilities in the areas of plant safety and reliability, and product quality and output. Sales by geographic destination for this segment were United States 38 percent, Europe 26 percent, Asia 17 percent and other regions 19 percent in 2004.

Process Management Systems & Software

Emerson’s Process Management software and systems regulate automated plant processes by collecting and analyzing information from measurement devices in the plant, and by using that information to continuously adjust the control hardware in the plant for maximum product quality and process efficiency.

Measurement & Analytical Instrumentation

Measurement instrumentation measures the physical properties of liquids or gases in a process stream, such as pressure, temperature, level, and rate and amount of flow, and communicates this information to the control system. Measurement technologies provided by Emerson include coriolis direct mass flow, magnetic flow, differential pressure, ultralow-flow fluid measurement, temperature sensors and radar based tank gauging. Emerson measurement products also are used in custody transfer applications, such as the transfer of gasoline from a storage tank to a tanker truck where precise metering of the amount of fluid transferred helps ensure accurate asset management.

Analytical instrumentation analyzes the chemical composition of process fluids and emissions to enhance quality and efficiency, as well as environmental compliance. Emerson’s analytical technologies include process gas chromatographs, in-situ oxygen analyzers, infrared gas and process fluid analyzers, combustion analyzers and systems, and analyzers that measure pH, conductivity and water quality.

Valves, Actuators and Regulators

Control valves respond to commands from the control system by continuously and precisely modulating the flow of process fluids to provide maximum process efficiency and product quality. Emerson provides sliding stem valves, rotary valves, butterfly valves and related valve actuators and controllers. Emerson also provides a line of industrial and residential regulators, whose function is to reduce the pressure of fluids such as natural gas and liquid petroleum gas for transfer from high-pressure supply lines to lower pressure systems.

PlantWeb® Digital Plant Architecture

Emerson’s PlantWeb digital plant architecture combines the advantages of “intelligent” plant devices (valves and measurement instruments that have self-diagnostic capabilities), open communication standards (non-proprietary digital protocols allowing the plant devices and the control system to “talk” with one another) and integrated modular software, to collect and analyze valuable information about plant assets and processes. This capability gives customers the ability to predict changes in equipment and process performance and the impact they can have on plant operations. The PlantWeb architecture provides precision control over plant processes while also furnishing a platform to continually improve asset management and standards compliance, and to reduce startup, operations and maintenance costs.

Industry Services and Solutions

Emerson's array of process automation and asset optimization services improve project implementation scheduling and costs, increase process availability and productivity while also reducing total cost of ownership. Global industry centers offer engineering and project management services to help customers extract maximum performance and reliability from their process equipment and automation assets. These centers serve industries such as oil and gas, pulp and paper, chemical, power, food and beverage, and life sciences, and they assist in diagnosing equipment problems and plant inefficiencies.

Distribution

The principal worldwide distribution channel for the Process Management segment is a direct sales force, although a network of independent sales representatives, and to a lesser extent, independent distributors purchasing these products for resale are also utilized. The majority of sales in the United States are made through a direct sales force with the remainder primarily through independent sales representatives. In Europe, sales are almost exclusively made through a direct sales force with the remainder split evenly between independent sales representatives and distributors.

Brands

Brands, service/trademarks and trade names within the Process Management segment include Emerson Process Management, AMS, Asset Optimization Technologies, Bettis, Brooks, Brooks Instrument, CSI, Daniel, DeltaV, El-o-matic, Emerson Process Management Process Systems, Emerson Process Management Power & Water Solutions, EnTech, Fisher, Flow Computers, Kenonic Controls, MDC Technologies, Micro Motion, Ovation, PlantWeb, Rosemount, SAAB Marine and Valve Automation.

INDUSTRIAL AUTOMATION

The Industrial Automation segment provides integrated manufacturing solutions to our customers at the source of manufacturing their own products. Products include motors, transmissions, alternators, fluid controls, and materials joining equipment. Through these offerings, Emerson brings technology and enhanced quality to the customer’s final product. Sales by geographic destination for this segment were United States 42 percent, Europe 41 percent, Asia 9 percent and other regions 8 percent in 2004.

Motors and Drives

Emerson provides a broad line of gear drives that can be coupled to our electric motors and used in a wide variety of manufacturing operations and products, from automobile assembly lines to escalators in shopping malls or supermarket checkout stations. Products in this category include alternating current (AC) and direct current (DC) electronic variable speed drives, servo motors, pump motors, drive control systems, integral horsepower motors (1 HP and above), fractional horsepower motors (less than 1 HP) and gear drives.

Power Transmission

Emerson’s power transmission products include belt and chain drives, helical and worm gearing, gear motors, motor sheaves, pulleys, mounted and unmounted bearings, couplings, chains and sprockets. They are used to transmit power mechanically in a wide range of manufacturing and material handling operations and products. Our design and application experience enable us to provide both standard and customized automation and power transmission solutions to our customers.

Power Generation

Emerson provides alternators (low, medium and high voltage) for use in diesel or gas powered generator sets, as well as high frequency alternators, AC motor/generator sets, traction generators and wind power generators.

Fluid Power and Fluid Control

Products in this category control and power the flow of fluids (liquids and gases) in manufacturing operations such as automobile assembly, food processing, textile manufacturing and petrochemical processing. They include solenoid and pneumatic valves, valve position indicators, pneumatic cylinders, air preparation equipment, and pressure, vacuum and temperature switches.

Materials Joining and Precision Cleaning

Emerson supplies both plastics joining technologies and equipment, and metal welding and joining processes to a diversified manufacturing customer base, including automotive, medical devices and toys. We also provide precision cleaning and liquid processing solutions to industrial and commercial manufacturers. Products include ultrasonic joining and cleaning equipment, linear and orbital vibration welding equipment, systems for hot plate welding, spin welding, and laser welding, and aqueous, semi-aqueous and vapor cleaning systems.

Materials Testing

Emerson manufactures scientific equipment and supplies used in destructive materials analysis, that is, analysis involving the cutting or grinding of the material to be tested. These products are used in manufacturing facilities, laboratories, and university research facilities to perform quality control, failure analysis and material characterization of such things as metals, ceramics and electronics. Our products include abrasive cutters, precision saws, mounting presses, grinders and polishers, hardness testers, digital imagers and consumables such as abrasives, polishing cloths and suspensions.

Electrical Distribution

Emerson’s majority-owned EGS Electrical Group joint venture with SPX Corporation manufactures a broad line of components for current- and noncurrent-carrying electrical distribution devices. These products include conduit and cable fittings, plugs and receptacles, industrial lighting, and enclosures and controls. Products in this category are used in hazardous, industrial, commercial and construction environments, such as oil and gas drilling and production sites, pulp and paper mills and petrochemical plants.

Distribution

On a worldwide basis, the primary distribution channel for the Industrial Automation segment is through direct sales forces. Most products sold worldwide to original equipment manufacturers are through a direct sales force. Independent distributors constitute the next significant sales channel, mostly to reach end users; and, to a lesser extent, independent sales representatives are utilized, particularly for electrical distribution products in the United States.

Brands

Brands, service/trademarks and trade names within the Industrial Automation segment include Emerson Industrial Automation, Appleton, ASCO, ASCO Joucomatic, Branson Ultrasonics, Browning, Buehler, Control Techniques, Emerson Power Transmission, Kato Engineering, Kop-Flex, KVT, Leroy Somer, McGill, Morse, O-Z/Gedney and Rollway.

NETWORK POWER

The Network Power segment designs, manufactures, installs and maintains products providing “grid to chip” electric power conditioning, power reliability, environmental control and connectivity for telecommunications networks, data centers and other critical applications. Products in this segment include power systems, embedded power supplies, precision cooling, inbound power systems, and connectivity, along with 24-hour service. Sales by geographic destination for this segment were United States 43 percent, Europe 24 percent, Asia 24 percent and other regions 9 percent in 2004.

Power Systems

Emerson supplies uninterruptible AC and DC power systems, which provide reliable, conditioned power to telecommunication networks, data centers and other critical equipment in the event of a blackout or line surges and spikes. Power Systems’ products range from stand-alone units to complete systems incorporating rectifiers, distribution units, surge protection, batteries and system supervision.

Embedded Power Supplies

Embedded power supplies are installed by original equipment manufacturers to convert or condition power for microprocessors and peripherals in a wide range of telecommunication, health care, computer and industrial applications using standard or custom AC/DC or DC/DC designs. They are also used in consumer products, in the form of power adaptors for notebook computers and ink jet printers, and in chargers for mobile phones.

Precision Cooling

Emerson’s precision cooling products provide temperature and humidity control for computer, telecommunications and other sensitive equipment. These products range from 14,000 to 4 million BTUs in capacity and are available in up flow, down flow and overhead configurations.

Inbound Power Systems

Emerson inbound power technology provides reliable power systems which automatically transfer critical application loads from a utility to emergency back-up generators in the event of a blackout or brownout. Products include automatic transfer switches, paralleling and synchronizing gear and related distribution equipment and control systems.

Connectivity

Emerson supplies fiber and copper cable assemblies that provide connectivity to telecommunication central offices, data networking, and high-end computing applications. The Company also designs, manufactures and sells cable television components, radio frequency (RF) connectors, and wireless antenna structures that blend in with the environment and allow improved wireless signal transmission.

Service and Site Operations

Emerson staffs Energy Operation Centers in more than 30 countries, and deploys field service personnel worldwide to assist customers in managing their network support systems. Our services include on-site operations management, energy consumption monitoring, preventive maintenance, electrical testing, remote monitoring and management, and 24-hour service capability.

Distribution

The Network Power segment sells primarily through worldwide direct sales force networks, particularly in Europe and Asia. The remainder of sales is handled by independent sales representatives, particularly in the United States, and independent distributors.

Brands

Brands, service/trademarks and trade names within the Network Power segment include Emerson Network Power, ASCO, ASCO Power Technologies, Astec Power, Control Concepts, Emerson Energy Systems, Engineered Endeavors, Fiber-Conn Assemblies, Liebert, Liebert HIROSS, Liebert Global Services, Lorain, Northern Technologies and VORTEX.

CLIMATE TECHNOLOGIES

The Climate Technologies segment provides products and services for all areas of the climate control industry, including residential, commercial and industrial heating and air conditioning, and commercial refrigeration. Our technology enables homeowners and businesses to better control their heating, air conditioning, and refrigeration systems for improved control and lower energy bills. This segment also digitally controls and remotely monitors refrigeration units in grocery stores and other food distribution outlets to enhance freshness and food safety. Sales by geographic destination for this segment were United States 63 percent, Europe 13 percent, Asia 16 percent and other regions 8 percent in 2004.

Residential, Commercial and Industrial Heating and Air Conditioning

Emerson provides a full range of heating and air conditioning products that help reduce operational and energy costs and create comfortable environments in all types of buildings. These products include reciprocating and scroll air conditioning compressors, including an ultra-efficient residential scroll compressor with two stages of cooling capacity so as to run at full capacity only on the hottest days; standard and programmable thermostats; monitoring equipment and electronic flow controls for gas and electric heating systems; gas valves for furnaces and water heaters; nitride ignition systems for furnaces; and temperature sensors and controls.

Commercial Refrigeration

Emerson’s technology is used to refrigerate food and beverages in supermarkets, convenience stores, food service operations and refrigerated trucks and transport containers. Our refrigeration products are also used in industrial applications, such as environmental test chambers, and in medical applications, such as magnetic resonance imaging (MRI) machines. These products include compressors; precision flow controls; system diagnostics and controls that provide precise temperature management; and environmental control systems.

Services and Solutions

Emerson’s services in this segment assist customers in improving their climate control systems for better control and efficiency relating to new refrigerants, energy efficiency standards, indoor air quality and food safety. We also provide remote monitoring of food refrigeration control systems, 24-hour energy supervision and service dispatch, and a process that audits food store mechanical systems to identify potential energy savings.

Distribution

Climate Technologies segment sales, primarily to original equipment manufacturers and end users, are made predominately through worldwide direct sales force networks. The remaining sales are primarily through independent distributor networks throughout the world.

Brands

Brands, service/trademarks and trade names within the Climate Technologies segment include Emerson Climate Technologies, Alco Controls, Computer Process Controls, Copeland, Clive Samuels & Associates, Design Services Network, Emerson Climate Technologies Distribution Services, Emerson Climate Technologies Educational Services, Emerson Climate Technologies Flow Controls, Emerson Climate Technologies Retail Services, Fusite, Therm-O-Disc and White-Rodgers.

APPLIANCE AND TOOLS

Emerson’s Appliance and Tools segment includes a broad range of products and solutions in motors, appliance and components, tools and storage. Sales by geographic destination for this segment were United States 78 percent, Europe 14 percent, Asia 2 percent and other regions 6 percent in 2004.

Motors

Emerson provides a broad range of electric motors, controls and assemblies from fractional to several thousand horsepower output. Each of these products is designed to give our customers the quality, reliability, and energy efficiency needed in their specific applications. Emerson’s electric motors are used in a variety of home appliances. They include variable speed washer motors, horizontal and vertical axis washer motors, dryer motors, and motors for dishwashers and refrigerators. Our motors are also used in residential and commercial pumps, such as those provided in spas, pools and golf course watering equipment; in HVAC equipment, such as furnaces, condenser fans, heat pumps, cooling towers and commercial air handlers; in automotive components, such as electric power steering units; and in industrial, farming and mining applications, where we offer products such as explosion-proof motors, paint-free washdown motors and industrial severe duty motors.

Appliances and Appliance Components

Emerson provides a number of appliances and appliance technology solutions, ranging from sensors and controls to heating elements and switches. Our appliance offering includes residential and commercial garbage disposers and ceiling fans, instant hot water dispensers, and compact electric hot water heaters. Our appliance solutions provide integrated systems and sub-systems for appliances that include electronic and electromechanical controls for washers, dryers, dishwashers and refrigerators; heating elements for dishwashers, electric ovens and hot water heaters; electronic controls and automatic temperature controls for hot water heaters and refrigerators; gas valves and ignition systems for furnaces; sensors and thermistors for home appliances, such as equipment that senses the load size in a washer; and oven cooling fans.

Professional and Do-It-Yourself Tools

Our pipe-working tools are used by plumbing and mechanical professionals to install and repair piping systems. These tools include pipe wrenches, pipe cutters, pipe threading and roll grooving equipment; a time-saving system that joins tubing through mechanical crimping; drain cleaners; diagnostic systems including closed-circuit television pipe inspection and locating equipment; and tubing tools. Other professional tools include water jetters, wet-dry vacuums, rolling storage boxes, truck work boxes, bolt cutters, and van and truck ladder racks. Do-it-yourself tools, available at home improvement retail outlets, include hand tools (screwdrivers, pliers, chisels and adjustable wrenches), drain cleaning equipment, pipe and tube working tools, and wet-dry vacuums.

Storage Solutions

Emerson provides a wide variety of freestanding, fixed and mobile storage products for residential, commercial, healthcare and food service applications. Our products for the home include wall-mounted and freestanding shelving systems, cabinet and closet organizers, home office storage, and drawer systems and containers, available in wire, stainless steel and laminate. Our storage solutions also help commercial customers utilize space in the most efficient manner. These solutions include storage and display shelving, stock-picking and kitting carts, cabinets, totes, bins, workstations, and merchandising and inventory storage racks. Products provided to the healthcare industry assist in medical response and treatment; they include emergency and operating room carts, medication carts, polymer and wire shelving systems, and sterile worktables. Our food service equipment helps meet the storage needs of the food service and hospitality industries, such as restaurants and hotels. This equipment includes polymer and wire storage systems, busing carts, pan and tray racks, transport carts and workstations.

Distribution

The principal worldwide distribution channel for the Appliance and Tools segment is direct sales forces. Motors and appliance components and solutions for original equipment manufacturers are sold almost exclusively worldwide through direct sales force networks. Independent distributors constitute the next significant sales channel, with professional tools sold almost exclusively worldwide through distributors; and, to a lesser extent, independent sales representatives are utilized, particularly for storage solutions.

Brands

Brands, service/trademarks and trade names within the Appliance and Tools segment include Emerson Appliance Solutions, Emerson Heating Products, Emerson Motor Technologies, Emerson Professional Tools, Emerson Storage Solutions, ClosetMaid, Digital Appliance Controls, Emerson, In-Sink-Erator, Knaack, Mallory, METRO, RIDGID, Stack-A-Shelf and U.S. Electrical Motors.

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

RAW MATERIALS AND ENERGY

Emerson’s major requirements for basic raw materials include steel, copper, cast iron, electronics, aluminum and brass and, to a lesser extent, plastics and other petroleum-based chemicals. Emerson has multiple sources of supply for each of its major requirements and is not significantly dependent on any one or a few suppliers.

The raw materials and various purchased components required for its products have generally been available in sufficient quantities. Emerson uses various forms of energy, principally natural gas and electricity, obtained from public utilities. A majority of the Company's plants have the capability of being converted to use alternative sources of energy.

PATENTS, TRADEMARKS, LICENSES AND FRANCHISES

The Company has a number of patents, trademarks, licenses and franchises, obtained over a number of years and expiring at various times. While proprietary intellectual property is important to the Company, management believes the loss or expiration of any intellectual property right would not materially impact the Company or any of its segments.

BACKLOG

The estimated consolidated order backlog of the Company was $2,359 million and $2,566 million at September 30, 2003 and 2004, respectively. Nearly all of the September 30, 2004, consolidated backlog amount is expected to be shipped within one year. The estimated backlog by business segment at September 30, 2003 and 2004, follows (dollars in millions):

	2003	2004
Process Management	$1,033	1,155
Industrial Automation	274	303
Network Power	474	503
Climate Technologies	290	299
Appliance and Tools	288	306

Consolidated Order Backlog	$2,359	2,566

COMPETITION

Emerson’s businesses operate in markets that are highly competitive, and Emerson competes on product performance, quality, service or price across the industries and markets served. A significant element of the Company’s competitive strategy is to deliver solutions to our customers by manufacturing high quality products at the lowest relevant global cost. Although no single company competes directly with Emerson in all of the Company’s product lines, various companies compete in one or more product lines. Some of these companies have substantially greater sales and assets than Emerson, and Emerson also competes with many smaller companies. The number of Emerson’s competitors varies by product line, and management believes that Emerson has a market leadership position in many of these product lines.

RESEARCH AND DEVELOPMENT

Costs associated with Company-sponsored research, new product development and product improvement were $474 million, $464 million and $486 million in 2002, 2003 and 2004, respectively.

ENVIRONMENT

The Company’s manufacturing locations generate waste, the treatment, storage, transportation and disposal of which are subject to federal, state and/or local laws and regulations relating to the protection of the environment. Compliance with laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has not had a material effect upon Emerson’s capital expenditures, earnings or competitive position. It is not anticipated that Emerson will have material capital expenditures for environmental control facilities during the next fiscal year.

EMPLOYEES

Emerson and its subsidiaries had an average of approximately 107,800 employees during 2004. Management believes that the Company’s employee relations are favorable. Some of the Company’s employees are represented under collective bargaining agreements, but none of these agreements is considered significant.

DOMESTIC AND FOREIGN OPERATIONS

International sales were $5,751 million in 2002, $6,312 million in 2003 and $7,353 million in 2004, including U.S. exports of $946 million, $893 million and $939 million in 2002, 2003 and 2004, respectively. Although there are additional risks attendant to foreign operations, such as possible nationalization of facilities, currency fluctuations and restrictions on the movement of funds, Emerson’s financial position has not been materially affected thereby to date. See Note 15 of Notes to Consolidated Financial Statements of the 2004 Annual Report for further information with respect to foreign operations.

INTERNET ACCESS

Emerson’s Forms 10-K, 10-Q, 8-K and all amendments to those reports are available without charge through Emerson’s Web site on the Internet as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. They may be accessed as follows: www.gotoemerson.com, Investor Relations, SEC Filings.

RISK FACTORS

Investing in our securities involves risks. We may amend or supplement the risk factors described below from time to time by other reports we file with the SEC in the future.

We Operate In Businesses That Are Subject To Competitive Pressures That Could Affect Prices Or Demand For Our Products

Our businesses operate in markets that are highly competitive, and we compete on the basis of product performance, quality, service and/or price across the industries and markets served. A significant element of our competitive strategy is to deliver solutions to our customers by manufacturing high quality products at the lowest relevant global cost. Some of our competitors have greater sales, assets and financial resources than our Company. Competitive pressures could affect prices or customer demand for our products, impacting our profit margins and/or resulting in a loss of market share.

Our Operating Results Depend In Part On Continued Successful Research, Development And Marketing Of New And/Or Improved Products And Services, And There Can Be No Assurance That We Will Continue To Successfully Introduce New Products And Services

The success of new and improved products and services depends on their initial and continued acceptance by our customers. Our businesses are affected by varying degrees of technological change and corresponding shifts in customer demand, which result in unpredictable product transitions, shortened life cycles and increased importance of being first to market with new products and services. We may experience difficulties or delays in the research, development, production and/or marketing of new products and services which may negatively impact our operating results and prevent us from recouping or realizing a return on the investments required to bring new products and services to market.

We Engage In Acquisitions, And May Encounter Difficulties In Integrating These Businesses And Therefore We May Not Realize The Anticipated Benefits Of The Acquisitions

We are a company that, from time to time, seeks to grow through strategic acquisitions. In the past several years, we have made various acquisitions and entered into joint venture arrangements intended to complement or expand our business, and may continue to do so in the future. The success of these transactions will depend on our ability to integrate assets and personnel acquired in these transactions and to cooperate with our strategic partners. We may encounter difficulties in integrating acquisitions with our operations, and in managing strategic investments. Furthermore, we may not realize the degree, or timing, of benefits we anticipated when we first enter into a transaction. Any of the foregoing could adversely affect our business and results of operations.

Access To Funding Through The Capital Markets Is Essential To The Execution Of Our Business Plan And If We Are Unable To Maintain Such Access We Could Experience A Material Adverse Effect On Our Business And Financial Results

Our ability to invest in our businesses, make strategic acquisitions and refinance maturing debt obligations requires access to the capital markets and sufficient bank credit lines to support short-term borrowings. If we are unable to continue to access the capital markets, we could experience a material adverse effect on our business and financial results.

We Use A Variety Of Raw Materials And Components In Our Businesses, And Significant Shortages Or Price Increases Could Increase Our Operating Costs And Adversely Impact The Competitive Positions Of Our Products

Our major requirements for raw materials include steel, copper, cast iron, electronics, aluminum and brass and, to a lesser extent, plastics and other petroleum based chemicals. Emerson has multiple sources of supply for each of its major requirements and is not significantly dependent on any one or a few suppliers. Significant shortages or price increases could affect the prices our affected businesses charge, their operating costs and the competitive position of their products and services, which could adversely affect our results of operations.

Our Operations Depend On Production Facilities Throughout The World, A Majority Of Which Are Located Outside The United States And Subject To Increased Risks Of Disrupted Production Causing Delays In Shipments And Loss Of Customers And Revenue

We manage businesses with manufacturing facilities worldwide, a majority of which are located outside the United States. Serving a global customer base requires that we place more production in emerging markets to capitalize on market opportunities and maintain our best-cost position. Our international production facilities and operations could be disrupted by a natural disaster, labor strike, war, political unrest, terrorist activity or public health concerns, particularly in emerging countries that are not well-equipped to handle such occurrences. Our manufacturing facilities abroad also may be more susceptible to changes in laws and policies in host countries and economic and political upheaval than our domestic facilities. Any such disruption could cause delays in shipments of products and the loss of sales and customers, and insurance proceeds may not adequately compensate us.

Our Substantial Sales Abroad Subject Us To Economic Risk As Our Results Of Operations May Be Adversely Affected By Foreign Currency Fluctuations And Changes In Local Government Regulations And Policies

We sell, manufacture, engineer, and purchase products in overseas markets. A significant portion of our sales is outside the United States, and we expect sales from non - U.S. markets to continue to represent a significant portion of our total sales. International sales and operations are subject to changes in local government regulations and policies, including those related to tariffs and trade barriers, investments, taxation, exchange controls, and repatriation of earnings. Changes in the relative values of currencies occur from time to time and could affect our operating results. While we monitor our exchange rate exposures and attempt to reduce this exposure through hedging activities, this risk could adversely affect our operating results.

Downturns In The End Markets That We Serve May Negatively Impact Our Segment Revenues And Profitability

Our segment revenues, operating results and profitability have varied in the past and may vary significantly from quarter to quarter in the future. Profitability can be negatively impacted by volatility in the end markets that we serve. Future downturns in any of the markets that we serve could adversely affect our overall sales and operating results. For example, we experienced a significant decline in our Network Power segment operating results in 2001 and 2002 as a result of extremely difficult market conditions.

We Are Subject To Litigation And Environmental Regulations That Could Adversely Impact Our Operating Results

We are, and may in the future be, a party to a number of legal proceedings and claims, including those involving product liability and environmental matters, several of which claim significant damages. Given the inherent uncertainty of litigation, we can offer no assurance that existing litigation or a future adverse development will not have a material adverse impact. We also are subject to various laws and regulations relating to environmental protection and the discharge of materials into the environment, and we could incur substantial costs as a result of the noncompliance with or liability for cleanup or other costs or damages under environmental laws.

Item 2. Properties

At September 30, 2004, Emerson had approximately 245 manufacturing locations worldwide, of which approximately 145 were located outside the United States, primarily in Europe and to a lesser extent in Asia, Canada and Latin America. The approximate number of manufacturing locations by business segment are: Process Management, 45; Industrial Automation, 80; Network Power, 30; Climate Technologies, 40; and Appliance and Tools, 50. The majority of the locations are owned, with the remainder occupied under operating or capital leases. The Company considers its facilities suitable and adequate for the purposes for which they are used.

Item 3. Legal Proceedings

The information regarding legal proceedings set forth in Note 12 of Notes to Consolidated Financial Statements of the 2004 Annual Report is hereby incorporated by reference.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended September 30, 2004.

Executive Officers of the Registrant

The following sets forth certain information as of December 2004 with respect to Emerson’s executive officers. Fiscal Year column indicates the first year the executive served as an officer of the Company. These officers have been elected or appointed to terms which will expire February 1, 2005:

Name	Position	Age	Fiscal Year
D. N. Farr*	Chairman of the Board and Chief Executive Officer	49	1985
J. G. Berges	President	57	1989
W. J. Galvin	Senior Executive Vice President and Chief Financial Officer	58	1984
E. L. Monser	Chief Operating Officer	54	2002
C. A. Peters	Senior Executive Vice President	49	1990
R. J. Schlueter	Vice President and Chief Accounting Officer	50	1992
W. W. Withers	Executive Vice President, Secretary and General Counsel	64	1989

*Also chairman of the Executive Committee of the Board of Directors.

There are no family relationships among any of the executive officers and directors.

David N. Farr has been Chief Executive Officer since October 2000 and was also appointed Chairman of the Board in September 2004. Prior to his current position, Mr. Farr was Senior Executive Vice President and Chief Operating Officer. James G. Berges has been President since May 1999. Walter J. Galvin was appointed Senior Executive Vice President in October 2004 and has been Chief Financial Officer since 1993. Prior to his current position, Mr. Galvin was Executive Vice President from February 2000 to October 2004 and Senior Vice President from October 1993 to February 2000. Edward L. Monser was appointed Chief Operating Officer in November 2001. Prior to his current position, Mr. Monser was appointed President of the Company's Rosemount Inc. subsidiary in 1996.  Charles A. Peters has been Senior Executive Vice President since October 2000. Prior to his current position, Mr. Peters was Executive Vice President from February to October of 2000, and Senior Vice President from October 1998 to February 2000. Richard J. Schlueter has been Vice President Accounting since 1999 and was also appointed Chief Accounting Officer in February 2003. W. Wayne Withers was appointed Executive Vice President in October 2004. Prior to his current position, Mr. Withers was Senior Vice President from 1989 to October 2004, and he has been Secretary and General Counsel since November 1989.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information regarding the market for the Company’s common stock, quarterly market price ranges and dividend payments set forth in Note 17 of Notes to Consolidated Financial Statements of the 2004 Annual Report is hereby incorporated by reference. There were approximately 30,200 stockholders of record at September 30, 2004.

Repurchases of equity securities during the fourth quarter of 2004 are listed in the following table.

Period	(a) Total Number of Shares Purchased (000s)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (000s)	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (000s)
July 2004	--	n/a	--	38,384
August 2004	539	$61.29	539	37,845
September 2004	248	$61.76	248	37,597
Total	787	$61.44	787	37,597

The Company’s Board of Directors authorized the repurchase of up to 40 million shares under the November 2001 program. The maximum number of shares that may yet be purchased under this program is 37,597 thousand.

Item 6. Selected Financial Data

Years ended September 30
(Dollars in millions except per share amounts)

	2000	2001 (a)	2002 (b)	2003	2004
Net sales	$15,351	15,311	13,748	13,958	15,615
Earnings from continuing operations	$1,409	1,049	1,076	1,013	1,257

Earnings before cumulative effect of change in accounting principle	$1,422	1,032	1,060	1,089	1,257

Earnings from continuing operations per common share (basic)	$3.30	2.47	2.57	2.42	3.00

Earnings from continuing operations per common share (diluted)	$3.27	2.44	2.56	2.41	2.98

Earnings before cumulative effect of change in accounting principle per common share (diluted)	$3.30	2.40	2.52	2.59	2.98

Cash dividends per common share	$1.43	1.53	1.55	1.57	1.60
Long-term debt	$2,248	2,256	2,990	3,733	3,136
Total assets	$15,164	15,046	14,545	15,194	16,361

The operating results of Dura-Line are classified as discontinued operations for 2000-2003 in the table above. See Note 3 of Notes to Consolidated Financial Statements of the 2004 Annual Report for information regarding the Company’s acquisition and divestiture activities.

(a)  Fiscal 2001 includes a charge of $260 million ($0.61 per share) of which $248 million ($0.58 per share) was reported in continuing operations, primarily for the disposition of facilities and exiting of product lines.

(b)  Fiscal 2002 earnings and per share amounts are before a cumulative effect of a change in accounting principle of $938 million ($2.24 per basic share, or $2.23 per diluted share). See Note 6 of Notes to Consolidated Financial Statements of the 2004 Annual Report for additional information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information appearing under "Overview", “Results of Operations”, “Financial Position, Capital Resources and Liquidity” and “Critical Accounting Policies” and the “Safe Harbor Statement” in the 2004 Annual Report are hereby incorporated by reference.

Non-GAAP Financial Measures

To supplement Emerson’s financial information presented in accordance with generally accepted accounting principles (GAAP), management uses additional measures to clarify and enhance understanding of past performance and prospects for the future. These measures may exclude, for example, the impact of unique items (acquisitions, divestitures, one-time gains and losses) or items outside of management’s control (foreign currency exchange rates).

Underlying sales (which exclude the impact of acquisitions and divestitures during the periods presented, and fluctuations in foreign currency exchange rates) are provided to facilitate relevant period-to-period comparisons of sales growth excluding these unique items.

Operating profit (defined as net sales less cost of sales and selling, general and administrative expenses) and operating profit margin (defined as operating profit divided by net sales) are indicative of short-term operational performance and ongoing profitability. Management closely monitors operating profit and operating profit margin of each business to evaluate past performance and actions required to improve profitability.

Earnings per share excluding gains from divestitures provides additional insight into the underlying, ongoing operating performance of the Company which facilitates period-to-period comparisons excluding the earnings impact of one-time gains from strategic portfolio decisions.

Free cash flow (operating cash flow less capital expenditures) is an indicator of the Company’s cash generating capabilities after considering investments in capital assets necessary to maintain and enhance existing operations. Operating cash flow adds back non-cash depreciation expense to earnings and thereby does not reflect a charge for necessary capital expenditures.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Information appearing under “Financial Instruments” in the 2004 Annual Report is hereby incorporated by reference.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements of the Company and its subsidiaries and the report thereon of KPMG LLP in the 2004 Annual Report are hereby incorporated by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Emerson maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms. Based on an evaluation performed, the Company’s certifying officers have concluded that the disclosure controls and procedures were effective as of September 30, 2004, to provide reasonable assurance of the achievement of these objectives.

Notwithstanding the foregoing, there can be no assurance that the Company’s disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company’s reports.

There was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information regarding nominees and directors appearing under “Nominees and Continuing Directors” in the Emerson Electric Co. Notice of Annual Meeting of the Stockholders and Proxy Statement for the February 2005 annual stockholders’ meeting (the “2005 Proxy Statement”) is hereby incorporated by reference. Information regarding executive officers is set forth in Part I of this report. Information appearing under “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2005 Proxy Statement is hereby incorporated by reference. Information regarding the Audit Committee and Audit Committee Financial Expert appearing under “Board of Directors and Committees” in the 2005 Proxy Statement is hereby incorporated by reference.

Emerson has adopted a Code of Ethics that applies to the Company’s chief executive officer, chief financial officer, chief accounting officer and controller; has posted such Code of Ethics on its Internet Web site; and intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K by posting such information on its Internet Web site. Emerson has adopted a Code of Business Ethics for directors, officers and employees, which is available on its Internet Web site and is available in print to any shareholder who requests it. Emerson has also adopted Corporate Governance Principles and Practices, which are available on its Internet Web site and are available in print to any shareholder who requests them. The Company’s Internet Web site may be accessed as follows: www.gotoemerson.com, Investor Relations, Corporate Governance.

Item 11. Executive Compensation

Information appearing under “Director Compensation” and “Executive Compensation” in the 2005 Proxy Statement is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information regarding beneficial ownership of shares by nominees and continuing directors and by all directors and executive officers as a group appearing under “Nominees and Continuing Directors” in the 2005 Proxy Statement is hereby incorporated by reference. The information regarding equity compensation plans appearing under “Equity Compensation Plan Information” in the 2005 Proxy Statement is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions

Information appearing under “Certain Business Relationships and Transactions” in the 2005 Proxy Statement is hereby incorporated by reference.

Item 14. Principal Accounting Fees and Services

Information appearing under “Fees Paid to KPMG LLP” in the 2005 Proxy Statement is hereby incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

A) Documents filed as a part of this report:

1.	The consolidated financial statements of the Company and its subsidiaries and the report thereon of KPMG LLP in the 2004 Annual Report.

2.	Financial Statement Schedules

All schedules are omitted because they are not required, not applicable or the information is given in the financial statements or notes thereto contained in the 2004 Annual Report.

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

4(c)	Rights Agreement dated as of November 1, 1998, between Emerson Electric Co. and ChaseMellon Shareholder Services, L.L.C., incorporated by reference to Emerson Electric Co. Form 8-A, dated October 6, 1998, File No. 1-278, Exhibit 1.

10(a)*	1986 Stock Option Plan, as amended, incorporated by reference to Emerson Electric Co. 1992 Form 10-K, File No. 1-278, Exhibit 10(e), Form 10-Q for the quarter ended December 31, 1992, File No. 1-278, Exhibit 10(b), and Amendment No. 3 thereto, incorporated by reference to Emerson Electric Co. 2000 Form 10-K, Exhibit 10(b).

10(b)*	1991 Stock Option Plan, as amended, incorporated by reference to Emerson Electric Co. 1997 Form 10-K, File No. 1-278, Exhibit 10(e) and Amendment No. 1 thereto, incorporated by reference to Emerson Electric Co. 2000 Form 10-K, Exhibit 10(c).

10(c)*	Third Amendment to the Emerson Electric Co. 1993 Incentive Shares Plan, as restated, incorporated by reference to Emerson Electric Co. 1996 Form 10-K, File No. 1-278, Exhibit 10(g), and Fourth Amendment thereto, incorporated by reference to Emerson Electric Co. 2001 Form 10-K, Exhibit 10(d).

10(d)*	Emerson Electric Co. Continuing Compensation Plan for Non-Management Directors, incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended June 30, 2002, Exhibit 10(e).

10(e)*	Deferred Compensation Plan for Non-Employee Directors, as amended, incorporated by reference to Emerson Electric Co. 1994 Form 10-K, File No. 1-278, Exhibit 10(k).

10(f)*	First Amendment to the Emerson Electric Co. Supplemental Executive Retirement Plan, incorporated by reference to Emerson Electric Co. 1999 Form 10-K, Exhibit 10(h), and Form of Change of Control Election, incorporated by reference to Emerson Electric Co. Form 8-K dated October 1, 2004, Exhibit 10.9.

10(g)*	Fifth Amendment to the Supplemental Executive Savings Investment Plan, incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended March 31, 1999, Exhibit 10(j), and Form of Participation Agreement and Form of Annual Election, incorporated by reference to Emerson Electric Co. Form 8-K dated October 1, 2004, Exhibit 10.8.

10(h)*	Annual Incentive Plan incorporated by reference to Emerson Electric Co. 2000 Proxy Statement dated December 8, 1999, Appendix A, and Form of Deferral and Change of Control Election, incorporated by reference to Emerson Electric Co. Form 8-K dated October 1, 2004, Exhibit 10.7.

10(i)*	1997 Incentive Shares Plan, incorporated by reference to Emerson Electric Co. 1997 Proxy Statement dated December 6, 1996, File No. 1-278, Exhibit A, and First Amendment thereto, incorporated by reference to Emerson Electric Co. 2001 Form 10-K, Exhibit 10(j), Form of Performance Share Award Certificate and Form of Acceptance of Award and Change of Control Election, incorporated by reference to Emerson Electric Co. Form 8-K dated October 1, 2004, Exhibit 10.5, and Form of Restricted Shares Award Agreement, incorporated by reference to Emerson Electric Co. Form 8-K dated October 1, 2004, Exhibit 10.6.

10(j)*	1998 Stock Option Plan, incorporated by reference to Emerson Electric Co. 1998 Proxy Statement dated December 12, 1997, File No. 1-278, Appendix A, and Amendment No. 1 thereto, incorporated by reference to Emerson Electric Co. 2000 Form 10-K, Exhibit 10(l), Form of Notice of Grant of Stock Options and Option Agreement and Form of Incentive Stock Option Agreement, incorporated by reference to Emerson Electric Co. Form 8-K dated October 1, 2004, Exhibit 10.1, and Form of Notice of Grant of Stock Options and Option Agreement and Form of Nonqualified Stock Option Agreement, incorporated by reference to Emerson Electric Co. Form 8-K dated October 1, 2004, Exhibit 10.2.

10(k)*	2001 Stock Option Plan, incorporated by reference to Emerson Electric Co. 2002 Proxy Statement dated December 12, 2001, Appendix A, Form of Notice of Grant of Stock Options and Option Agreement and Form of Incentive Stock Option Agreement, incorporated by reference to Emerson Electric Co. Form 8-K dated October 1, 2004, Exhibit 10.3, and Form of Notice of Grant of Stock Options and Option Agreement and Form of Nonqualified Stock Option Agreement, incorporated by reference to Emerson Electric Co. Form 8-K dated October 1, 2004, Exhibit 10.4.

10(l)*	Emerson Electric Co. Form of Split Dollar Agreement Life Insurance Policy, incorporated by reference to Emerson Electric Co. 2002 Form 10-K, Exhibit 10(m).

12	Ratio of Earnings to Fixed Charges.
13	Portions of Emerson Electric Co. Annual Report to Stockholders for the year ended
September 30, 2004, incorporated by reference herein.
21	Subsidiaries of Emerson Electric Co.
23	Consent of Independent Registered Public Accounting Firm.
24	Power of Attorney.
31	Certifications pursuant to Exchange Act Rule 13a-14(a).
32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.
99(a)
Employment Agreement made as of October 1, 1975, as amended January 9, 1987, October 22, 1997, and December 11, 2000, between Emerson Electric Co. and C. F. Knight, incorporated by reference to Emerson Electric Co. 2000 Form 10-K, Exhibit 10(a); and Letter of Agreement, as of September 30, 2002, incorporated by reference to Emerson Electric Co. 2002 Form 10-K, Exhibit 10(a); and Letter of Agreement, as of September 22, 2003, incorporated by reference to Emerson Electric Co. 2003 Form 10-K, Exhibit 10(a); and Letter of Agreement, as of September 25, 2004, filed herewith.
* Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERSON ELECTRIC CO.

By /s/	Walter J. Galvin
Walter J. Galvin
Senior Executive Vice President
and Chief Financial Officer

Date: November 18, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on November 18, 2004, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title
/s/ D. N. Farr D. N. Farr	Chairman of the Board, Chief Executive Officer and Director

/s/ W. J. Galvin W. J. Galvin	Senior Executive Vice President, Chief Financial Officer and Director

/s/ R. J. Schlueter R. J. Schlueter	Vice President and Chief Accounting Officer

*	Director
J. G. Berges

*	Director
A. A. Busch III

*	Director
D. C. Farrell

*	Director
C. Fernandez G.

*	Director
A. F. Golden

*	Director
R. B. Horton

*	Director
G. A. Lodge

*	Director
V. R. Loucks, Jr.

*	Director
J. B. Menzer

*	Director
C. A. Peters

*	Director
J. W. Prueher

*	Director
R. L. Ridgway

*	Director
E. E. Whitacre, Jr.

* By /s/	W. J. Galvin
W. J. Galvin
Attorney-in-fact

INDEX TO EXHIBITS

Exhibits are listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K.

Exhibit No.	Exhibit
12	Ratio of Earnings to Fixed Charges
13	Portions of Annual Report to Stockholders for the year ended September 30, 2004, incorporated by reference herein

21	Subsidiaries of Emerson Electric Co.
23	Consent of Independent Registered Public Accounting Firm
24	Power of Attorney
31	Certifications pursuant to Exchange Act Rule 13a-14(a)
32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350
99(a)	Letter of Agreement, as of September 25, 2004

See Item 15(A) 3. for a list of exhibits incorporated by reference.