Form 10-Q
period 2004-12-31
EMERSON ELECTRIC CO
filed 2005-02-07
CIK 32604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-278

EMERSON ELECTRIC CO.

(Exact name of registrant as specified in its charter)

Missouri	43-0259330
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8000 W. Florissant Ave. P.O. Box 4100 St. Louis, Missouri	63136
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (314) 553-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Common stock outstanding at January 31, 2005: 419,323,600 shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

EMERSON ELECTRIC CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

THREE MONTHS ENDED DECEMBER 31, 2003 AND 2004

(Dollars in millions except per share amounts; unaudited)

	Three Months Ended December 31,
	2003	2004
Net Sales	$3,600	3,970

Costs and expenses:
Cost of sales	2,318	2,558
Selling, general and administrative expenses	790	872
Other deductions, net	78	52
Interest expense (net of interest income of $5 and $8, respectively)	57	54

Earnings before income taxes	357	434

Income taxes	113	137

Net earnings	$244	297

Basic earnings per common share	$0.58	0.71

Diluted earnings per common share	$0.58	0.70

Cash dividends per common share	$0.400	0.415

See accompanying notes to consolidated financial statements.

EMERSON ELECTRIC CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in millions except per share amounts; unaudited)

	September 30, 2004	December 31, 2004
ASSETS
Current assets
Cash and equivalents	$1,346	1,485
Receivables, less allowances of $78 and $80, respectively	2,932	3,027
Inventories	1,705	1,861
Other current assets	433	468

Total current assets	6,416	6,841

Property, plant and equipment, net	2,937	2,955

Other assets
Goodwill	5,259	5,379
Other	1,749	1,781

Total other assets	7,008	7,160

	$16,361	16,956

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term borrowings and current maturities of long-term debt	$902	1,280
Accounts payable	1,629	1,520
Accrued expenses	1,695	1,748
Income taxes	113	201

Total current liabilities	4,339	4,749

Long-term debt	3,136	2,886

Other liabilities	1,648	1,666

Stockholders’ equity
Preferred stock of $2.50 par value per share. Authorized 5,400,000 shares; issued – none	—	—
Common stock of $.50 par value per share. Authorized 1,200,000,000 shares; issued 476,677,006 shares; outstanding 419,428,547 shares and 419,585,161 shares, respectively	238	238
Additional paid in capital	87	92
Retained earnings	9,471	9,593
Accumulated other comprehensive income	(88)	205
Cost of common stock in treasury, 57,248,459 shares and 57,091,845 shares, respectively	(2,470)	(2,473)

Total stockholders’ equity	7,238	7,655

	$16,361	16,956

See accompanying notes to consolidated financial statements.

EMERSON ELECTRIC CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED DECEMBER 31, 2003 AND 2004

(Dollars in millions; unaudited)

	Three Months Ended December 31,
	2003	2004
Operating activities
Net earnings	$244	297
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	131	137
Changes in operating working capital	(127)	(203)
Other	36	30

Net cash provided by operating activities	284	261

Investing activities
Capital expenditures	(67)	(92)
Purchases of businesses, net of cash and equivalents acquired	—	(28)
Other	1	(10)

Net cash used in investing activities	(66)	(130)

Financing activities
Net increase in short-term borrowings	226	139
Proceeds from long-term debt	3	2
Principal payments on long-term debt	(5)	(15)
Dividends paid	(169)	(175)
Treasury stock, net	11	(10)

Net cash provided by (used in) financing activities	66	(59)

Effect of exchange rate changes on cash and equivalents	29	67

Increase in cash and equivalents	313	139

Beginning cash and equivalents	696	1,346

Ending cash and equivalents	$1,009	1,485

Changes in operating working capital
Receivables	$21	7
Inventories	(58)	(82)
Other current assets	5	9
Accounts payable	(107)	(158)
Accrued expenses	(59)	(63)
Income taxes	71	84

	$(127)	(203)

See accompanying notes to consolidated financial statements.

EMERSON ELECTRIC CO. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation of the results for the interim periods presented. These adjustments consist of normal recurring accruals. The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required by generally accepted accounting principles. For further information refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2004.

2.	Reconciliations of weighted average common shares for basic earnings per common share and diluted earnings per common share follow (shares in millions):

	Three Months Ended December 31,
	2003	2004
Basic	419.6	418.1
Dilutive shares	2.6	3.8

Diluted	422.2	421.9

3.	Comprehensive income is summarized as follows (dollars in millions):

	Three Months Ended December 31,
	2003	2004
Net earnings	$244	297
Foreign currency translation adjustments and other	175	293

	$419	590

EMERSON ELECTRIC CO. AND SUBSIDIARIES

4.	Other Financial Information

(Dollars in millions; unaudited)

	September 30, 2004	December 31, 2004
Inventories
Finished products	$693	746
Raw materials and work in process	1,012	1,115

	$1,705	1,861

Property, plant and equipment, net
Property, plant and equipment, at cost	$7,119	7,324
Less accumulated depreciation	4,182	4,369

	$2,937	2,955

Goodwill
Process Management	$1,638	1,666
Industrial Automation	880	907
Network Power	1,770	1,819
Climate Technologies	380	382
Appliance and Tools	591	605

	$5,259	5,379

Changes in the goodwill balances since September 30, 2004, are primarily due to the translation of non-U.S. currencies to the U.S. dollar.

Other assets, other
Pension plans	$883	875
Equity and other investments	223	267
Intellectual property and customer relationships	205	203
Capitalized software	148	150
Leveraged leases	124	121
Other	166	165

	$1,749	1,781

Product warranty liability	$180	176

Other liabilities
Deferred income taxes	$528	550
Postretirement plans, excluding current portion	306	310
Retirement plans	285	303
Minority interest	126	132
Other	403	371

	$1,648	1,666

EMERSON ELECTRIC CO. AND SUBSIDIARIES

5.	Net periodic pension expense for the three months ended December 31, 2003 and 2004, is summarized as follows (dollars in millions):

	Three Months Ended December 31,
	2003	2004
Service cost	$17	17
Interest cost	41	44
Expected return on plan assets	(54)	(59)
Net amortization	20	20

	$24	22

Net postretirement plan expense for the three months ended December 31, 2003 and 2004, is summarized as follows (dollars in millions):

	Three Months Ended December 31,
	2003	2004
Service cost	$2	1
Interest cost	6	6
Net amortization	4	6

	$12	13

EMERSON ELECTRIC CO. AND SUBSIDIARIES

6.	Effective October 1, 2002, Emerson adopted the fair value method provisions of FAS 123. Options granted after September 30, 2002, are expensed based on their fair value at date of grant over the vesting period, generally three years. Previously, the Company accounted for options pursuant to APB 25 and no expense was recognized. The following table illustrates the effect on net earnings and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period (dollars in millions, except per-share amounts).

	Three Months Ended December 31,
	2003	2004
Net earnings, as reported	$244	297
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	12	17
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	13	19

Pro forma net earnings	$243	295

Earnings per share:
Basic - as reported	$0.58	0.71
Basic - pro forma	$0.58	0.71

Diluted - as reported	$0.58	0.70
Diluted - pro forma	$0.58	0.70

7.	Other deductions, net are summarized as follows (dollars in millions):

	Three Months Ended December 31,
	2003	2004
Other deductions, net
Rationalization of operations	$33	29
Amortization of intangibles	6	6
Other	39	17

	$78	52

For the three months ended December 31, 2004, Other included a pretax gain of $13 million related to the sale of a manufacturing facility which was exited in 2004. Also in the first quarter of 2005, the Company recorded a $13 million gain for a payment received under the U.S. Continued Dumping and Subsidy Offset Act.

EMERSON ELECTRIC CO. AND SUBSIDIARIES

8.	The change in the liability for rationalization of operations during the three months ended December 31, 2004, follows (dollars in millions):

	September 30, 2004	Expense	Paid / Utilized	December 31, 2004
Severance and benefits	$23	14	12	25
Lease/contract terminations	18	4	2	20
Vacant facility and other shutdown costs	3	2	2	3
Start-up and moving costs	2	9	8	3

	$46	29	24	51

Rationalization of operations by business segment is summarized as follows (dollars in millions):

	Three Months Ended December 31,
	2003	2004
Process Management	$8	5
Industrial Automation	4	4
Network Power	12	12
Climate Technologies	7	2
Appliance and Tools	6	6
Corporate	(4)	—

	$33	29

During the first three months of fiscal 2005, rationalization of operations primarily related to the exit of over 5 production, distribution or office facilities including the elimination of approximately 500 positions, as well as costs related to facilities exited in previous periods. Noteworthy rationalization actions during the first quarter of 2005 are as follows. Process Management segment includes severance and plant closure costs related to a valve plant due to consolidating operations within North America in response to weak market demand, as well as several other cost reduction actions. Network Power segment includes severance and lease termination costs related to certain power systems operations in Western Europe shifting to China and Eastern Europe in order to leverage product platforms and lower production and engineering costs to remain competitive on a global basis. This segment also includes severance and start-up and moving costs related to the consolidation of North American power systems operations into the Marconi operations acquired in 2004. Appliance and Tools segment includes severance, plant closure costs and start-up and moving costs related to consolidating various industrial and hermetic motor manufacturing facilities for operational efficiency. Severance costs in this segment also relate to shifting certain appliance control operations from the United States to Mexico and China in order to consolidate facilities and improve profitability.

Including the $29 million of rationalization costs incurred during the three months ended December 31, 2004, the Company expects rationalization expense for the entire fiscal year to total approximately $125 million to $130 million, including the costs to complete actions initiated before the end of the quarter and actions anticipated to be approved and initiated during the remainder of the year.

Rationalization actions implemented during the first quarter of 2004 include the following. Process Management segment includes severance and plant closure costs related to a valve plant due to consolidating operations within North America in response to weak market demand, severance costs related to the consolidation of European measurement operations in order to obtain operational synergies, and several other reduction and consolidation actions. Network Power segment includes severance and lease termination costs related to certain power systems operations in Western Europe shifting to China and Eastern Europe in order to leverage product platforms and lower production and

EMERSON ELECTRIC CO. AND SUBSIDIARIES

engineering costs to remain competitive on a global basis. Climate Technologies segment includes severance costs related to workforce reductions in the European temperature sensors and controls operations due to weakness in market demand. Appliance and Tools segment includes severance and start-up and moving costs related to shifting certain industrial motor manufacturing primarily from the United States to Mexico and China in order to consolidate facilities and improve profitability.

9.	Business Segment Information

Summarized information about the Company’s operations by business segment for the three months ended December 31, 2003 and 2004, follows (dollars in millions):

	Sales		Earnings
Three months ended December 31,	2003	2004	2003	2004
Process Management	$849	962	90	130
Industrial Automation	695	796	86	120
Network Power	657	773	70	67
Climate Technologies	596	604	80	86
Appliance and Tools	901	938	127	119

	3,698	4,073	453	522
Differences in accounting methods			29	33
Corporate and other			(68)	(67)
Eliminations/Interest	(98)	(103)	(57)	(54)

Net sales/Earnings before income taxes	$3,600	3,970	357	434

Intersegment sales of the Appliance and Tools segment for the three months ended December 31, 2003 and 2004, respectively, were $82 million and $87 million.

10.	The American Jobs Creation Act of 2004 (the Act) was signed into law on October 22, 2004. The Act repeals an export tax benefit, provides for a 9 percent deduction on U.S. manufacturing income, and allows the repatriation of foreign earnings at a reduced rate for one year, subject to certain limitations. Based on fiscal year 2004 and when fully phased-in, management estimates that the repeal of the export tax benefit will increase income tax expense approximately $25 million per year, but expects a significant portion of this cost to be offset by the deduction on manufacturing income.

The Company is also considering the implications of the Act on repatriation of foreign earnings, which reduces the Federal income tax rate on dividends from non-U.S. subsidiaries for a one-year period. As of December 31, 2004, management had not decided whether, and to what extent, the Company might repatriate foreign earnings under the Act, and, accordingly, the financial statements do not reflect any provision for tax on undistributed foreign earnings which may be repatriated subject to the provisions of the Act. Based on the disclosure in Emerson’s 2002 Annual Report, the Company may be able to repatriate up to approximately $1.5 billion of undistributed earnings of non-U.S. subsidiaries under the Act in either 2005 or 2006. The related income tax effect from such repatriation is dependent upon a number of factors that are also being analyzed, including the issuance of additional guidance from the U.S. Treasury Department. The Company expects to complete this analysis before the end of this fiscal year. Accordingly, the Company’s current estimate of the tax effect if these foreign earnings are repatriated would be a tax liability based on the 5.25 percent effective rate in the Act, plus withholding taxes and less foreign tax credits applicable to certain foreign tax jurisdictions.

EMERSON ELECTRIC CO. AND SUBSIDIARIES

Items 2 and 3. Management’s Discussion and Analysis of Results of Operations and Financial Condition.

OVERVIEW

The first quarter of fiscal 2005 was strong, with sales for all of the business segments increasing over the prior year. The Industrial Automation, Network Power and Appliance and Tools businesses drove U.S. gains as domestic manufacturing expanded in the first quarter. International sales growth was driven by the Process Management and Industrial Automation businesses. Strong growth in Asia and Latin America, a modest gain in the United States, favorable exchange rates and 2004 acquisitions contributed to the first quarter results. Profit margins remained strong primarily due to leverage on higher sales volume and benefits from previous rationalization actions, which were offset by higher material costs and lower margin on sales from the acquired Marconi operations. Emerson’s financial position remains strong and the Company continues to generate substantial cash flow.

THREE MONTHS ENDED DECEMBER 31, 2004, COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 2003

RESULTS OF OPERATIONS

Three months ended December 31,	2003	2004	Change
(dollars in millions, except per share amounts)
Sales	$3,600	3,970	10%
Gross Profit	$1,282	1,412	10%
Percent of sales	35.6%	35.6%
SG&A	$790	872
Percent of sales	21.9%	22.0%
Other deductions, net	$78	52
Interest expense, net	$57	54
Pretax earnings	$357	434	22%
Net earnings	$244	297	22%

EPS	$0.58	0.70	21%

Net sales for the quarter ended December 31, 2004, were $3,970 million, an increase of $370 million, or 10 percent, over net sales of $3,600 million for the quarter ended December 31, 2003, with both U.S. and international sales contributing to this growth. The consolidated results reflect increases in all five business segments, with a 5 percent ($181 million) increase in underlying sales (which exclude acquisitions and the impact of translation of non-U.S. currencies to the U.S. dollar), a 3 percent ($97 million) favorable impact from the strengthening Euro and other currencies and a 2 percent ($92 million) positive impact from acquisitions. The underlying sales increase of 5 percent for the first quarter was driven by a 3 percent increase in the United States and a total international sales increase of 7 percent, which primarily reflects growth of 15 percent in Asia, 14 percent in Latin America and 1 percent in Europe. The Company estimates that the underlying growth primarily reflects an approximate 4 percent gain from volume and an approximate 1 percent impact from market penetration gains.

Cost of sales for the first quarter of fiscal 2005 and 2004 were $2,558 million and $2,318 million, respectively. Cost of sales as a percent of net sales was 64.4 percent in the first quarter of 2005 and 2004, resulting in a gross profit margin of 35.6 percent for both three-month periods. Selling, general and administrative expenses for the first quarter of 2005 were $872 million, or 22.0 percent of sales, compared with $790 million, or 21.9 percent of sales, for the first quarter of 2004. The increased volume and leverage on higher sales, as well as benefits realized from productivity improvements and cost reduction efforts were offset by negative impacts from higher costs for raw materials (particularly steel and copper) and for wages and benefits, as well as margin dilution from the Marconi acquisition.

EMERSON ELECTRIC CO. AND SUBSIDIARIES

Other deductions, net were $52 million for the first quarter of 2005, a $26 million decrease from the $78 million for the same period in the prior year. The first quarter of 2005 includes an approximate $13 million gain from the sale of a manufacturing facility. Also included in the first quarter is an approximate $13 million gain for a payment received under the U.S. Continued Dumping and Subsidy Offset Act (Byrd Amendment), compared with a $2 million payment received in the prior year first quarter. Payments under the Byrd Amendment are expected for at least another year. For the three months ended December 31, 2004, ongoing costs for the rationalization of operations were $29 million, compared to $33 million in the prior year. See notes 7 and 8 for further details regarding other deductions, net and rationalization costs.

Earnings before income taxes for the first quarter of 2005 increased $77 million, or 22 percent, to $434 million, compared to $357 million for the first quarter of 2004. These earnings results reflect increases in the Process Management, Industrial Automation and Climate Technologies business segments. The higher earnings also reflect increased volume and leverage from the higher sales as well as savings from cost reduction efforts, partially offset by higher raw material and wage costs during the quarter. The increase also reflects the gains discussed above.

Net earnings were $297 million and earnings per share were $0.70 for the three months ended December 31, 2004, increases of 22 percent and 21 percent compared to net earnings and earnings per share of $244 million and $0.58, respectively, for the three months ended December 31, 2003.

BUSINESS SEGMENTS

Process Management

Three months ended December 31,	2003	2004	Change
(dollars in millions)
Sales	$849	962	13%
Earnings	$90	130	45%
Margin	10.5%	13.5%

In the first quarter of fiscal 2005, Process Management segment sales increased 13 percent to $962 million and earnings increased 45 percent as this segment continues to grow internationally. All of the businesses reported sales increases, with sales and earnings particularly strong for the valves and measurement businesses reflecting growth in oil and gas projects, and expansion in China. Underlying sales increased 8 percent, excluding a 1 percent contribution from the Metran acquisition and a 4 percent ($29 million) positive impact from currency translation. The underlying sales gain reflects 29 percent growth in Asia, a 3 percent gain in the United States, 16 percent growth in Canada as well as 17 percent growth in the Middle East compared with the prior year. First quarter earnings before interest and income taxes increased 45 percent to $130 million from $90 million in the prior year. Leverage from higher sales contributed approximately 2 points to the margin improvement. The earnings improvement also reflects savings from prior cost reduction efforts, partially offset by higher wages.

Industrial Automation

Three months ended December 31,	2003	2004	Change
(dollars in millions)
Sales	$695	796	14%
Earnings	$86	120	39%
Margin	12.4%	15.0%

EMERSON ELECTRIC CO. AND SUBSIDIARIES

Sales in the Industrial Automation segment increased 14 percent to $796 million for the three months ended December 31, 2004, with sales increases in all of the businesses and geographic regions. The 10 percent increase in underlying sales, excluding a 4 percent ($30 million) positive impact from currency translation, reflects a 12 percent increase in U.S. sales and 8 percent international sales growth, with 6 percent growth in Europe and 15 percent growth in Asia. The underlying sales growth also reflects an approximately 1 percent positive impact from higher sales prices. The underlying sales increase was due to growth in all of the businesses, with particular strength in the power generating alternator and the power transmission businesses, reflecting increased global industrial demand. Earnings increased 39 percent over the prior year quarter to $120 million, reflecting increased volume and leverage from higher sales, benefits from prior cost reduction efforts and higher sales prices, as well as the approximate $13 million payment received from dumping duties related to the Byrd Amendment by the power transmission business in the current quarter, compared with a $2 million payment received in the prior year first quarter. These benefits to earnings were partially offset by higher material costs and wages.

Network Power

Three months ended December 31,	2003	2004	Change
(dollars in millions)
Sales	$657	773	18%
Earnings	$70	67	(4%)
Margin	10.6%	8.7%

Network Power segment sales increased 18 percent to $773 million for the first quarter of 2005 compared to the prior year reflecting acquisitions and continued demand for power systems and precision cooling products, global services and OEM embedded power modules. The Marconi acquisition added 12 percent ($80 million) to the increase, currency had a 2 percent favorable impact, and underlying sales grew 4 percent. The underlying sales increase includes higher volume and penetration gains, partially offset by an estimated 2 percent impact from lower sales prices. Geographically, underlying sales reflects an 11 percent increase in Asia (primarily China), and a 5 percent increase in the United States, partially offset by a 5 percent decrease in Europe. Earnings of $67 million declined $3 million (4 percent) from the prior year. Higher sales at lower margin from the Marconi acquisition and related integration costs negatively impacted the results. In addition, leverage on higher underlying sales and benefits from prior period cost reductions nearly offset negative product mix in embedded power and price/cost pressures across the business.

Climate Technologies

Three months ended December 31,	2003	2004	Change
(dollars in millions)
Sales	$596	604	1%
Earnings	$80	86	8%
Margin	13.5%	14.3%

Sales of the Climate Technologies segment increased 1 percent to $604 million for the quarter ending December 31, 2004. Excluding a 1 percent positive impact from currency translation, underlying sales were flat against tough prior-year comparisons as market share gains were offset by volume decreases due to inventory reductions by customers in the U.S. residential air conditioning market. The underlying sales reflect a 3 percent decline in the United States, partially offset by a 3 percent increase in international sales, reflecting 5 percent growth in Asia and a 42 percent increase in Latin America, while Europe declined 7 percent compared with the prior year. Earnings from Climate Technologies operations increased 8 percent during the quarter to $86 million due to benefits from prior cost reduction efforts and $5 million in lower rationalization costs compared to the prior year, partially offset by higher material and wage costs.

EMERSON ELECTRIC CO. AND SUBSIDIARIES

Appliance and Tools

Three months ended December 31,	2003	2004	Change
(dollars in millions)
Sales	$901	938	4%
Earnings	$127	119	(6%)
Margin	14.1%	12.7%

Appliance and Tools segment sales increased 4 percent to $938 million in the first quarter of 2005. This increase reflects an almost 3 percent growth in underlying sales and a nearly 2 percent favorable impact from currency translation. The underlying sales increase reflects an estimated 1 percent growth from volume and an approximately 2 percent positive impact from higher sales prices. The first quarter results were mixed across the businesses, with most experiencing solid growth. Increases in the consumer storage and disposer businesses resulted from strength in new and existing home markets, as evidenced by the strong growth in U.S. residential investment and higher demand at major retailers. Underlying sales in the United States and total international sales each grew nearly 3 percent during the quarter. Earnings of the Appliance and Tools segment decreased 6 percent to $119 million from the prior year first quarter due to a $9 million negative impact from a quality issue with an appliance component, and higher raw material costs (particularly steel and copper in the motors business), more than offsetting higher sales volume and price, as well as benefits from prior cost reduction efforts which included shifting production to lower cost regions.

FINANCIAL CONDITION

A comparison of key elements of the Company’s financial condition at the end of the first quarter as compared to the end of the prior fiscal year follows:

	September 30, 2004	December 31, 2004
Working capital (in millions)	$2,077	2,092
Current ratio	1.5 to 1	1.4 to 1
Total debt to total capital	35.8%	35.2%
Net debt to net capital	27.0%	25.8%

The ratio of total debt to total capital has been reduced to 35.2 percent, or 4.2 percentage points below the 39.4 percent ratio for the prior year first quarter. The Company’s long-term debt is rated A2 by Moody’s Investors Service and A by Standard and Poor’s. The Company’s interest coverage ratio (earnings before income taxes and interest expense, divided by interest expense) was 7.9 times for the three months ended December 31, 2004, compared to 6.8 times for the same period in the prior year primarily due to higher earnings.

Cash and equivalents increased by $139 million during the three months ended December 31, 2004. Cash flow provided by operating activities of $261 million was down $23 million, or 8 percent, compared to $284 million in the prior year, reflecting additional working capital necessary to support the higher levels of sales. Operating cash flow of $261 million and the increase in net borrowings of $126 million were used primarily to pay dividends of $175 million, fund capital expenditures of $92 million (including unitary air conditioning scroll compressor capacity expansion in the United States and Asia) and fund purchases of businesses of $28 million. For the three months ended December 31, 2004, free cash flow of $169 million (operating cash flow of $261 million less capital expenditures of $92 million) was down 22 percent from free cash flow of $217 million (operating cash flow of $284 million less capital expenditures of $67 million) for the same period in the prior year, primarily due to increases in working capital and capital expenditures, partially offset by higher net earnings.

The Company is in a strong financial position, with total assets of $17 billion and stockholders’ equity of $8 billion, and has the resources available for reinvestment in existing businesses, strategic acquisitions and managing the capital structure on a short- and long-term basis.

EMERSON ELECTRIC CO. AND SUBSIDIARIES

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.” FAS 123(R) requires recognizing compensation costs related to share-based payment transactions, including previously issued unvested awards outstanding upon adoption of the statement, primarily based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are remeasured based on their fair value each reporting period until settled. Effective October 1, 2002, Emerson previously adopted the fair value method provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” and began expensing options granted, modified or settled after September 30, 2002, based on their fair value at date of grant over the vesting period, generally three years. The Company is in the process of reviewing the provisions of FAS 123(R), which is effective July 1, 2005, to evaluate its impact on the financial statements.

The American Jobs Creation Act of 2004 (the Act), which was signed into law on October 22, 2004, allows a special one-time dividends received deduction on the repatriation of certain foreign earnings. The FASB issued Staff Position No. FAS 109-2 in December 2004 which requires recording related taxes if, and when, an entity decides to repatriate foreign earnings subject to the Act. The Company is evaluating the provisions of the Act and has not decided what, if any, distributions may be made; as such, no provision has been made for taxes on undistributed foreign earnings which may be repatriated under the Act. See Note 10 of the Notes to Consolidated Financial Statements for further discussion of the potential impact of the Act on the financial statements.

OUTLOOK

The pace of customer orders and overall business activity remain favorable. Based on the performance this quarter in conjunction with continued strong order rates, earnings per share for fiscal 2005 is expected to increase in the range of 10 percent to 15 percent over the $2.98 earned in fiscal 2004. Earnings for fiscal 2005 are expected to be driven by an 8 percent to 11 percent increase in reported sales and by an overall improvement in operating margins. Rationalization of operations expense is estimated to be approximately $125 million to $130 million for fiscal 2005. Operating cash flow is estimated to be $2.1 billion and capital expenditures are estimated to be approximately 3 percent of sales for 2005.

Statements in this report that are not strictly historical may be “forward-looking” statements, which involve risks and uncertainties. These include economic and currency conditions, market demand, pricing, and competitive and technological factors, among others which are set forth in the “Risk Factors” of Part I, Item 1, and the “Safe Harbor Statement” of Exhibit 13, to the Company’s Annual Report on Form 10-K for the year ended September 30, 2004, which are hereby incorporated by reference.

Item 4. Controls and Procedures

Emerson maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms. Based on an evaluation performed, the Company’s certifying officers have concluded that the disclosure controls and procedures were effective as of December 31, 2004, to provide reasonable assurance of the achievement of these objectives.

Notwithstanding the foregoing, there can be no assurance that the Company’s disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to disclose material information otherwise required to be set forth in the Company’s reports.

There was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

EMERSON ELECTRIC CO. AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased (000s)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (000s)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (000s)
October 2004	—	n/a	—	37,597
November 2004	—	n/a	—	37,597
December 2004	310	$69.75	310	37,287
Total	310	$69.75	310	37,287

The Company’s Board of Directors authorized the repurchase of up to 40 million shares under the November 2001 program. The maximum number of shares that may yet be purchased under this program is 37,287 thousand.

Item 6. Exhibits.

(a) Exhibits (Listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

10.1	Compensation of Named Executive Officers.

12	Ratio of Earnings to Fixed Charges.

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMERSON ELECTRIC CO.

Date:	February 7, 2005	By	/s/ Walter J. Galvin

Walter J. Galvin
Senior Executive Vice President and Chief Financial Officer

(on behalf of the registrant and as Chief Financial Officer)