Form 10-Q
period 2005-03-31
EMERSON ELECTRIC CO
filed 2005-05-05
CIK 32604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Common stock outstanding at March 31, 2005: 416,698,354 shares.

FORM 10-Q

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2004 AND 2005
(Dollars in millions except per share amounts; unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2005	2004	2005
Net Sales	$3,859	4,227	7,459	8,197

Costs and expenses:
Cost of sales	2,503	2,725	4,821	5,283
Selling, general and administrative expenses	807	893	1,597	1,765
Other deductions, net	30	59	108	111
Interest expense (net of interest income of $7, $9, $12 and $17, respectively)	53	52	110	106

Earnings before income taxes	466	498	823	932

Income taxes	148	150	261	287

Net earnings	$318	348	562	645

Basic earnings per common share	$0.76	0.84	1.34	1.55

Diluted earnings per common share	$0.75	0.83	1.33	1.53

Cash dividends per common share	$0.400	0.415	0.800	0.830

See accompanying notes to consolidated financial statements.

FORM 10-Q

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions except per share amounts; unaudited)

	September 30,	March 31,
	2004	2005
ASSETS
Current assets
Cash and equivalents	$1,346	1,606
Receivables, less allowances of $78 and $80, respectively	2,932	3,155
Inventories	1,705	1,907
Other current assets	433	478

Total current assets	6,416	7,146

Property, plant and equipment, net	2,937	2,976

Other assets
Goodwill	5,259	5,406
Other	1,749	1,735

Total other assets	7,008	7,141

	$16,361	17,263

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term borrowings and current maturities of long-term debt	$902	1,569
Accounts payable	1,629	1,653
Accrued expenses	1,695	1,736
Income taxes	113	149

Total current liabilities	4,339	5,107

Long-term debt	3,136	2,881

Other liabilities	1,648	1,664

Stockholders’ equity
Preferred stock of $2.50 par value per share. Authorized 5,400,000 shares; issued — none	—	—
Common stock of $.50 par value per share. Authorized 1,200,000,000 shares; issued 476,677,006 shares; outstanding 419,428,547 shares and 416,698,354 shares, respectively	238	238
Additional paid in capital	87	105
Retained earnings	9,471	9,767
Accumulated other comprehensive income	(88)	175
Cost of common stock in treasury, 57,248,459 shares and 59,978,652 shares, respectively	(2,470)	(2,674)

Total stockholders’ equity	7,238	7,611

	$16,361	17,263

See accompanying notes to consolidated financial statements.

FORM 10-Q

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2004 AND 2005
(Dollars in millions; unaudited)

	Six Months Ended
	March 31,
	2004	2005
Operating activities
Net earnings	$562	645
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	270	276
Changes in operating working capital	(130)	(284)
Other	33	65

Net cash provided by operating activities	735	702

Investing activities
Capital expenditures	(147)	(232)
Purchases of businesses, net of cash and equivalents acquired	—	(97)
Other	33	(29)

Net cash used in investing activities	(114)	(358)

Financing activities
Net increase in short-term borrowings	105	414
Proceeds from long-term debt	28	1
Principal payments on long-term debt	(7)	(17)
Dividends paid	(337)	(349)
Net issuances (purchases) of treasury stock	21	(199)

Net cash used in financing activities	(190)	(150)

Effect of exchange rate changes on cash and equivalents	38	66

Increase in cash and equivalents	469	260

Beginning cash and equivalents	696	1,346

Ending cash and equivalents	$1,165	1,606

Changes in operating working capital
Receivables	$(136)	(97)
Inventories	(33)	(111)
Other current assets	(3)	(3)
Accounts payable	(38)	(44)
Accrued expenses	30	(67)
Income taxes	50	38

	$(130)	(284)

See accompanying notes to consolidated financial statements.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Notes to Consolidated Financial Statements

1.	The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation of the results for the interim periods presented. These adjustments consist of normal recurring accruals. The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required by generally accepted accounting principles. For further information refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2004.

2.	Reconciliations of weighted average common shares for basic earnings per common share and diluted earnings per common share follow (shares in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2005	2004	2005
Basic	420.0	417.0	419.8	417.6
Dilutive shares	3.0	3.9	2.8	3.8

Diluted	423.0	420.9	422.6	421.4

3.	Comprehensive income is summarized as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2005	2004	2005
Net earnings	$318	348	562	645
Foreign currency translation adjustments and other	112	(30)	287	263

	$430	318	849	908

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

4.	Other Financial Information (Dollars in millions; unaudited)

	September 30,	March 31,
	2004	2005
Inventories
Finished products	$693	772
Raw materials and work in process	1,012	1,135

	$1,705	1,907

Property, plant and equipment, net
Property, plant and equipment, at cost	$7,119	7,404
Less accumulated depreciation	4,182	4,428

	$2,937	2,976

Goodwill
Process Management	$1,638	1,663
Industrial Automation	880	908
Network Power	1,770	1,812
Climate Technologies	380	381
Appliance and Tools	591	642

	$5,259	5,406

Changes in the goodwill balances since September 30, 2004, are primarily due to the translation of non-U.S. currencies to the U.S. dollar.

Other assets, other
Pension plans	$883	862
Equity and other investments	223	241
Intellectual property and customer relationships	205	199
Capitalized software	148	152
Leveraged leases	124	121
Other	166	160

	$1,749	1,735

Product warranty liability	$180	174

Other liabilities
Deferred income taxes	$528	534
Postretirement plans, excluding current portion	306	312
Retirement plans	285	302
Minority interest	126	138
Other	403	378

	$1,648	1,664

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

5.	Net periodic pension expense is summarized as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2005	2004	2005
Service cost	$17	16	34	33
Interest cost	41	44	82	88
Expected return on plan assets	(54)	(59)	(108)	(118)
Net amortization	20	20	40	40

	$24	21	48	43

Net postretirement plan expense is summarized as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2005	2004	2005
Service cost	$2	2	4	3
Interest cost	6	6	12	12
Net amortization	4	5	8	11

	$12	13	24	26

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

6.	Effective October 1, 2002, Emerson adopted the fair value method provisions of FAS 123. Options granted after September 30, 2002, are expensed based on their fair value at date of grant over the vesting period, generally three years. Previously, the Company accounted for options pursuant to APB 25 and no expense was recognized. The following table illustrates the effect on net earnings and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period (dollars in millions, except per-share amounts).

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2005	2004	2005
Net earnings, as reported	$318	348	562	645

Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	3	14	15	31

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	5	14	18	33

Pro forma net earnings	$316	348	559	643

Earnings per share:
Basic — as reported	$0.76	0.84	1.34	1.55
Basic — pro forma	$0.75	0.84	1.33	1.55

Diluted — as reported	$0.75	0.83	1.33	1.53
Diluted — pro forma	$0.74	0.83	1.32	1.53

7.	Other deductions, net are summarized as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2005	2004	2005
Other deductions, net
Rationalization of operations	$28	28	61	57
Amortization of intangibles	4	7	10	13
Other	25	24	64	41
Gains from divestitures	(27)	—	(27)	—

	$30	59	108	111

For the six months ended March 31, 2005, Other included a pretax gain of $13 million related to the sale of a manufacturing facility which was exited in 2004. Also in the first six months of 2005, the Company recorded a $13 million gain for a payment received under the U.S. Continued Dumping and Subsidy Offset Act. In January 2004, the Company sold 2 million shares of MKS Instruments, Inc., a publicly-traded company, and continues to hold 10 million shares; the Company also sold its investment in the Louisville Ladder joint venture. The Company recorded a pretax gain of $27 million in the second quarter of 2004 from these transactions.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

8.	The change in the liability for rationalization of operations during the six months ended March 31, 2005, follows (dollars in millions):

	September 30,			March 31,
	2004	Expense	Paid / Utilized	2005
Severance and benefits	$23	25	24	24
Lease/contract terminations	18	7	4	21
Fixed asset writedowns	—	1	1	—
Vacant facility and other shutdown costs	3	7	8	2
Start-up and moving costs	2	17	18	1

	$46	57	55	48

Rationalization of operations by business segment is summarized as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2004	2005	2004	2005
Process Management	$9	4	17	9
Industrial Automation	3	4	7	8
Network Power	5	10	17	22
Climate Technologies	1	3	8	5
Appliance and Tools	11	6	17	12
Corporate	(1)	1	(5)	1

	$28	28	61	57

During the first six months of fiscal 2005, rationalization of operations primarily related to the exit of approximately 15 production, distribution or office facilities including the elimination of approximately 1,000 positions, as well as costs related to facilities exited in previous periods. Noteworthy rationalization actions during the first six months of 2005 are as follows. Process Management segment includes severance and plant closure costs related to consolidation of analytical instrumentation plants within Europe and consolidation of valve operations within North America, as well as several other cost reduction actions. Network Power segment includes severance and lease termination costs related to certain power systems operations in Western Europe shifting to China and Eastern Europe in order to leverage product platforms and lower production and engineering costs to remain competitive on a global basis. This segment also includes severance and start-up and moving costs related to the consolidation of North American power systems operations into the Marconi operations acquired in 2004. Appliance and Tools segment includes severance, plant closure costs and start-up and moving costs related to consolidating various industrial and hermetic motor manufacturing facilities for operational efficiency. Severance costs in this segment also relate to shifting certain appliance control operations from the United States to Mexico and China in order to consolidate facilities and improve profitability.

Including the $57 million of rationalization costs incurred during the six months ended March 31, 2005, the Company expects rationalization expense for the entire fiscal year to total approximately $125 million, including the costs to complete actions initiated before the end of the quarter and actions anticipated to be approved and initiated during the remainder of the year.

Rationalization actions during the first six months of 2004 included the following. Process Management segment includes severance and plant closure costs related to the closing of a valve plant due to consolidating operations within North America in response to weak market demand, severance costs related to the consolidation of European measurement operations in order to obtain operational synergies, and several other reduction and consolidation actions. Network Power segment includes severance and lease termination costs related to certain power systems operations in Western Europe shifting to China and Eastern Europe in order to leverage product platforms and lower production and

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

engineering costs to remain competitive on a global basis. Climate Technologies segment includes severance costs related to workforce reductions in the European temperature sensors and controls operations due to weakness in market demand. Appliance and Tools segment includes severance and start-up and moving costs related to shifting certain motor manufacturing primarily from the United States to Mexico and China in order to consolidate facilities and improve profitability, and severance costs related to consolidating manufacturing operations in the professional tools business for operational efficiency.

9.	Business Segment Information

Summarized information about the Company’s operations by business segment follows (dollars in millions):

	Sales		Earnings
Three months ended March 31,	2004	2005	2004	2005
Process Management	$905	1,009	100	154
Industrial Automation	723	799	95	106
Network Power	628	765	58	77
Climate Technologies	770	775	125	121
Appliance and Tools	950	1,011	135	134

	3,976	4,359	513	592
Differences in accounting methods			30	35
Corporate and other			(24)	(77)
Eliminations/Interest	(117)	(132)	(53)	(52)

Net sales/Earnings before income taxes	$3,859	4,227	466	498

Corporate and other increased $53 million for the three months ended March 31, 2005, compared to the prior year period, primarily due to $27 million of gains from divestitures in the prior year, $17 million of higher long-term incentive shares expense and other items.

Intersegment sales of the Appliance and Tools segment for the three months ended March 31, 2004 and 2005, respectively, were $104 million and $118 million.

	Sales		Earnings
Six months ended March 31,	2004	2005	2004	2005
Process Management	$1,754	1,971	190	284
Industrial Automation	1,418	1,595	181	226
Network Power	1,285	1,538	128	144
Climate Technologies	1,366	1,379	205	207
Appliance and Tools	1,851	1,949	262	253

	7,674	8,432	966	1,114
Differences in accounting methods			59	68
Corporate and other			(92)	(144)
Eliminations/Interest	(215)	(235)	(110)	(106)

Net sales/Earnings before income taxes	$7,459	8,197	823	932

Corporate and other increased $52 million for the six months ended March 31, 2005, compared to the prior year period, primarily due to $27 million of gains from divestitures in the prior year, $25 million of higher long-term incentive shares expense and other items, partially offset by a $13 million gain on the sale of a manufacturing facility.

Intersegment sales of the Appliance and Tools segment for the six months ended March 31, 2004 and 2005, respectively, were $186 million and $205 million.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

10.	The American Jobs Creation Act of 2004 (the Act) was signed into law on October 22, 2004. The Act repeals an export tax benefit, provides for a 9 percent deduction on U.S. manufacturing income and allows the repatriation of foreign earnings at a reduced rate for one year, subject to certain limitations. Based on fiscal year 2004 and when fully phased-in, management estimates that the repeal of the export tax benefit will increase income tax expense approximately $25 million per year, but expects a significant portion of this cost to be offset by the deduction on manufacturing income.

The Company is also considering the implications of the Act on repatriation of foreign earnings, which reduces the Federal income tax rate on dividends from non-U.S. subsidiaries for a one-year period. As of March 31, 2005, management had not decided whether, and to what extent, the Company might repatriate foreign earnings under the Act, and, accordingly, the financial statements do not reflect any provision for tax on undistributed foreign earnings which may be repatriated subject to the provisions of the Act. Based on the disclosure in Emerson’s 2002 Annual Report, the Company may be able to repatriate up to $1.5 billion of cash from undistributed earnings of non-U.S. subsidiaries under the Act at favorable tax rates in either 2005 or 2006. The related income tax effect from such repatriation is dependent upon a number of factors that are also being analyzed, including the issuance of additional guidance from the U.S. Treasury Department and ultimate approval of the plan by the Company’s Board of Directors. The Company expects to complete this analysis by the end of the fiscal year. The range of reasonably possible amounts of cash being considered for repatriation is $0.8 billion to $2.3 billion, including the base amount under the Act and other actions. The potential impact from this repatriation is an increase to income taxes in the range of $30 million to $100 million.

Items 2 and 3. Management’s Discussion and Analysis of Results of Operations and Financial Condition.

OVERVIEW

The Company’s second quarter and first six months of fiscal 2005 were strong, with sales, earnings and earnings per share up 10 percent to 15 percent over the prior year periods. Commercial and industrial demand remained strong while consumer markets slowed during the quarter. The Process Management, Industrial Automation and Network Power businesses drove gains as gross fixed investment expanded in the first six months of fiscal 2005. Strong growth in Asia and Latin America, moderate gains in the United States, favorable exchange rates and acquisitions contributed to the second quarter results. Profit margins remained strong, primarily due to leverage on higher sales volume and benefits from previous rationalization actions. The flow-through of increased sales prices essentially offset higher raw materials costs for the quarter. Emerson’s financial position remains strong and the Company continues to generate substantial cash flow.

THREE MONTHS ENDED MARCH 31, 2005, COMPARED WITH THREE MONTHS ENDED MARCH 31, 2004

RESULTS OF OPERATIONS

Three months ended March 31,	2004	2005	Change
(dollars in millions, except per share amounts)
Sales	$3,859	4,227	10%
Gross Profit	$1,356	1,502	11%
Percent of sales	35.2%	35.5%
SG&A	$807	893
Percent of sales	21.0%	21.1%
Other deductions, net	$30	59
Interest expense, net	$53	52
Pretax earnings	$466	498	7%
Net earnings	$318	348	10%

EPS	$0.75	0.83	11%

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Net sales for the quarter ended March 31, 2005, were $4,227 million, an increase of $368 million, or 10 percent, over net sales of $3,859 million for the quarter ended March 31, 2004, with both U.S. and international sales contributing to this growth. The consolidated results were led by increases in Process Management, Industrial Automation and Network Power, with a 5 percent ($177 million) increase in underlying sales (which exclude acquisitions and the impact of translation of non-U.S. currencies to the U.S. dollar), a 2 percent ($73 million) favorable impact from the strengthening Euro and other currencies and a 3 percent ($118 million) positive impact from acquisitions. The underlying sales increase for the second quarter was driven by a 5 percent increase in the United States and a total international sales increase of 5 percent, which primarily reflects growth of 9 percent in Asia, 8 percent in Latin America, while Europe was flat. The Company estimates that the underlying growth primarily reflects an approximate 3 percent gain from volume, an approximate 1 percent increase from higher sales prices, and an approximate 1 percent impact from market penetration gains.

Cost of sales for the second quarter of fiscal 2005 and 2004 were $2,725 million and $2,503 million, respectively. Cost of sales as a percent of net sales was 64.5 percent in the second quarter of 2005, compared with 64.8 percent in the second quarter of 2004. Gross profit was $1,502 million and $1,356 million for the second quarters ended March 31, 2005 and 2004, respectively, resulting in gross profit margins of 35.5 percent and 35.2 percent. The increase in the gross profit during the second quarter primarily reflects higher sales volume and leverage of $65 million, $50 million from acquisitions and currency translation, as well as benefits realized from productivity improvements. Across the Company, increases in sales prices nearly offset higher costs for raw materials (particularly steel and copper).

Selling, general and administrative expenses for the second quarter of 2005 were $893 million, or 21.1 percent of sales, compared with $807 million, or 21.0 percent of sales, for the second quarter of 2004. The increase of $86 million was primarily due to higher sales, including the effect of currency translation and acquisitions.

Other deductions, net were $59 million for the second quarter of 2005, a $29 million increase from the $30 million for the same period in the prior year. The increase in other deductions, net was primarily due to gains from divestitures of businesses of $27 million for the three months ended March 31, 2004. See notes 7 and 8 for further details regarding other deductions, net and rationalization costs.

Earnings before income taxes for the second quarter of 2005 increased $32 million, or 7 percent, to $498 million, compared to $466 million for the second quarter of 2004. These earnings results primarily reflect increases of $54 million in the Process Management and $19 million in Network Power business segments, partially offset by the $27 million of gains in the prior year as discussed above.

Income taxes were $150 million and $148 million for the three months ended March 31, 2005 and 2004, respectively. The effective tax rate decreased from 31.7 percent in the prior quarter and prior year to 30.0 percent for the second quarter of 2005, primarily reflecting a higher proportion of earnings from countries with lower income tax rates compared to the prior periods.

Net earnings were $348 million and earnings per share were $0.83 for the three months ended March 31, 2005, increases of 10 percent and 11 percent, respectively, compared to net earnings and earnings per share of $318 million and $0.75, respectively, for the three months ended March 31, 2004. The 11 percent increase in earnings per share also reflects the purchase of treasury shares.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

BUSINESS SEGMENTS

Process Management

Three months ended March 31,	2004	2005	Change
(dollars in millions)
Sales	$905	1,009	12%
Earnings	$100	154	55%
Margin	11.0%	15.3%

In the second quarter of fiscal 2005, Process Management segment sales increased 12 percent to $1,009 million and earnings increased 55 percent, reflecting stronger market demand for capital goods (including process automation products and systems), penetration gains and an acquisition. Sales and earnings were particularly strong for the valves and measurement businesses, due to growth in oil and gas projects and expansion in China. Underlying sales increased 8 percent, excluding a 1 percent contribution from the Metran acquisition and a 3 percent positive impact from currency translation. The underlying sales gain reflects 28 percent growth in Asia and an 8 percent gain in the United States, as well as 19 percent growth in Canada compared with the prior year. Second quarter earnings before interest and income taxes increased 55 percent to $154 million from $100 million in the prior year. Leverage from higher sales and product mix contributed approximately 3 points ($35 million) to the margin improvement. The earnings improvement also reflects savings from prior cost reduction efforts and $5 million in lower rationalization costs compared to the prior year.

Industrial Automation

Three months ended March 31,	2004	2005	Change
(dollars in millions)
Sales	$723	799	11%
Earnings	$95	106	11%
Margin	13.2%	13.3%

Sales in the Industrial Automation segment increased 11 percent to $799 million for the three months ended March 31, 2005, with sales increases in all of the businesses and most of the geographic regions. Underlying sales grew over 7 percent and currency translation contributed over 3 percent to the sales increase. Underlying sales grew 9 percent in the United States and 6 percent internationally, with 6 percent growth in Europe and 7 percent growth in Asia. The underlying sales increase reflects growth in all of the businesses, with particular strength in the power generating alternator and the power transmission businesses, as a result of continued strength in global industrial demand and an approximately 2 percent positive impact from higher sales prices. Earnings increased 11 percent over the prior year quarter to $106 million due to increased volume. Higher sales prices were offset by higher material costs (particularly for steel and copper), which negatively impacted margin leverage on the higher reported sales.

Network Power

Three months ended March 31,	2004	2005	Change
(dollars in millions)
Sales	$628	765	22%
Earnings	$58	77	31%
Margin	9.3%	10.0%

Network Power segment sales increased 22 percent to $765 million for the second quarter of 2005 compared to the prior year, due to acquisitions and continued demand for power systems and precision cooling products and global services. The Marconi acquisition added 13 percent ($80 million) to the increase, currency had a 2 percent favorable impact and underlying sales grew 7 percent. The underlying sales increase includes higher volume and

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

penetration gains, partially offset by an estimated 3 percent impact from lower sales prices. Geographically, underlying sales reflect a 10 percent increase in the United States, a 6 percent increase in Asia and a 7 percent increase in Latin America, as well as an over 1 percent increase in Europe. The growth in the United States reflects continued market demand for communications and enterprise computer equipment. Earnings of $77 million increased $19 million, or 31 percent, from the prior year. Leverage on higher underlying sales of approximately 2 points and benefits from prior period cost reductions were partially offset by price/cost pressures across the businesses in this segment, negative product mix in the embedded power business and dilution and integration costs relating to the Marconi acquisition.

Climate Technologies

Three months ended March 31,	2004	2005	Change
(dollars in millions)
Sales	$770	775	1%
Earnings	$125	121	(3%)
Margin	16.2%	15.7%

Sales of the Climate Technologies segment increased nearly 1 percent to $775 million for the quarter ended March 31, 2005. Excluding a 1 percent positive impact from currency translation, underlying sales were down slightly versus strong prior-year results, as sales price increases and market share gains were offset by volume decreases due to weak European market demand and the strong Euro, and excess customer inventories in China. The underlying sales reflect a 1 percent increase in the United States, which was more than offset by a 3 percent decrease in international sales. Underlying sales in Asia and Europe declined 7 percent and 9 percent, respectively, while Latin America increased 36 percent off a smaller base. Climate Technologies earnings decreased 3 percent during the quarter to $121 million due to the de-leverage on the lower underlying sales volume and negative product mix.

Appliance and Tools

Three months ended March 31,	2004	2005	Change
(dollars in millions)
Sales	$950	1,011	6%
Earnings	$135	134	(1%)
Margin	14.2%	13.3%

Appliance and Tools segment sales increased 6 percent to $1,011 million in the second quarter of 2005. This increase reflects a nearly 3 percent growth in underlying sales, a 1 percent favorable impact from currency translation and a nearly 3 percent favorable impact from acquisitions. The underlying sales growth reflects an estimated 1 percent growth from volume and an over 3 percent positive impact from higher sales prices, partially offset by share losses. The second quarter results were mixed across the businesses, with the majority experiencing solid to strong growth while appliance motors and controls declined. Sales in the storage and disposer businesses were particularly strong. Underlying sales in the United States grew 3 percent and international sales grew 2 percent during the quarter. Earnings of the Appliance and Tools segment decreased from $135 million in the prior year to $134 million for the second quarter due to higher raw material costs (particularly steel and copper in the motor business), which was partially offset by higher sales prices, resulting in a negative 1 percentage point impact to the margin. Benefits from prior cost reduction efforts and $5 million in lower rationalization costs compared to the prior year were offset by higher wages and other items.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

SIX MONTHS ENDED MARCH 31, 2005, COMPARED WITH SIX MONTHS ENDED MARCH 31, 2004

RESULTS OF OPERATIONS

Six months ended March 31,	2004	2005	Change
(dollars in millions, except per share amounts)
Sales	$7,459	8,197	10%
Gross Profit	$2,638	2,914	10%
Percent of sales	35.4%	35.5%
SG&A	$1,597	1,765
Percent of sales	21.4%	21.5%
Other deductions, net	$108	111
Interest expense, net	$110	106
Pretax earnings	$823	932	13%
Net earnings	$562	645	15%

EPS	$1.33	1.53	15%

Net sales for the six months ended March 31, 2005, were $8,197 million, an increase of $738 million, or 10 percent, over net sales of $7,459 million for the six months ended March 31, 2004, with both U.S. and international sales contributing to this growth. The consolidated results reflect increases in all five business segments, with a 5 percent ($359 million) increase in underlying sales, a 2 percent ($169 million) favorable impact from the strengthening Euro and other currencies and a 3 percent ($210 million) positive impact from acquisitions. The underlying sales increase of 5 percent for the first six months was driven by a 4 percent increase in the United States and a total international sales increase of 6 percent, which primarily reflects growth of 12 percent in Asia and 11 percent in Latin America. The Company estimates that the underlying growth primarily reflects an approximate 3 percent gain from volume, an approximate 1 percent impact from higher sales prices and an approximate 1 percent impact from market penetration gains.

Cost of sales for the first six months of fiscal 2005 and 2004 were $5,283 million and $4,821 million, respectively. Cost of sales as a percent of net sales was 64.5 percent in the first half of 2005, compared with 64.6 percent in the prior year period. Gross profit was $2,914 million and $2,638 million for the six months ended March 31, 2005 and 2004, respectively, resulting in gross profit margins of 35.5 percent and 35.4 percent. The increase in the gross profit during the first half of 2005 primarily reflects higher sales volume and leverage of $145 million, $98 million from acquisitions and currency translation, as well as benefits realized from productivity improvements. Across the Company, increases in sales prices were more than offset by higher costs for raw materials (particularly steel and copper).

Selling, general and administrative expenses for the six months ended March 31, 2005, were $1,765 million, or 21.5 percent of sales, compared with $1,597 million, or 21.4 percent of sales, for the six months ended March 31, 2004. The increase of $168 million was primarily due to higher sales, including the effect of currency translation and acquisitions.

Other deductions, net were $111 million for the first half of fiscal 2005, a $3 million increase from the $108 million for the same period in the prior year. The first six months of 2005 include an approximate $13 million gain from the sale of a manufacturing facility and an approximate $13 million gain for a payment received under the U.S. Continued Dumping and Subsidy Offset Act (Byrd Amendment), compared with a $2 million payment received in the prior year period. Payments under the Byrd Amendment are expected for at least another year. The first six months of 2004 included gains totaling $27 million related to the sale of shares in MKS Instruments and the Louisville Ladder investment. For the six months ended March 31, 2005, ongoing costs for the rationalization of operations were $57 million, compared to $61 million in the prior year. See notes 7 and 8 for further details regarding other deductions, net and rationalization costs.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Earnings before income taxes for the first six months of 2005 increased $109 million, or 13 percent, to $932 million, compared to $823 million for the six months ended March 31, 2004. These earnings results reflect increases in four out of the five business segments, including $94 million in Process Management and $45 million in Industrial Automation, partially offset by the $27 million of gains in the prior year as discussed above.

Income taxes were $287 million and $261 million for the six months ended March 31, 2005 and 2004, respectively. The effective tax rate decreased from 31.7 percent in the prior year to 30.8 percent for the first half of 2005, primarily reflecting a higher percentage of earnings from countries with lower income tax rates compared to the prior year.

Net earnings were $645 million and earnings per share were $1.53 for the six months ended March 31, 2005, increases of 15 percent compared to net earnings and earnings per share of $562 million and $1.33, respectively, for the six months ended March 31, 2004.

BUSINESS SEGMENTS

Process Management

Six months ended March 31,	2004	2005	Change
(dollars in millions)
Sales	$1,754	1,971	12%
Earnings	$190	284	50%
Margin	10.8%	14.4%

Process Management segment sales increased 12 percent to $1,971 million in the first six months of fiscal 2005, and earnings increased 50 percent, reflecting stronger market demand for capital goods (including process automation products and systems), penetration gains and an acquisition. All of the businesses reported sales increases, with sales and earnings particularly strong for the valves and measurement businesses, due to growth in oil and gas projects, and expansion in China. Underlying sales increased 8 percent, excluding a 1 percent contribution from the Metran acquisition and a 3 percent positive impact from currency translation. The increase in underlying sales reflects 28 percent growth in Asia, 6 percent growth in the United States and 17 percent growth in Canada as well as a 7 percent gain in the Middle East. Earnings before interest and income taxes for the first six months of fiscal 2005 increased 50 percent to $284 million from $190 million in the prior year period. Leverage from higher sales and product mix contributed approximately 3 points ($66 million) to the margin improvement. The earnings improvement also reflects $8 million in lower rationalization costs compared to the prior year.

Industrial Automation

Six months ended March 31,	2004	2005	Change
(dollars in millions)
Sales	$1,418	1,595	12%
Earnings	$181	226	24%
Margin	12.8%	14.1%

Sales in the Industrial Automation segment increased 12 percent to $1,595 million for the six months ended March 31, 2005, with sales increases in all of the businesses and major geographic regions. Underlying sales grew nearly 9 percent, excluding a nearly 4 percent positive impact from currency translation. The underlying sales growth reflects a 10 percent increase in the United States and a 7 percent increase in international sales. The international sales include 6 percent growth in Europe and 11 percent growth in Asia. The underlying sales increase was due to growth in all of the businesses, with particular strength in the power generating alternator and the power transmission businesses, reflecting increased global industrial demand and an approximately 2 percent positive impact from higher sales prices. Earnings increased 24 percent over the prior year six-month period to $226 million, due to increased volume, as well as the approximate $13 million payment received from dumping

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

duties related to the Byrd Amendment by the power transmission business in the current six-month period, compared with a $2 million payment received in the prior year period.

Network Power

Six months ended March 31,	2004	2005	Change
(dollars in millions)
Sales	$1,285	1,538	20%
Earnings	$128	144	12%
Margin	10.0%	9.3%

Network Power segment sales increased 20 percent to $1,538 million for the first six months of 2005 compared to the prior year period, reflecting acquisitions and continued demand for power systems and precision cooling products, global services and OEM embedded power modules. The Marconi acquisition added nearly 13 percent ($158 million) to the increase, currency had a 2 percent favorable impact, and underlying sales grew over 5 percent. The underlying sales increase includes higher volume and penetration gains, partially offset by an estimated 3 percent impact from lower sales prices. Geographically, underlying sales reflect an 8 percent increase in the United States and a 9 percent increase in Asia (primarily China), partially offset by a 2 percent decrease in Europe. Earnings for the six months ended March 31, 2005, increased 12 percent, from $128 million in the prior year to $144 million. Leverage on higher underlying sales of approximately 2 points and benefits from prior period cost reductions nearly offset price/cost pressures across the businesses in this segment, negative product mix in the embedded power business and margin dilution and integration costs relating to the Marconi acquisition.

Climate Technologies

Six months ended March 31,	2004	2005	Change
(dollars in millions)
Sales	$1,366	1,379	1%
Earnings	$205	207	1%
Margin	15.0%	15.1%

Sales of the Climate Technologies segment were $1,379 million for the six months ended March 31, 2005, compared to $1,366 million for the six months ended March 31, 2004. Excluding a 1 percent positive impact from currency translation, underlying sales were flat versus strong prior-year results, as higher sales prices and market share gains were offset by volume decreases due to inventory reductions by wholesalers in the United States and excess customer inventory in China. The underlying sales reflect flat sales in the United States, a 1 percent decline in Asia and an 8 percent decline in Europe, while sales in Latin America increased 39 percent off a smaller base. Earnings from Climate Technologies operations increased 1 percent during the first six months of 2005 to $207 million due to benefits from prior cost reduction efforts and lower rationalization costs compared to the prior year, partially offset by negative impacts from product mix and higher wage costs.

Appliance and Tools

Six months ended March 31,	2004	2005	Change
(dollars in millions)
Sales	$1,851	1,949	5%
Earnings	$262	253	(4%)
Margin	14.2%	13.0%

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Appliance and Tools segment sales increased 5 percent to $1,949 million for the first six months of 2005. This increase reflects 3 percent growth in underlying sales, a 1 percent favorable impact from currency translation and a 1 percent impact from acquisitions. The underlying sales increase reflects an estimated 1 percent growth from volume and an approximately 2 percent positive impact from higher sales prices. Results for the first six months were mixed across the businesses. Strong growth in the consumer storage and disposer businesses resulted from strength in new and existing home markets, as evidenced by the strong growth in U.S. residential investment and higher demand at major retailers. Underlying sales in the United States grew 3 percent and international sales grew 2 percent during the first half of 2005. Earnings of the Appliance and Tools segment decreased 4 percent to $253 million from the prior year period due to a $12 million negative impact from a quality issue with an appliance component in the first six months of 2005. In addition, higher raw material costs (particularly steel and copper in the motors business) and higher wage costs more than offset higher sales volume and prices, as well as benefits from prior cost reduction efforts.

FINANCIAL CONDITION

A comparison of key elements of the Company’s financial condition at the end of the second quarter as compared to the end of the prior fiscal year follows:

	September 30,	March 31,
	2004	2005
Working capital (in millions)	$2,077	2,039
Current ratio	1.5 to 1	1.4 to 1
Total debt to total capital	35.8%	36.9%
Net debt to net capital	27.0%	27.1%

The ratio of total debt to total capital has been reduced to 36.9 percent, from 37.8 percent for the prior year second quarter. The Company’s long-term debt is rated A2 by Moody’s Investors Service and A by Standard and Poor’s. The Company’s interest coverage ratio (earnings before income taxes and interest expense, divided by interest expense) was 8.6 times for the six months ended March 31, 2005, compared to 7.7 times for the same period in the prior year primarily due to higher earnings.

In March 2005, the Company entered into a $1 billion five-year revolving credit facility with various banks, which replaces a prior short-term facility of approximately $917 million. At the same time, the Company also amended its $1.83 billion revolving credit facility, which is effective until March 2009, to conform to the new facility. There are no outstanding loans or letters of credit under either of these facilities. The Company has not previously incurred any borrowings under these or prior similar facilities, and has no current intention to do so now or in the foreseeable future. These facilities, and similar past facilities, are kept in place by the Company to support general corporate purposes, including commercial paper borrowings. The credit facilities do not contain any financial covenants and are not subject to termination based on a change in credit ratings or a material adverse change.

Cash and equivalents increased by $260 million during the six months ended March 31, 2005. Cash flow provided by operating activities of $702 million was down $33 million, or 4 percent, compared to $735 million in the prior year, reflecting additional working capital necessary to support the higher levels of sales. Inventories increased $202 million, or 12 percent, from September 30, 2004 to March 31, 2005, primarily reflecting customers in the Climate Technologies segment delaying orders and overall increases in inventory levels to support anticipated higher sales. Operating cash flow of $702 million and the increase in net borrowings of $398 million were used primarily to pay dividends of $349 million, fund capital expenditures of $232 million (including unitary air conditioning scroll compressor capacity expansion in the United States and Asia), fund purchases of businesses of $97 million and fund treasury stock purchases of $234 million. For the six months ended March 31, 2005, free cash flow of $470 million (operating cash flow of $702 million less capital expenditures of $232 million) was down 20 percent from free cash flow of $588 million (operating cash flow of $735 million less capital expenditures of $147 million) for the same period in the prior year, primarily due to increases in working capital and capital expenditures, partially offset by higher net earnings.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

The Company is in a strong financial position, with total assets of $17 billion and stockholders’ equity of $8 billion, and has the resources available for reinvestment in existing businesses, strategic acquisitions and managing the capital structure on a short- and long-term basis.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.” FAS 123R requires recognizing compensation costs related to share-based payment transactions, including previously issued unvested awards outstanding upon adoption of the statement, primarily based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards are remeasured based on their fair value each reporting period until settled. Effective October 1, 2002, Emerson previously adopted the fair value method provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” and began expensing options granted, modified or settled after September 30, 2002, based on their fair value at date of grant over the vesting period, generally three years. The Company plans to adopt FAS 123R on October 1, 2005, which is not expected to have a material impact on the financial statements.

The American Jobs Creation Act of 2004 (the Act), which was signed into law on October 22, 2004, allows a special one-time dividends received deduction on the repatriation of certain undistributed foreign earnings. The FASB issued Staff Position No. FAS 109-2 in December 2004 which requires recording related taxes if, and when, an entity decides to repatriate foreign earnings subject to the Act. As of March 31, 2005, the Company was evaluating the provisions of the Act and had not decided what, if any, repatriation would be made; as such, no provision had been made for taxes on undistributed foreign earnings which may be repatriated under the Act. See Note 10 of the Notes to Consolidated Financial Statements for further discussion of the potential impact of the Act on the financial statements.

In March 2005, the Financial Accounting Standards Board published FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies the term “conditional asset retirement obligation” used in FASB Statement No. 143, “Accounting For Asset Retirement Obligations,” and when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company is still analyzing the impact of FIN 47, which is effective for fiscal years ending after December 15, 2005.

OUTLOOK

Based on the continued strength in the March 2005 orders coupled with the strong financial results in the first six months of the year, sales growth for the year is expected to be between 9 percent and 11 percent. Earnings per share for fiscal 2005 is expected to be in the range of $3.35 to $3.45, an increase of between 12 percent and 16 percent. The fiscal 2005 forecast for earnings excludes the tax impact of potentially repatriating foreign earnings under the American Jobs Creation Act. Rationalization of operations expense is estimated to be approximately $125 million for fiscal 2005. Operating cash flow is estimated to be $2.1 billion and capital expenditures are estimated to be $0.5 billion for 2005.

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

Item 4. Controls and Procedures.

Emerson maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms. Based on an evaluation performed, the Company’s certifying officers have concluded that the disclosure controls and procedures were effective as of March 31, 2005, to provide reasonable assurance of the achievement of these objectives.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Notwithstanding the foregoing, there can be no assurance that the Company’s disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to disclose material information otherwise required to be set forth in the Company’s reports.

There was no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities.

			(c) Total Number of
			Shares Purchased as	(d) Maximum Number
	(a) Total Number		Part of Publicly	of Shares that May Yet Be
	of Shares	(b) Average Price	Announced Plans or	Purchased Under the
Period	Purchased (000s)	Paid per Share	Programs (000s)	Plans or Programs (000s)
January 2005	350	$67.96	350	36,937

February 2005	1,162	$67.40	1,162	35,775

March 2005	1,650	$66.58	1,650	34,125

Total	3,162	$67.03	3,162	34,125

The Company’s Board of Directors authorized the repurchase of up to 40 million shares under the November 2001 program. The maximum number of shares that may yet be purchased under this program is 34.1 million.

Item 4. Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Stockholders on February 1, 2005, matters described in the Notice of Annual Meeting of Stockholders dated December 8, 2004, were voted upon.

1.	The directors listed below were elected for terms ending in 2008 with voting for each as follows:

DIRECTOR	FOR	WITHHELD
D. N. Farr	350,757,282	23,944,355
D. C. Farrell	361,015,817	13,685,820
R. B. Horton	361,193,626	13,508,011
C. A. Peters	351,612,245	23,089,392
J. W. Prueher	365,162,837	9,538,800

2.	The proposal to approve the restricted stock plan for non-management directors was approved by a vote of 310,770,594 in favor to 11,867,297 against, with 3,366,344 abstaining and 48,697,402 broker non-votes.

3.	The proposal to re-approve performance measures under the Emerson Electric Co. annual incentive shares plan was approved by a vote of 355,302,942 in favor to 15,965,737 against, with 3,431,451 abstaining and 1,507 broker non-votes.

4.	The proposal to ratify the selection of independent auditors was approved by a vote of 362,826,668 in favor to 9,067,389 against, with 2,807,580 abstaining.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

5.	The stockholders’ proposal on sexual orientation failed by a vote of 111,070,921 in favor to 174,253,200 against, with 40,682,686 abstaining and 48,694,830 broker non-votes.

Item 6. Exhibits.

(a) Exhibits (Listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

10.1	Long-Term Credit Agreement dated as of March 11, 2005, incorporated by reference to Emerson Electric Co. Form 8-K dated March 17, 2005, Exhibit 10.1.

10.2	Long-Term Credit Agreement dated as of March 12, 2004, and Amendment No. 1 thereto, incorporated by reference to Emerson Electric Co. Form 8-K dated March 17, 2005, Exhibits 10.2 and 10.3.

10.3	Emerson Electric Co. Restricted Stock Plan for Non-Management Directors, incorporated by reference to Emerson Electric Co. 2005 Proxy Statement dated December 8, 2004, Appendix B, and Form of Award Letter under the Emerson Electric Co. Restricted Stock Plan for Non-Management Directors and Description of Non-Management Director Compensation, incorporated by reference to Emerson Electric Co. Form 8-K dated February 1, 2005, Exhibits 10.2 and 10.3.

12	Ratio of Earnings to Fixed Charges.

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMERSON ELECTRIC CO.

Date: May 5, 2005	By /s/ Walter J. Galvin

Walter J. Galvin
Senior Executive Vice President and Chief Financial Officer

(on behalf of the registrant and as Chief Financial Officer)