Form 10-Q
period 2005-06-30
EMERSON ELECTRIC CO
filed 2005-08-05
CIK 32604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Common stock outstanding at June 30, 2005: 413,092,553 shares.

FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2004 AND 2005
(Dollars in millions except per share amounts; unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2005	2004	2005

Net Sales	$4,036	4,465	11,495	12,662

Costs and expenses:
Cost of sales	2,597	2,865	7,418	8,148
Selling, general and administrative expenses	824	907	2,421	2,672
Other deductions, net	66	43	174	154
Interest expense (net of interest income of $5, $10, $17 and $27, respectively)	50	52	160	158

Earnings before income taxes	499	598	1,322	1,530

Income taxes (Three and nine months 2005 include a $58 charge for repatriation under the American Jobs Creation Act)	158	240	419	527

Net earnings	$341	358	903	1,003

Basic earnings per common share	$0.81	0.86	2.15	2.41

Diluted earnings per common share	$0.81	0.86	2.14	2.39

Cash dividends per common share	$0.400	0.415	1.200	1.245

See accompanying notes to consolidated financial statements.

FORM 10-Q

EMERSON ELECTRIC CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollars in millions except per share amounts; unaudited)

	September 30, 2004	June 30, 2005
ASSETS
Current assets
Cash and equivalents	$1,346	1,564
Receivables, less allowances of $78 and $76, respectively	2,932	3,138
Inventories	1,705	1,839
Other current assets	433	481

Total current assets	6,416	7,022

Property, plant and equipment, net	2,937	2,929

Other assets
Goodwill	5,259	5,334
Other	1,749	1,859

Total other assets	7,008	7,193
	$16,361	17,144

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term borrowings and current maturities of long-term debt	$902	1,622
Accounts payable	1,629	1,610
Accrued expenses	1,695	1,751
Income taxes	113	244

Total current liabilities	4,339	5,227

Long-term debt	3,136	2,879

Other liabilities	1,648	1,720

Stockholders’ equity
Preferred stock of $2.50 par value per share. Authorized 5,400,000 shares; issued – none	—	—
Common stock of $.50 par value per share. Authorized 1,200,000,000 shares; issued 476,677,006 shares; outstanding 419,428,547 shares and 413,092,553 shares, respectively	238	238
Additional paid in capital	87	112
Retained earnings	9,471	9,952
Accumulated other comprehensive income	(88)	(69)
Cost of common stock in treasury, 57,248,459 shares and 63,584,453 shares, respectively	(2,470)	(2,915)

Total stockholders’ equity	7,238	7,318
	$16,361	17,144

See accompanying notes to consolidated financial statements.

FORM 10-Q

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2004 AND 2005
(Dollars in millions; unaudited)

	Nine Months Ended
	June 30,
	2004	2005

Operating activities
Net earnings	$903	1,003
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	410	420
Changes in operating working capital	149	(159)
Pension funding	(101)	(101)
Other	129	145

Net cash provided by operating activities	1,490	1,308

Investing activities
Capital expenditures	(230)	(350)
Purchases of businesses, net of cash and equivalents acquired	(18)	(192)
Other	102	(45)

Net cash used in investing activities	(146)	(587)

Financing activities
Net increase (decrease) in short-term borrowings	(102)	1,072
Proceeds from long-term debt	27	3
Principal payments on long-term debt	(14)	(620)
Dividends paid	(506)	(522)
Net purchases of treasury stock	(81)	(435)

Net cash used in financing activities	(676)	(502)

Effect of exchange rate changes on cash and equivalents	22	(1)

Increase in cash and equivalents	690	218

Beginning cash and equivalents	696	1,346

Ending cash and equivalents	$1,386	1,564

Changes in operating working capital
Receivables	$(157)	(177)
Inventories	(21)	(58)
Other current assets	153	(7)
Accounts payable	(46)	(58)
Accrued expenses	129	5
Income taxes	91	136
	$149	(159)

See accompanying notes to consolidated financial statements.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

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

2.               Reconciliations of weighted average common shares for basic earnings per common share and diluted earnings per common share follow (shares in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2005	2004	2005

Basic	419.3	413.8	419.6	416.3
Dilutive shares	2.8	3.9	2.8	3.9
Diluted	422.1	417.7	422.4	420.2

3.               Comprehensive income is summarized as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2005	2004	2005

Net earnings	$341	358	903	1,003
Foreign currency translation adjustments and other	(78)	(244)	209	19
	$263	114	1,112	1,022

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

4.               Other Financial Information
  (dollars in millions)

	September 30,	June 30,
	2004	2005

Inventories
Finished products	$693	749
Raw materials and work in process	1,012	1,090
	$1,705	1,839

Property, plant and equipment, net
Property, plant and equipment, at cost	$7,119	7,350
Less accumulated depreciation	4,182	4,421
	$2,937	2,929

Goodwill
Process Management	$1,638	1,683
Industrial Automation	880	887
Network Power	1,770	1,762
Climate Technologies	380	380
Appliance and Tools	591	622
	$5,259	5,334

Changes in the goodwill balances since September 30, 2004, are primarily due to additions from acquisitions in the Process Management segment ($50 million), the Appliance and Tools segment ($33 million), and the Network Power segment ($7 million), as well as from the translation of non-U.S. currencies to the U.S. dollar.

Other assets, other
Pension plans	$883	944
Equity and other investments	223	252
Intellectual property and customer relationships	205	234
Capitalized software	148	151
Leveraged leases	124	120
Other	166	158
	$1,749	1,859

Product warranty liability	$180	176

Other liabilities
Deferred income taxes	$528	562
Postretirement plans, excluding current portion	306	315
Retirement plans	285	304
Minority interest	126	139
Other	403	400
	$1,648	1,720

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

5.               Net periodic pension expense is summarized as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2005	2004	2005

Service cost	$17	17	51	50
Interest cost	41	44	123	132
Expected return on plan assets	(54)	(58)	(162)	(176)
Net amortization	20	19	60	59
	$24	22	72	65

As of June 30, 2005, the Company estimated that the funded status of its primary U.S. pension plan was a surplus of approximately $120 million based on the fair value of plan assets and the accumulated benefit obligation with an expected discount rate of 5.25 percent.  The Company has contributed approximately $100 million to its pension plans in 2005, no further significant contributions are expected in 2005, and the Company expects a similar level of contribution in 2006.  Due to the market trends for interest rates, pension costs are expected to increase approximately $50 million for fiscal 2006.

Net postretirement plan expense is summarized as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2005	2004	2005

Service cost	$2	2	6	5
Interest cost	6	6	18	18
Net amortization	4	5	12	16
	$12	13	36	39

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

6.               Effective October 1, 2002, Emerson adopted the fair value method provisions of FAS 123. Options granted after September 30, 2002, are expensed based on their fair value at date of grant over the vesting period, generally three years. Previously, the Company accounted for options pursuant to APB 25 and no expense was recognized. The following table illustrates the effect on net earnings and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period (dollars in millions, except per share amounts).

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2005	2004	2005

Net earnings, as reported	$341	358	903	1,003

Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	13	10	28	41

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	14	10	32	43

Pro forma net earnings	$340	358	899	1,001

Earnings per share:
Basic - as reported	$0.81	0.86	2.15	2.41
Basic - pro forma	$0.81	0.86	2.14	2.41

Diluted - as reported	$0.81	0.86	2.14	2.39
Diluted - pro forma	$0.81	0.86	2.13	2.39

7.               Other deductions, net are summarized as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2005	2004	2005

Other deductions, net
Rationalization of operations	$31	25	92	82
Amortization of intangibles	4	8	14	21
Other	31	10	95	51
Gains from divestitures of business interests	—	—	(27)	—
	$66	43	174	154

For the three months ended June 30, 2005, Other included higher gains of $11 million on foreign exchange transactions and hedging contracts compared to the prior period.  For the nine months ended June 30, 2005, Other also included a pretax gain of $13 million related to the sale of a manufacturing facility which was exited in 2004 and a $13 million gain for a payment received under the U.S. Continued Dumping and Subsidy Offset Act.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

In January 2004, the Company sold 2 million shares of MKS Instruments, Inc., a publicly-traded company, and continues to hold 10 million shares; the Company also sold its investment in the Louisville Ladder joint venture. The Company recorded a pretax gain of $27 million in the second quarter of 2004 from these transactions.

8.               The change in the liability for rationalization of operations during the nine months ended June 30, 2005, follows
(dollars in millions):

	September 30,			June 30,
	2004	Expense	Paid / Utilized	2005

Severance and benefits	$23	33	36	20
Lease/contract terminations	18	11	18	11
Fixed asset writedowns	—	2	2	—
Vacant facility and other shutdown costs	3	11	13	1
Start-up and moving costs	2	25	26	1
	$46	82	95	33

Rationalization of operations by business segment is summarized as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2004	2005	2004	2005

Process Management	$7	5	24	14
Industrial Automation	4	4	11	12
Network Power	4	7	21	29
Climate Technologies	5	4	13	9
Appliance and Tools	14	5	31	17
Corporate	(3)	—	(8)	1
	$31	25	92	82

During the first nine months of fiscal 2005, rationalization of operations primarily related to the exit of approximately 20 production, distribution or office facilities including the elimination of approximately 1,800 positions, as well as costs related to facilities exited in previous periods.  Noteworthy rationalization actions during the first nine months of 2005 are as follows. Process Management segment includes severance and plant closure costs related to consolidation of instrumentation plants within Europe and consolidation of valve operations within North America, the movement of major distribution facilities to Asia, as well as several other cost reduction actions.  Network Power segment includes severance and lease termination costs related to certain power systems operations in Western Europe shifting to China and Eastern Europe in order to leverage product platforms and lower production and engineering costs to remain competitive on a global basis. This segment also includes severance and start-up and moving costs related to the consolidation of North American power systems operations into the Marconi operations acquired in 2004.  Appliance and Tools segment includes severance, plant closure costs and start-up and moving costs related to consolidating various industrial and hermetic motor manufacturing facilities for operational efficiency. Severance costs in this segment also relate to shifting certain appliance control operations from the United States to Mexico and China in order to consolidate facilities and improve profitability.

Including the $82 million of rationalization costs incurred during the nine months ended June 30, 2005, the Company expects rationalization expense for the entire fiscal year to total approximately $105 million to $115 million, including the costs to complete actions initiated before the end of the quarter and actions anticipated to be approved and initiated during the remainder of the year.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Rationalization actions during the first nine months of 2004 included the following.  Process Management segment includes severance and plant closure costs related to the closing of a valve plant due to consolidating operations within North America in response to weak market demand, severance costs related to the consolidation of European measurement operations in order to obtain operational synergies, and several other reduction and consolidation actions.  Network Power segment includes severance and lease termination costs related to certain power systems operations in Western Europe shifting to China and Eastern Europe in order to leverage product platforms and lower production and engineering costs to remain competitive on a global basis.  Climate Technologies segment includes severance costs related to workforce reductions in the European temperature sensors and controls operations due to weakness in market demand.  Appliance and Tools segment includes severance and start-up and moving costs related to shifting certain industrial motor manufacturing primarily from the United States to Mexico and China in order to consolidate facilities and improve profitability, and severance related to consolidating manufacturing operations in the professional tools business for operational efficiency.

9.               Business Segment Information

Summarized information about the Company’s operations by business segment follows (dollars in millions):

	Sales		Earnings
Three months ended June 30,	2004	2005	2004	2005

Process Management	$925	1,061	119	184
Industrial Automation	744	826	99	118
Network Power	670	838	78	98
Climate Technologies	873	837	149	131
Appliance and Tools	955	1,039	137	144
	4,167	4,601	582	675
Differences in accounting methods			33	39
Corporate and other			(66)	(64)
Eliminations/Interest	(131)	(136)	(50)	(52)

Net sales/Earnings before income taxes	$4,036	4,465	499	598

Intersegment sales of the Appliance and Tools segment for the three months ended June 30, 2004 and 2005, respectively, were $118 million and $119 million.

	Sales		Earnings
Nine months ended June 30,	2004	2005	2004	2005

Process Management	$2,679	3,032	309	468
Industrial Automation	2,162	2,421	280	344
Network Power	1,955	2,376	206	242
Climate Technologies	2,239	2,216	354	338
Appliance and Tools	2,806	2,988	399	397
	11,841	13,033	1,548	1,789
Differences in accounting methods			92	107
Corporate and other			(158)	(208)
Eliminations/Interest	(346)	(371)	(160)	(158)

Net sales/Earnings before income taxes	$11,495	12,662	1,322	1,530

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Corporate and other increased $50 million for the nine months ended June 30, 2005, compared to the prior year period, primarily due to $27 million of higher gains from divestitures in the prior year, $22 million of higher long-term incentive shares expense, and other items, partially offset by a $13 million gain on the sale of a manufacturing facility.

Intersegment sales of the Appliance and Tools segment for the nine months ended June 30, 2004 and 2005, respectively, were $304 million and $324 million.

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

During the third quarter ended June 30, 2005, the Company formulated a plan to repatriate approximately $1.3 billion ($1.7 billion including the base amount) of cash from undistributed earnings from non-U.S. subsidiaries under the Act during fiscal 2005.  As a result, the Company recorded a tax charge of $58 million, or $0.14 per share, in the third quarter of fiscal 2005.  The actual amount repatriated and the related tax impact may vary from these estimates but the differences are not expected to be material to the financial statements.

Items 2 and 3. Management’s Discussion and Analysis of Results of Operations and Financial Condition.

OVERVIEW

The Company’s results for the third quarter and the first nine months of fiscal 2005 were strong, with sales and pretax earnings up 10 percent to 20 percent over the prior year periods.  Commercial and industrial demand remained strong while consumer markets continued to slow during the quarter.  The Process Management, Industrial Automation and Network Power businesses drove gains as gross fixed investment expanded in the first nine months of fiscal 2005.  Strong growth in Asia and Latin America, moderate gains in the United States, favorable exchange rates and acquisitions contributed to the third quarter results.  Profit margins improved, primarily due to leverage on higher sales volume and benefits from previous rationalization actions.  The flow-through of increased sales prices substantially offset higher raw materials costs for the quarter.  Emerson’s financial position remains strong and the Company continues to generate substantial cash flow.

THREE MONTHS ENDED JUNE 30, 2005, COMPARED WITH THREE MONTHS ENDED JUNE 30, 2004

RESULTS OF OPERATIONS

Three months ended June 30,	2004	2005	Change
(dollars in millions, except per share amounts)

Sales	$4,036	4,465	11%
Gross Profit	$1,439	1,600	11%
Percent of sales	35.6%	35.8%
SG&A	$824	907
Percent of sales	20.4%	20.3%
Other deductions, net	$66	43
Interest expense, net	$50	52
Pretax earnings	$499	598	20%
Net earnings	$341	358	5%

EPS	$0.81	0.86	6%

Net earnings and EPS for 2005 include a $58 million charge ($0.14 per share) for repatriation under the American Jobs Creation Act.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Net sales for the quarter ended June 30, 2005, were $4,465 million, an increase of $429 million, or 11 percent, over net sales of $4,036 million for the quarter ended June 30, 2004, with both U.S. and international sales contributing to this growth.  The consolidated results were led by increases in Process Management, Industrial Automation and Network Power, with an over 4 percent ($177 million) increase in underlying sales (which exclude acquisitions and the impact of translation of non-U.S. currencies to the U.S. dollar), a 2 percent ($80 million) favorable impact from a stronger Euro and other currencies and an over 4 percent ($172 million) positive impact from acquisitions.  The underlying sales increase for the third quarter was driven by a 4 percent increase in the United States and a total international sales increase of 5 percent, which primarily reflects growth of 15 percent in Latin America, 7 percent in Asia, and a decrease of 1 percent in Europe.  The Company estimates that the underlying growth primarily reflects an approximate 3 percent gain from volume, an approximate 1 percent increase from higher sales prices, and an approximate 1 percent impact from market penetration gains.

Cost of sales for the third quarter of fiscal 2005 and 2004 were $2,865 million and $2,597 million, respectively.  Cost of sales as a percent of net sales was 64.2 percent in the third quarter of 2005, compared with 64.4 percent in the third quarter of 2004.  Gross profit was $1,600 million and $1,439 million for the third quarters ended June 30, 2005 and 2004, respectively, resulting in gross profit margins of 35.8 percent and 35.6 percent.  The increase in the gross profit during the third quarter primarily reflects higher sales volume and leverage of approximately $60 million, over $70 million from acquisitions and currency translation, as well as benefits realized from productivity improvements.  Across the Company, increases in sales prices substantially offset higher costs for raw materials (particularly steel and copper).

Selling, general and administrative expenses for the third quarter of 2005 were $907 million, or 20.3 percent of sales, compared with $824 million, or 20.4 percent of sales, for the third quarter of 2004.  The increase of $83 million was primarily due to higher sales, including the effect of currency translation and acquisitions.

Other deductions, net were $43 million for the third quarter of 2005, a $23 million decrease from the $66 million for the same period in the prior year.  The three months ended June 30, 2005, included approximately $11 million of higher gains on foreign exchange transactions and hedging contracts compared to the prior year.  For the three months ended June 30, 2005, ongoing costs for the rationalization of operations were $25 million compared to $31 million in the prior year.  See notes 7 and 8 for further details regarding other deductions, net and rationalization costs.

Earnings before income taxes for the third quarter of 2005 increased $99 million, or 20 percent, to $598 million, compared to $499 million for the third quarter of 2004.  These earnings results primarily reflect increases of $65 million in the Process Management, $20 million in the Network Power, and $19 million in the Industrial Automation business segments.

Income taxes were $240 million and $158 million for the three months ended June 30, 2005 and 2004, respectively, resulting in effective tax rates of 40 percent and 32 percent, respectively.  The three months ended June 30, 2005, included $58 million, or $0.14 per share, of income taxes related to the one-time opportunity during 2005 to repatriate foreign earnings at a favorable rate under the American Jobs Creation Act, which raised the effective tax rate nearly 10 percentage points for the quarter.  See note 10 for further discussion regarding the impact of the Act.

Net earnings were $358 million and earnings per share were $0.86 (including the $0.14 per share negative impact from taxes related to repatriating earnings discussed above) for the three months ended June 30, 2005, increases of 5 percent and 6 percent, respectively, compared to net earnings and earnings per share of $341 million and $0.81, respectively, for the three months ended June 30, 2004.  The 6 percent increase in earnings per share also reflects the purchase of treasury shares.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

BUSINESS SEGMENTS

Process Management

Three months ended June 30,	2004	2005	Change
(dollars in millions)

Sales	$925	1,061	15%
Earnings	$119	184	54%
Margin	12.9%	17.4%

In the third quarter of fiscal 2005, Process Management segment sales increased 15 percent to $1,061 million and earnings increased 54 percent, reflecting stronger market demand for capital goods (including process automation products and systems), penetration gains and acquisitions.  Sales were particularly strong for the valves, measurement and systems businesses, due to increased demand in the energy markets, particularly power, and oil and gas, as well as continued expansion in China.  Underlying sales increased 9 percent, excluding a 3 percent contribution from the Metran and Tescom acquisitions and a 3 percent positive impact from currency translation.  The underlying sales gain reflects 8 percent growth in the United States, 10 percent growth in Asia, and 27 percent growth in the Middle East compared with the prior year.  Third quarter earnings increased 54 percent to $184 million from $119 million in the prior year.  The increase reflects higher sales volume as well as leverage from higher sales and product mix, all of which are estimated to have contributed approximately 3 points ($40 million) to the margin improvement.  The earnings improvement also reflects savings from prior cost reduction efforts.

Industrial Automation

Three months ended June 30,	2004	2005	Change
(dollars in millions)

Sales	$744	826	11%
Earnings	$99	118	21%
Margin	13.2%	14.4%

Sales in the Industrial Automation segment increased 11 percent to $826 million for the three months ended June 30, 2005, with sales increases in nearly all of the businesses and all geographic regions.  Underlying sales grew 7 percent and currency translation contributed 4 percent to the sales increase.  Underlying sales grew 8 percent in the United States and 7 percent internationally, with 4 percent growth in Europe, 9 percent growth in Asia, and 25 percent growth in Latin America.  The underlying sales increase reflects growth in nearly all of the businesses, with particular strength in the power generating alternator and the power transmission businesses, as a result of continued global industrial demand of approximately 4 percent and an estimated 2 percent positive impact from higher sales prices. Earnings increased 21 percent over the prior year quarter to $118 million due to leverage on the increased volume.  Higher material costs (particularly for steel and copper) were substantially offset by passing through these costs in prices.

Network Power

Three months ended June 30,	2004	2005	Change
(dollars in millions)

Sales	$670	838	25%
Earnings	$78	98	26%
Margin	11.6%	11.7%

Network Power segment sales increased 25 percent to $838 million for the third quarter of 2005 compared to the prior year, due to acquisitions and continued demand for precision cooling and power systems products and services. Acquisitions added 16 percent ($109 million) to the increase, currency had a 2 percent favorable impact

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

and underlying sales grew 7 percent. The underlying sales increase includes higher volume, and estimated penetration gains of approximately 3 percent, partially offset by an estimated 4 percent impact from lower sales prices.  Geographically, underlying sales reflect an 11 percent increase in the United States and a 14 percent increase in Asia, offset by an 8 percent decline in Europe.  The growth in the United States reflects continued market demand for communications and enterprise computer equipment.  Earnings of $98 million increased $20 million, or 26 percent, from the prior year reflecting leverage on higher underlying sales of approximately 1 point and benefits from prior period cost reductions.  This increase was partially offset by negative price, net of material cost containment.  Negative product mix in the embedded power business and dilution from acquisitions and integration costs also moderated the earnings increase.

Climate Technologies

Three months ended June 30,	2004	2005	Change
(dollars in millions)

Sales	$873	837	(4%)
Earnings	$149	131	(12%)
Margin	17.1%	15.6%

Sales of the Climate Technologies segment decreased 4 percent to $837 million for the quarter ended June 30, 2005.  Excluding an over 1 percent positive impact from currency translation, underlying sales were down nearly 6 percent versus very strong prior-year results, as estimated sales price increases of approximately 3 percent were offset by volume decreases due to cool weather in the United States lowering demand, weak European market demand, and excess customer inventories in China. The underlying sales reflect a 5 percent decrease in the United States, and a 6 percent decrease in international sales.  Underlying sales in Asia and Europe declined 6 percent and 12 percent, respectively, while Latin America increased 28 percent off a smaller base.  Climate Technologies earnings decreased 12 percent during the quarter to $131 million due to the de-leverage on the lower underlying sales volume.  Higher sales prices offset higher material costs.

Appliance and Tools

Three months ended June 30,	2004	2005	Change
(dollars in millions)

Sales	$955	1,039	9%
Earnings	$137	144	5%
Margin	14.4%	13.8%

Appliance and Tools segment sales increased 9 percent to $1,039 million in the third quarter of 2005. This increase reflects a 4 percent growth in underlying sales, a 1 percent favorable impact from currency translation and a nearly 5 percent positive impact from the Do+Able and another acquisition. The underlying sales growth reflects an estimated 1 percent growth from volume and an approximately 4 percent positive impact from higher sales prices, partially offset by estimated market share losses of less than 1 percent.  The third quarter results were mixed across the businesses, with the majority experiencing moderate to strong growth.  Sales growth for the residential storage business was particularly strong due to higher demand at major retailers, while motors and appliance components sales was up slightly as increased prices were substantially offset by lower volume due to weakness in the North American market.  Underlying sales in the United States grew 5 percent while international sales were up 1 percent compared to the prior year. Earnings of the Appliance and Tools segment increased from $137 million in the prior year to $144 million for the third quarter of 2005 due to higher sales volume and sales prices, which were nearly offset by higher raw material costs (particularly steel and copper in the motor business).  Acquisitions were dilutive to margin.  Lower rationalization costs of $9 million compared to the prior year also contributed to the earnings increase.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

NINE MONTHS ENDED JUNE 30, 2005, COMPARED WITH NINE MONTHS ENDED JUNE 30, 2004

RESULTS OF OPERATIONS

Nine months ended June 30,	2004	2005	Change
(dollars in millions, except per share amounts)

Sales	$11,495	12,662	10%
Gross Profit	$4,077	4,514	11%
Percent of sales	35.5%	35.6%
SG&A	$2,421	2,672
Percent of sales	21.1%	21.1%
Other deductions, net	$174	154
Interest expense, net	$160	158
Pretax earnings	$1,322	1,530	16%
Net earnings	$903	1,003	11%

EPS	$2.14	2.39	12%

Net earnings and EPS for 2005 include a $58 million charge ($0.14 per share) for repatriation under the American Jobs Creation Act.

Net sales for the nine months ended June 30, 2005, were $12,662 million, an increase of $1,167 million, or 10 percent, over net sales of $11,495 million for the nine months ended June 30, 2004, with both U.S. and international sales contributing to this growth.  The consolidated results reflect a 5 percent ($535 million) increase in underlying sales, a 2 percent ($250 million) favorable impact from a stronger Euro and other currencies and a 3 percent ($382 million) positive impact from acquisitions.  The underlying sales increase of 5 percent for the first nine months was driven by a 4 percent increase in the United States and a total international sales increase of 5 percent, which primarily reflects growth of 10 percent in Asia and 12 percent in Latin America.  The Company estimates that the underlying growth primarily reflects an approximate 3 percent gain from volume, an approximate 1 percent impact from higher sales prices and an approximate 1 percent impact from market penetration gains.

Cost of sales for the first nine months of fiscal 2005 and 2004 were $8,148 million and $7,418 million, respectively.  Cost of sales as a percent of net sales was 64.4 percent in the first nine months of 2005, compared with 64.5 percent in the prior year period.  Gross profit was $4,514 million and $4,077 million for the nine months ended June 30, 2005 and 2004, respectively, resulting in gross profit margins of 35.6 and 35.5 percent, respectively.  The increase in the gross profit during the first nine months of 2005 primarily reflects higher sales volume and leverage of over $200 million, approximately $170 million from acquisitions and currency translation, as well as benefits realized from productivity improvements.  Across the Company, increases in sales prices were more than offset by higher costs for raw materials (particularly steel and copper).

Selling, general and administrative expenses for the nine months ended June 30, 2005 and 2004, were $2,672 million and $2,421 million, respectively, or 21.1 percent of sales for both periods. The increase of $251 million was primarily due to higher sales, including the effect of currency translation and acquisitions.

Other deductions, net were $154 million for the first nine months of fiscal 2005, a $20 million decrease from the $174 million for the same period in the prior year.  The first nine months of 2005 included an approximate $13 million gain from the sale of a manufacturing facility and an approximate $13 million gain for a payment received under the U.S. Continued Dumping and Subsidy Offset Act (Byrd Amendment), compared with a $2 million payment received in the prior year period. Payments under the Byrd Amendment are expected for at least another year.  The nine months ended June 30, 2005, also included approximately $11 million of lower losses on foreign exchange transactions and hedging contracts compared to the prior period.  The first nine months of 2004 included gains totaling $27 million related to the sale of shares in MKS Instruments and the Louisville Ladder investment.  For the nine months ended June 30, 2005, ongoing costs for the rationalization of

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

operations were $82 million, compared to $92 million in the prior year.  See notes 7 and 8 for further details regarding other deductions, net and rationalization costs.

Earnings before income taxes for the first nine months of 2005 increased $208 million, or 16 percent, to $1,530 million, compared to $1,322 million for the nine months ended June 30, 2004.  These earnings results reflect increases in three out of the five business segments, including $159 million in Process Management and $64 million in Industrial Automation, partially offset by the $27 million of gains in the prior year as discussed above.

Income taxes were $527 million and $419 million for the nine months ended June 30, 2005 and 2004, respectively.  The effective tax rate increased from 32 percent in the prior year to 34 percent for the first nine months of 2005.  The change in the tax rate is primarily due to a nearly 4 percentage point increase resulting from the $58 million tax impact in the third quarter of 2005 related to the one-time opportunity during 2005 to repatriate foreign earnings at a favorable rate under the American Jobs Creation Act.  See note 10 for further discussion regarding the impact of the Act.

Net earnings were $1,003 million and earnings per share were $2.39 (including the $0.14 per share negative impact from taxes related to repatriating earnings discussed above) for the nine months ended June 30, 2005, increases of 11 and 12 percent compared to net earnings and earnings per share of $903 million and $2.14, respectively, for the nine months ended June 30, 2004.  The 12 percent increase in earnings per share also reflects the purchase of treasury shares.

BUSINESS SEGMENTS

Process Management

Nine months ended June 30,	2004	2005	Change
(dollars in millions)

Sales	$2,679	3,032	13%
Earnings	$309	468	52%
Margin	11.5%	15.4%

Process Management segment sales increased 13 percent to $3,032 million in the first nine months of fiscal 2005, and earnings increased 52 percent, reflecting stronger market demand for capital goods (including process automation products and systems), penetration gains and acquisitions.  Nearly all of the businesses reported sales increases, with sales and earnings particularly strong for the valves and measurement businesses, due to growth in oil and gas projects, and expansion in China.  Underlying sales increased nearly 9 percent, excluding a nearly 2 percent contribution from the Metran and Tescom acquisitions and a 3 percent positive impact from currency translation.  The increase in underlying sales reflects 6 percent growth in the United States, 21 percent growth in Asia and 25 percent growth in Canada as well as a 10 percent gain in the Middle East.  Earnings for the first nine months of fiscal 2005 increased 52 percent to $468 million from $309 million in the prior year period.  The earnings increase reflects higher sales volume as well as leverage from higher sales and product mix, all of which are estimated to have contributed approximately 3 points ($106 million) to the margin improvement.  The earnings improvement also reflects $10 million in lower rationalization costs compared to the prior year.

Industrial Automation

Nine months ended June 30,	2004	2005	Change
(dollars in millions)

Sales	$2,162	2,421	12%
Earnings	$280	344	23%
Margin	12.9%	14.2%

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Sales in the Industrial Automation segment increased 12 percent to $2,421 million for the nine months ended June 30, 2005, with sales increases in all of the businesses and major geographic regions.  Underlying sales grew 8 percent, excluding a 4 percent positive impact from currency translation.  The underlying sales growth reflects a 10 percent increase in the United States and a 7 percent increase in international sales.  The international sales include 5 percent growth in Europe and 10 percent growth in Asia.  The underlying sales increase was due to growth in all of the businesses, with particular strength in the power generating alternator and the power transmission businesses, reflecting increased global industrial demand and an estimated 2 percent positive impact from higher sales prices.  Earnings increased 23 percent over the prior year nine-month period to $344 million, due to higher sales volume and leverage, as well as the approximate $13 million payment received from dumping duties related to the Byrd Amendment by the power transmission business in the current nine-month period, compared with a $2 million payment received in the prior year period.  The earnings increase was moderated by higher material costs (particularly for steel and copper), which more than offset higher sales prices.

Network Power

Nine months ended June 30,	2004	2005	Change
(dollars in millions)

Sales	$1,955	2,376	22%
Earnings	$206	242	17%
Margin	10.5%	10.2%

Network Power segment sales increased 22 percent to $2,376 million for the first nine months of 2005 compared to the prior year period, reflecting acquisitions and continued demand for power systems and precision cooling products, global services and OEM embedded power modules.  Acquisitions added 14 percent ($272 million) to the increase, currency had a 2 percent favorable impact, and underlying sales grew 6 percent. The underlying sales increase includes higher volume, and estimated penetration gains of approximately 3 percent, partially offset by an estimated 3 percent impact from lower sales prices.  Geographically, underlying sales reflect a 9 percent increase in the United States and an 11 percent increase in Asia (primarily China), partially offset by a 4 percent decrease in Europe. The growth in the United States reflects continued market demand for communications and enterprise computer equipment.  Earnings for the nine months ended June 30, 2005, increased 17 percent, from $206 million in the prior year to $242 million reflecting higher sales volume, leverage of approximately 1 point and benefits from prior period cost reductions.  The earnings increase and margin were impacted by negative price, net of material cost containment, negative product mix in the embedded power business, as well as margin dilution and integration costs relating to the Marconi acquisition.

Climate Technologies

Nine months ended June 30,	2004	2005	Change
(dollars in millions)

Sales	$2,239	2,216	(1%)
Earnings	$354	338	(5%)
Margin	15.8%	15.3%

Sales of the Climate Technologies segment were $2,216 million for the nine months ended June 30, 2005, compared to $2,239 million for the nine months ended June 30, 2004.  Excluding a 1 percent positive impact from currency translation, underlying sales were down 2 percent versus strong prior-year results, as higher sales prices and market share gains were offset by volume decreases due to inventory reductions by wholesalers in the United States and excess inventory in Europe and China. The underlying sales reflect a 2 percent decline in the United States, a 10 percent decline in Europe and a 3 percent decline in Asia, while sales in Latin America increased 35 percent off a smaller base.  Earnings from Climate Technologies operations decreased 5 percent during the first nine months of 2005 to $338 million due to negative impacts from lower sales volume, product mix and higher wage costs, partially offset by benefits from prior cost reduction efforts and lower rationalization costs compared to the prior year.  Higher sales prices substantially offset higher material costs.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Appliance and Tools

Nine months ended June 30,	2004	2005	Change
(dollars in millions)

Sales	$2,806	2,988	7%
Earnings	$399	397	(1%)
Margin	14.2%	13.3%

Appliance and Tools segment sales increased 7 percent to $2,988 million for the first nine months of 2005. This increase reflects 3 percent growth in underlying sales, an over 1 percent favorable impact from currency translation and an over 2 percent impact from the Do+Able and another acquisition. The underlying sales increase reflects an estimated 1 percent growth from volume and an approximately 3 percent positive impact from higher sales prices, partially offset by estimated market share losses of less than 1 percent.  Results for the first nine months were mixed across the businesses.  Strong growth in the consumer storage and disposer businesses resulted from strength in new and existing home markets, as evidenced by the strong growth in U.S. residential investment and higher demand at major retailers. Underlying sales in the United States grew 3 percent and international sales grew 2 percent during the first nine months of 2005. Earnings of the Appliance and Tools segment decreased 1 percent to $397 million from the prior year period primarily due to a $12 million negative impact from a quality issue with an appliance component in the first nine months of 2005.  In addition, higher raw material costs (particularly steel and copper in the motors business) and higher wage costs more than offset higher sales volume and prices, as well as $14 million in lower rationalization costs compared to the prior year.

FINANCIAL CONDITION

A comparison of key elements of the Company’s financial condition at the end of the third quarter as compared to the end of the prior fiscal year follows:

	September 30,	June 30,
	2004	2005

Working capital (in millions)	$2,077	1,795
Current ratio	1.5 to 1	1.3 to 1
Total debt to total capital	35.8%	38.1%
Net debt to net capital	27.0%	28.5%

The ratio of total debt to total capital has increased to 38.1 percent, or 1.6 percentage points above the 36.5 percent ratio for the prior year third quarter.  The Company’s long-term debt is rated A2 by Moody’s Investors Service and A by Standard and Poor’s. The Company’s interest coverage ratio (earnings before income taxes and interest expense, divided by interest expense) was 9.3 times for the nine months ended June 30, 2005, compared to 8.4 times for the same period in the prior year primarily due to higher earnings.

In March 2005, the Company entered into a $1 billion five-year revolving credit facility with various banks, which replaced a prior short-term facility of approximately $917 million. At the same time, the Company also amended its $1.83 billion revolving credit facility, which is effective until March 2009, to conform to the new facility.  There are no outstanding loans or letters of credit under either of these facilities. The Company has not previously incurred any borrowings under these or prior similar facilities, and has no current intention to do so now or in the foreseeable future. These facilities, and similar past facilities, are kept in place by the Company to support general corporate purposes, including commercial paper borrowings.  The credit facilities do not contain any financial covenants and are not subject to termination based on a change in credit ratings or a material adverse change.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Cash and equivalents increased by $218 million during the nine months ended June 30, 2005. Cash flow provided by operating activities of $1,308 million was down $182 million, or 12 percent, compared to $1,490 million in the prior year, reflecting higher net earnings which were more than offset by additional working capital necessary to support the higher levels of sales and the $140 million tax refund in the prior year related to the sale of Jordan stock including its Dura-Line operations in 2003. Operating cash flow of $1,308 million and the increase in net borrowings of $455 million were used primarily to pay dividends of $522 million, fund capital expenditures of $350 million (including unitary air conditioning scroll compressor capacity expansion in the United States and Asia), fund purchases of businesses of $192 million and fund treasury stock purchases of $481 million. For the nine months ended June 30, 2005, free cash flow of $958 million (operating cash flow of $1,308 million less capital expenditures of $350 million) was down 24 percent from free cash flow of $1,260 million (operating cash flow of $1,490 million less capital expenditures of $230 million) for the same period in the prior year, primarily due to increases in working capital and capital expenditures, partially offset by higher net earnings.

The Company is in a strong financial position, with total assets of $17 billion and stockholders’ equity of $7 billion, and has the resources available for reinvestment in existing businesses, strategic acquisitions and managing the capital structure on a short- and long-term basis.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment.”  FAS 123R requires recognizing compensation costs related to share-based payment transactions, including previously issued unvested awards outstanding upon adoption of the statement, primarily based on the grant-date fair value of the equity or liability instruments issued.  In addition, liability awards are remeasured based on their fair value each reporting period until settled.  Effective October 1, 2002, Emerson adopted the fair value method provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” and began expensing options granted, modified or settled after September 30, 2002, based on their fair value at date of grant over the vesting period, generally three years.  FAS 123R is not expected to have a material impact on the financial statements.

In March 2005, the Financial Accounting Standards Board published FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies the term “conditional asset retirement obligation” used in FASB Statement No. 143, “Accounting For Asset Retirement Obligations,” and when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company is in the process of analyzing the impact of FIN 47, which is effective for fiscal years ending after December 15, 2005.

In June 2005, the Financial Accounting Standards Board issued FASB Staff Position 143-1, “Accounting for Electronic Equipment Waste Obligations”.  FSP 143-1 provides guidance on accounting for obligations associated with the European Union’s Directive on Waste Electrical and Electronic Equipment (WEEE).  The Directive requires that producers of electrical and electronic equipment covered by the Directive finance the collection, treatment, recovery and environmentally sound disposal of WEEE from private households.   The Directive also requires that producers finance the WEEE costs for equipment sold to commercial users after August 13, 2005, while commercial users would be responsible for the WEEE obligation for equipment purchased prior to August 13, 2005, unless the equipment is subsequently replaced.  Each EU-member country is required to adopt the Directive as law by August 13, 2005.  FSP 143-1 requires commercial users to account for their WEEE obligation as an asset retirement liability in accordance with FAS 143.   FSP 143-1 is not expected to have a material impact on the financial statements.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

OUTLOOK

Based on the continued strength in the June 2005 orders coupled with the strong financial results in the first nine months of the year, sales growth for the year is expected to be between 9 percent and 11 percent.  Earnings per share for fiscal 2005 is expected to be in the range of $3.31 to $3.36, an increase of between 11 percent and 13 percent, reflecting the negative impact of 5 percent from the $0.14 per share tax charge for repatriating foreign earnings under the American Jobs Creation Act.  Rationalization of operations expense is estimated to be approximately $105 million to $115 million for fiscal 2005.  Operating cash flow is estimated to be $2.1 billion and capital expenditures are estimated to be $0.5 billion for 2005.

While pension costs are expected to increase $50 million in fiscal 2006, reductions in other costs should offset the pension increase.

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

Item 4. Controls and Procedures.

Emerson maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms. Based on an evaluation performed, the Company’s certifying officers have concluded that the disclosure controls and procedures were effective as of June 30, 2005, to provide reasonable assurance of the achievement of these objectives.

Notwithstanding the foregoing, there can be no assurance that the Company’s disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to disclose material information otherwise required to be set forth in the Company’s reports.

There was no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased (000s)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (000s)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (000s)
April 2005	543	$64.83	543	33,582

May 2005	1,350	$66.89	1,350	32,232

June 2005	1,870	$65.10	1,870	30,362

Total	3,763	$65.71	3,763	30,362

The Company’s Board of Directors authorized the repurchase of up to 40 million shares under the November 2001 program. The maximum number of shares that may yet be purchased under this program is 30.4 million.

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

EMERSON ELECTRIC CO.

Date: August 5, 2005	By	/s/ Walter J. Galvin

Walter J. Galvin
Senior Executive Vice President
and Chief Financial Officer

(on behalf of the registrant and
as Chief Financial Officer)