Form 10-K
period 2005-09-30
EMERSON ELECTRIC CO
filed 2005-11-22
CIK 32604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-278

EMERSON ELECTRIC CO.

(Exact name of registrant as specified in its charter)

Missouri	43-0259330
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8000 W. Florissant Ave. P.O. Box 4100 St. Louis, Missouri	63136
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (314) 553-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock of $0.50 par value per share	New York Stock Exchange Chicago Stock Exchange

Preferred Stock Purchase Rights	New York Stock Exchange Chicago Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes  ☐    No  ☒

Aggregate market value of the voting stock held by nonaffiliates of the registrant as of close of business on March 31, 2005: $27.0 billion.

Common stock outstanding at October 31, 2005: 410,815,314 shares.

Documents Incorporated by Reference

1.	Portions of Emerson Electric Co. 2005 Annual Report to Stockholders (Parts I and II).

2.	Portions of Emerson Electric Co. Notice of 2006 Annual Meeting of Stockholders and Proxy Statement (Part III).

PART I

Item 1.	Business

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

Emerson is organized into the following business segments, based on the nature of the products and services rendered:

•	Process Management, providing measurement, control and diagnostic capabilities for automated industrial processes producing items such as foods, medicines, power and fuels

•	Industrial Automation, bringing integrated manufacturing solutions to diverse industries worldwide

•	Network Power, providing power and environmental conditioning and reliability to help keep telecommunication systems, data networks and critical business applications continuously operating

•	Climate Technologies, enhancing household and commercial comfort as well as food safety and energy efficiency through air conditioning and refrigeration technology

•	Appliance and Tools, providing uniquely designed motors for a broad range of applications, appliances and integrated appliance solutions, and tools for both homeowners and professionals, as well as home and commercial storage systems

Sales, earnings before interest and income taxes, and total assets attributable to each segment for the three years ended September 30, 2005, are set forth in Note 16 of Notes to Consolidated Financial Statements of the 2005 Annual Report, which note is hereby incorporated by reference. Sales by segment were Process Management 24 percent, Industrial Automation 18 percent, Network Power 19 percent, Climate Technologies 17 percent, and Appliance and Tools 22 percent in 2005. Sales by geographic destination were United States 53 percent, Europe 22 percent, Asia 14 percent and other regions 11 percent in 2005. Information with respect to acquisition and divestiture activities by Emerson is set forth in Note 3 of Notes to Consolidated Financial Statements of the 2005 Annual Report, which note is hereby incorporated by reference.

PROCESS MANAGEMENT

The Process Management segment offers customers product technology as well as engineering and project management services for precision control, monitoring and asset optimization of plants that produce power or that process or treat such items as oil, natural gas and petrochemicals; food and beverages; pulp and paper; pharmaceuticals; and municipal water supplies. This array of products and services helps customers optimize their process plant capabilities in the areas of plant safety and reliability, and product quality and output. In 2005, sales by geographic destination for this segment were United States 35 percent, Europe 26 percent, Asia 19 percent and other regions 20 percent.

Process Management Systems and Software

Emerson’s Process Management systems and software control plant processes by collecting and analyzing information from measurement devices in the plant, and by using that information to adjust valves, pumps, motors, drives and other control hardware in the plant for maximum product quality and process efficiency.

Measurement and Analytical Instrumentation

Measurement instrumentation measures the physical properties of liquids or gases in a process stream, such as pressure, temperature, level, or rate and amount of flow, and communicates this information to the control system. Measurement technologies provided by Emerson include Coriolis direct mass flow, magnetic flow, differential pressure, ultralow-flow fluid measurement, temperature sensors and radar based tank gauging. Emerson measurement products also are used in custody transfer applications, such as the transfer of gasoline from a storage tank to a tanker truck, where precise metering of the amount of fluid transferred helps ensure accurate asset management.

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

PlantWeb® Digital Plant Architecture

Emerson’s PlantWeb digital plant architecture combines the technologies described above with the advantages of “intelligent” plant devices (valves and measurement instruments that have advanced diagnostic capabilities), open communication standards (non-proprietary digital protocols allowing the plant devices and the control system to “talk” with one another) and integrated modular software, not only to control the process better but also to collect and analyze valuable information about plant assets and processes. This capability gives customers the ability to detect or predict changes in equipment and process performance and the impact they can have on plant operations. The PlantWeb architecture provides the insight to improve plant availability and safety. PlantWeb also furnishes a platform to continually improve asset management and standards compliance, and to reduce startup, operations and maintenance costs.

Industry Services and Solutions

Emerson’s array of process automation and asset optimization services can improve automation project implementation time and costs, increase process availability and productivity, and reduce total cost of ownership. Global industry centers offer engineering and project management services to help customers extract maximum performance and reliability from their process equipment and automation assets. These centers serve industries such as oil and gas, pulp and paper, chemical, power, food and beverage, and life sciences. They also assist customers in diagnosing equipment problems and plant inefficiencies.

Distribution

The principal worldwide distribution channel for the Process Management segment is a direct sales force, although a network of independent sales representatives, and to a lesser extent, independent distributors purchasing these products for resale are also utilized. The majority of sales in the United States are made through a direct sales force with the remainder primarily through independent sales representatives. In Europe and Asia, sales are almost exclusively made through a direct sales force with the remainder split evenly between independent sales representatives and distributors.

Brands

Brands, service/trademarks and trade names within the Process Management segment include Emerson Process Management, AMS Suite, Asset Optimization, Baumann, Bettis, Brooks Instrument, CSI, Daniel, DeltaV, El-O-Matic, Fisher, Micro Motion, Mobrey, Ovation, PlantWeb, ROC, Rosemount, Saab Rosemount, Smart Process and Tescom.

INDUSTRIAL AUTOMATION

The Industrial Automation segment provides integrated manufacturing solutions to our customers at the source of manufacturing their own products. Products include motors, transmissions, alternators, fluid controls and materials joining equipment. Through these offerings, Emerson brings technology and enhanced quality to the customer’s final product. In 2005, sales by geographic destination for this segment were United States 43 percent, Europe 41 percent, Asia 8 percent and other regions 8 percent.

Motors and Drives

Emerson provides a broad line of gear drives that can be coupled to electric motors and used in a wide variety of manufacturing operations and products, from automobile assembly lines to escalators in shopping malls or supermarket checkout stations. Products in this category include alternating current (AC) and direct current (DC) electronic variable speed drives, servo motors, pump motors, drive control systems, integral horsepower motors (1 HP and above), fractional horsepower motors (less than 1 HP) and gear drives.

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

Materials Joining and Precision Cleaning

Emerson supplies both plastics joining technologies and equipment, and metal welding and joining processes to a diversified manufacturing customer base, including automotive, medical devices and toys. We also provide precision cleaning and liquid processing solutions to industrial and commercial manufacturers. Products include ultrasonic joining and cleaning equipment, linear and orbital vibration welding equipment, systems for hot plate welding, spin welding, and laser welding, and aqueous, semi-aqueous and vapor cleaning systems. Emerson also manufactures scientific equipment and supplies used in destructive materials analysis at manufacturing, laboratory and research facilities to perform quality control, failure analysis and material characterization.

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

Brands

Brands, service/trademarks and trade names within the Industrial Automation segment include Emerson Industrial Automation, Appleton, ASCO, ASCO Joucomatic, Branson Ultrasonics, Browning, Buehler, Control Techniques, Emerson Power Transmission, Kato Engineering, Kop-Flex, KVT, Leroy Somer, McGill, Morse, Numatics, O-Z/Gedney and Rollway.

NETWORK POWER

Emerson’s Network Power segment designs, manufactures, installs and maintains products providing “grid to chip” electric power conditioning, power reliability, environmental control and connectivity for telecommunications networks, data centers and other critical applications. Products in this segment include power systems, embedded power supplies, precision cooling, inbound power systems, and connectivity, along with 24-hour service. In 2005, sales by geographic destination for this segment were United States 47 percent, Europe 20 percent, Asia 23 percent and other regions 10 percent.

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

Precision Cooling

Emerson’s precision cooling products provide temperature and humidity control for computers, telecommunications and other sensitive equipment. These products range from 14,000 to 4 million BTUs in capacity and are available in up flow, down flow and overhead configurations.

Inbound Power Systems

Emerson inbound power technology provides reliable power systems which automatically transfer critical application loads from a utility to emergency back-up generators in the event of a blackout or brownout. Products include automatic transfer switches, paralleling and synchronizing gear and related distribution equipment and control systems.

Connectivity

Emerson supplies fiber and copper cable assemblies that provide connectivity to telecommunication central offices, data networking and high-end computing applications. The Company also designs, manufactures and sells cable television components, radio frequency (RF) connectors and wireless antenna structures that blend in with the environment and allow improved wireless signal transmission.

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

Brands

Brands, service/trademarks and trade names within the Network Power segment include Emerson Network Power, ASCO, ASCO Power Technologies, Astec Power, Control Concepts, Emerson Energy Systems, Engineered Endeavors, Fiber-Conn Assemblies, Liebert, Liebert Global Services, Liebert HIROSS, Lorain, Northern Technologies and VORTEX.

CLIMATE TECHNOLOGIES

The Climate Technologies segment provides products and services for all areas of the climate control industry, including residential, commercial and industrial heating and air conditioning, and commercial refrigeration. Our technology enables homeowners and businesses to better control their heating, air conditioning, and refrigeration systems for improved control and lower energy bills. This segment also digitally controls and remotely monitors refrigeration units in grocery stores and other food distribution outlets to enhance freshness and food safety. In 2005, sales by geographic destination for this segment were United States 63 percent, Europe 12 percent, Asia 16 percent and other regions 9 percent.

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

Commercial Refrigeration

Emerson’s technology is incorporated into equipment to refrigerate food and beverages in supermarkets, convenience stores, food service operations and refrigerated trucks and transport containers. Our refrigeration products are also used in industrial applications, such as environmental test chambers, and in medical applications, such as magnetic resonance imaging (MRI) machines. These products include compressors; precision flow controls; system diagnostics and controls that provide precise temperature management; and environmental control systems.

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

Brands

Brands, service/trademarks and trade names within the Climate Technologies segment include Emerson Climate Technologies, Alco Controls, Clive Samuels & Associates, Computer Process Controls, Copeland, Design Services Network, Emerson Climate Technologies Distribution Services, Emerson Climate Technologies Educational Services, Emerson Climate Technologies Flow Controls, Emerson Climate Technologies Retail Services, Fusite, Therm-O-Disc and White-Rodgers.

APPLIANCE AND TOOLS

Emerson’s Appliance and Tools segment includes a broad range of products and solutions in motors, appliances and components, tools and storage. In 2005, sales by geographic destination for this segment were United States 78 percent, Europe 14 percent, Asia 2 percent and other regions 6 percent.

Motors

Emerson provides a broad range of electric motors, controls and assemblies from fractional to several thousand horsepower output. Each of these products is designed to give our customers the quality, reliability, and energy efficiency needed in their specific applications. Emerson’s electric motors are used in a variety of home appliances. They include variable speed washer motors, horizontal and vertical axis washer motors, dryer motors, and motors for dishwashers. Our motors are also used in residential and commercial pumps, such as those provided in spas, pools and golf course watering equipment; in HVAC equipment, such as furnaces, compressors, condenser fans, heat pumps, cooling towers and commercial air handlers; in automotive components, such as electric power steering units; and in industrial, farming and mining applications, where we offer products such as explosion-proof motors, paint-free washdown motors and industrial severe duty motors.

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

Distribution

The principal worldwide distribution channel for the Appliance and Tools segment is direct sales forces. Motors and appliance components and solutions for original equipment manufacturers are sold almost exclusively worldwide through direct sales force networks. Independent distributors constitute the next most significant sales channel, with professional tools sold almost exclusively worldwide through distributors; and, to a lesser extent, independent sales representatives are utilized, particularly for storage solutions.

Brands

Brands, service/trademarks and trade names within the Appliance and Tools segment include Emerson Appliance Solutions, Emerson Heating Products, Emerson Motor Technologies, Emerson Professional Tools, Emerson Storage Solutions, ClosetMaid, Digital Appliance Controls, Do+Able, Emerson, In-Sink-Erator, Knaack, Mallory, METRO, RIDGID, Stack-A-Shelf, U.S. Electrical Motors and Weather Guard.

PRODUCTION

Emerson utilizes various production operations and methods. The principal production operations are metal stamping, forming, casting, machining, welding, plating, heat treating, painting and assembly. In addition, Emerson uses specialized production operations, including automatic and semiautomatic testing, automated material handling and storage, ferrous and nonferrous machining and special furnaces for heat treating and foundry applications. Management believes the equipment, machinery and tooling used in these processes are of modern design and are well maintained.

RAW MATERIALS AND ENERGY

Emerson’s major requirements for basic raw materials include steel, copper, cast iron, electronics, aluminum and brass and, to a lesser extent, plastics and other petroleum-based chemicals. Emerson has multiple sources of supply for each of its major requirements and is not significantly dependent on any one or a few suppliers.

The raw materials and various purchased components required for its products have generally been available in sufficient quantities. Emerson uses various forms of energy, principally natural gas and electricity, obtained from public utilities. A majority of the Company’s plants have the capability of being converted to use alternative sources of energy.

PATENTS, TRADEMARKS, LICENSES AND FRANCHISES

The Company has a number of patents, trademarks, licenses and franchises, obtained over a number of years and expiring at various times. While proprietary intellectual property is important to the Company, management believes the loss or expiration of any intellectual property right would not materially impact the Company or any of its segments.

BACKLOG

The estimated consolidated order backlog of the Company was $3,229 million and $2,566 million at September 30, 2005 and 2004, respectively. Nearly all of the September 30, 2005, consolidated backlog amount is expected to be shipped within one year. The estimated backlog by business segment at September 30, 2004 and 2005, follows (dollars in millions):

	2004	2005
Process Management	$1,155	1,478
Industrial Automation	303	390
Network Power	503	645
Climate Technologies	299	412
Appliance and Tools	306	304

Consolidated Order Backlog	$2,566	3,229

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

RESEARCH AND DEVELOPMENT

Costs associated with Company-sponsored research and development activities were $303 million, $280 million and $261 million in 2005, 2004 and 2003, respectively.

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

EMPLOYEES

Emerson and its subsidiaries had an average of approximately 114,200 employees during 2005. Management believes that the Company’s employee relations are favorable. Some of the Company’s employees are represented under collective bargaining agreements, but none of these agreements is considered significant.

DOMESTIC AND FOREIGN OPERATIONS

International sales were $8,179 million in 2005, $7,353 million in 2004 and $6,312 million in 2003, including U.S. exports of $998 million, $939 million and $893 million in 2005, 2004 and 2003, respectively. Although there are additional risks attendant to foreign operations, such as possible nationalization of facilities, currency fluctuations and restrictions on the movement of funds, Emerson’s financial position has not been materially affected thereby to date. See Note 16 of Notes to Consolidated Financial Statements of the 2005 Annual Report for further information with respect to foreign operations.

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

We are a company that, from time to time, seeks to grow through strategic acquisitions. In the past several years, we have made various acquisitions and entered into joint venture arrangements intended to complement or expand our business, and may continue to do so in the future. The success of these transactions will depend on our ability to integrate assets and personnel acquired in these transactions and to cooperate with our strategic partners. We may encounter difficulties in integrating acquisitions with our operations, and in managing strategic investments. Furthermore, we may not realize the degree, or timing, of benefits we anticipate when we first enter into a transaction. Any of the foregoing could adversely affect our business and results of operations.

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

At September 30, 2005, Emerson had approximately 275 manufacturing locations worldwide, of which approximately 160 were located outside the United States, primarily in Europe and to a lesser extent in Asia, Canada and Latin America. The approximate number of manufacturing locations by business segment are: Process Management, 55; Industrial Automation, 90; Network Power, 40; Climate Technologies, 40; and Appliance and Tools, 50. The majority of the locations are owned, with the remainder occupied under operating or capital leases. The Company considers its facilities suitable and adequate for the purposes for which they are used.

Item 3.	Legal Proceedings

The information regarding legal proceedings set forth in Note 12 of Notes to Consolidated Financial Statements of the 2005 Annual Report is hereby incorporated by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended September 30, 2005.

Executive Officers of the Registrant

The following sets forth certain information as of December 2005 with respect to Emerson’s executive officers. Fiscal Year column indicates the first year the executive served as an officer of the Company. These officers have been elected or appointed to terms which will expire February 7, 2006:

Name	Position	Age	Fiscal Year
D. N. Farr*	Chairman of the Board, Chief Executive Officer and President	50	1985

W. J. Galvin	Senior Executive Vice President and Chief Financial Officer	59	1984

E. L. Monser	Chief Operating Officer	55	2002

C. A. Peters	Senior Executive Vice President	50	1990

R. J. Schlueter	Vice President and Chief Accounting Officer	51	1992

W. W. Withers	Executive Vice President, Secretary and General Counsel	65	1989

* Also chairman of the Executive Committee of the Board of Directors.

There are no family relationships among any of the executive officers and directors.

David N. Farr has been Chief Executive Officer since October 2000 and was also appointed Chairman of the Board in September 2004 and appointed the additional title of President in November 2005. Walter J. Galvin was appointed Senior Executive Vice President in October 2004 and has been Chief Financial Officer since 1993. Prior to his current position, Mr. Galvin was Executive Vice President from February 2000 to October 2004. Edward L. Monser was appointed Chief Operating Officer in November 2001. Prior to his current position, Mr. Monser was appointed President of the Company’s Rosemount Inc. subsidiary in 1996. Charles A. Peters has been Senior Executive Vice President since October 2000. Richard J. Schlueter has been Vice President Accounting since 1999 and was also appointed Chief Accounting Officer in February 2003. W. Wayne Withers was appointed Executive Vice President in October 2004. Prior to his current position, Mr. Withers was Senior Vice President from 1989 to October 2004, and he has been Secretary and General Counsel since November 1989.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information regarding the market for the Company’s common stock, quarterly market price ranges and dividend payments set forth in Note 18 of Notes to Consolidated Financial Statements of the 2005 Annual Report is hereby incorporated by reference. There were approximately 28,780 stockholders of record at September 30, 2005.

The Company awarded a total of 44,277 restricted shares of its common stock to a limited number of senior executives of a business acquired by the Company in the fourth quarter of 2005 in connection with their continued employment. The shares were issued pursuant to the Company’s 1997 Incentive Shares Plan. The issuance was exempt from registration as a private offering under Section 4(2) of the Securities Act of 1933 or does not constitute a sale.

Repurchases of equity securities during the fourth quarter of 2005 are listed in the following table.

Period	(a) Total Number of Shares Purchased (000s)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (000s)	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (000s)
July 2005	100	$62.83	100	30,262
August 2005	1,220	$67.41	1,220	29,042
September 2005	1,480	$68.35	1,480	27,562
Total	2,800	$67.74	2,800	27,562

The Company’s Board of Directors authorized the repurchase of up to 40 million shares under the November 2001 program. The maximum number of shares that may yet be purchased under this program is 27.6 million.

Item 6.	Selected Financial Data

Years ended September 30

(Dollars in millions except per share amounts)

	2001 (a)	2002 (b)	2003	2004	2005 (c)
Net sales	$15,311	13,748	13,958	15,615	17,305
Earnings from continuing operations	$1,049	1,076	1,013	1,257	1,422
Earnings before cumulative effect of change in accounting principle	$1,032	1,060	1,089	1,257	1,422
Earnings from continuing operations per common share (basic)	$2.47	2.57	2.42	3.00	3.43
Earnings from continuing operations per common share (diluted)	$2.44	2.56	2.41	2.98	3.40
Earnings before cumulative effect of change in accounting principle per common share (diluted)	$2.40	2.52	2.59	2.98	3.40
Cash dividends per common share	$1.53	1.55	1.57	1.60	1.66
Long-term debt	$2,256	2,990	3,733	3,136	3,128
Total assets	$15,046	14,545	15,194	16,361	17,227

The operating results of Dura-Line are classified as discontinued operations for 2001-2003 in the table above. See Note 3 of Notes to Consolidated Financial Statements of the 2005 Annual Report for information regarding the Company’s acquisition and divestiture activities.

(a) Fiscal 2001 includes a charge of $260 million ($0.61 per share) of which $248 million ($0.58 per share) was reported in continuing operations, primarily for the disposition of facilities and exiting of product lines.

(b) Fiscal 2002 earnings and per share amounts are before a cumulative effect of a change in accounting principle of $938 million ($2.24 per basic share, or $2.23 per diluted share) related to the adoption of FAS 142.

(c) Fiscal 2005 includes a tax expense of $63 million ($0.15 per share) related to the one-time opportunity to repatriate foreign earnings under the American Jobs Creation Act of 2004. See Note 13 of Notes to Consolidated Financial Statements of the 2005 Annual Report for additional information.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information appearing under “Overview”, “Results of Operations”, “Financial Position, Capital Resources and Liquidity” and “Critical Accounting Policies” and the “Safe Harbor Statement” in the 2005 Annual Report are hereby incorporated by reference.

Non-GAAP Financial Measures

To supplement Emerson’s financial information presented in accordance with generally accepted accounting principles (GAAP), management uses additional measures, including non-GAAP financial measures as such term is defined in Regulation G under the rules of the Securities Exchange Commission, to clarify and enhance understanding of past performance and prospects for the future. These measures may exclude, for example, the impact of unique items (acquisitions, divestitures, one-time gains and losses) or items outside of management’s control (foreign currency exchange rates).

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

Earnings and earnings per share excluding the 2005 tax expense for earnings repatriation provides additional insight into the underlying operating performance of the Company which facilitates comparison excluding the earnings impact of the one-time opportunity to repatriate earnings at a favorable tax rate.

Free cash flow (operating cash flow less capital expenditures) is an indicator of the Company’s cash generating capabilities after considering investments in capital assets necessary to maintain and enhance existing operations. Operating cash flow adds back non-cash depreciation expense to earnings and thereby does not reflect a charge for necessary capital expenditures.

While Emerson believes these non-GAAP financial measures are useful in evaluating the Company, this information should be considered as supplemental in nature and not as a substitute for or superior to the related financial information prepared in accordance with GAAP. Further, these non-GAAP financial measures may differ from similarly titled measures presented by other companies.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Information appearing under “Financial Instruments” in the 2005 Annual Report is hereby incorporated by reference.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements of the Company and its subsidiaries and the report thereon of KPMG LLP in the 2005 Annual Report are hereby incorporated by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Emerson maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified under the SEC’s rules and forms. Based on an evaluation performed, the Company’s certifying officers have concluded that the disclosure controls and procedures were effective as of September 30, 2005, to provide reasonable assurance of the achievement of these objectives.

Notwithstanding the foregoing, there can be no assurance that the Company’s disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company’s reports.

There was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s report on internal control over financial reporting, and the related report of the Company’s independent auditor, KPMG LLP, a registered public accounting firm, appearing in the 2005 Annual Report are hereby incorporated by reference.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information regarding nominees and directors appearing under “Nominees and Continuing Directors” in the Emerson Electric Co. Notice of Annual Meeting of Stockholders and Proxy Statement for the February 2006 annual stockholders’ meeting (the “2006 Proxy Statement”) is hereby incorporated by reference. Information regarding executive officers is set forth in Part I of this report. Information appearing under “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2006 Proxy Statement is hereby incorporated by reference. Information regarding the Audit Committee and Audit Committee Financial Expert appearing under “Board of Directors and Committees” in the 2006 Proxy Statement is hereby incorporated by reference.

Emerson has adopted a Code of Ethics that applies to the Company’s chief executive officer, chief financial officer, chief accounting officer and controller; has posted such Code of Ethics on its Internet web site; and intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K by posting such information on its Internet web site. Emerson has adopted Charters for its Audit Committee, Compensation and Human Resources Committee and Corporate Governance and Nominating Committee and a Code of Business Ethics for directors, officers and employees, which are available on its Internet web site and are available in print to any shareholder who requests them. Emerson has also adopted Corporate Governance Principles and Practices, which are available on its Internet web site and are available in print to any shareholder who requests them. The Company’s Internet web site may be accessed as follows: www.gotoemerson.com, Investor Relations, Corporate Governance.

Item 11.	Executive Compensation

Information appearing under “Director Compensation” and “Executive Compensation” in the 2006 Proxy Statement is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information regarding beneficial ownership of shares by nominees and continuing directors, named executive officers and by all directors and executive officers as a group appearing under “Nominees and Continuing Directors” in the 2006 Proxy Statement is hereby incorporated by reference. The information regarding equity compensation plans appearing under “Equity Compensation Plan Information” in the 2006 Proxy Statement is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions

Information appearing under “Certain Business Relationships and Transactions” in the 2006 Proxy Statement is hereby incorporated by reference.

Item 14.	Principal Accounting Fees and Services

Information appearing under “Fees Paid to KPMG LLP” in the 2006 Proxy Statement is hereby incorporated by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

A) Documents filed as a part of this report:

1.	The consolidated financial statements of the Company and its subsidiaries and the report thereon of KPMG LLP in the 2005 Annual Report.

2.	Financial Statement Schedules

All schedules are omitted because they are not required, not applicable or the information is given in the financial statements or notes thereto contained in the 2005 Annual Report.

3.	Exhibits (Listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

3(a)	Restated Articles of Incorporation of Emerson Electric Co., incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended March 31, 2001, Exhibit 3(a); Termination of Designated Shares of Stock and Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock, incorporated by reference to Emerson Electric Co. 1998 Form 10-K, File No. 1-278, Exhibit 3(a).

3(b)	Bylaws of Emerson Electric Co., as amended through October 4, 2005, incorporated by reference to Emerson Electric Co. Form 8-K dated October 4, 2005, Exhibit 3.1.

4(a)	Indenture dated as of April 17, 1991, between Emerson Electric Co. and The Boatmen’s National Bank of St. Louis, Trustee, incorporated by reference to Emerson Electric Co. Registration Statement on Form S-3, File No. 33-62545, Exhibit 4.1.

4(b)	Indenture dated as of December 10, 1998, between Emerson Electric Co. and The Bank of New York, Trustee, incorporated by reference to Emerson Electric Co. 1998 Form 10-K, File No. 1-278, Exhibit 4(b).

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

10(a)*

1991 Stock Option Plan, as amended, incorporated by reference to Emerson Electric Co. 1997 Form

10-K, File No. 1-278, Exhibit 10(e) and Amendment No. 1 thereto, incorporated by reference to Emerson Electric Co. 2000 Form 10-K, File No. 1-278, Exhibit 10(c).

10(b)*	Third Amendment to the Emerson Electric Co. 1993 Incentive Shares Plan, as restated, incorporated by reference to Emerson Electric Co. 1996 Form 10-K, File No. 1-278, Exhibit 10(g), and Fourth Amendment thereto, incorporated by reference to Emerson Electric Co. 2001 Form 10-K, Exhibit 10(d).

10(c)*	Emerson Electric Co. Continuing Compensation Plan for Non-Management Directors, incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended June 30, 2002, Exhibit 10(e).

10(d)*	Deferred Compensation Plan for Non-Employee Directors, as amended, incorporated by reference to Emerson Electric Co. 1994 Form 10-K, File No. 1-278, Exhibit 10(k).

10(e)*	First Amendment to the Emerson Electric Co. Supplemental Executive Retirement Plan, incorporated by reference to Emerson Electric Co. 1999 Form 10-K, File No. 1-278, Exhibit 10(h), and Form of Change of Control Election, incorporated by reference to Emerson Electric Co. Form 8-K dated October 1, 2004, Exhibit 10.9.

10(f)*	Fifth Amendment to the Supplemental Executive Savings Investment Plan, incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended March 31, 1999, File No. 1-278, Exhibit 10(j), and Form of Participation Agreement and Form of Annual Election, incorporated by reference to Emerson Electric Co. Form 8-K dated October 1, 2004, Exhibit 10.8.

10(g)*	Annual Incentive Plan incorporated by reference to Emerson Electric Co. 2000 Proxy Statement dated December 8, 1999, File No. 1-278, Appendix A, and Form of Deferral and Change of Control Election, incorporated by reference to Emerson Electric Co. Form 8-K dated October 1, 2004, Exhibit 10.7.

10(h)*	1997 Incentive Shares Plan, incorporated by reference to Emerson Electric Co. 1997 Proxy Statement dated December 6, 1996, File No. 1-278, Exhibit A, and First Amendment thereto, incorporated by reference to Emerson Electric Co. 2001 Form 10-K, Exhibit 10(j), Form of Performance Share Award Certificate and Form of Acceptance of Award and Change of Control Election, incorporated by reference to Emerson Electric Co. Form 8-K dated October 1, 2004, Exhibit 10.5, and Form of Restricted Shares Award Agreement, incorporated by reference to Emerson Electric Co. Form 8-K dated October 1, 2004, Exhibit 10.6.

10(i)*	1998 Stock Option Plan, incorporated by reference to Emerson Electric Co. 1998 Proxy Statement dated December 12, 1997, File No. 1-278, Appendix A, and Amendment No. 1 thereto, incorporated by reference to Emerson Electric Co. 2000 Form 10-K, File No. 1-278, Exhibit 10(l), Form of Notice of Grant of Stock Options and Option Agreement and Form of Incentive Stock Option Agreement, incorporated by reference to Emerson Electric Co. Form 8-K dated October 1, 2004, Exhibit 10.1, and Form of Notice of Grant of Stock Options and Option Agreement and Form of Nonqualified Stock Option Agreement, incorporated by reference to Emerson Electric Co. Form 8-K dated October 1, 2004, Exhibit 10.2.

10(j)*

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

10(k)*	Emerson Electric Co. Description of Split Dollar Life Insurance Program Transition, incorporated by reference to Emerson Electric Co. Form 8-K dated August 31, 2005, Exhibit 10.1.

10(l)*	Long-Term Credit Agreement dated as of March 11, 2005, incorporated by reference to Emerson Electric Co. Form 8-K dated March 17, 2005, Exhibit 10.1.

10(m)*	Long-Term Credit Agreement dated as of March 12, 2004, incorporated by reference to Emerson Electric Co. Form 8-K dated March 17, 2005, Exhibit 10.2, and Amendment No. 1 to Long-Term Credit Agreement of March 12, 2004, dated March 11, 2005, incorporated by reference to Emerson Electric Co. Form 8-K dated March 17, 2005, Exhibit 10.3.

10(n)*	Emerson Electric Co. Restricted Stock Plan for Non-Management Directors, incorporated by reference to Emerson Electric Co. 2005 Proxy Statement dated December 8, 2004, Appendix B, and Form of Award Letter under the Emerson Electric Co. Restricted Stock Plan for Non-Management Directors, incorporated by reference to Emerson Electric Co. Form 8-K dated February 1, 2005, Exhibit 10.2.

10(o)*	Description of Non-Management Director Compensation, incorporated by reference to Emerson Electric Co. Form 8-K dated October 4, 2005, Exhibit 10.1.

10(p)*	Description of Named Executive Officer Compensation, incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ender December 31, 2004, Exhibit 10.1.

12	Ratio of Earnings to Fixed Charges.

13	Portions of Emerson Electric Co. Annual Report to Stockholders for the year ended September 30, 2005, incorporated by reference herein.

21	Subsidiaries of Emerson Electric Co.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney.

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

* Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERSON ELECTRIC CO.

By	/s/ W. J. Galvin
W. J. Galvin
Senior Executive Vice President and Chief Financial Officer

Date: November 22, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on November 22, 2005, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ D. N. Farr D. N. Farr	Chairman of the Board, Chief Executive Officer, President and Director

/s/ W. J. Galvin W. J. Galvin	Senior Executive Vice President, Chief Financial Officer and Director

/s/ R. J. Schlueter R. J. Schlueter	Vice President and Chief Accounting Officer

* A. A. Busch III	Director

* D. C. Farrell	Director

* C. Fernandez G.	Director

* A. F. Golden	Director

* R. B. Horton	Director

* G. A. Lodge	Director

* V. R. Loucks, Jr.	Director

* J. B. Menzer	Director

* C. A. Peters	Director

* J. W. Prueher	Director

* R. L. Ridgway	Director

* By	/s/ W. J. Galvin
W. J. Galvin
Attorney-in-fact

INDEX TO EXHIBITS

Exhibits are listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K.

Exhibit No.	Exhibit
12	Ratio of Earnings to Fixed Charges

13	Portions of Emerson Electric Co. Annual Report to Stockholders for the year ended September 30, 2005, incorporated by reference herein

21	Subsidiaries of Emerson Electric Co.

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney

31	Certifications pursuant to Exchange Act Rule 13a-14(a)

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350

See Item 15(A) 3. for a list of exhibits incorporated by reference.