Form 10-Q
period 2005-12-31
EMERSON ELECTRIC CO
filed 2006-02-07
CIK 32604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No (  )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer     (X)             Accelerated Filer (  )             Non-Accelerated Filer (  )

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes (  ) No (X)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common stock of $0.50 par value per share outstanding at January 31, 2006: 411,409,059 shares.

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

EMERSON ELECTRIC CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

THREE MONTHS ENDED DECEMBER 31, 2004 AND 2005

(Dollars in millions except per share amounts; unaudited)

	Three Months Ended December 31,
	2004	2005

Net Sales	$3,970	4,548

Costs and expenses:
Cost of sales	2,558	2,955
Selling, general and administrative expenses	872	950
Other deductions, net	52	23
Interest expense (net of interest income of $8 and $5, respectively)	54	50

Earnings before income taxes	434	570

Income taxes	137	171

Net earnings	$297	399

Basic earnings per common share	$0.71	0.97

Diluted earnings per common share	$0.70	0.96

Cash dividends per common share	$0.415	0.445

See accompanying Notes to Consolidated Financial Statements.

FORM 10-Q

EMERSON ELECTRIC CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in millions except per share amounts; unaudited)

	September 30, 2005	December 31, 2005

ASSETS
Current assets
Cash and equivalents	$1,233	624
Receivables, less allowances of $76 and $80, respectively	3,256	3,222
Inventories	1,813	1,942
Other current assets	535	501

Total current assets	6,837	6,289

Property, plant and equipment, net	3,003	2,969

Other assets
Goodwill	5,479	5,477
Other	1,908	1,891

Total other assets	7,387	7,368

	$17,227	16,626

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term borrowings and current maturities of long-term debt	$970	453
Accounts payable	1,841	1,738
Accrued expenses	1,839	1,648
Income taxes	281	260

Total current liabilities	4,931	4,099

Long-term debt	3,128	3,128

Other liabilities	1,768	1,782

Stockholders’ equity
Preferred stock of $2.50 par value per share Authorized 5,400,000 shares; issued – none
Common stock of $0.50 par value per share	-	-
Authorized 1,200,000,000 shares; issued 476,677,006 shares; outstanding 410,651,564 shares and 411,184,609 shares, respectively	238	238
Additional paid in capital	120	132
Retained earnings	10,199	10,415
Accumulated other comprehensive income	(65)	(85)
Cost of common stock in treasury, 66,025,442 shares and 65,492,397 shares, respectively	(3,092)	(3,083)

Total stockholders’ equity	7,400	7,617

	$17,227	16,626

See accompanying Notes to Consolidated Financial Statements.

FORM 10-Q

EMERSON ELECTRIC CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED DECEMBER 31, 2004 AND 2005

(Dollars in millions; unaudited)

	Three Months Ended December 31,
	2004	2005

Operating activities
Net earnings	$297	399
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	137	141
Changes in operating working capital	(203)	(263)
Other	30	42

Net cash provided by operating activities	261	319

Investing activities
Capital expenditures	(92)	(101)
Purchases of businesses, net of cash and equivalents acquired	(28)	(57)
Other	(3)	(5)

Net cash used in investing activities	(123)	(163)

Financing activities
Net increase (decrease) in short-term borrowings	139	(262)
Proceeds from long-term debt	2	-
Principal payments on long-term debt	(15)	(254)
Dividends paid	(175)	(183)
Purchases of treasury stock	(26)	(41)
Other	9	(17)

Net cash used in financing activities	(66)	(757)

Effect of exchange rate changes on cash and equivalents	67	(8)

Increase (decrease) in cash and equivalents	139	(609)

Beginning cash and equivalents	1,346	1,233

Ending cash and equivalents	$1,485	624

Changes in operating working capital
Receivables	$7	24
Inventories	(82)	(125)
Other current assets	9	55
Accounts payable	(158)	(90)
Accrued expenses	(63)	(111)
Income taxes	84	(16)

	$(203)	(263)

See accompanying Notes to Consolidated Financial Statements.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Notes to Consolidated Financial Statements

1.	The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation of the results for the interim periods presented. These adjustments consist of normal recurring accruals. The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required for annual financial statements presented in conformity with generally accepted accounting principles. For further information refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2005. Certain prior year amounts have been reclassified to conform to the current year presentation.

2.	Reconciliations of weighted average common shares for basic earnings per common share and diluted earnings per common share follow (shares in millions):

	Three Months Ended December 31,
	2004	2005

Basic	418.1	409.8
Dilutive shares	3.8	3.8

Diluted	421.9	413.6

3.	Comprehensive income is summarized as follows (dollars in millions):

	Three Months Ended December 31,
	2004	2005

Net earnings	$297	399
Foreign currency translation adjustments and other	293	(20)

	$590	379

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

4.	Other Financial Information (dollars in millions):

	September 30, 2005	December 31, 2005
Inventories
Finished products	$711	785
Raw materials and work in process	1,102	1,157

	$1,813	1,942

Property, plant and equipment, net
Property, plant and equipment, at cost	$7,356	7,384
Less accumulated depreciation	4,353	4,415

	$3,003	2,969

Goodwill
Process Management	$1,699	1,692
Industrial Automation	997	1,007
Network Power	1,780	1,772
Climate Technologies	380	385
Appliance and Tools	623	621

	$5,479	5,477

Changes in the goodwill balances since September 30, 2005, are primarily due to additions from acquisitions in the Industrial Automation segment ($19 million) and the Climate Technologies segment ($4 million), as well as from the translation of non-U.S. currencies to the U.S. dollar.

Other assets, other
Pension plans	$925	897
Intellectual property and customer relationships	310	315
Equity and other investments	248	262
Capitalized software	157	150
Leveraged leases	116	114
Other	152	153

	$1,908	1,891

Product warranty liability	$174	172

Other liabilities
Deferred income taxes	$567	548
Retirement plans	336	334
Postretirement plans, excluding current portion	325	332
Minority interest	142	148
Other	398	420

	$1,768	1,782

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

5.	Net periodic pension expense is summarized as follows (dollars in millions):

	Three Months Ended December 31,
	2004	2005
Service cost	$17	20
Interest cost	44	44
Expected return on plan assets	(59)	(57)
Net amortization	20	29

	$22	36

Net postretirement plan expense is summarized as follows (dollars in millions):

	Three Months Ended December 31,
	2004	2005
Service cost	$1	2
Interest cost	6	6
Net amortization	6	7

	$13	15

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

6.	Effective October 1, 2002, Emerson adopted the fair value method provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Under the Standard’s prospective method of adoption, options granted, modified or settled after September 30, 2002, are expensed based on their fair value at date of grant over the vesting period, generally three years. Previously, the Company accounted for options pursuant to Accounting Principles Board Opinion No. 25, and no expense was recognized. Effective July 1, 2005, Emerson adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123R), under the Standard’s modified prospective method, and FAS 123R did not have a material impact on the financial statements. The following table illustrates the effect on net earnings and earnings per share if the fair value based method had been applied to all outstanding and unvested awards for the three months ended December 31, 2004 (dollars in millions, except per share amounts):

Three Months Ended December 31, 2004
Net earnings, as reported	$297

Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	17

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	19

Pro forma net earnings	$295

Earnings per share:
Basic - as reported	$0.71
Basic - pro forma	$0.71

Diluted - as reported	$0.70
Diluted - pro forma	$0.70

7.	Other deductions, net are summarized as follows (dollars in millions):

	Three Months Ended December 31,
	2004	2005
Other deductions, net
Rationalization of operations	$29	12
Amortization of intangibles	6	9
Other	43	26
Gains	(26)	(24)

	$52	23

For the three months ended December 31, 2005, Other included approximately $12 million of lower losses on foreign exchange transactions and hedging contracts compared to the prior period. For the three months ended December 31, 2005 and 2004, the Company recorded gains of approximately $18 million and $13 million, respectively, for payments received under the U.S. Continued Dumping and Subsidy Offset Act (Byrd Amendment). Also, for the three months ended December 31, 2004, the Company recorded an approximate $13 million gain from the sale of a manufacturing facility which was exited in 2004.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

8.	The change in the liability for rationalization of operations during the three months ended December 31, 2005, follows (dollars in millions):

	September 30, 2005	Expense	Paid /Utilized	December 31, 2005
Severance and benefits	$22	2	6	18
Lease/contract terminations	11	1	2	10
Vacant facility and other shutdown costs	-	3	2	1
Start-up and moving costs	-	6	6	-

	$33	12	16	29

Rationalization of operations by business segment is summarized as follows (dollars in millions):

	Three Months Ended December 31,
	2004	2005

Process Management	$5	2
Industrial Automation	4	2
Network Power	12	3
Climate Technologies	2	1
Appliance and Tools	6	4

	$29	12

Rationalization of operations decreased in all business segments during the three months ended December 31, 2005, compared to the prior year period as the costs were related primarily to completing actions initiated in the prior year. Industrial Automation segment includes start-up and moving costs related to shifting certain motor production in Western Europe to Eastern Europe, China and Mexico to leverage costs and remain competitive on a global basis. Network Power segment includes mainly severance and vacant facility costs related to the consolidation of certain power systems operations in North America and the consolidation of administrative facilities in Europe to obtain operational synergies. Appliance and Tools segment includes start-up and moving costs related to the shifting of certain tool and motor manufacturing operations from the United States and Western Europe to China and Mexico in order to consolidate facilities and improve profitability.

Including the $12 million of rationalization costs incurred during the three months ended December 31, 2005, the Company expects rationalization expense for the entire 2006 fiscal year to total approximately $80 million to $95 million, including the costs to complete actions initiated before the end of the first quarter and actions anticipated to be approved and initiated during the remainder of the year.

Rationalization actions during the first quarter of 2005 included the following. Process Management segment included severance and plant closure costs related to a valve plant due to consolidating operations within North America, as well as several other cost reduction actions. Network Power segment included severance and lease termination costs related to certain power systems operations in Western Europe shifting to China and Eastern Europe in order to leverage product platforms and lower production and engineering costs to remain competitive on a global basis. This segment also included severance and start-up and moving costs related to the consolidation of North American power systems operations into the Marconi operations acquired in 2004. Appliance and Tools segment included severance, plant closure costs and start-up and moving costs related to consolidating various industrial and hermetic motor manufacturing facilities for operational efficiency. Severance costs in this segment also related to shifting certain appliance control operations from the United States to Mexico and China in order to consolidate facilities and improve profitability.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

9.	Summarized information about the Company’s operations by business segment follows (dollars in millions):

	Sales		Earnings
Three months ended December 31,	2004	2005	2004	2005
Process Management	$962	1,097	130	176
Industrial Automation	796	860	120	143
Network Power	773	939	67	108
Climate Technologies	604	748	86	102
Appliance and Tools	938	1,040	119	120

	4,073	4,684	522	649
Differences in accounting methods			33	40
Corporate and other			(67)	(69)
Eliminations/Interest	(103)	(136)	(54)	(50)

Net sales/Earnings before income taxes	$3,970	4,548	434	570

Intersegment sales of the Appliance and Tools segment for the three months ended December 31, 2005 and 2004, respectively, were $117 million and $87 million.

10.	Subsequent to December 31, 2005, the Company entered into an agreement to acquire Artesyn Technologies, Inc. for approximately $500 million in cash (net of cash to be acquired). Artesyn is a global manufacturer of advanced power conversion equipment and board-level computing solutions for infrastructure applications in telecommunication and data-communication systems. The transaction is subject to Artesyn shareholder and regulatory approvals. Artesyn has annual revenue of approximately $420 million and will be included in the Network Power segment.

In addition, on January 31, 2006, the Company acquired Knürr AG of Germany for approximately $96 million (including assumed debt). Knürr is a manufacturer of indoor and outdoor enclosure systems and cooling technologies for telecommunications, electronics and computing equipment. Knürr has annual revenue of approximately $150 million and will be included in the Network Power segment.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Items 2 and 3. Management’s Discussion and Analysis of Results of Operations and Financial Condition.

OVERVIEW

The Company’s results for the first quarter of fiscal 2006 were strong, with sales and earnings for all of the business segments increasing over the prior year. The Network Power, Process Management and Climate Technologies businesses had strong performances and drove gains in a favorable economic environment as gross fixed investment expanded during the first quarter. Strong growth in the United States and Asia, a modest gain in Europe and 2005 acquisitions contributed to the first quarter results. Foreign currency translation had a slightly unfavorable impact in the first quarter. Profit margins remained strong primarily due to leverage on higher sales volume and benefits from previous rationalization actions. Emerson’s financial position remains strong and the Company continues to generate substantial cash flow.

THREE MONTHS ENDED DECEMBER 31, 2005, COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 2004

RESULTS OF OPERATIONS

Three months ended December 31,	2004	2005	Change
(dollars in millions, except per share amounts)

Sales	$3,970	4,548	15%
Gross Profit	$1,412	1,593	13%
Percent of sales	35.6%	35.0%
SG&A	$872	950
Percent of sales	22.0%	20.9%
Other deductions, net	$52	23
Interest expense, net	$54	50
Pretax earnings	$434	570	31%
Net earnings	$297	399	35%
Percent of sales	7.5%	8.8%

EPS	$0.70	0.96	37%

Net sales for the quarter ended December 31, 2005, were $4,548 million, an increase of $578 million, or 15 percent, over net sales of $3,970 million for the quarter ended December 31, 2004, with both U.S. and international sales contributing to this growth. The consolidated results reflect increases in all five business segments, with a 14 percent ($532 million) increase in underlying sales (which exclude acquisitions and the impact of translation of non-U.S. currencies to the U.S. dollar), a 3 percent ($116 million) positive impact from acquisitions and a 2 percent ($70 million) unfavorable impact from foreign currency translation. The underlying sales increase of 14 percent for the first quarter was driven by an 18 percent increase in the United States and a 9 percent increase in total international sales. The strong U.S. demand was driven by the favorable economic environment, market share gains, anticipatory purchases in the Climate Technologies segment, and to some extent, the Gulf Coast hurricanes. The international sales growth primarily reflects increases of 16 percent in Asia and 4 percent in Europe. The Company estimates that the underlying growth primarily reflects a more than 10 percent gain from volume, a more than 2 percent impact from market penetration gains and an approximate 1 percent impact from higher sales prices.

Cost of sales for the first quarter of fiscal 2006 and 2005 were $2,955 million and $2,558 million, respectively. Cost of sales as a percent of net sales was 65.0 percent in the first quarter of 2006, compared with 64.4 percent in the first quarter of 2005. Gross profit was $1,593 million and $1,412 million for the first quarters ended December 31, 2005 and 2004, respectively, resulting in gross profit margins of 35.0 percent and 35.6 percent. The lower margin reflects unfavorable product mix and higher pension costs, which were partially offset by the increase in volume and leverage on higher sales, as well as benefits realized from productivity improvements. Increases in sales prices more than offset higher raw material costs.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Selling, general and administrative (SG&A) expenses for the first quarter of 2006 were $950 million, or 20.9 percent of sales, compared with $872 million, or 22.0 percent of sales, for the first quarter of 2005. The increase of $78 million was largely due to the increase in variable costs on higher sales. The reduction in SG&A as a percent of sales was primarily the result of leveraging fixed costs on higher sales.

Other deductions, net were $23 million for the first quarter of 2006, a $29 million decrease from the $52 million for the same period in the prior year. The three months ended December 31, 2005, included approximately $12 million of lower losses on foreign exchange transactions and hedging contracts compared to the prior year. For the three months ended December 31, 2005, ongoing costs for the rationalization of operations were $12 million, compared to $29 million in the prior year, which reflects a lower level of activity due to the favorable economic environment. See notes 7 and 8 for further details regarding other deductions, net and rationalization costs.

Earnings before income taxes for the first quarter of 2006 increased $136 million, or 31 percent, to $570 million, compared to $434 million for the first quarter of 2005. The earnings results predominantly reflect increases of $46 million in the Process Management, $41 million in the Network Power and $23 million in the Industrial Automation business segments.

Income taxes were $171 million and $137 million for the three months ended December 31, 2005 and 2004, respectively, resulting in effective tax rates of 30 percent and 32 percent, respectively. The decrease in the effective tax rate primarily reflects the resolution of tax items during the quarter. The effective tax rate for the entire fiscal year 2006 is expected to be between 30 percent and 31 percent.

Net earnings were $399 million and earnings per share were $0.96 for the three months ended December 31, 2005, increases of 35 percent and 37 percent, respectively, compared to $297 million and $0.70 for the three months ended December 31, 2004. The 37 percent increase in earnings per share also reflects the purchase of treasury shares.

BUSINESS SEGMENTS

Process Management

Three months ended December 31,	2004	2005	Change
(dollars in millions)

Sales	$962	1,097	14%
Earnings	$130	176	36%
Margin	13.5%	16.1%

In the first quarter of fiscal 2006, Process Management segment sales increased 14 percent, on higher volume and acquisitions, to $1,097 million, and earnings increased 36 percent. Nearly all of the businesses reported sales increases, with sales and earnings particularly strong for the measurement, valves and regulators businesses due to worldwide growth in oil and gas projects and expansion in China. Underlying sales increased 13 percent, excluding a 3 percent ($32 million) contribution from the Tescom and Mobrey acquisitions and an over 2 percent ($23 million) negative impact from foreign currency translation. The underlying sales increase reflects growth in all major geographic regions, including 21 percent growth in the United States, 13 percent growth in Asia and nearly 5 percent growth in Europe compared with the prior year. First quarter earnings (defined as earnings before interest and income taxes) increased 36 percent to $176 million from $130 million in the prior year. The increase reflects higher sales volume and leverage, which together are estimated to have contributed approximately 3 percentage points to the margin improvement. The earnings improvement also reflects savings from prior cost reduction efforts, which were offset by higher wages and benefits (pension).

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Industrial Automation

Three months ended December 31,	2004	2005	Change
(dollars in millions)

Sales	$796	860	8%
Earnings	$120	143	20%
Margin	15.0%	16.6%

Sales in the Industrial Automation segment increased 8 percent to $860 million for the three months ended December 31, 2005, with sales increases in nearly all of the businesses and major geographic areas, reflecting the favorable economic environment for capital goods. The first quarter results show growth in nearly all of the businesses, with particular strength in the power generating alternator, electrical distribution and fluid power and control businesses, reflecting increased global industrial demand and an estimated 2 percent positive impact from higher sales prices. Underlying sales grew 7 percent, excluding a 4 percent ($33 million) favorable impact from the Numatics and Saftronics acquisitions and a 3 percent ($25 million) negative impact from foreign currency translation. The increase in underlying sales reflects a 10 percent increase in U.S. sales and a 5 percent international sales growth, with 15 percent growth in Asia and 2 percent growth in Europe. Earnings increased 20 percent over the prior year quarter to $143 million, reflecting higher sales prices, leverage from higher sales and benefits from prior cost reduction efforts. The earnings increase was aided by an $18 million payment received by the power transmission business from dumping duties related to the Byrd Amendment in the current quarter, compared with a $13 million payment received in the prior year first quarter. Payments under the Byrd Amendment are expected for at least another year. These benefits to earnings were partially offset by higher material, wage and benefit (pension) costs.

Network Power

Three months ended December 31,	2004	2005	Change
(dollars in millions)

Sales	$773	939	21%
Earnings	$67	108	61%
Margin	8.7%	11.5%

Network Power segment sales increased 21 percent to $939 million for the first quarter of 2006 compared to the prior year, reflecting continued demand in the power systems, embedded power and precision cooling businesses. Underlying sales grew 21 percent, excluding a 1 percent ($11 million) increase from acquisitions and a 1 percent ($9 million) unfavorable impact from foreign currency translation. The underlying sales growth of 21 percent reflects an approximate 14 percent gain from higher volume and an estimated 9 percent impact from market penetration gains, which were partially offset by an estimated 2 percent impact from lower sales prices. Geographically, underlying sales reflects a 26 percent increase in the United States, a 35 percent growth in Asia (primarily China) and a 6 percent increase in Europe. The U.S. growth reflects the substantial investment in communications and non-residential computer equipment. The Company continues to build upon its Emerson Network Power China division resulting in market penetration in China and other Asian markets. Earnings of $108 million increased $41 million, or 61 percent, from the prior year reflecting higher sales volume and leverage of approximately 4 percentage points, as well as benefits from prior cost reduction efforts and a $9 million reduction in rationalization costs versus the prior year. The earnings increase was impacted by negative sales prices, partially offset by material cost containment, and negative product mix in the embedded power business.

Climate Technologies

Three months ended December 31,	2004	2005	Change
(dollars in millions)

Sales	$604	748	24%
Earnings	$86	102	18%
Margin	14.3%	13.7%

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Sales in the Climate Technologies segment increased 24 percent to $748 million for the quarter ended December 31, 2005. Excluding a nearly 1 percent ($4 million) negative impact from foreign currency translation, underlying sales increased 25 percent largely due to strong demand in the air-conditioning business, increased demand in the refrigeration business and an estimated 3 percent positive impact from higher sales prices. Higher material costs more than offset higher prices. The air-conditioning compressor business was very strong in the first quarter primarily due to demand relating to the transition in the United States to higher efficiency standards that became effective January 23, 2006. The Company estimates its OEM customers purchased approximately $100 million of legacy products in anticipation of the efficiency standard change, which could negatively impact results in subsequent periods. The underlying sales reflect a 40 percent increase in the United States and a 4 percent increase in international sales, with 10 percent growth in Europe and 15 percent growth in Latin America, while Asia declined 7 percent compared with the prior year. Earnings from Climate Technologies operations increased 18 percent during the quarter to $102 million primarily due to higher volume and leverage on higher sales. The profit margin was negatively impacted by higher material costs and material shortages resulting from higher than expected demand, higher wage costs resulting from the surge in sales of air-conditioning compressors, as well as unfavorable product mix. The Company approved plans for capacity expansion in Mexico that will produce next generation scroll design and hermetic motors for the North American market.

Appliance and Tools

Three months ended December 31,	2004	2005	Change
(dollars in millions)

Sales	$938	1,040	11%
Earnings	$119	120	1%
Margin	12.7%	11.5%

The Appliance and Tools segment sales increased 11 percent to $1,040 million in the first quarter of 2006. This increase reflects an approximate 7 percent growth in underlying sales, a nearly 5 percent ($40 million) favorable impact from the Do+Able acquisition and a 1 percent ($9 million) negative impact from foreign currency translation. The first quarter results were mixed across the businesses with most experiencing moderate to strong growth. The hermetic motors business was very strong due to the air conditioning demand discussed above. In addition, the appliance and commercial motors and the tools and storage businesses showed strong growth driven by the U.S. market. Growth in the storage businesses resulted from the continued strength in U.S. residential investment, higher demand at major retailers and market share gains. The underlying sales increase of 7 percent reflects an estimated 4 percent growth from volume, an approximate 2 percent positive impact from higher sales prices and an estimated 1 percent impact from market penetration gains. Underlying sales in the United States grew approximately 8 percent and total international sales grew approximately 6 percent during the quarter. Earnings of the Appliance and Tools segment were basically flat despite the higher volume. The increase in profit for the motors and appliance components businesses was offset by declines in the tools and storage businesses, reflecting customer penetration costs, new product costs and restructuring inefficiencies, including costs related to plant shutdown and ramp up of Mexican capacity in the motors and tools businesses. Overall, increases in sales prices were more than offset by higher material (particularly copper, steel and plastics), wage and benefit (pension) costs, diluting the profit margin.

FINANCIAL CONDITION

A comparison of key elements of the Company’s financial condition at the end of the first quarter as compared to the end of the prior fiscal year follows:

	September 30, 2005	December 31, 2005

Working capital (in millions)	$1,906	2,190
Current ratio	1.4 to 1	1.5 to 1
Total debt to total capital	35.6%	32.0%
Net debt to net capital	27.7%	27.8%

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

The ratio of total debt to total capital has been reduced to 32.0 percent, or 3.2 percentage points below the 35.2 percent ratio for the prior year first quarter. The Company’s long-term debt is rated A2 by Moody’s Investors Service and A by Standard and Poor’s. The Company’s interest coverage ratio (earnings before income taxes and interest expense, divided by interest expense) was 11.3 times for the three months ended December 31, 2005, compared to 7.9 times for the same period in the prior year primarily due to higher earnings.

Cash and equivalents decreased by $609 million during the three months ended December 31, 2005, primarily reflecting the reduction in short-term borrowings of $262 million and payments made on long-term debt of $254 million. Cash flow provided by operating activities of $319 million was up $58 million, or 22.3 percent, compared to $261 million in the prior year, reflecting higher net earnings. Operating cash flow of $319 million was used primarily to pay dividends of $183 million, fund capital expenditures of $101 million and fund purchases of businesses of $57 million. For the three months ended December 31, 2005, free cash flow of $218 million (operating cash flow of $319 million less capital expenditures of $101 million) was up 29.0 percent from free cash flow of $169 million (operating cash flow of $261 million less capital expenditures of $92 million) for the same period in the prior year, primarily due to higher net earnings.

The Company is in a strong financial position, with total assets of $17 billion and stockholders’ equity of $8 billion, and has the resources available for reinvestment in existing businesses, strategic acquisitions and managing the capital structure on a short- and long-term basis.

OUTLOOK

The pace of customer orders and overall business activity remains favorable. Based on the performance this quarter in conjunction with continued strong order rates, earnings per share for fiscal 2006 is expected to be in the range of $4.10 to $4.30 compared to the $3.40 earned in fiscal 2005. Earnings for fiscal 2006 are expected to be driven by an overall improvement in operating margins and an 8 percent to 11 percent increase in reported sales, before the impact of pending acquisitions. Rationalization of operations expense is estimated to be approximately $80 million to $95 million for fiscal 2006. Operating cash flow is estimated to be $2.3 billion to $2.5 billion and capital expenditures are estimated to be $0.6 billion for 2006.

This outlook considers the strong first quarter 2006 sales, earnings and earnings per share performance. Sequential quarterly percentage increases over the first quarter for the remainder of 2006 are not anticipated to be as sizable as historical seasonal trends due to these strong results. The first quarter results included benefits from anticipatory buying by OEM customers in the Climate Technologies segment, which could negatively impact future periods’ results, one-time gains, lower than average rationalization costs, and a favorable income tax rate.

Statements in this report that are not strictly historical may be “forward-looking” statements, which involve risks and uncertainties, and Emerson undertakes no obligation to update any such statement to reflect later developments. These include economic and currency conditions, market demand, pricing, and competitive and technological factors, among others which are set forth in the “Risk Factors” of Part I, Item 1, and the “Safe Harbor Statement” of Exhibit 13, to the Company’s Annual Report on Form 10-K for the year ended September 30, 2005, which are hereby incorporated by reference.

Item 4. Controls and Procedures

Emerson maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Company’s certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation performed, the Company’s certifying officers have concluded that the disclosure controls and procedures were effective as of December 31, 2005, to provide reasonable assurance of the achievement of these objectives.

Notwithstanding the foregoing, there can be no assurance that the Company’s disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company’s reports.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

There was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased (000s)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (000s)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (000s)

October 2005	100	$71.56	100	27,462

November 2005	51	$75.57	51	27,411

December 2005	250	$76.90	250	27,161

Total	401	$75.40	401	27,161

The Company’s Board of Directors authorized the repurchase of up to 40 million shares under the November 2001 program. The maximum number of shares that may yet be purchased under this program is 27.2 million as of December 31, 2005. The Company anticipates repurchasing approximately 6 million to 9 million shares under this program throughout the entire fiscal year 2006, depending on market conditions, the Company’s level of acquisition activity and other factors.

Item 6. Exhibits.

(a) Exhibits (Listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

3.1	Bylaws of Emerson Electric Co., as amended through October 4, 2005, incorporated by reference to Emerson Electric Co. Form 8-K dated October 4, 2005, Exhibit 3.1.

10.1	Description of Non-Management Director Compensation, incorporated by reference to Emerson Electric Co. Form 8-K dated October 4, 2005, Exhibit 10.1.

10.2	Letter Agreement effective as of November 1, 2005, by and between Emerson Electric Co. and James G. Berges, incorporated by reference to Emerson Electric Co. Form 8-K dated November 1, 2005, Exhibit 10.1.

10.3	Consulting Contract made and entered into as of November 1, 2005, by and between Emerson Electric Co. and James G. Berges, incorporated by reference to Emerson Electric Co. Form 8-K dated November 1, 2005, Exhibit 10.2.

12	Ratio of Earnings to Fixed Charges.

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMERSON ELECTRIC CO.

Date: February 7, 2006	By	/s/ Walter J. Galvin

Walter J. Galvin
Senior Executive Vice President and Chief Financial Officer

(on behalf of the registrant and as Chief Financial Officer)