Form 10-Q
period 2006-03-31
EMERSON ELECTRIC CO
filed 2006-05-04
CIK 32604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Large Accelerated Filer ☒  Accelerated Filer ☐   Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common stock of $0.50 par value per share outstanding at April 30, 2006: 410,463,266 shares.

FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2005 AND 2006
(Dollars in millions except per share amounts; unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2006	2005	2006
Net Sales	$4,227	4,852	8,197	9,400
Costs and expenses:
Cost of sales	2,725	3,118	5,283	6,073
Selling, general and administrative expenses	893	1,005	1,765	1,955
Other deductions, net	59	54	111	77
Interest expense (net of interest income of $9, $4, $17 and $9, respectively)	52	50	106	100

Earnings before income taxes	498	625	932	1,195

Income taxes	150	191	287	362

Net earnings	$348	434	645	833

Basic earnings per common share	$0.84	1.06	1.55	2.03

Diluted earnings per common share	$0.83	1.05	1.53	2.01

Cash dividends per common share	$0.415	0.445	0.830	0.890

See accompanying Notes to Consolidated Financial Statements.

FORM 10-Q

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions except per share amounts; unaudited)

	September 30,	March 31,
	2005	2006
ASSETS
Current assets
Cash and equivalents	$1,233	604
Receivables, less allowances of $76 and $83, respectively	3,256	3,404
Inventories	1,813	2,063
Other current assets	535	560

Total current assets	6,837	6,631

Property, plant and equipment, net	3,003	2,990

Other assets
Goodwill	5,479	5,636
Other	1,908	1,952

Total other assets	7,387	7,588
	$17,227	17,209
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term borrowings and current maturities of long-term debt	$970	412
Accounts payable	1,841	1,867
Accrued expenses	1,839	1,705
Income taxes	281	279

Total current liabilities	4,931	4,263

Long-term debt	3,128	3,132

Other liabilities	1,768	1,867

Stockholders’ equity
Preferred stock of $2.50 par value per share Authorized 5,400,000 shares; issued - none	—	—
Common stock of $0.50 par value per share Authorized 1,200,000,000 shares; issued 476,677,006 shares; outstanding 410,651,564 shares and 411,178,999 shares, respectively	238	238
Additional paid in capital	120	141
Retained earnings	10,199	10,665
Accumulated other comprehensive income	(65)	30
Cost of common stock in treasury, 66,025,442 shares and 65,498,007 shares, respectively	(3,092)	(3,127)

Total stockholders' equity	7,400	7,947
	$17,227	17,209

See accompanying Notes to Consolidated Financial Statements.

FORM 10-Q

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2005 AND 2006
(Dollars in millions; unaudited)

	Six Months Ended
	March 31,
	2005	2006
Operating activities
Net earnings	$645	833
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	276	294
Changes in operating working capital	(284)	(376)
Other	65	117

Net cash provided by operating activities	702	868

Investing activities
Capital expenditures	(232)	(214)
Purchases of businesses, net of cash and equivalents acquired	(97)	(269)
Other	(16)	13

Net cash used in investing activities	(345)	(470)

Financing activities
Net increase (decrease) in short-term borrowings	414	(311)
Proceeds from long-term debt	1	5
Principal payments on long-term debt	(17)	(257)
Dividends paid	(349)	(367)
Purchases of treasury stock	(227)	(111)
Other	15	15

Net cash used in financing activities	(163)	(1,026)

Effect of exchange rate changes on cash and equivalents	66	(1)

Increase (decrease) in cash and equivalents	260	(629)

Beginning cash and equivalents	1,346	1,233

Ending cash and equivalents	$1,606	604

Changes in operating working capital
Receivables	$(97)	(90)
Inventories	(111)	(209)
Other current assets	(3)	18
Accounts payable	(44)	(4)
Accrued expenses	(67)	(84)
Income taxes	38	(7)
	$(284)	(376)

See accompanying Notes to Consolidated Financial Statements.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Notes to Consolidated Financial Statements

1.
The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation of the results for the interim periods presented. These adjustments consist of normal recurring accruals. The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required for annual financial statements presented in conformity with generally accepted accounting principles. For further information refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2005. Certain prior year amounts have been reclassified to conform to the current year presentation.

2.	Reconciliations of weighted average common shares for basic earnings per common share and diluted earnings per common share follow (shares in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2006	2005	2006
Basic	417.0	410.5	417.6	410.1
Dilutive shares	3.9	4.0	3.8	3.9
Diluted	420.9	414.5	421.4	414.0

3.	Comprehensive income is summarized as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2006	2005	2006
Net earnings	$348	434	645	833
Foreign currency translation adjustments and other	(30)	115	263	95
	$318	549	908	928

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

4.	Other Financial Information (dollars in millions):

	September 30,	March 31,
	2005	2006
Inventories
Finished products	$711	852
Raw materials and work in process	1,102	1,211
	$1,813	2,063

During the second quarter of fiscal 2006, the Company recorded an $11 million reduction in cost of sales related to achieving consistency in methods for capitalizing plant overhead into inventory.

Property, plant and equipment, net
Property, plant and equipment, at cost	$7,356	7,500
Less accumulated depreciation	4,353	4,510
	$3,003	2,990

Goodwill
Process Management	$1,699	1,779
Industrial Automation	997	1,019
Network Power	1,780	1,826
Climate Technologies	380	388
Appliance and Tools	623	624
	$5,479	5,636

Changes in the goodwill balances since September 30, 2005, are primarily due to additions from acquisitions in the Process Management segment ($79 million), the Network Power segment ($41 million), and the Industrial Automation segment ($26 million), as well as from the translation of non-U.S. currencies to the U.S. dollar. Third-party valuations of assets are in-process; thus, the allocations of the purchase prices are subject to refinement.

Other assets, other
Pension plans	$925	872
Intellectual property and customer relationships	310	367
Equity and other investments	248	297
Capitalized software	157	151
Leveraged leases	116	114
Other	152	151
	$1,908	1,952

Product warranty liability	$174	174

Other liabilities
Deferred income taxes	$567	577
Retirement plans	336	311
Postretirement plans, excluding current portion	325	339
Minority interest	142	160
Other	398	480
	$1,768	1,867

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

5.	Net periodic pension expense is summarized as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2006	2005	2006
Service cost	$16	21	33	41
Interest cost	44	49	88	93
Expected return on plan assets	(59)	(57)	(118)	(114)
Net amortization	20	31	40	60
	$21	44	43	80

Net periodic pension expense for the three months and six months ended March 31, 2006, includes a pretax charge of $9 million in the second quarter related to statutorily mandated Mexican termination benefits.

Net postretirement plan expense is summarized as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2006	2005	2006
Service cost	$2	2	3	4
Interest cost	6	7	12	13
Net amortization	5	10	11	17
	$13	19	26	34

Net postretirement plan expense for the three months and six months ended March 31, 2006, includes a pretax charge of $5 million in the second quarter related to a division’s retiree medical plan design.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

6.
Effective October 1, 2002, Emerson adopted the fair value method provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Under the Standard’s prospective method of adoption, options granted, modified or settled after September 30, 2002, are expensed based on their fair value at date of grant over the vesting period, generally three years. Previously, the Company accounted for options pursuant to Accounting Principles Board Opinion No. 25, and no expense was recognized. Effective July 1, 2005, Emerson adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123R), under the Standard’s modified prospective method, and FAS 123R did not have a material impact on the financial statements. The following table illustrates the effect on net earnings and earnings per share if the fair value based method had been applied to all outstanding and unvested awards for the three and six months ended March 31, 2005 (dollars in millions, except per share amounts):

	Three Months Ended	Six Months Ended
	March 31, 2005	March 31, 2005
Net earnings, as reported	$348	645
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	14	31
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	14	33
Pro forma net earnings	$348	643

Earnings per share:
Basic - as reported	$0.84	1.55
Basic - pro forma	$0.84	1.55

Diluted - as reported	$0.83	1.53
Diluted - pro forma	$0.83	1.53

7.	Other deductions, net are summarized as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2006	2005	2006
Other deductions, net
Rationalization of operations	$28	22	57	34
Amortization of intangibles	7	10	13	19
Other	24	28	67	54
Gains	—	(6)	(26)	(30)
	$59	54	111	77

For the six months ended March 31, 2006, Other included approximately $7 million of lower losses on foreign exchange transactions and hedging contracts compared to the prior year period. For the six months ended March 31, 2006 and 2005, the Company recorded gains of approximately $18 million and $13 million, respectively, for payments received under the U.S. Continued Dumping and Subsidiary Offset Act (Byrd Amendment). During the second quarter of 2006, the Company sold approximately 800,000 shares of MKS Instruments, Inc., a publicly-traded company, and continues to hold approximately 8.5 million shares; the Company recorded a pretax gain of $6 million. For the six months ended March 31, 2005, the Company recorded a pretax gain of $13 million related to the sale of a manufacturing facility which was vacated in 2004.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

8.	The change in the liability for rationalization of operations during the six months ended March 31, 2006, follows (dollars in millions):

	September 30,			March 31,
	2005	Expense	Paid / Utilized	2006
Severance and benefits	$22	15	15	22
Lease/contract terminations	11	2	1	12
Vacant facility and other shutdown costs	—	4	3	1
Start-up and moving costs	—	13	13	—
	$33	34	32	35

Rationalization of operations by business segment is summarized as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2006	2005	2006
Process Management	$4	1	9	3
Industrial Automation	4	3	8	5
Network Power	10	3	22	6
Climate Technologies	3	8	5	9
Appliance and Tools	6	7	12	11
Corporate	1	-	1	-
	$28	22	57	34

Rationalization of operations decreased in nearly all of the business segments for the six months ended March 31, 2006, compared to the prior year period as the costs were related primarily to completing actions initiated in prior periods. Industrial Automation segment includes start-up and moving costs related to shifting certain motor production in Western Europe to Eastern Europe, China and Mexico to leverage costs and remain competitive on a global basis. Network Power segment includes mainly severance, start-up and vacant facility costs related to the consolidation of certain power systems operations in North America and the consolidation of administrative operations in Europe to obtain operational synergies. Climate Technologies segment includes severance related to the movement of temperature sensors and controls production from Western Europe to China in order to improve profitability. Appliance and Tools segment includes primarily severance and start-up and moving costs related to the shifting of certain tool and motor manufacturing operations from the United States and Western Europe to China and Mexico in order to consolidate facilities and improve profitability.

Including the $34 million of rationalization costs incurred during the six months ended March 31, 2006, the Company expects rationalization expense for the entire 2006 fiscal year to total approximately $85 million to $95 million, including the costs to complete actions initiated before the end of the second quarter and actions anticipated to be approved and initiated during the remainder of the year.

Rationalization actions during the first six months of 2005 included the following. Process Management segment included severance and plant closure costs related to consolidation of analytical instrumentation plants within Europe and consolidation of valve operations within North America, as well as several other cost reduction actions. Network Power segment included severance and lease termination costs related to certain power systems operations in Western Europe shifting to China and Eastern Europe in order to leverage product platforms and lower production and engineering costs to remain competitive on a global basis. This segment also included severance and start-up and moving costs related to the consolidation of North American power systems operations into the Marconi operations acquired in 2004. Appliance and Tools segment included severance, plant closure costs and start-up and moving costs related to consolidating various industrial and hermetic motor manufacturing facilities for operational efficiency. Severance costs in this segment also related to shifting certain appliance control operations from the United States to Mexico and China in order to consolidate facilities and improve profitability.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

9.	Summarized information about the Company's operations by business segment follows (dollars in millions):

	Sales		Earnings
Three months ended March 31,	2005	2006	2005	2006
Process Management	$1,009	1,143	154	190
Industrial Automation	799	931	106	131
Network Power	765	1,004	77	119
Climate Technologies	775	852	121	125
Appliance and Tools	1,011	1,072	134	151
	4,359	5,002	592	716
Differences in accounting methods			35	42
Corporate and other			(77)	(83)
Eliminations/Interest	(132)	(150)	(52)	(50)

Net sales/Earnings before income taxes	$4,227	4,852	498	625

Intersegment sales of the Appliance and Tools segment for the three months ended March 31, 2006 and 2005, respectively, were $132 million and $118 million.

	Sales		Earnings
Six months ended March 31,	2005	2006	2005	2006
Process Management	$1,971	2,240	284	366
Industrial Automation	1,595	1,791	226	274
Network Power	1,538	1,943	144	227
Climate Technologies	1,379	1,600	207	227
Appliance and Tool	1,949	2,112	253	271
	8,432	9,686	1,114	1,365
Differences in accounting methods			68	82
Corporate and other			(144)	(152)
Eliminations/Interest	(235)	(286)	(106)	(100)

Net sales/Earnings before income taxes	$8,197	9,400	932	1,195

Intersegment sales of the Appliance and Tools segment for the six months ended March 31, 2006 and 2005, respectively, were $249 million and $205 million.

10.
During the second quarter, the Company entered into an agreement to acquire Artesyn Technologies, Inc. for approximately $500 million in cash (net of cash to be acquired). Artesyn is a global manufacturer of advanced power conversion equipment and board-level computing solutions for infrastructure applications in telecommunication and data-communication systems. The transaction closed on April 28, 2006. Artesyn has annual revenue of approximately $420 million and will be included in the Network Power segment.

In addition, during the second quarter, the Company acquired Knürr AG of Germany for approximately $96 million (including assumed debt). Knürr is a manufacturer of indoor and outdoor enclosure systems and cooling technologies for telecommunications, electronics and computing equipment. Knürr has annual revenue of approximately $150 million and will be included in the Network Power segment.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Also, during the second quarter, the Company acquired Bristol Babcock for approximately $121 million. Bristol is a manufacturer of control and measurement equipment for oil and gas, water and wastewater, and power industries. Bristol has annual revenue of approximately $80 million and will be included in the Process Management segment.

Items 2 and 3. Management's Discussion and Analysis of Results of Operations and Financial Condition.

OVERVIEW

The Company’s results for the second quarter and first six months of fiscal 2006 were strong, with sales and earnings increasing for all of the business segments over the prior year periods. The Network Power, Process Management and Industrial Automation businesses had strong performances and drove gains in a favorable economic environment as gross fixed investment expanded during the first six months of fiscal 2006. Strong growth in the United States, Asia and Latin America, a moderate gain in Europe and acquisitions contributed to the second quarter results. Foreign currency translation had a slightly unfavorable impact in the second quarter and first six months of fiscal 2006. Profit margins remained strong, primarily due to leverage on higher sales volume and benefits from previous rationalization actions. Emerson's financial position remains strong and the Company continues to generate substantial cash flow.

THREE MONTHS ENDED MARCH 31, 2006, COMPARED WITH THREE MONTHS ENDED MARCH 31, 2005

RESULTS OF OPERATIONS

Three months ended March 31,	2005	2006	Change
(dollars in millions, except per share amounts)

Sales	$4,227	4,852	15%
Gross Profit	$1,502	1,734	15%
Percent of sales	35.5%	35.7%
SG&A	$893	1,005
Percent of sales	21.1%	20.7%
Other deductions, net	$59	54
Interest expense, net	$52	50
Pretax earnings	$498	625	26%
Net earnings	$348	434	25%
Percent of sales	8.2%	8.9%

EPS	$0.83	1.05	27%

Net sales for the quarter ended March 31, 2006, increased $625 million, or 15 percent, to $4,852 million, over net sales of $4,227 million for the quarter ended March 31, 2005, with both U.S. and international sales contributing to this growth. The consolidated results reflect increases in all five business segments, with a 14 percent ($562 million) increase in underlying sales (which exclude acquisitions and the impact of translation of non-U.S. currencies to the U.S. dollar), a 3 percent ($131 million) contribution from acquisitions and a 2 percent ($68 million) unfavorable impact from foreign currency translation. The increase in the underlying sales for the second quarter was driven by 15 percent growth in the United States and 12 percent growth in total international sales. The strong U.S. sales primarily reflect the favorable economic environment and market share gains. The international sales growth was led by increases in Asia (19 percent) and Latin America (33 percent). The Company estimates that the underlying growth primarily reflects an approximate 10 percent gain from volume, an estimated 3 percent impact from market penetration gains and a less than 1 percent increase from higher sales prices.

Cost of sales for the second quarter of fiscal 2006 and 2005 were $3,118 million and $2,725 million, respectively. Cost of sales as a percent of net sales was 64.3 percent in the second quarter of 2006, compared with 64.5 percent in the second quarter of 2005. Gross profit was $1,734 million and $1,502 million for the second quarters ended March 31, 2006 and 2005, respectively, resulting in gross profit margins of 35.7 percent and 35.5 percent. The increases in the gross profit and margin during the second quarter primarily reflect higher sales volume and leverage, as well as benefits realized from productivity improvements, which were partially offset by higher pension costs and unfavorable product mix. Sales price increases initiated over the past year are now offsetting the higher level of raw material costs. The Company continues to address commodity inflationary pressures (particularly copper and steel) with procurement initiatives and sales price actions as required.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Selling, general and administrative (SG&A) expenses for the second quarter of 2006 were $1,005 million, or 20.7 percent of sales, compared with $893 million, or 21.1 percent of sales, for the second quarter of 2005. The increase of $112 million was largely due to the increase in variable costs on higher sales. The reduction in SG&A as a percent of sales was primarily the result of leveraging fixed costs on higher sales.

Other deductions, net were $54 million for the second quarter of 2006, a $5 million decrease from the $59 million for the same period in the prior year. For the three months ended March 31, 2006, the Company recorded a pretax gain of approximately $6 million related to the sale of shares of MKS Instruments. See notes 7 and 8 for further details regarding other deductions, net and rationalization costs.

Earnings before income taxes for the second quarter of 2006 increased $127 million, or 26 percent, to $625 million, compared to $498 million for the second quarter of 2005. The earnings results primarily reflect increases of $42 million in the Network Power, $36 million in the Process Management and $25 million in the Industrial Automation business segments.

Income taxes were $191 million and $150 million for the three months ended March 31, 2006 and 2005, respectively. The effective tax rate increased from 30 percent in the prior year period to 31 percent for the second quarter of 2006. The effective tax rate for the entire fiscal year 2006 is expected to be between 30 percent and 31 percent.

Net earnings were $434 million and earnings per share were $1.05 for the three months ended March 31, 2006, increases of 25 percent and 27 percent, respectively, compared to $348 million and $0.83 for the three months ended March 31, 2005. The 27 percent increase in earnings per share also reflects the purchase of treasury shares.

BUSINESS SEGMENTS

Process Management

Three months ended March 31,	2005	2006	Change
(dollars in millions)

Sales	$1,009	1,143	13%
Earnings	$154	190	23%
Margin	15.3%	16.6%

During the second quarter of fiscal 2006, sales in the Process Management segment increased 13 percent to $1,143 million driven primarily by higher volume and acquisitions. Nearly all of the businesses in this segment achieved higher sales, with the measurement, valves and regulators businesses leading the overall sales increase. Sales and earnings (defined as earnings before interest and income taxes) were notably strong for these businesses due to worldwide growth in oil and gas projects. The second quarter growth also reflects a positive impact of approximately 1 percent from market penetration gains and less than 1 percent from higher sales prices. Underlying sales increased 12 percent, excluding a 3 percent ($35 million) contribution from the Tescom and Mobrey acquisitions and a 2 percent ($19 million) unfavorable impact from foreign currency translation. The underlying sales increase reflects growth in all of the major geographic regions compared with the prior year period, including the United States (14 percent), Asia (13 percent), and Latin America off of a smaller base (50 percent). Second quarter earnings increased 23 percent to $190 million from $154 million in the prior year. The increase reflects higher sales volume and leverage, which together are estimated to have contributed approximately 2 percentage points to the margin improvement. The earnings improvement also reflects savings from prior cost reduction efforts, which were offset by higher wages and benefits (pension).

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Industrial Automation

Three months ended March 31,	2005	2006	Change
(dollars in millions)

Sales	$799	931	17%
Earnings	$106	131	24%
Margin	13.3%	14.1%

Sales in the Industrial Automation segment increased 17 percent to $931 million for the three months ended March 31, 2006, reflecting the favorable economic environment for capital goods. Nearly all of the businesses in the segment reported higher sales. Robust activity in the oil, gas, mining and metals markets drove growth in the power generating alternator, power transmission and the electrical distribution businesses. The second quarter growth reflects increased global industrial demand, an estimated 2 percent positive impact from higher sales prices and an approximate 1 percent impact from market penetration gains. Underlying sales grew 14 percent, excluding a 7 percent ($53 million) contribution from the Numatics and Saftronics acquisitions and a 4 percent ($29 million) unfavorable impact from foreign currency translation. The underlying sales increase reflects growth in nearly all of the major geographic regions, including 22 percent growth in the United States and 8 percent growth internationally. The international sales growth was led by an increase of 9 percent in Europe. Earnings increased 24 percent over the prior year period to $131 million, reflecting higher sales prices, leverage from higher sales and benefits from prior cost reduction efforts, which were partially offset by higher material, wage and benefit (pension) costs and negative product mix.

Network Power

Three months ended March 31,	2005	2006	Change
(dollars in millions)

Sales	$765	1,004	31%
Earnings	$77	119	56%
Margin	10.0%	11.9%

The Network Power segment sales increased 31 percent to $1,004 million during the second quarter of 2006 compared to the prior year period, reflecting continued demand in the power systems, embedded power and precision cooling businesses. Underlying sales grew 28 percent, excluding a 4 percent ($30 million) contribution from acquisitions and a 1 percent ($4 million) unfavorable impact from foreign currency translation. The underlying sales growth of 28 percent reflects an approximate 21 percent gain from higher volume and an estimated 10 percent impact from market penetration gains, which were partially offset by an approximate 3 percent impact from lower sales prices. Geographically, the underlying sales increase reflects growth primarily in the United States (35 percent) and Asia (43 percent). The growth in the United States reflects strong demand in the computing and telecommunications markets and market share gains by the uninterruptible power supply and embedded power businesses. The Company also continues to build upon its Emerson Network Power China division resulting in market penetration in China and other Asian markets. Earnings of $119 million increased $42 million, or 56 percent, from the prior year period. Higher sales volume and leverage of approximately 5 percentage points, benefits from prior period cost reductions, as well as a $7 million reduction in rationalization costs versus the prior year period, were partially offset by price/cost pressures across the businesses in this segment and negative product mix in the embedded power business.

Climate Technologies

Three months ended March 31,	2005	2006	Change
(dollars in millions)

Sales	$775	852	10%
Earnings	$121	125	3%
Margin	15.7%	14.6%

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Sales in the Climate Technologies segment increased 10 percent to $852 million for the quarter ended March 31, 2006, reflecting continued demand in the air-conditioning and refrigeration businesses, an estimated 2 percent impact from market penetration gains and an approximate 1 percent positive impact from higher sales prices. Underlying sales increased 11 percent, excluding a 1 percent ($7 million) unfavorable impact from foreign currency translation. The air-conditioning compressor business continued to be strong in the second quarter primarily due to demand for the new, higher-efficiency standard products in the United States, as well as customer purchases of legacy products in anticipation of the efficiency standard change in the second quarter. The underlying sales increase reflects 12 percent growth in the United States and 9 percent growth internationally, which was led by a 24 percent increase in Europe, while Asia was down slightly. Earnings increased 3 percent during the quarter to $125 million primarily due to higher volume and leverage on higher sales. The profit margin was negatively impacted by higher rationalization costs of $5 million related to the temperature sensors and controls business, and higher material costs and shortages and higher wage costs due to very strong demand in air-conditioning compressors.

Appliance and Tools

Three months ended March 31,	2005	2006	Change
(dollars in millions)

Sales	$1,011	1,072	6%
Earnings	$134	151	13%
Margin	13.3%	14.1%

The Appliance and Tools segment sales increased 6 percent to $1,072 million in the second quarter of 2006. The sales increase represents 6 percent growth in underlying sales, a 1 percent ($13 million) contribution from the Do+Able acquisition and a 1 percent ($8 million) unfavorable impact from foreign currency translation. The second quarter results were mixed across the businesses with most experiencing moderate to strong growth, reflecting particular strength in the tools and hermetic motors businesses partially offset by softness in the appliance motor and component businesses. The hermetic and commercial motors and the tools and storage businesses showed strong growth driven by the U.S. market. The hermetic motors business was strong due to the air-conditioning demand discussed above. Growth in the tools and storage businesses was driven by demand in the non-residential construction markets. The underlying sales increase of 6 percent reflects an estimated 3 percent growth from volume, an approximate 2 percent positive impact from higher sales prices and an approximate 1 percent impact from market share gains. Underlying sales in the United States grew 6 percent and international sales grew 8 percent during the quarter. Earnings increased from $134 million in the prior year period to $151 million for the second quarter. The profit margin improved as the increases in sales prices, leverage on higher sales, and savings from prior cost reduction efforts more than offset higher material (particularly copper, steel and plastic), wage and benefit (pension) costs.

SIX MONTHS ENDED MARCH 31, 2006, COMPARED WITH SIX MONTHS ENDED MARCH 31, 2005

RESULTS OF OPERATIONS

Six months ended March 31,	2005	2006	Change
(dollars in millions, except per share amounts)

Sales	$8,197	9,400	15%
Gross Profit	$2,914	3,327	14%
Percent of sales	35.5%	35.4%
SG&A	$1,765	1,955
Percent of sales	21.5%	20.8%
Other deductions, net	$111	77
Interest expense, net	$106	100
Pretax earnings	$932	1,195	28%
Net earnings	$645	833	29%
Percent of sales	7.9%	8.9%

EPS	$1.53	2.01	31%

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Net sales for the six months ended March 31, 2006, increased $1,203 million, or 15 percent to $9,400 million, over net sales of $8,197 million for the six months ended March 31, 2005, with both U.S. and international sales contributing to this growth. The consolidated results reflect increases in all five business segments, with a 14 percent ($1,098 million) increase in underlying sales, a 3 percent ($244 million) contribution from acquisitions and a 2 percent ($139 million) unfavorable impact from foreign currency translation. The underlying sales increase of 14 percent for the first six months was driven by a 16 percent increase in the United States and a total international sales increase of 10 percent. The strong U.S. demand was driven by the favorable economic environment, market share gains, anticipatory customer purchases in the Climate Technologies segment, and to some extent, the Gulf Coast hurricanes. The international sales increase primarily reflects growth in Asia (18 percent) and Latin America (21 percent). The Company estimates that the underlying growth primarily reflects an approximate 10 percent gain from volume, an approximate 3 percent impact from market penetration gains and a less than 1 percent impact from higher sales prices.

Cost of sales for the first six months of fiscal 2006 and 2005 were $6,073 million and $5,283 million, respectively. Cost of sales as a percent of net sales was 64.6 percent in the first half of 2006, compared with 64.5 percent in the prior year period. Gross profit was $3,327 million and $2,914 million for the six months ended March 31, 2006 and 2005, respectively, resulting in gross profit margins of 35.4 percent and 35.5 percent. The increase in the gross profit during the first half of 2006 primarily reflects higher sales volume and leverage, as well as benefits realized from productivity improvements, which were partially offset by unfavorable product mix and higher pension costs. Sales price increases initiated over the past year are now offsetting the higher level of raw materials costs.

Selling, general and administrative expenses for the six months ended March 31, 2006, were $1,955 million, or 20.8 percent of sales, compared with $1,765 million, or 21.5 percent of sales, for the six months ended March 31, 2005. The increase of $190 million was primarily due to higher sales and acquisitions. The reduction in SG&A as a percent of sales was primarily the result of leveraging fixed costs on higher sales.

Other deductions, net were $77 million for the first half of fiscal 2006, a $34 million decrease from the $111 million for the same period in the prior year. The first six months of 2006 include an approximate $18 million gain for a payment received under the Byrd Amendment, compared with a $13 million payment received in the prior year period. Payments under the Byrd Amendment are expected for at least another year. The first six months of 2006 also include a gain of approximately $6 million related to the sale of shares in MKS Instruments. For the six months ended March 31, 2006, ongoing costs for the rationalization of operations were $34 million, compared to $57 million in the prior year. See notes 7 and 8 for further details regarding other deductions, net and rationalization costs.

Earnings before income taxes for the first six months of 2006 increased $263 million, or 28 percent, to $1,195 million, compared to $932 million for the six months ended March 31, 2005. The earnings results reflect increases in all five business segments, including $83 million in Network Power, $82 million in Process Management, and $48 million in Industrial Automation.

Income taxes were $362 million and $287 million for the six months ended March 31, 2006 and 2005, respectively. The effective tax rate decreased from 31 percent in the prior year period to 30 percent for the first half of 2006. The effective tax rate for the entire fiscal year 2006 is expected to be between 30 percent and 31 percent.

Net earnings were $833 million and earnings per share were $2.01 for the six months ended March 31, 2006, increases of 29 percent and 31 percent, respectively, compared to $645 million and $1.53 for the six months ended March 31, 2005. The 31 percent increase in earnings per share also reflects the purchase of treasury shares.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

BUSINESS SEGMENTS

Process Management

Six months ended March 31,	2005	2006	Change
(dollars in millions)

Sales	$1,971	2,240	14%
Earnings	$284	366	29%
Margin	14.4%	16.3%

During the first six months of fiscal 2006, the Process Management segment sales increased 14 percent, on higher volume and acquisitions, to $2,240 million, and earnings increased 29 percent. Nearly all of the businesses reported sales increases compared to the prior year period. Sales and earnings were particularly strong for the measurement, valves and regulators businesses due to worldwide growth in oil and gas projects and expansion in China. The results for the first six months of 2006 reflect an approximate 1 percent impact from market penetration gains and a less than 1 percent impact from higher sales prices. Underlying sales increased 13 percent, excluding a 3 percent ($67 million) contribution from the Tescom and Mobrey acquisitions and a 2 percent ($42 million) negative impact from foreign currency translation. The underlying sales increase reflects growth in all major geographic regions, including the United States (17 percent), Asia (13 percent), as well as Latin America (29 percent), compared with the prior year period. Earnings for the first six months of fiscal 2006 increased 29 percent to $366 million from $284 million in the prior year period. Higher sales volume and leverage drove the increase, and together are estimated to have contributed approximately 2 percentage points to the margin improvement. The earnings improvement also reflects savings from prior cost reduction efforts, which were offset by higher wages and benefits (pension).

Industrial Automation

Six months ended March 31,	2005	2006	Change
(dollars in millions)

Sales	$1,595	1,791	12%
Earnings	$226	274	22%
Margin	14.1%	15.3%

Sales in the Industrial Automation segment increased 12 percent to $1,791 million for the six months ended March 31, 2006. Sales grew in nearly all of the businesses and major geographic areas, reflecting the favorable economic environment for capital goods. The first six months’ results reflect growth in nearly all of the businesses, with particular strength in the power generating alternator, electrical distribution and power transmission businesses reflecting both increased global industrial demand and an approximate 2 percent positive impact from higher sales prices. Underlying sales grew 11 percent, excluding a nearly 5 percent ($83 million) contribution from the Numatics and Saftronics acquisitions and a 4 percent ($54 million) negative impact from foreign currency translation. Underlying sales grew 16 percent in the United States and 7 percent internationally. The increase in international sales primarily reflects growth in Europe (6 percent) and Asia (11 percent). Earnings increased 22 percent over the prior year six month period to $274 million, reflecting higher sales prices, leverage from higher sales volume and benefits from prior cost reduction efforts. The earnings increase was aided by an approximate $18 million payment received by the power transmission business from dumping duties related to the Byrd Amendment in the current six month period, compared with a $13 million payment received in the prior year period. Payments under the Byrd Amendment are expected for at least another year. These benefits to earnings were partially offset by higher material, wage and benefit (pension) costs.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Network Power

Six months ended March 31,	2005	2006	Change
(dollars in millions)

Sales	$1,538	1,943	26%
Earnings	$144	227	58%
Margin	9.3%	11.7%

The Network Power segment sales increased 26 percent to $1,943 million for the first six months of 2006 compared to the prior year period, reflecting continued demand in the power systems, embedded power and precision cooling businesses. Underlying sales grew 24 percent, excluding a 3 percent ($41 million) contribution from the Knürr, Chloride and Cooligy acquisitions and a 1 percent ($12 million) unfavorable impact from foreign currency translation. The underlying sales increase of 24 percent reflects an approximate 17 percent gain from higher volume and an estimated 10 percent impact from market penetration gains, which were partially offset by a more than 2 percent impact from lower sales prices. Geographically, underlying sales reflect a 39 percent increase in Asia and a 30 percent increase in the United States. The U.S. growth reflects strong demand for communications and non-residential computer equipment. The Company also continues to build upon its Emerson Network Power China division resulting in market penetration in China and other Asian markets. Earnings for the six months ended March 31, 2006, of $227 million increased $83 million, or 58 percent, from the prior year period reflecting higher sales volume and leverage of approximately 4 percentage points, as well as benefits from prior cost reduction efforts and a $16 million reduction in rationalization costs versus the prior year period. The earnings increase was impacted by negative sales prices, partially offset by material cost containment, and negative product mix in the embedded power business.

Climate Technologies

Six months ended March 31,	2005	2006	Change
(dollars in millions)

Sales	$1,379	1,600	16%
Earnings	$207	227	9%
Margin	15.1%	14.2%

Sales in the Climate Technologies segment increased 16 percent to $1,600 million for the six months ended March 31, 2006. Underlying sales increased 17 percent, excluding a nearly 1 percent ($11 million) negative impact from foreign currency translation, largely due to strong demand in the air-conditioning business, increased demand in the refrigeration business, an estimated 1 percent positive impact from higher sales prices and an approximate 1 percent impact from market penetration gains. Higher material costs more than offset higher sales prices. The air-conditioning compressor business was very strong in the first six months of fiscal 2006 primarily due to demand relating to the transition in the United States to higher efficiency standards that became effective January 23, 2006. The Company estimates its OEM customers purchased approximately $115 million of legacy products in anticipation of the efficiency standard change, which could negatively impact results in subsequent periods. The underlying sales reflect a 23 percent increase in the United States and a 7 percent increase in international sales, including 18 percent growth in Europe. Earnings increased 9 percent during the first six months of 2006 to $227 million due to higher volume, leverage on higher sales and prior cost reduction efforts. The profit margin was negatively impacted by higher rationalization costs of $4 million related to the temperature sensors and controls business, and higher material costs and shortages, and higher wage costs due to very strong demand in air-conditioning compressors, as well as unfavorable product mix. The Company approved plans for capacity expansion in Mexico that will produce the next generation scroll design and hermetic motors for the North American market.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Appliance and Tools

Six months ended March 31,	2005	2006	Change
(dollars in millions)

Sales	$1,949	2,112	8%
Earnings	$253	271	7%
Margin	13.0%	12.8%

The Appliance and Tools segment sales increased 8 percent to $2,112 million for the first six months of 2006. This increase reflects an approximate 6 percent growth in underlying sales, a nearly 3 percent ($53 million) contribution from the Do+Able acquisition and a 1 percent ($17 million) negative impact from foreign currency translation. The results for the first six months were mixed across the businesses with most experiencing moderate to strong growth, reflecting particular strength in the tools and hermetic motors businesses partially offset by softness in the appliance motor and component businesses. The hermetic motors business was very strong due to the air-conditioning demand discussed above. In addition, the commercial motors and the tools and storage businesses showed strong growth driven by the U.S. market. Growth in the storage businesses resulted from the continued strength in U.S. residential investment, higher demand at major retailers and market share gains. The underlying sales increase of 6 percent reflects a more than 3 percent gain from higher volume, an approximate 2 percent positive impact from higher sales prices and an estimated 1 percent impact from market penetration gains. Underlying sales in both the United States and in total internationally grew approximately 7 percent during the first half of 2006. Earnings increased 7 percent to $271 million from the prior year period. The overall increase in profit was partially offset by declines primarily in certain tools and motors businesses, reflecting restructuring inefficiencies, including costs related to plant shutdown and ramp up of Mexican capacity in the motors and tools businesses. Overall, increases in sales prices were offset by higher material (particularly copper, steel and plastics), wage and benefit (pension) costs and negative product mix, diluting the profit margin.

FINANCIAL CONDITION

A comparison of key elements of the Company's financial condition at the end of the second quarter as compared to the end of the prior fiscal year follows:

	September 30,	March 31,
	2005	2006
Working capital (in millions)	$1,906	2,368
Current ratio	1.4 to 1	1.6 to 1
Total debt to total capital	35.6%	30.8%
Net debt to net capital	27.7%	26.8%

The ratio of total debt to total capital has been reduced to 30.8 percent, or 6.1 percentage points below the 36.9 percent ratio for the prior year second quarter. The Company's long-term debt is rated A2 by Moody's Investors Service and A by Standard and Poor's. The Company's interest coverage ratio (earnings before income taxes and interest expense, divided by interest expense) was 12.0 times for the six months ended March 31, 2006, compared to 8.6 times for the same period in the prior year primarily due to higher earnings.

Cash and equivalents decreased by $629 million during the six months ended March 31, 2006, primarily reflecting the reduction in short-term borrowings of $311 million and payments made on long-term debt of $257 million. Cash flow provided by operating activities of $868 million was up $166 million, or 23.7 percent, compared to $702 million in the prior year, reflecting higher net earnings. Inventories increased $250 million, or 14 percent, from September 30, 2005 to March 31, 2006, primarily reflecting overall increases in inventory levels to support higher sales. Operating cash flow of $868 million was used primarily to pay dividends of $367 million, fund capital expenditures of $214 million, fund purchases of businesses of $269 million and fund purchases of treasury stock of $111 million. For the six months ended March 31, 2006, free cash flow of $654 million (operating cash flow of $868 million less capital expenditures of $214 million) was up 39.2 percent from free cash flow of $470 million (operating cash flow of $702 million less capital expenditures of $232 million) for the same period in the prior year, primarily due to higher net earnings.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

The Company is in a strong financial position, with total assets of $17 billion and stockholders' equity of $8 billion, and has the resources available for reinvestment in existing businesses, strategic acquisitions and managing the capital structure on a short- and long-term basis.

OUTLOOK

The strong order growth and financial performance for the first half of the year has strengthened the outlook for the full year. Consolidated sales growth for the year, including foreign currency translation and acquisitions of 2 percent to 3 percent, is expected to be in the range of 12 percent to 15 percent, driven by strong underlying sales growth. Based on this higher level of sales, earnings per share for fiscal 2006 is expected to be in the range of $4.25 to $4.35, an increase over our prior EPS guidance range of $4.10 to $4.30. Commodity cost pressures (particularly copper, steel and oil) continue to be a concern for the economy and our businesses. This updated outlook includes the sales and earnings per share impact of acquiring Artesyn Technologies, which is expected to add sales of approximately $200 million and be dilutive to earnings per share by $0.02 to $0.03. Additionally, operating cash flow for the full year is targeted to be approximately $2.5 billion and capital expenditures are targeted to be approximately $0.6 billion.

Statements in this report that are not strictly historical may be "forward-looking" statements, which involve risks and uncertainties, and Emerson undertakes no obligation to update any such statement to reflect later developments. These include economic and currency conditions, market demand, pricing, and competitive and technological factors, among others which are set forth in the “Risk Factors” of Part I, Item 1, and the "Safe Harbor Statement" of Exhibit 13, to the Company's Annual Report on Form 10-K for the year ended September 30, 2005, which are hereby incorporated by reference.

Item 4. Controls and Procedures

Emerson maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including the Company’s certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of March 31, 2006, to provide reasonable assurance of the achievement of these objectives.

Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports.

There was no change in the Company's internal control over financial reporting during the quarter ended March 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased (000s)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (000s)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (000s)
January 2006	—	n/a	—	27,161

February 2006	275	$83.01	275	26,886

March 2006	683	$84.37	683	26,203

Total	958	$83.98	958	26,203

The Company’s Board of Directors authorized the repurchase of up to 40 million shares under the November 2001 program.  The maximum number of shares that may yet be purchased under this program is 26.2 million as of March 31, 2006.  The Company anticipates repurchasing approximately 6 million to 8 million shares under this program throughout the entire fiscal year 2006, depending on market conditions, the Company’s level of acquisition activity and other factors.

Item 4. Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Stockholders on February 7, 2006, matters described in the Notice of Annual Meeting of Stockholders dated December 16, 2005, were voted upon.

1.	The directors listed below were elected for terms ending in 2009 with voting for each as follows:

DIRECTOR	FOR	WITHHELD

A. A. Busch III	349,155,852	8,297,249
A. F. Golden	247,694,748	109,758,353
V. R. Loucks, Jr.	348,386,382	9,066,719
J. B. Menzer	352,550,051	4,903,050

2.
The proposal to approve the Emerson Electric Co. 2006 Incentive Shares Plan was approved by a vote of 293,755,241 in favor to 16,617,976 against, with 3,586,058 abstaining and 43,493,826 broker non-votes.

3.
The proposal to ratify the appointment of the Company’s independent registered public accounting firm was approved by a vote of 352,210,800 in favor to 2,471,934 against, with 2,770,239 abstaining and 128 broker non-votes.

4.	The stockholder proposal on severance agreements was approved by a vote of 184,471,174 in favor to 124,617,709 against, with 4,847,266 abstaining and 43,516,952 broker non-votes.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Item 6. Exhibits.

(a) Exhibits (Listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

10.1	Emerson Electric Co. 2006 Incentive Shares Plan, incorporated by reference to Emerson Electric Co. 2006 Proxy Statement dated December 16, 2005, Appendix C.

12	Ratio of Earnings to Fixed Charges.

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMERSON ELECTRIC CO.

Date: May 4, 2006	By:	/s/ Walter J. Galvin
Walter J. Galvin Senior Executive Vice President and Chief Financial Officer (on behalf of the registrant and as Chief Financial Officer)