Form 10-Q
period 2006-06-30
EMERSON ELECTRIC CO
filed 2006-08-02
CIK 32604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common stock of $0.50 par value per share outstanding at June 30, 2006: 407,696,546 shares.

FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2005 AND 2006
(Dollars in millions except per share amounts; unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2006	2005	2006

Net Sales	$4,465	5,217	12,662	14,617

Costs and expenses:
Cost of sales	2,865	3,361	8,148	9,434
Selling, general and administrative expenses	907	1,037	2,672	2,992
Other deductions, net	43	54	154	131
Interest expense (net of interest income of
$10, $5, $27 and $14, respectively)	52	51	158	151

Earnings before income taxes	598	714	1,530	1,909

Income taxes (Three and nine months 2005
include a $58 expense for repatriation under
the American Jobs Creation Act)	240	228	527	590

Net earnings	$358	486	1,003	1,319

Basic earnings per common share	$0.86	1.19	2.41	3.22

Diluted earnings per common share	$0.86	1.18	2.39	3.19

Cash dividends per common share	$0.415	0.445	1.245	1.335

See accompanying Notes to Consolidated Financial Statements.

FORM 10-Q

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions except per share amounts; unaudited)

	September 30, 2005	June 30, 2006
ASSETS
Current assets
Cash and equivalents	$1,233	695
Receivables, less allowances of $76 and $76, respectively	3,256	3,668
Inventories	1,813	2,212
Other current assets	535	592

Total current assets	6,837	7,167

Property, plant and equipment, net	3,003	3,076

Other assets
Goodwill	5,479	6,005
Other	1,908	2,136

Total other assets	7,387	8,141
	$17,227	18,384
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term borrowings and current maturities of long-term debt	$970	984
Accounts payable	1,841	2,031
Accrued expenses	1,839	1,892
Income taxes	281	303

Total current liabilities	4,931	5,210

Long-term debt	3,128	3,132

Other liabilities	1,768	1,946

Stockholders’ equity
Preferred stock of $2.50 par value per share
Authorized 5,400,000 shares; issued - none	-	-
Common stock of $0.50 par value per share
Authorized 1,200,000,000 shares; issued 476,677,006 shares;
outstanding 410,651,564 shares and 407,696,546 shares, respectively	238	238
Additional paid in capital	120	155
Retained earnings	10,199	10,968
Accumulated other comprehensive income	(65)	158
Cost of common stock in treasury, 66,025,442 shares and 68,980,460 shares, respectively	(3,092)	(3,423)
Total stockholders' equity	7,400	8,096
	$17,227	18,384

See accompanying Notes to Consolidated Financial Statements.

FORM 10-Q

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2005 AND 2006
(Dollars in millions; unaudited)

	Nine Months Ended June 30,
	2005	2006
Operating activities
Net earnings	$1,003	1,319
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	420	454
Changes in operating working capital	(159)	(373)
Pension funding	(101)	(100)
Other	145	188

Net cash provided by operating activities	1,308	1,488

Investing activities
Capital expenditures	(350)	(354)
Purchases of businesses, net of cash and equivalents acquired	(192)	(708)
Other	(21)	28

Net cash used in investing activities	(563)	(1,034)

Financing activities
Net increase in short-term borrowings	1,072	172
Proceeds from long-term debt	3	5
Principal payments on long-term debt	(620)	(260)
Dividends paid	(522)	(550)
Purchases of treasury stock	(469)	(411)
Other	10	38

Net cash used in financing activities	(526)	(1,006)

Effect of exchange rate changes on cash and equivalents	(1)	14

Increase (decrease) in cash and equivalents	218	(538)

Beginning cash and equivalents	1,346	1,233

Ending cash and equivalents	$1,564	695

Changes in operating working capital
Receivables	$(177)	(225)
Inventories	(58)	(269)
Other current assets	(7)	26
Accounts payable	(58)	60
Accrued expenses	5	30
Income taxes	136	5
	$(159)	(373)

See accompanying Notes to Consolidated Financial Statements.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Notes to Consolidated Financial Statements

1.
The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation of the results for the interim periods presented. These adjustments consist of normal recurring accruals. The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required for annual financial statements presented in conformity with U.S. generally accepted accounting principles. For further information refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2005. Certain prior year amounts have been reclassified to conform to the current year presentation.

2.	Reconciliations of weighted average common shares for basic earnings per common share and diluted earnings per common share follow (shares in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2006	2005	2006

Basic	413.8	408.8	416.3	409.7
Dilutive shares	3.9	4.1	3.9	4.0
Diluted	417.7	412.9	420.2	413.7

3.	Comprehensive income is summarized as follows (dollars in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2006	2005	2006

Net earnings	$358	486	1,003	1,319
Changes in foreign currency translation,
cash flow hedges and other	(244)	128	19	223
	$114	614	1,022	1,542

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

 4.       Other Financial Information (dollars in millions):

	September 30, 2005	June 30, 2006
Inventories
Finished products	$711	882
Raw materials and work in process	1,102	1,330
	$1,813	2,212

During the second quarter of fiscal 2006, the Company recorded an $11 million reduction in cost of sales related to achieving consistency in methods for capitalizing plant overhead into inventory.

Property, plant and equipment, net
Property, plant and equipment, at cost	$7,356	7,736
Less accumulated depreciation	4,353	4,660
	$3,003	3,076

Goodwill
Process Management	$1,699	1,795
Industrial Automation	997	1,037
Network Power	1,780	2,135
Climate Technologies	380	389
Appliance and Tools	623	649
	$5,479	6,005

Changes in the goodwill balances since September 30, 2005, are primarily due to additions from acquisitions in the Network Power segment ($328 million), the Process Management segment ($79 million), and the Appliance and Tools segment ($20 million), as well as from the translation of non-U.S. currencies to the U.S. dollar. Third-party valuations of assets are in-process; thus, the allocations of the purchase prices are subject to refinement.

Other assets, other
Pension plans	$925	954
Intellectual property and customer relationships	310	514
Equity and other investments	248	232
Capitalized software	157	152
Leveraged leases	116	111
Other	152	173
	$1,908	2,136

Product warranty liability	$174	190

Other liabilities
Deferred income taxes	$567	612
Retirement plans	336	321
Postretirement plans, excluding current portion	325	354
Minority interest	142	169
Other	398	490
	$1,768	1,946

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

     5.      Net periodic pension expense is summarized as follows (dollars in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2006	2005	2006

Service cost	$17	20	50	61
Interest cost	44	43	132	136
Expected return on plan assets	(58)	(57)	(176)	(171)
Net amortization	19	30	59	90
	$22	36	65	116

Net periodic pension expense for the nine months ended June 30, 2006, includes a pretax charge of $9 million that occurred during the second quarter related to statutorily mandated Mexican termination benefits.

Net postretirement plan expense is summarized as follows (dollars in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2006	2005	2006

Service cost	$2	3	5	7
Interest cost	6	7	18	20
Net amortization	5	8	16	25
	$13	18	39	52

Net postretirement plan expense for the nine months ended June 30, 2006, includes a pretax charge of $5 million that occurred during the second quarter related to a division’s retiree medical plan design and a pretax charge of $3 million that occurred during the third quarter related to two divisions’ retiree medical plans design.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

6.     Effective October 1, 2002, Emerson adopted the fair value method provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Under the Standard’s prospective method of adoption, options granted, modified or settled after September 30, 2002, are expensed based on their fair value at date of grant over the vesting period, generally three years. Previously, the Company accounted for options pursuant to Accounting Principles Board Opinion No. 25, and no expense was recognized. Effective July 1, 2005, Emerson adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123R), under the Standard’s modified prospective method, and FAS 123R did not have a material impact on the financial statements. The following table illustrates the effect on net earnings and earnings per share if the fair value based method had been applied to all outstanding and unvested awards for the three and nine months ended June 30, 2005 (dollars in millions, except per share amounts):

	Three Months Ended June 30, 2005	Nine Months Ended June 30, 2005

Net earnings, as reported	$358	1,003

Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	10	41

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	10	43

Pro forma net earnings	$358	1,001

Earnings per share:
Basic - as reported	$0.86	2.41
Basic - pro forma	$0.86	2.41

Diluted - as reported	$0.86	2.39
Diluted - pro forma	$0.86	2.39

7.           Other deductions, net are summarized as follows (dollars in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2006	2005	2006

Other deductions, net
Rationalization of operations	$25	19	82	53
Amortization of intangibles	8	13	21	32
Other	10	34	77	88
Gains	-	(12)	(26)	(42)
	$43	54	154	131

For the three months ended June 30, 2006, Other included approximately $7 million of losses on foreign exchange transactions compared to $11 million of gains in the prior year period. The nine months ended June 30, 2006, included approximately $14 million of losses on foreign exchange transactions compared to approximately $2 million of losses in the prior year period. For the nine months ended June 30, 2006 and 2005, the Company recorded gains of approximately $18 million and $13 million, respectively, for payments received under the U.S. Continued Dumping and Subsidy Offset Act (Byrd Amendment). During the nine months ended June 30, 2006, the Company sold approximately 2.6 million shares of MKS Instruments, Inc. (MKS), a publicly-traded company, and continues to hold approximately 6.5 million shares; the Company recorded pretax gains on these sales of $6 million and $12 million during the second and third quarters, respectively. For the nine months ended June 30, 2005, the Company recorded a pretax gain of $13 million related to the sale of a manufacturing facility which was vacated in 2004.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

8.     The change in the liability for rationalization of operations during the nine months ended June 30, 2006, follows (dollars in millions):

	September 30, 2005	Expense	Acquisitions	Paid / Utilized	June 30, 2006

Severance and benefits	$22	21	21	32	32
Lease/contract terminations	11	4	3	6	12
Vacant facility and other shutdown costs	-	7	-	6	1
Start-up and moving costs	-	21	-	20	1
	$33	53	24	64	46

The opening balance sheets associated with acquisitions included $24 million of rationalization of operations liabilities, primarily related to the Artesyn acquisition.

Rationalization of operations by business segment is summarized as follows (dollars in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2006	2005	2006

Process Management	$5	3	14	6
Industrial Automation	4	4	12	9
Network Power	7	3	29	9
Climate Technologies	4	2	9	11
Appliance and Tools	5	7	17	18
Corporate	-	-	1	-
	$25	19	82	53

Rationalization of operations decreased for the nine months ended June 30, 2006, compared to the prior year period as the costs were related primarily to completing actions initiated in prior periods. Industrial Automation segment includes start-up and moving costs related to shifting certain motor production in Western Europe to Eastern Europe, China and Mexico to leverage costs and remain competitive on a global basis. Network Power segment primarily includes severance, start-up and vacant facility costs related to the consolidation of certain power systems operations in North America and the consolidation of administrative operations in Europe to obtain operational synergies. Climate Technologies segment includes severance related to the movement of temperature sensors and controls production from Western Europe to China and start-up and moving costs related to a new compressor plant in Eastern Europe in order to improve profitability. Appliance and Tools segment includes primarily severance and start-up and moving costs related to the shifting of certain tool and motor manufacturing operations from the United States and Western Europe to China and Mexico in order to consolidate facilities and improve profitability.

Including the $53 million of rationalization costs incurred during the nine months ended June 30, 2006, the Company expects rationalization expense for the entire 2006 fiscal year to total approximately $80 million to $90 million, including the costs to complete actions initiated before the end of the third quarter and actions anticipated to be approved and initiated during the remainder of the year.

Rationalization actions during the first nine months of 2005 included the following. Process Management segment included severance and plant closure costs related to consolidation of instrumentation plants within Europe and consolidation of valve operations within North America, the movement of major distribution facilities to Asia, as well as several other cost reduction actions. Network Power segment included severance and lease termination costs related to certain power systems operations in Western Europe shifting to China and Eastern Europe in order to leverage product platforms and lower production and engineering costs to remain competitive on a global basis. This segment also included severance and start-up and moving costs related to the consolidation of North American power systems operations into the Marconi operations acquired in 2004. Appliance and Tools segment included severance, plant closure costs and start-up and moving costs related to consolidating various industrial and hermetic motor manufacturing facilities for operational efficiency. Severance costs in this segment also related to shifting certain appliance control operations from the United States to Mexico and China in order to consolidate facilities and improve profitability.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

9.    Summarized information about the Company's operations by business segment follows (dollars in millions):

	Sales		Earnings
Three months ended June 30,	2005	2006	2005	2006

Process Management	$1,061	1,233	184	221
Industrial Automation	826	968	118	142
Network Power	838	1,155	98	139
Climate Technologies	837	923	131	155
Appliance and Tools	1,039	1,099	144	141
	4,601	5,378	675	798
Differences in accounting methods			39	46
Corporate and other			(64)	(79)
Eliminations/Interest	(136)	(161)	(52)	(51)

Net sales/Earnings before income taxes	$4,465	5,217	598	714

Intersegment sales of the Appliance and Tools segment for the three months ended June 30, 2006 and 2005, respectively, were $142 million and $119 million.

	Sales		Earnings
Nine months ended June 30,	2005	2006	2005	2006

Process Management	$3,032	3,473	468	587
Industrial Automation	2,421	2,759	344	416
Network Power	2,376	3,098	242	366
Climate Technologies	2,216	2,523	338	382
Appliance and Tools	2,988	3,211	397	412
	13,033	15,064	1,789	2,163
Differences in accounting methods			107	128
Corporate and other			(208)	(231)
Eliminations/Interest	(371)	(447)	(158)	(151)

Net sales/Earnings before income taxes	$12,662	14,617	1,530	1,909

Intersegment sales of the Appliance and Tools segment for the nine months ended June 30, 2006 and 2005, respectively, were $391 million and $324 million.

The increases in Corporate and other for the three and nine months ended June 30, 2006, compared to the prior year periods, reflect higher costs for corporate programs, acquisitions and litigation, partially offset by gains on sales of MKS shares.

10.   During the third quarter of fiscal 2006, the Company acquired Artesyn Technologies, Inc. for approximately $483 million in cash (net of cash acquired and including assumed debt of approximately $84 million). Artesyn is a global manufacturer of advanced power conversion equipment and board-level computing solutions for infrastructure applications in telecommunication and data-communication systems. Artesyn has annual revenue of approximately $425 million and is included in the Network Power segment.

During the second quarter of fiscal 2006, the Company acquired Knürr AG of Germany for approximately $96 million (including assumed debt). Knürr is a manufacturer of indoor and outdoor enclosure systems and cooling technologies for telecommunications, electronics and computing equipment. Knürr has annual revenue of approximately $150 million and is included in the Network Power segment.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Also, during the second quarter of fiscal 2006, the Company acquired Bristol Babcock for approximately $121 million. Bristol is a manufacturer of control and measurement equipment for oil and gas, water and wastewater, and power industries. Bristol has annual revenue of approximately $80 million and is included in the Process Management segment.

Items 2 and 3. Management's Discussion and Analysis of Results of Operations and Financial Condition.

OVERVIEW

The Company’s results for the third quarter and the first nine months of fiscal 2006 were strong. All of the business segments generated higher sales and earnings for the first nine months of fiscal 2006 compared to the prior year period. The Network Power, Process Management and Industrial Automation businesses drove gains in a favorable economic environment as gross fixed investment expanded in the first nine months of fiscal 2006. Strong growth in the United States, Asia and Europe and acquisitions contributed to the third quarter results. Profit margins remained strong, primarily due to leverage on higher sales volume and benefits derived from previous rationalization actions. Emerson's financial position remains strong and the Company continues to generate substantial cash flow.

THREE MONTHS ENDED JUNE 30, 2006, COMPARED WITH THREE MONTHS ENDED JUNE 30, 2005

RESULTS OF OPERATIONS
Three months ended June 30,	2005	2006	Change
(dollars in millions, except per share amounts)

Sales	$4,465	5,217	17%
Gross profit	$1,600	1,856	16%
Percent of sales	35.8%	35.6%
SG&A	$907	1,037
Percent of sales	20.3%	19.9%
Other deductions, net	$43	54
Interest expense, net	$52	51
Pretax earnings	$598	714	19%
Net earnings	$358	486	36%
Percent of sales	8.0%	9.3%

EPS	$0.86	1.18	37%

Net earnings and EPS for 2005 include a $58 million tax expense ($0.14 per share) for repatriation under the American Jobs Creation Act.

Net sales for the quarter ended June 30, 2006, increased $752 million, or 17 percent, to $5,217 million, over net sales of $4,465 million for the quarter ended June 30, 2005, with growth in both the U.S. and international markets. Increases in the Network Power, Process Management and Industrial Automation business segments drove the consolidated results, with an approximate 12 percent ($502 million) increase in underlying sales (which exclude acquisitions and the impact of translation of non-U.S. currencies to the U.S. dollar), an approximate 5 percent ($240 million) contribution from acquisitions and a slight favorable impact ($10 million) from foreign currency translation. The underlying sales increase for the third quarter was driven by 10 percent growth in the United States and 13 percent growth in total international sales. The international sales growth was led by increases in Asia (19 percent) and Europe (8 percent). The Company estimates that the underlying growth primarily reflects an approximate 8 percent gain from volume, an approximate 4 percent impact from market penetration gains and a less than 1 percent increase from higher sales prices.

Cost of sales for the third quarter of fiscal 2006 and 2005 were $3,361 million and $2,865 million, respectively. Cost of sales as a percent of net sales was 64.4 percent in the third quarter of 2006, compared with 64.2 percent in the third quarter of 2005. Gross profit was $1,856 million and $1,600 million for the third quarters ended June 30, 2006 and 2005, respectively, resulting in gross profit margins of 35.6 percent and 35.8 percent. The increase in the gross profit for the third quarter of fiscal 2006 primarily reflects higher sales volume and acquisitions. The gross profit margin for the period was impacted as leverage on higher sales and benefits realized from productivity improvements were more than offset by higher costs for wages and benefits (pension), as well as the lower profit margin on recent acquisitions. The Company continues to address commodity inflationary pressures (particularly copper and steel) with procurement initiatives and sales price actions as required.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Selling, general and administrative (SG&A) expenses for the third quarter of 2006 were $1,037 million, or 19.9 percent of net sales, compared with $907 million, or 20.3 percent of net sales, for the third quarter of 2005. The increase of $130 million was primarily due to the increase in variable costs on higher sales and acquisitions. The reduction in SG&A as a percent of sales was primarily the result of leveraging fixed costs on higher sales.

Other deductions, net were $54 million for the third quarter of 2006, an $11 million increase from the $43 million for the same period in the prior year. The three months ended June 30, 2006, included approximately $7 million of losses on foreign exchange transactions compared to $11 million of gains in the prior year period. For the three months ended June 30, 2006, the Company recorded a pretax gain of approximately $12 million related to the sale of shares of MKS. See notes 7 and 8 for further details regarding other deductions, net and rationalization costs.

Earnings before income taxes for the third quarter of 2006 increased $116 million, or 19 percent, to $714 million, compared to $598 million for the third quarter of 2005. The earnings results primarily reflect increases of $41 million in the Network Power, $37 million in the Process Management and $24 million in the Industrial Automation business segments.

Income taxes were $228 million and $240 million for the three months ended June 30, 2006 and 2005, respectively, resulting in effective tax rates of 32 percent and 40 percent, respectively. The three months ended June 30, 2005, included $58 million, or $0.14 per share, of income taxes related to the one-time opportunity during 2005 to repatriate foreign earnings at a favorable rate under the American Jobs Creation Act, which raised the effective tax rate nearly 10 percentage points for the third quarter of 2005. The effective tax rate for the entire fiscal year 2006 is expected to be approximately 31 percent.

Net earnings were $486 million and earnings per share were $1.18 for the three months ended June 30, 2006, increases of 36 percent and 37 percent, respectively, compared to net earnings and earnings per share of $358 million and $0.86, (including the $0.14 per share impact from taxes related to repatriating earnings in 2005 discussed above) respectively, for the three months ended June 30, 2005. The 37 percent increase in earnings per share also reflects the purchase of treasury shares.

BUSINESS SEGMENTS

Process Management

Three months ended June 30,	2005	2006	Change
(dollars in millions)

Sales	$1,061	1,233	16%
Earnings	$184	221	20%
Margin	17.4%	17.9%

During the third quarter of fiscal 2006, sales in the Process Management segment increased 16 percent to $1,233 million driven primarily by higher volume and acquisitions. All of the businesses in this segment achieved higher sales, with the systems, measurement and valves businesses leading the overall sales increase. Sales and earnings (defined as earnings before interest and income taxes) were notably strong for these businesses as the global energy markets continue to spend capital at high levels. The third quarter growth also reflects a positive impact of approximately 2 percent from market penetration gains and less than 1 percent from higher sales prices. The increase in sales reflects 11 percent growth in underlying sales, a nearly 5 percent ($49 million) contribution from the Bristol, Tescom and Mobrey acquisitions and a favorable impact of less than 1 percent ($7 million) from foreign currency translation. The underlying sales increase reflects growth in nearly all of the major geographic regions compared with the prior year period, including the United States (13 percent), Asia (16 percent), Latin America (17 percent) and Europe (3 percent). Third quarter earnings increased 20 percent to $221 million from $184 million in the prior year period, reflecting higher sales volume and prices, as well as acquisitions. The margin increase was primarily due to leverage on higher sales and material cost containment, which were partially offset by higher project costs, including higher wages and benefits (pension).

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Industrial Automation

Three months ended June 30,	2005	2006	Change
(dollars in millions)

Sales	$826	968	17%
Earnings	$118	142	19%
Margin	14.4%	14.6%

Sales in the Industrial Automation segment increased 17 percent to $968 million for the three months ended June 30, 2006. Nearly all of the businesses in the segment reported higher sales, reflecting the favorable economic environment for capital goods. Robust activity in the oil, gas, mining and metals markets drove growth in the power generating alternator and the electrical distribution businesses. The third quarter growth reflects increased global industrial demand, as well as an estimated 2 percent positive impact from higher sales prices and an approximate 1 percent impact from market penetration gains. The sales increase reflects approximately 11 percent growth in underlying sales, a nearly 7 percent ($56 million) contribution from the Numatics and Saftronics acquisitions and an unfavorable impact of approximately 1 percent from foreign currency translation. The underlying sales increase reflects growth in nearly all of the major geographic regions, including 11 percent growth in the United States and 11 percent growth internationally. The international sales growth was led by an increase of 14 percent in Europe. Earnings increased 19 percent over the prior year period to $142 million, due to higher sales volume and prices. The margin improvement also reflected leverage on higher sales and benefits from prior cost reduction efforts, which were offset by higher material, wage and benefit (pension) costs.

Network Power

Three months ended June 30,	2005	2006	Change
(dollars in millions)

Sales	$838	1,155	38%
Earnings	$98	139	41%
Margin	11.7%	12.0%

The Network Power segment sales increased 38 percent to $1,155 million during the third quarter of 2006 compared to the prior year period, reflecting continued demand in the power systems, embedded power and precision cooling businesses. The increase in sales reflects approximately 21 percent growth in underlying sales, a 16 percent ($135 million) contribution from the Artesyn and Knürr acquisitions and a favorable impact of 1 percent ($5 million) from foreign currency translation. The third quarter growth reflects an approximate 12 percent gain from higher volume and an estimated more than 10 percent impact from market penetration gains, while lower sales prices had a 1 percent impact. Geographically, the underlying sales increase reflects growth primarily in the United States (20 percent), Asia (40 percent) and Europe (5 percent). Growth in the United States reflects strong demand in the computing and telecommunications markets and market penetration gains by the uninterruptible power supply and embedded power businesses. The Company also continues to build upon its Emerson Network Power China business resulting in market penetration in China and other Asian markets. Earnings of $139 million increased $41 million, or 41 percent, from the prior year period driven by higher sales volume. The margin increase was due to leverage on higher sales volume, partially offset by dilution from acquisitions. Sales price decreases were offset by lower material costs.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Climate Technologies

Three months ended June 30,	2005	2006	Change
(dollars in millions)

Sales	$837	923	10%
Earnings	$131	155	19%
Margin	15.6%	16.8%

Sales in the Climate Technologies segment increased 10 percent to $923 million for the quarter ended June 30, 2006. The third quarter results reflect continued demand in the air-conditioning business, as well as an estimated 5 percent impact from market penetration gains and a less than 1 percent positive impact from higher sales prices. The air-conditioning compressor business continued to be strong in the third quarter primarily due to demand in the residential and commercial markets in the United States. The increase also reflects growth in the refrigeration and services businesses. Underlying sales grew 10 percent, which reflects 12 percent growth in the United States and 8 percent growth internationally. The international sales growth was led by a 21 percent increase in Europe, while Asia was down 4 percent. Earnings increased 19 percent during the quarter to $155 million due to higher volume. Higher material costs more than offset the higher sales prices. The margin increase reflects leverage on higher sales and savings from prior period cost reduction efforts, partially offset by higher wages and benefits (pension).

Appliance and Tools

Three months ended June 30,	2005	2006	Change
(dollars in millions)

Sales	$1,039	1,099	6%
Earnings	$144	141	(2)%
Margin	13.8%	12.9%

Sales in the Appliance and Tools segment increased 6 percent to $1,099 million during the third quarter of 2006. The sales increase reflects approximately 5 percent growth in underlying sales and a less than 1 percent positive impact from foreign currency translation. The third quarter results were mixed across the businesses with most experiencing moderate to strong growth. The tools and hermetic motors businesses continued to show strong growth, driven primarily by the U.S. market, however, this growth was partially offset by softness in the appliance motor and component businesses. The hermetic motors business was strong due to the air-conditioning demand discussed above, while the growth in the tools businesses was driven by demand in the North American non-residential construction markets. The sales increase also reflects strength in the commercial storage business and the launch of the Evolution Series™ of disposers. The underlying sales increase of 5 percent reflects an estimated 2 percent growth from volume, an approximate 2 percent positive impact from higher sales prices and an approximate 1 percent impact from market penetration gains. Geographically, underlying sales grew 5 percent in the United States while international sales grew 9 percent during the quarter. Earnings decreased from $144 million in the prior year period to $141 million for the third quarter of 2006. The overall decrease in profit was due to declines in certain tools, motors and storage businesses, reflecting restructuring inefficiencies, including costs related to plant shutdown and ramp up of Mexican capacity in the motors and tools businesses, and the weakening of the U.S. dollar against the Canadian dollar. Overall, increases in sales prices were more than offset by higher material (copper, steel and plastics), wage and benefit (pension) costs and negative product mix, diluting the profit margin.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

NINE MONTHS ENDED JUNE 30, 2006, COMPARED WITH NINE MONTHS ENDED JUNE 30, 2005

RESULTS OF OPERATIONS

Nine months ended June 30,	2005	2006	Change
(dollars in millions, except per share amounts)

Sales	$12,662	14,617	15%
Gross profit	$4,514	5,183	15%
Percent of sales	35.6%	35.5%
SG&A	$2,672	2,992
Percent of sales	21.1%	20.5%
Other deductions, net	$154	131
Interest expense, net	$158	151
Pretax earnings	$1,530	1,909	25%
Net earnings	$1,003	1,319	31%
Percent of sales	7.9%	9.0%

EPS	$2.39	3.19	33%

Net earnings and EPS for 2005 include a $58 million tax expense ($0.14 per share) for repatriation under the American Jobs Creation Act.

Net sales for the nine months ended June 30, 2006, increased $1,995 million, or 15 percent to $14,617 million, over net sales of $12,662 million for the nine months ended June 30, 2005, with both U.S. and international sales contributing to this growth. The consolidated results reflect increases in all five business segments with an approximate 13 percent ($1,599 million) increase in underlying sales, a nearly 4 percent ($485 million) contribution from acquisitions and a 1 percent ($129 million) unfavorable impact from foreign currency translation. The underlying sales increase of 13 percent for the first nine months was driven by a 14 percent increase in the United States and a total international sales increase of 11 percent. The international sales increase primarily reflects growth in Asia (18 percent), Europe (6 percent) and Latin America (22 percent). The Company estimates that the underlying growth primarily reflects an approximate 9 percent gain from volume, an approximate 3 percent impact from market penetration gains and an approximate 1 percent impact from higher sales prices.

Cost of sales for the first nine months of fiscal 2006 and 2005 were $9,434 million and $8,148 million, respectively. Cost of sales as a percent of net sales was 64.5 percent in the first nine months of 2006, compared with 64.4 percent in the prior year period. Gross profit was $5,183 million and $4,514 million for the nine months ended June 30, 2006 and 2005, respectively, resulting in gross profit margins of 35.5 and 35.6 percent. The increase in the gross profit during the first nine months of 2006 primarily reflects higher sales volume and acquisitions. Sales price increases initiated over the past year are now offsetting the higher level of raw material costs.

Selling, general and administrative expenses for the nine months ended June 30, 2006, were $2,992 million, or 20.5 percent of net sales, compared with $2,672 million, or 21.1 percent of net sales, for the nine months ended June 30, 2005. The increase of $320 million was primarily due to higher sales and acquisitions. The reduction in SG&A as a percent of sales was primarily the result of leveraging fixed costs on higher sales.

Other deductions, net were $131 million for the first nine months of fiscal 2006, a $23 million decrease from the $154 million for the same period in the prior year. The first nine months of 2006 included an approximate $18 million gain for a payment received under the Byrd Amendment, compared with a $13 million payment received in the prior year period. Payments under the Byrd Amendment are expected for at least another year. The first nine months of 2006 included gains totaling $18 million related to the sale of shares in MKS. The first nine months of 2006 also included approximately $12 million of higher losses on foreign exchange transactions compared to the prior period. For the nine months ended June 30, 2006, ongoing costs for the rationalization of operations were $53 million, compared to $82 million in the prior year period. See notes 7 and 8 for further details regarding other deductions, net and rationalization costs.

Earnings before income taxes for the first nine months of 2006 increased $379 million, or 25 percent, to $1,909 million, compared to $1,530 million for the nine months ended June 30, 2005. The earnings results reflect increases in all five business segments, including $124 million in Network Power, $119 million in Process Management and $72 million in Industrial Automation.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Income taxes were $590 million and $527 million for the nine months ended June 30, 2006 and 2005, respectively. The effective tax rate decreased from 34 percent in the prior year period to 31 percent for the first nine months of 2006. The higher tax rate in 2005 is primarily due to a nearly 4 percentage point increase resulting from the $58 million tax impact in the third quarter of 2005 related to the one-time opportunity during 2005 to repatriate foreign earnings at a favorable rate under the American Jobs Creation Act.

Net earnings were $1,319 million and earnings per share were $3.19 for the nine months ended June 30, 2006, increases of 31 percent and 33 percent compared to net earnings and earnings per share of $1,003 million and $2.39 (including the $0.14 per share impact from taxes related to repatriating earnings in 2005 discussed above), respectively, for the nine months ended June 30, 2005. The 33 percent increase in earnings per share also reflects the purchase of treasury shares.

BUSINESS SEGMENTS

Process Management

Nine months ended June 30,	2005	2006	Change
(dollars in millions)

Sales	$3,032	3,473	15%
Earnings	$468	587	25%
Margin	15.4%	16.9%

During the first nine months of fiscal 2006, the Process Management segment sales increased 15 percent, on higher volume and acquisitions, to $3,473 million, and earnings increased 25 percent. Nearly all of the businesses reported sales increases compared to the prior year period. Sales and earnings were particularly strong for the measurement, valves and regulators businesses due to worldwide growth in oil and gas and power projects and expansion in China. The results for the first nine months of 2006 reflect an approximate 1 percent impact from market penetration gains and a less than 1 percent impact from higher sales prices. The increase in sales reflects approximately 12 percent growth in underlying sales, a 4 percent ($116 million) contribution from the Bristol, Tescom and Mobrey acquisitions and a negative impact of 1 percent from foreign currency translation. The underlying sales increase reflects growth in all major geographic regions, including the United States (16 percent), Asia (14 percent), Latin America (25 percent) and Europe (3 percent), compared with the prior year period. Earnings for the first nine months of fiscal 2006 increased 25 percent to $587 million from $468 million in the prior year period, reflecting higher sales volume and prices, as well as acquisitions. The margin increase was due to leverage on higher sales and material cost containment, which were partially offset by higher project costs, including higher wages and benefits (pension).

Industrial Automation

Nine months ended June 30,	2005	2006	Change
(dollars in millions)

Sales	$2,421	2,759	14%
Earnings	$344	416	21%
Margin	14.2%	15.1%

Sales in the Industrial Automation segment increased 14 percent to $2,759 million for the nine months ended June 30, 2006. Sales grew in nearly all of the businesses and in all of the major geographic regions, reflecting the favorable economic environment for capital goods. The first nine months’ results reflect growth in nearly all of the businesses, with particular strength in the power generating alternator, electrical distribution and power transmission businesses reflecting both increased global industrial demand and an approximate 2 percent positive impact from higher sales prices. The sales increase reflects 11 percent growth in underlying sales, a 6 percent ($139 million) contribution from the Numatics and Saftronics acquisitions and a negative impact of 3 percent ($59 million) from foreign currency translation. Underlying sales grew 14 percent in the United States and 9 percent internationally. The increase in international sales primarily reflects growth in Europe (8 percent) and Asia (11 percent). Earnings increased 21 percent over the prior year nine month period to $416 million, reflecting higher sales prices and volume. The margin increase was due to leverage on higher sales and benefits from prior cost reduction efforts. The earnings increase was also aided by an approximate $18 million payment received by the power transmission business from dumping duties related to the Byrd Amendment in the current nine month period, compared with a $13 million payment received in the prior year period. Payments under the Byrd Amendment are expected for at least another year. These benefits to earnings and margin were partially offset by higher material, wage and benefit (pension) costs.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Network Power

Nine months ended June 30,	2005	2006	Change
(dollars in millions)

Sales	$2,376	3,098	30%
Earnings	$242	366	51%
Margin	10.2%	11.8%

The Network Power segment sales increased 30 percent to $3,098 million for the first nine months of 2006 compared to the prior year period, reflecting continued demand in the power systems, embedded power and precision cooling businesses. The sales increase reflects 23 percent growth in underlying sales and a 7 percent ($176 million) contribution from the Artesyn and Knürr acquisitions. The underlying sales increase of 23 percent reflects an approximate 15 percent gain from higher volume and an estimated 10 percent impact from market penetration gains, which were partially offset by an estimated 2 percent impact from lower sales prices. Geographically, underlying sales reflect a 27 percent increase in the United States, a 39 percent increase in Asia and a 3 percent increase in Europe. The U.S. growth reflects strong demand for communications and non-residential computer equipment. The Company also continues to build upon its Emerson Network Power China division resulting in market penetration in China and other Asian markets. Earnings for the nine months ended June 30, 2006, increased 51 percent, from $242 million in the prior year period to $366 million, primarily due to higher sales volume. The margin improvement reflects leverage on higher sales volume and a $20 million reduction in rationalization costs versus the prior year period. The margin increase was impacted by dilution from acquisitions and negative sales prices, partially offset by material cost containment.

Climate Technologies

Nine months ended June 30,	2005	2006	Change
(dollars in millions)

Sales	$2,216	2,523	14%
Earnings	$338	382	13%
Margin	15.3%	15.1%

Sales in the Climate Technologies segment increased 14 percent to $2,523 million for the nine months ended June 30, 2006, compared to $2,216 million for the nine months ended June 30, 2005. The sales increase reflects more than 14 percent growth in underlying sales and a negative impact of less than 1 percent from foreign currency translation. The underlying sales growth was largely due to strong demand in the air-conditioning business, increased demand in the refrigeration business, an approximate 3 percent impact from market penetration gains and an estimated 1 percent positive impact from higher sales prices. The air-conditioning compressor business was very strong in the first nine months of fiscal 2006 primarily due to demand relating to the transition in the United States to higher efficiency standards that became effective January 23, 2006. The underlying sales reflect a 19 percent increase in the United States and a 7 percent increase in international sales, including 19 percent growth in Europe. Earnings increased 13 percent during the first nine months of 2006 to $382 million due to higher volume. The margin was negatively impacted as higher material costs and shortages, and higher wage costs due to very strong demand in air-conditioning compressors more than offset sales price increases. Leverage on higher sales and prior cost reduction efforts partially offset the margin decline. The Company approved plans for capacity expansion in Mexico that will produce the next generation scroll compressor design and hermetic motors for the North American market.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Appliance and Tools

Nine months ended June 30,	2005	2006	Change
(dollars in millions)

Sales	$2,988	3,211	7%
Earnings	$397	412	4%
Margin	13.3%	12.8%

The Appliance and Tools segment sales increased 7 percent to $3,211 million for the first nine months of 2006. This increase reflects approximately 6 percent growth in underlying sales, a nearly 2 percent contribution from the Do+Able acquisition and a 1 percent negative impact from foreign currency translation. The results for the first nine months were mixed across the businesses with most experiencing moderate to strong growth. Particular strength in the tools and hermetic motors businesses was partially offset by softness in the appliance motor and component businesses. The hermetic motors business was very strong due to the air-conditioning demand discussed above. In addition, the storage businesses showed strong growth driven by the U.S. market. Growth in the storage businesses resulted from continued strength in U.S. residential investment, higher demand at major retailers and market penetration gains. The underlying sales increase reflects an estimated 3 percent growth from volume, an approximate 2 percent positive impact from higher sales prices and an estimated market penetration gain of 1 percent. Underlying sales in the United States grew 6 percent and international sales grew 8 percent during the first nine months of 2006. Earnings increased 4 percent to $412 million from the prior year period. The overall increase in profit was partially offset by declines in certain tools and motors businesses, reflecting restructuring inefficiencies, including costs related to plant shutdown and ramp up of Mexican capacity in the motors and tools businesses. Overall, increases in sales prices were offset by higher material (particularly copper, steel and plastics), wage and benefit (pension) costs and negative product mix, diluting the profit margin.

FINANCIAL CONDITION

A comparison of key elements of the Company's financial condition at the end of the third quarter as compared to the end of the prior fiscal year follows:

	September 30,	June 30,
	2005	2006

Working capital (in millions)	$1,906	1,958
Current ratio	1.4 to 1	1.4 to 1
Total debt to total capital	35.6%	33.7%
Net debt to net capital	27.7%	29.5%

The ratio of total debt to total capital has decreased to 33.7 percent, or 4.4 percentage points below the 38.1 percent ratio for the prior year third quarter. The Company's long-term debt is rated A2 by Moody's Investors Service and A by Standard and Poor's. The Company's interest coverage ratio (earnings before income taxes and interest expense, divided by interest expense) was 12.6 times for the nine months ended June 30, 2006, compared to 9.3 times for the same period in the prior year primarily due to higher earnings.

In April 2006, the Company entered into a $2.8 billion five-year revolving credit facility with various banks, which replaced a $1 billion five-year revolving credit facility and a $1.83 billion revolving credit facility. There are no outstanding loans or letters of credit under this facility. The Company has not previously incurred any borrowings under this or prior similar facilities, and has no current intention to do so now or in the foreseeable future. This facility, and similar past facilities, are kept in place by the Company to support general corporate purposes, including commercial paper borrowings. The credit facility does not contain any financial covenants and is not subject to termination based on a change in credit ratings or a material adverse change.

Cash and equivalents decreased by $538 million during the nine months ended June 30, 2006. Cash flow provided by operating activities of $1,488 million was up $180 million, or 14 percent, compared to $1,308 million in the prior year period, reflecting higher net earnings. The increases in receivables, inventories, intangibles and accounts payable from September 30, 2005 to June 30, 2006, reflect the impact from acquisitions during this period. The overall increase in working capital also reflects increases necessary to support the higher level of sales. Operating cash flow of $1,488 million and the net increase in short-term borrowings of $172 million were used primarily to pay dividends of $550 million, fund capital expenditures of $354 million, fund purchases of businesses of $708 million, make payments on long-term debt of $260 million and fund treasury stock purchases of $411 million. For the nine months ended June 30, 2006, free cash flow of $1,134 million (operating cash flow of $1,488 million less capital expenditures of $354 million) was up 18 percent from free cash flow of $958 million (operating cash flow of $1,308 million less capital expenditures of $350 million) for the same period in the prior year, primarily due to higher net earnings.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

The Company is in a strong financial position, with total assets of $18 billion and stockholders' equity of $8 billion, and has the resources available for reinvestment in existing businesses, strategic acquisitions and managing the capital structure on a short- and long-term basis.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109.” FIN 48 addresses the accounting for uncertain tax positions that a company has taken or expects to take on a tax return. The Company is in the process of analyzing the impact of FIN 48, which is required to be adopted by the first quarter of fiscal 2008. FIN 48 is not expected to have a material impact on the financial statements.

OUTLOOK

Based on the continued strength of the June 2006 orders coupled with the strong financial results in the first nine months of the year, sales for the year are expected to be approximately $20 billion. Earnings per share for fiscal 2006 is expected to be in the range of $4.33 to $4.38. Rationalization of operations expense is estimated to be approximately $80 million to $90 million for fiscal 2006. Operating cash flow is estimated to be $2.5 billion and capital expenditures are estimated to be $0.6 billion for 2006. The Company is considering the divestiture of several small units that have annual sales of approximately $500 million.

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

Item 4. Controls and Procedures.

Emerson maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including the Company’s certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of June 30, 2006, to provide reasonable assurance of the achievement of these objectives.

Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports.

There was no change in the Company's internal control over financial reporting during the quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased (000s)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (000s)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (000s)
April 2006	791	$83.08	791	25,412

May 2006	1,150	$82.33	1,150	24,262

June 2006	1,800	$81.06	1,800	22,462

Total	3,741	$81.88	3,741	22,462

The Company's Board of Directors authorized the repurchase of up to 40 million shares under the November 2001 program. The maximum number of shares that may yet be purchased under this program is 22.5 million as of June 30, 2006.  The Company anticipates repurchasing approximately 9 million shares under this program throughout the entire fiscal year 2006, depending on market conditions, the Company’s level of acquisition activity and other factors.

Item 6. Exhibits.

(a) Exhibits (Listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

10.1 Long-Term Credit Agreement dated as of April 28, 2006, incorporated by reference to Emerson Electric Co. Form 8-K dated May 2, 2006, Exhibit 10.1.

12    Ratio of Earnings to Fixed Charges.

31    Certifications pursuant to Exchange Act Rule 13a-14(a).

32    Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMERSON ELECTRIC CO.

Date: August 2, 2006	By:	/s/ Walter J. Galvin
Walter J. Galvin
Senior Executive Vice President and Chief Financial Officer
(on behalf of the registrant and as Chief Financial Officer)