Form 10-K
period 2006-09-30
EMERSON ELECTRIC CO
filed 2006-11-21
CIK 32604

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

Aggregate market value of the voting stock held by nonaffiliates of the registrant as of close of business on March 31, 2006: $34.3 billion.

Common stock outstanding at October 31, 2006: 401,184,390 shares.

Documents Incorporated by Reference

1.	Portions of Emerson Electric Co. 2006 Annual Report to Stockholders (Parts I and II).

2.	Portions of Emerson Electric Co. Notice of 2007 Annual Meeting of Stockholders and Proxy Statement (Part III).

PART I

Item 1.	Business

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

Emerson is organized into the following business segments, based on the nature of the products and services rendered:

•	Process Management, providing measurement, control and diagnostic capabilities for automated industrial processes producing items such as foods, medicines, power and fuels

•	Industrial Automation, bringing integrated manufacturing solutions to diverse industries worldwide

•	Network Power, providing power and environmental conditioning and reliability to help keep telecommunication systems, data networks and critical business applications continuously operating

•	Climate Technologies, enhancing household and commercial comfort as well as food safety and energy efficiency through air-conditioning and refrigeration technology

•	Appliance and Tools, providing uniquely designed motors for a broad range of applications, appliances and integrated appliance solutions, and tools for both homeowners and professionals, as well as home and commercial storage systems

Sales, earnings before interest and income taxes, and total assets attributable to each segment for the three years ended September 30, 2006, are set forth in Note 16 of Notes to Consolidated Financial Statements of the 2006 Annual Report, which note is hereby incorporated by reference. Sales by segment were Process Management 23 percent, Industrial Automation 18 percent, Network Power 21 percent, Climate Technologies 17 percent, and Appliance and Tools 21 percent in 2006. Sales by geographic destination were United States 53 percent, Europe 22 percent, Asia 14 percent and other regions 11 percent in 2006. Information with respect to acquisition and divestiture activities by Emerson is set forth in Note 3 of Notes to Consolidated Financial Statements of the 2006 Annual Report, which note is hereby incorporated by reference.

PROCESS MANAGEMENT

The Process Management segment offers customers product technology as well as engineering and project management services for precision control, monitoring and asset optimization of plants that produce power or that process or treat such items as oil, natural gas and petrochemicals; food and beverages; pulp and paper; pharmaceuticals; and municipal water supplies. This array of products and services helps customers optimize their process plant capabilities in the areas of plant safety and reliability, and product quality and output. In 2006, sales by geographic destination for this segment were United States 36 percent, Europe 24 percent, Asia 19 percent and other regions 21 percent.

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

Measurement and Analytical Instrumentation

Measurement instrumentation measures the physical properties of liquids or gases in a process stream, such as pressure, temperature, level, or rate and amount of flow, and communicates this information to the control system. Measurement technologies provided by Emerson include Coriolis direct mass flow, magnetic flow, vortex flow, ultrasonic flow, differential pressure, ultralow-flow fluid measurement, temperature sensors and radar based tank gauging. Emerson measurement products also are used in custody transfer applications, such as the transfer of gasoline from a storage tank to a tanker truck, where precise metering of the amount of fluid transferred helps ensure accurate asset management.

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

Brands

Brands, service/trademarks and trade names within the Process Management segment include Emerson Process Management, AMS Suite, Asset Optimization, Baumann, Bettis, Bristol, Brooks Instrument, CSI, Daniel, DeltaV, El-O-Matic, Fisher, Micro Motion, Mobrey, Ovation, PlantWeb, ROC, Rosemount, Saab Rosemount, Smart Process and Tescom.

INDUSTRIAL AUTOMATION

The Industrial Automation segment provides integrated manufacturing solutions to our customers at the source of manufacturing their own products. Products include motors, transmissions, alternators, fluid controls and materials joining equipment. Through these offerings, Emerson brings technology and enhanced quality to the customer’s final product. In 2006, sales by geographic destination for this segment were United States 45 percent, Europe 39 percent, Asia 8 percent and other regions 8 percent.

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

Brands

Brands, service/trademarks and trade names within the Industrial Automation segment include Emerson Industrial Automation, Appleton, ASCO, ASCO Joucomatic, Branson Ultrasonics, Browning, Control Techniques, Emerson Power Transmission, Kato Engineering, Kop-Flex, KVT, Leroy Somer, McGill, Morse, Numatics and O-Z/Gedney.

NETWORK POWER

Emerson’s Network Power segment designs, manufactures, installs and maintains products providing “grid to chip” electric power conditioning, power reliability and environmental control for telecommunications networks, data centers and other critical applications. Products in this segment include power systems, embedded power supplies, precision cooling and inbound power systems, along with 24-hour service. In 2006, sales by geographic destination for this segment were United States 46 percent, Europe 19 percent, Asia 25 percent and other regions 10 percent.

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

Brands

Brands, service/trademarks and trade names within the Network Power segment include Emerson Network Power, Artesyn, ASCO, ASCO Power Technologies, Astec Power, Control Concepts, Emerson Energy Systems, Engineered Endeavors, Knürr, Liebert, Liebert Global Services, Liebert HIROSS, Lorain, Northern Technologies and VORTEX.

CLIMATE TECHNOLOGIES

The Climate Technologies segment provides products and services for all areas of the climate control industry, including residential, commercial and industrial heating and air conditioning, and commercial refrigeration. Our technology enables homeowners and businesses to better control their heating, air-conditioning, and refrigeration systems for improved control and lower energy bills. This segment also digitally controls and remotely monitors refrigeration units in grocery stores and other food distribution outlets to enhance freshness and food safety. In 2006, sales by geographic destination for this segment were United States 64 percent, Europe 13 percent, Asia 14 percent and other regions 9 percent.

Residential, Commercial and Industrial Heating and Air Conditioning

Emerson provides a full range of heating and air-conditioning products that help reduce operational and energy costs and create comfortable environments in all types of buildings. These products include reciprocating and scroll air-conditioning compressors, including an ultra-efficient residential scroll compressor with two stages of cooling capacity so as to run at full capacity only on the hottest days; standard and programmable thermostats; monitoring equipment and electronic flow controls for gas and electric heating systems; gas valves for furnaces and water heaters; nitride ignition systems for furnaces; sensors and thermistors for home appliances; and temperature sensors and controls.

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

APPLIANCE AND TOOLS

Emerson’s Appliance and Tools segment includes a broad range of products and solutions in motors, appliances and components, tools and storage. In 2006, sales by geographic destination for this segment were United States 78 percent, Europe 12 percent, Asia 3 percent and other regions 7 percent.

Motors

Emerson provides a broad range of electric motors, controls and assemblies from fractional to several thousand horsepower output. Each of these products is designed to give our customers the quality, reliability, and energy efficiency needed in their specific applications. Emerson’s electric motors are used in a variety of home appliances. They include variable, fixed and multi-speed motors used in horizontal and vertical axis washers, dryers, and dishwashers. Our motors are also used in residential and commercial pumps, such as those provided in spas, pools and golf course irrigation equipment; in HVAC equipment, such as furnaces, compressors, condenser fans, heat pumps, cooling towers and commercial air handlers; and in industrial, farming and mining applications, where we offer products such as explosion-proof motors, paint-free washdown motors and industrial severe duty motors.

Appliances and Appliance Components

Emerson provides a number of appliances and appliance technology solutions, ranging from water valves and controls to heating elements and switches. Our appliance offering includes residential and commercial garbage disposers and ceiling fans, instant hot water dispensers, and compact electric water heaters. Our appliance solutions provide integrated systems, sub-systems and components for appliances that include electronic and electromechanical controls for washers, dryers, dishwashers, refrigerators and other home appliances as well as heating elements for dishwashers, electric ovens and water heaters.

Professional and Do-It-Yourself Tools

Our pipe-working tools are used by plumbing and mechanical professionals to install and repair piping systems. These tools include pipe wrenches, pipe cutters, pipe threading and roll grooving equipment; a time-saving system that joins tubing through mechanical crimping; drain cleaners; diagnostic systems including closed-circuit television pipe inspection and locating equipment; and tubing tools. Other professional tools include water jetters, wet-dry vacuums, rolling storage boxes, truck work boxes, bolt cutters, and van and truck ladder racks. Do-it-yourself tools, available at home improvement retail outlets, include drain cleaning equipment, pipe and tube working tools, and wet-dry vacuums.

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

Brands

Brands, service/trademarks and trade names within the Appliance and Tools segment include Emerson Appliance Solutions, Emerson Heating Products, Emerson Motor Technologies, Emerson Professional Tools, Emerson Storage Solutions, ClosetMaid, Digital Appliance Controls, Do+Able, Emerson, Flo Healthcare, In-Sink-Erator, Knaack, Mallory, METRO, RIDGID, Stack-A-Shelf, U.S. Electrical Motors and Weather Guard.

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

PATENTS, TRADEMARKS AND LICENSES

The Company has a number of patents, trademarks and licenses, obtained over a number of years and expiring at various times. While proprietary intellectual property is important to the Company, management believes the loss or expiration of any intellectual property right would not materially impact the Company or any of its segments.

BACKLOG

The estimated consolidated order backlog of the Company was $4,054 million and $3,229 million at September 30, 2006 and 2005, respectively. Nearly all of the September 30, 2006 consolidated backlog amount is expected to be shipped within one year. The estimated backlog by business segment at September 30, 2006 and 2005 follows:

(dollars in millions)	2005	2006
Process Management	$1,478	1,883
Industrial Automation	390	523
Network Power	645	867
Climate Technologies	412	423
Appliance and Tools	304	358

Consolidated Order Backlog	$3,229	4,054

COMPETITION

Emerson’s businesses operate in markets that are highly competitive, and Emerson competes on product performance, quality, service and/or price across the industries and markets served. A significant element of the Company’s competitive strategy is to deliver solutions to our customers by manufacturing high quality products at the lowest relevant global cost. Although no single company competes directly with Emerson in all of the Company’s product lines, various companies compete in one or more product lines. Some of these companies have substantially greater sales and assets than Emerson, and Emerson also competes with many smaller companies. The number of Emerson’s competitors varies by product line, and management believes that Emerson has a market leadership position in many of these product lines.

RESEARCH AND DEVELOPMENT

Costs associated with Company-sponsored research and development activities were $356 million, $303 million and $280 million in 2006, 2005 and 2004, respectively.

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

EMPLOYEES

Emerson and its subsidiaries had an average of approximately 127,800 employees during 2006. Management believes that the Company’s employee relations are favorable. Some of the Company’s employees are represented under collective bargaining agreements, but none of these agreements is considered significant.

DOMESTIC AND FOREIGN OPERATIONS

International sales were $9,545 million in 2006, $8,179 million in 2005 and $7,353 million in 2004, including U.S. exports of $1,127 million, $998 million and $939 million in 2006, 2005 and 2004, respectively. Although there are additional risks attendant to foreign operations, such as possible nationalization of facilities, currency fluctuations and restrictions on the movement of funds, Emerson’s financial position has not been materially affected thereby to date. See Note 16 of Notes to Consolidated Financial Statements of the 2006 Annual Report for further information with respect to foreign operations, which note is hereby incorporated by reference.

INTERNET ACCESS

Emerson’s Forms 10-K, 10-Q, 8-K and all amendments to those reports are available without charge through Emerson’s web site on the Internet as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. They may be accessed as follows: www.gotoemerson.com, Investor Relations, SEC Filings.

The information set forth under “Item 1A. Risk Factors” is hereby incorporated by reference.

Item 1A.	Risk Factors

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

At September 30, 2006, Emerson had approximately 275 manufacturing locations worldwide, of which approximately 170 were located outside the United States, primarily in Europe and to a lesser extent in Asia, Canada and Latin America. The approximate numbers of manufacturing locations by business segment are: Process Management, 55; Industrial Automation, 95; Network Power, 40; Climate Technologies, 35; and Appliance and Tools, 50. The majority of the locations are owned, with the remainder occupied under operating or capital leases. The Company considers its facilities suitable and adequate for the purposes for which they are used.

Item 3.	Legal Proceedings

The information regarding legal proceedings set forth in Note 12 of Notes to Consolidated Financial Statements of the 2006 Annual Report is hereby incorporated by reference.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended September 30, 2006.

Executive Officers of the Registrant

The following sets forth certain information as of December 2006 with respect to Emerson’s executive officers. Fiscal Year column indicates the first year the executive served as an officer of the Company. These officers have been elected or appointed to terms which will expire February 6, 2007:

Name	Position	Age	Fiscal Year
D. N. Farr*	Chairman of the Board, Chief Executive Officer and President	51	1985

W. J. Galvin	Senior Executive Vice President and Chief Financial Officer	60	1984

E. L. Monser	Chief Operating Officer	56	2002

C. A. Peters	Senior Executive Vice President	51	1990

R. J. Schlueter	Vice President and Chief Accounting Officer	52	1992

W. W. Withers	Executive Vice President, Secretary and General Counsel	66	1989

* Also chairman of the Executive Committee of the Board of Directors.

There are no family relationships among any of the executive officers and directors.

David N. Farr has been Chief Executive Officer since October 2000 and was also appointed Chairman of the Board in September 2004 and appointed President in November 2005. Walter J. Galvin was appointed Senior Executive Vice President in October 2004 and has been Chief Financial Officer since 1993. Prior to his current position, Mr. Galvin was Executive Vice President from February 2000 to October 2004. Edward L. Monser was appointed Chief Operating Officer in November 2001. Charles A. Peters has been Senior Executive Vice President since October 2000. Richard J. Schlueter has been Vice President Accounting since 1999 and was also appointed Chief Accounting Officer in February 2003. W. Wayne Withers was appointed Executive Vice President in October 2004. Prior to his current position, Mr. Withers was Senior Vice President from 1989 to October 2004, and he has been Secretary and General Counsel since November 1989.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information regarding the market for the Company’s common stock, quarterly market price ranges and dividend payments set forth in Note 18 of Notes to Consolidated Financial Statements of the 2006 Annual Report is hereby incorporated by reference. There were approximately 27,065 stockholders of record at September 30, 2006.

Repurchases of equity securities during the fourth quarter of 2006 are listed in the following table.

Period	(a) Total Number of Shares Purchased (000s)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (000s)	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (000s)
July 2006	1,800	$79.27	1,800	20,662
August 2006	2,125	$80.66	2,125	18,537
September 2006	1,700	$81.91	1,700	16,837
Total	5,625	$80.59	5,625	16,837

The Company’s Board of Directors authorized the repurchase of up to 40 million shares under the November 2001 program. The maximum number of shares that may yet be purchased under this program is 16.8 million.

Item 6.	Selected Financial Data

Years ended September 30

(dollars in millions, except per share amounts)

	2002 (a)	2003	2004	2005 (b)	2006
Net sales	$13,748	13,958	15,615	17,305	20,133
Earnings from continuing operations	$1,076	1,013	1,257	1,422	1,845
Earnings before cumulative effect of change in accounting principle	$1,060	1,089	1,257	1,422	1,845
Earnings from continuing operations per common share (basic)	$2.57	2.42	3.00	3.43	4.52
Earnings from continuing operations per common share (diluted)	$2.56	2.41	2.98	3.40	4.48
Earnings before cumulative effect of change in accounting principle per common share (diluted)	$2.52	2.59	2.98	3.40	4.48
Cash dividends per common share	$1.55	1.57	1.60	1.66	1.78
Long-term debt	$2,990	3,733	3,136	3,128	3,128
Total assets	$14,545	15,194	16,361	17,227	18,672

The operating results of Dura-Line are classified as discontinued operations for 2002-2003 in the table above. See Note 3 of Notes to Consolidated Financial Statements of the 2006 Annual Report for information regarding the Company’s acquisition and divestiture activities. Information presented in the selected financial data does not reflect the impact of a two-for-one stock split declared by the Company’s Board of Directors in November 2006. See Note 19 of Notes to Consolidated Financial Statements of the 2006 Annual Report, which note is hereby incorporated by reference.

(a) Fiscal 2002 earnings and per share amounts are before a cumulative effect of a change in accounting principle of $938 million ($2.24 per basic share, or $2.23 per diluted share) related to the adoption of FAS 142.

(b) Fiscal 2005 includes a tax expense of $63 million ($0.15 per share) related to the one-time opportunity to repatriate foreign earnings under the American Jobs Creation Act of 2004. See Note 13 of Notes to Consolidated Financial Statements of the 2006 Annual Report for additional information, which note is hereby incorporated by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Information appearing under “Results of Operations,” “Financial Position, Capital Resources and Liquidity,” “Critical Accounting Policies” and the “Safe Harbor Statement” in the 2006 Annual Report are hereby incorporated by reference.

Fiscal 2007 Outlook

The outlook for Emerson remains positive moving into fiscal 2007. Many of Emerson’s end markets remain strong, but a moderation in growth rates is expected when compared to 2006. Underlying sales growth for fiscal 2007 is expected to be in the range of 5 to 7 percent, excluding the expected 2 to 4 percent favorable impact from foreign currency translation, acquisitions and divestitures. Reported sales growth is expected to be in the range of 7 to 11 percent. Based on this level of sales growth, the Company expects to generate 2007 earnings per share growth in the range of 12 to 15 percent above the $4.48 per share earned in 2006.

Non-GAAP Financial Measures

To supplement Emerson’s financial information presented in accordance with generally accepted accounting principles (GAAP), management uses additional measures, including non-GAAP financial measures as such term is defined in Regulation G under the rules of the Securities and Exchange Commission, to clarify and enhance understanding of past performance and prospects for the future. Generally, a non-GAAP financial measure is a numerical measure of a company’s financial performance, financial position or cash flows that exclude (or include) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. For example, these financial measures may exclude the impact of certain unique items such as acquisitions, divestitures, one-time gains and losses or items outside of management’s control (e.g., foreign currency exchange rates). Management believes that the following non-GAAP financial measures provide investors and analysts useful insight into Emerson’s financial position and performance.

Underlying sales, which exclude the impact of acquisitions and divestitures during the periods presented, and fluctuations in foreign currency exchange rates, are provided to facilitate relevant period-to-period comparisons of sales growth by excluding these unique items that impact the overall comparability. Underlying sales should be viewed in addition to, and not as an alternative to net sales as determined in accordance with U.S. GAAP.

Operating profit (defined as net sales less cost of sales and selling, general and administrative expenses) and operating profit margin (defined as operating profit divided by net sales) are indicative of short-term operational performance and ongoing profitability.

Management closely monitors operating profit and operating profit margin of each business to evaluate past performance and actions required to improve profitability. Operating profit and operating profit margin should be viewed in addition to, and not as an alternative to pretax earnings or profit margin as determined in accordance with U.S. GAAP.

Earnings, earnings per share, return on equity and return on total capital excluding one-time gains and losses (for example, 2005 tax expense for earnings repatriation or 2003 gains from divestitures) provide additional insight into the underlying, ongoing operating performance of the Company and facilitate period-to-period comparisons by excluding the earnings impact of these items. Given the unique nature of these items, management believes that presenting earnings, earnings per share, return on equity and return on total capital excluding them is more representative of the Company’s operational performance and may be more useful for investors. However, these financial measures are not intended to replace earnings, earnings per share, return on equity or return on total capital as determined in accordance with U.S. GAAP.

Free cash flow (operating cash flow less capital expenditures) is an indicator of the Company’s cash generating capabilities after considering investments in capital assets which are necessary to maintain and enhance existing operations. Operating cash flow adds back non-cash depreciation expense to earnings and thereby does not reflect a charge for necessary capital expenditures. Although management believes that free cash flow is useful to both management and investors as a measure of the Company’s ability to generate cash, it is not intended to replace operating cash flow as determined in accordance with U.S. GAAP.

Overall, while Emerson believes these non-GAAP financial measures are useful in evaluating the Company, this information should be considered as supplemental in nature and not as a substitute for or superior to the related financial information prepared in accordance with GAAP. Further, the calculation of these non-GAAP financial measures may differ from the calculation of similarly titled financial measures presented by other companies, and therefore they may not be comparable among companies.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Information appearing under “Financial Instruments” in the 2006 Annual Report is hereby incorporated by reference.

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements of the Company and its subsidiaries and the report thereon of KPMG LLP in the 2006 Annual Report are hereby incorporated by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Emerson maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Company’s certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation performed, the Company’s certifying officers have concluded that the disclosure controls and procedures were effective as of September 30, 2006, to provide reasonable assurance of the achievement of these objectives.

Notwithstanding the foregoing, there can be no assurance that the Company’s disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company’s reports.

There was no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s report on internal control over financial reporting, and the related report of the Company’s auditor, KPMG LLP, an independent registered public accounting firm, appearing in the 2006 Annual Report are hereby incorporated by reference.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information regarding nominees and directors appearing under “Nominees and Continuing Directors” in the Emerson Electric Co. Notice of Annual Meeting of Stockholders and Proxy Statement for the February 2007 annual stockholders’ meeting (the “2007 Proxy Statement”) is hereby incorporated by reference. Information regarding executive officers is set forth in Part I of this report. Information appearing under “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2007 Proxy Statement is hereby incorporated by reference. Information regarding the Audit Committee and Audit Committee Financial Expert appearing under “Board of Directors and Committees” in the 2007 Proxy Statement is hereby incorporated by reference.

Emerson has adopted a Code of Ethics that applies to the Company’s chief executive officer, chief financial officer, chief accounting officer and controller; has posted such Code of Ethics on its Internet web site; and intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K by posting such information on its Internet web site. Emerson has adopted Charters for its Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee and a Code of Business Ethics for directors, officers and employees, which are available on its Internet web site and are available in print to any shareholder who requests them. Emerson has also adopted Corporate Governance Principles and Practices, which are available on its Internet web site and are available in print to any shareholder who requests them. The Company’s Internet web site may be accessed as follows: www.gotoemerson.com, Investor Relations, Corporate Governance.

Item 11.	Executive Compensation

Information appearing under “Director Compensation” and “Executive Compensation” in the 2007 Proxy Statement is hereby incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding beneficial ownership of shares by nominees and continuing directors, named executive officers and by all directors and executive officers as a group appearing under “Nominees and Continuing Directors” in the 2007 Proxy Statement is hereby incorporated by reference.

Equity Compensation Plan Information

The following table sets forth aggregate information regarding the Company’s equity compensation plans as of September 30, 2006:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	10,257,930	$57.30	18,631,499
Equity compensation plans not approved by security holders(2)	—	—	—
Total	10,257,930	$57.30	18,631,499

(1)	Includes the Company’s Stock Option and previously approved Incentive Shares Plans. Included in column (a) are 2,364,630 shares reserved for performance share awards (awarded primarily in 2004), which represent the right to receive common shares contingent upon the Company achieving certain financial objectives by the end of fiscal year 2007. As provided by the Company’s Incentive Shares Plans, performance share awards represent a commitment to issue such shares without cash payment by the employee, contingent upon achievement of such objectives and the performance of services by the employee. The price in column (b) represents the weighted-average exercise price for outstanding options. Included in column (c) are 10,653,447 shares remaining available for award under the previously approved 2006 Incentive Shares Plan and 227,048 shares remaining available under the previously approved Restricted Stock Plan for Non-Management Directors.

(2)	Excludes 10,355 outstanding options assumed in connection with acquisitions with a weighted-average exercise price of $35.27.

Information regarding stock option plans and incentive shares plans set forth in Note 14 of Notes to Consolidated Financial Statements of the 2006 Annual Report is hereby incorporated by reference.

Item 13.	Certain Relationships and Related Transactions

Information appearing under “Certain Business Relationships and Transactions” in the 2007 Proxy Statement is hereby incorporated by reference.

Item 14.	Principal Accounting Fees and Services

Information appearing under “Fees Paid to KPMG LLP” in the 2007 Proxy Statement is hereby incorporated by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

A) Documents filed as a part of this report:

1.	The consolidated financial statements of the Company and its subsidiaries and the report thereon of KPMG LLP in the 2006 Annual Report.

2.	Financial Statement Schedules

All schedules are omitted because they are not required, not applicable or the information is given in the financial statements or notes thereto contained in the 2006 Annual Report.

3.	Exhibits (Listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

3(a)	Restated Articles of Incorporation of Emerson Electric Co., incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended March 31, 2001, File No. 1-278, Exhibit 3(a); Termination of Designated Shares of Stock and Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock, incorporated by reference to Emerson Electric Co. 1998 Form 10-K, File No. 1-278, Exhibit 3(a).

3(b)	Bylaws of Emerson Electric Co., as amended through October 4, 2005, incorporated by reference to Emerson Electric Co. Form 8-K dated October 4, 2005, Exhibit 3.1.

4(a)	Indenture dated as of April 17, 1991, between Emerson Electric Co. and The Boatmen’s National Bank of St. Louis, Trustee, incorporated by reference to Emerson Electric Co. Registration Statement on Form S-3, File No. 33-62545, Exhibit 4.1.

4(b)	Indenture dated as of December 10, 1998, between Emerson Electric Co. and The Bank of New York, Trustee, incorporated by reference to Emerson Electric Co. 1998 Form 10-K, File No. 1-278, Exhibit 4(b).

No other long-term debt instruments are filed since the total amount of securities authorized under any such instrument does not exceed 10 percent of the total assets of Emerson Electric Co. and its subsidiaries on a consolidated basis. Emerson Electric Co. agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

4(c)	Rights Agreement dated as of November 1, 1998, between Emerson Electric Co. and ChaseMellon Shareholder Services, L.L.C., incorporated by reference to Emerson Electric Co. Form 8-A, dated October 6, 1998, File No. 1-278, Exhibit 1.

10(a)*	1991 Stock Option Plan, as amended, incorporated by reference to Emerson Electric Co. 1997 Form 10-K, File No. 1-278, Exhibit 10(e) and Amendment No. 1 thereto, incorporated by reference to Emerson Electric Co. 2000 Form 10-K, File No. 1-278, Exhibit 10(c).

10(b)*	Third Amendment to the Emerson Electric Co. 1993 Incentive Shares Plan, as restated, incorporated by reference to Emerson Electric Co. 1996 Form 10-K, File No. 1-278, Exhibit 10(g), and Fourth Amendment thereto, incorporated by reference to Emerson Electric Co. 2001 Form 10-K, File No. 1-278, Exhibit 10(d).

10(c)*	Emerson Electric Co. Continuing Compensation Plan for Non-Management Directors, incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended June 30, 2002, File No. 1-278, Exhibit 10(e).

10(d)*	Deferred Compensation Plan for Non-Employee Directors, as amended, incorporated by reference to Emerson Electric Co. 1994 Form 10-K, File No. 1-278, Exhibit 10(k).

10(e)*	First Amendment to the Emerson Electric Co. Supplemental Executive Retirement Plan, incorporated by reference to Emerson Electric Co. 1999 Form 10-K, File No. 1-278, Exhibit 10(h), and Form of Change of Control Election, incorporated by reference to Emerson Electric Co. Form 8-K dated October 1, 2004, Exhibit 10.9.

10(f)*	Fifth Amendment to the Supplemental Executive Savings Investment Plan, incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended March 31, 1999, File No. 1-278, Exhibit 10(j), and Form of Participation Agreement and Form of Annual Election, incorporated by reference to Emerson Electric Co. Form 8-K dated October 1, 2004, Exhibit 10.8.

10(g)*	Annual Incentive Plan incorporated by reference to Emerson Electric Co. 2000 Proxy Statement dated December 8, 1999, File No. 1-278, Appendix A, and Form of Deferral and Change of Control Election, incorporated by reference to Emerson Electric Co. Form 8-K dated October 1, 2004, Exhibit 10.7.

10(h)*	1997 Incentive Shares Plan, incorporated by reference to Emerson Electric Co. 1997 Proxy Statement dated December 6, 1996, File No. 1-278, Exhibit A, and First Amendment thereto, incorporated by reference to Emerson Electric Co. 2001 Form 10-K, File No. 1-278, Exhibit 10(j), Form of Performance Share Award Certificate and Form of Acceptance of Award and Change of Control Election, incorporated by reference to Emerson Electric Co. Form 8-K dated October 1, 2004, Exhibit 10.5, and Form of Restricted Shares Award Agreement, incorporated by reference to Emerson Electric Co. Form 8-K dated October 1, 2004, Exhibit 10.6.

10(i)*	1998 Stock Option Plan, incorporated by reference to Emerson Electric Co. 1998 Proxy Statement dated December 12, 1997, File No. 1-278, Appendix A, and Amendment No. 1 thereto, incorporated by reference to Emerson Electric Co. 2000 Form 10-K, File No. 1-278, Exhibit 10(l), Form of Notice of Grant of Stock Options and Option Agreement and Form of Incentive Stock Option Agreement, incorporated by reference to Emerson Electric Co. Form 8-K dated October 1, 2004, Exhibit 10.1, and Form of Notice of Grant of Stock Options and Option Agreement and Form of Nonqualified Stock Option Agreement, incorporated by reference to Emerson Electric Co. Form 8-K dated October 1, 2004, Exhibit 10.2.

10(j)*	2001 Stock Option Plan, incorporated by reference to Emerson Electric Co. 2002 Proxy Statement dated December 12, 2001, File No. 1-278, Appendix A, Form of Notice of Grant of Stock Options and Option Agreement and Form of Incentive Stock Option Agreement, incorporated by reference to Emerson Electric Co. Form 8-K dated October 1, 2004, Exhibit 10.3, and Form of Notice of Grant of Stock Options and Option Agreement and Form of Nonqualified Stock Option Agreement, incorporated by reference to Emerson Electric Co. Form 8-K dated October 1, 2004, Exhibit 10.4.

10(k)*	Emerson Electric Co. Description of Split Dollar Life Insurance Program Transition, incorporated by reference to Emerson Electric Co. Form 8-K dated August 31, 2005, Exhibit 10.1.

10(l)*	Emerson Electric Co. Restricted Stock Plan for Non-Management Directors, incorporated by reference to Emerson Electric Co. 2005 Proxy Statement dated December 8, 2004, Appendix B, and Form of Award Letter under the Emerson Electric Co. Restricted Stock Plan for Non-Management Directors, incorporated by reference to Emerson Electric Co. Form 8-K dated February 1, 2005, Exhibit 10.2.

10(m)*	Description of Non-Management Director Compensation, incorporated by reference to Emerson Electric Co. Form 8-K dated October 4, 2005, Exhibit 10.1.

10(n)*	Description of Named Executive Officer Compensation, incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended December 31, 2004, Exhibit 10.1.

10(o)*	Letter Agreement effective as of November 1, 2005, by and between Emerson Electric Co. and James G. Berges, incorporated by reference to Emerson Electric Co. Form 8-K dated November 1, 2005, Exhibit 10.1.

10(p)*	Consulting Contract made and entered into as of November 1, 2005, by and between Emerson Electric Co. and James G. Berges, incorporated by reference to Emerson Electric Co. Form 8-K dated November 1, 2005, Exhibit 10.2.

10(q)*	Emerson Electric Co. 2006 Incentive Shares Plan, incorporated by reference to Emerson Electric Co. 2006 Proxy Statement dated December 16, 2005, Appendix C.

10(r)	Long-Term Credit Agreement dated as of April 28, 2006, incorporated by reference to Emerson Electric Co. Form 8-K dated May 2, 2006, Exhibit 10.1.

12	Ratio of Earnings to Fixed Charges.

13	Portions of Emerson Electric Co. Annual Report to Stockholders for the year ended September 30, 2006, incorporated by reference herein.

21	Subsidiaries of Emerson Electric Co.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney.

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

* Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERSON ELECTRIC CO.

By	/s/ W. J. Galvin
W. J. Galvin
Senior Executive Vice President
and Chief Financial Officer

Date: November 20, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on November 20, 2006, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ D. N. Farr	Chairman of the Board, Chief Executive Officer, President and Director
D. N. Farr

/s/ W. J. Galvin	Senior Executive Vice President, Chief Financial Officer and Director
W. J. Galvin

/s/ R. J. Schlueter	Vice President and Chief Accounting Officer
R. J. Schlueter

*	Director
A. A. Busch III

*	Director
D. C. Farrell

*	Director
C. Fernandez G.

*	Director
A. F. Golden

*	Director
R. B. Horton

*	Director
G. A. Lodge

*	Director
V. R. Loucks, Jr.

*	Director
J. B. Menzer

*	Director
C. A. Peters

*	Director
J. W. Prueher

*	Director
R. L. Ridgway

*	Director
R. L. Stephenson

* By	/s/ W. J. Galvin
W. J. Galvin
Attorney-in-fact

INDEX TO EXHIBITS

Exhibits are listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K.

Exhibit No.	Exhibit
12	Ratio of Earnings to Fixed Charges

13	Portions of Emerson Electric Co. Annual Report to Stockholders for the year ended September 30, 2006, incorporated by reference herein

21	Subsidiaries of Emerson Electric Co.

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney

31	Certifications pursuant to Exchange Act Rule 13a – 14(a)

32	Certifications pursuant to Exchange Act Rule 13a – 14(b) and 18 U.S.C. Section 1350

See Item 15(A) 3. for a list of exhibits incorporated by reference.