Form 10-Q
period 2006-12-31
EMERSON ELECTRIC CO
filed 2007-02-07
CIK 32604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common stock of $0.50 par value per share outstanding at January 31, 2007: 797,892,707 shares.

FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
THREE MONTHS ENDED DECEMBER 31, 2005 AND 2006
(Dollars in millions, except per share amounts; unaudited)

	Three Months Ended December 31,
	2005	2006

Net Sales	$4,548	5,051

Costs and expenses:
Cost of sales	2,955	3,256
Selling, general and administrative expenses	950	1,078
Other deductions, net	23	19
Interest expense (net of interest income of $5 and $7, respectively)	50	58

Earnings before income taxes	570	640

Income taxes	171	195

Net earnings	$399	445

Basic earnings per common share	$0.49	0.56

Diluted earnings per common share	$0.48	0.55

Cash dividends per common share	$0.2225	0.2625

See accompanying Notes to Consolidated Financial Statements.

FORM 10-Q

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts; unaudited)

	September 30,	December 31,
	2006	2006

ASSETS
Current assets
Cash and equivalents	$810	1,090
Receivables, less allowances of $74 and $73, respectively	3,716	3,673
Inventories	2,222	2,410
Other current assets	582	573

Total current assets	7,330	7,746

Property, plant and equipment, net	3,220	3,220

Other assets
Goodwill	6,013	6,077
Other	2,109	2,060

Total other assets	8,122	8,137
	$18,672	19,103

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term borrowings and current maturities of long-term debt	$898	1,167
Accounts payable	2,305	2,086
Accrued expenses	1,933	1,951
Income taxes	238	322

Total current liabilities	5,374	5,526

Long-term debt	3,128	3,375

Other liabilities	2,016	1,996

Stockholders’ equity
Preferred stock of $2.50 par value per share
Authorized 5,400,000 shares; issued - none	-	-
Common stock of $0.50 par value per share
Authorized 1,200,000,000 shares; issued 953,354,012 shares;
outstanding 804,693,798 shares and 799,032,568 shares, respectively	238	477
Additional paid-in capital	161	4
Retained earnings	11,314	11,471
Accumulated other comprehensive income	306	376
Cost of common stock in treasury, 148,660,214 shares
and 154,321,444 shares, respectively	(3,865)	(4,122)

Total stockholders' equity	8,154	8,206
	$18,672	19,103

See accompanying Notes to Consolidated Financial Statements.

FORM 10-Q

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2005 AND 2006
(Dollars in millions; unaudited)

	Three Months Ended
	December 31,
	2005	2006

Operating activities
Net earnings	$399	445
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	141	161
Changes in operating working capital	(263)	(327)
Other	42	48

Net cash provided by operating activities	319	327

Investing activities
Capital expenditures	(101)	(121)
Purchases of businesses, net of cash and equivalents acquired	(57)	-
Other	(5)	43

Net cash used in investing activities	(163)	(78)

Financing activities
Net increase (decrease) in short-term borrowings	(262)	270
Proceeds from long-term debt	-	248
Principal payments on long-term debt	(254)	(1)
Dividends paid	(183)	(211)
Purchases of treasury stock	(41)	(283)
Other	(17)	(6)

Net cash provided by (used in) financing activities	(757)	17

Effect of exchange rate changes on cash and equivalents	(8)	14

Increase (decrease) in cash and equivalents	(609)	280

Beginning cash and equivalents	1,233	810

Ending cash and equivalents	$624	1,090

Changes in operating working capital
Receivables	$24	67
Inventories	(125)	(174)
Other current assets	55	6
Accounts payable	(90)	(227)
Accrued expenses	(111)	(90)
Income taxes	(16)	91
	$(263)	(327)

See accompanying Notes to Consolidated Financial Statements.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Notes to Consolidated Financial Statements

1.
The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation of the results for the interim periods presented. These adjustments consist of normal recurring accruals. The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required for annual financial statements presented in conformity with U.S. generally accepted accounting principles. For further information refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2006.

2.
On December 11, 2006, a two-for-one split of the Company’s common stock was effected in the form of a 100 percent stock dividend (shares began trading on a post-split basis on December 12, 2006). This stock split resulted in the issuance of approximately 476.7 million additional shares of common stock and was accounted for by the transfer of approximately $161 million from additional paid-in capital and $77 million from retained earnings to common stock. All share and per share data have been retroactively restated to reflect this split.

3.	Reconciliations of weighted average common shares for basic earnings per common share and diluted earnings per common share follow (shares in millions):

	Three Months Ended
	December 31,
	2005	2006

Basic	819.6	799.4
Dilutive shares	7.6	9.1
Diluted	827.2	808.5

4.	Comprehensive income is summarized as follows (dollars in millions):

	Three Months Ended
	December 31,
	2005	2006

Net earnings	$399	445
Changes in foreign currency translation, cash flow hedges and other	(20)	70
	$379	515

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

5.	Other Financial Information (dollars in millions):

	September 30,	December 31,
	2006	2006
Inventories
Finished products	$887	1,001
Raw materials and work in process	1,335	1,409
	$2,222	2,410

Property, plant and equipment, net
Property, plant and equipment, at cost	$7,889	8,008
Less accumulated depreciation	4,669	4,788
	$3,220	3,220

Goodwill
Process Management	$1,778	1,795
Industrial Automation	1,016	1,051
Network Power	2,162	2,169
Climate Technologies	408	410
Appliance and Tools	649	652
	$6,013	6,077

Changes in the goodwill balances since September 30, 2006, are primarily due to the translation of non-U.S. currencies to the U.S. dollar.

Other assets, other
Pension plans	$1,037	1,029
Intellectual property and customer relationships	470	462
Equity and other investments	171	133
Capitalized software	163	163
Leveraged leases	109	109
Other	159	164
	$2,109	2,060

Product warranty liability	$206	190

Other liabilities
Deferred income taxes	$724	746
Postretirement plans, excluding current portion	371	377
Retirement plans	253	259
Minority interest	176	173
Other	492	441
	$2,016	1,996

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

6.	Net periodic pension expense is summarized as follows (dollars in millions):

	Three Months Ended
	December 31,
	2005	2006

Service cost	$20	16
Interest cost	44	49
Expected return on plan assets	(57)	(63)
Net amortization	29	25
	$36	27

Net postretirement plan expense is summarized as follows (dollars in millions):

	Three Months Ended
	December 31,
	2005	2006

Service cost	$2	1
Interest cost	6	7
Net amortization	7	7
	$15	15

7.	Other deductions, net are summarized as follows (dollars in millions):

	Three Months Ended
	December 31,
	2005	2006
Other deductions, net
Rationalization of operations	$12	16
Amortization of intangibles	9	14
Other	26	31
Gains	(24)	(42)
	$23	19

For the three months ended December 31, 2006 and 2005, the Company recorded gains of approximately $24 million and $18 million, respectively, for payments received under the U.S. Continued Dumping and Subsidy Offset Act. During the three months ended December 31, 2006, the Company sold approximately 2.2 million shares of MKS Instruments, Inc. (MKS), a publicly-traded company, and held approximately 2.3 million shares at December 31, 2006; the Company recorded a pretax gain of $13 million on these sales.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

8.	The change in the liability for rationalization of operations during the three months ended December 31, 2006, follows (dollars in millions):

	September 30,			December 31,
	2006	Expense	Paid / Utilized	2006
Severance and benefits	$31	8	11	28
Lease/contract terminations	12	1	3	10
Vacant facility and other shutdown costs	1	2	2	1
Start-up and moving costs	1	5	5	1
	$45	16	21	40

Rationalization of operations by business segment is summarized as follows (dollars in millions):

	Three Months Ended December 31,
	2005	2006

Process Management	$2	2
Industrial Automation	2	3
Network Power	3	4
Climate Technologies	1	3
Appliance and Tools	4	4
	$12	16

During the first quarter of 2007, rationalization actions included the following. Industrial Automation included severance and start-up and moving costs related to the consolidation of certain power transmission facilities in Asia to obtain operational efficiencies.  Network Power included severance related to the closure of certain power conversion facilities acquired with Artesyn, as well as start-up and moving costs related to the shifting of certain power systems production from the United States to Mexico to remain competitive on a global basis. Climate Technologies included start-up costs related to capacity expansion in Mexico and Eastern Europe and start-up and moving costs related to the consolidation of certain production facilities in the United States to improve profitability.

Including the $16 million of rationalization costs incurred during the three months ended December 31, 2006, the Company expects rationalization expense for the entire 2007 fiscal year to total approximately $85 million to $100 million, including the costs to complete actions initiated before the end of the first quarter and actions anticipated to be approved and initiated during the remainder of the year.

Rationalization actions during the first quarter of 2006 included the following. Industrial Automation included start-up and moving costs related to shifting certain motor production in Western Europe to Eastern Europe, China and Mexico to leverage costs and remain competitive on a global basis. Network Power included mainly severance and vacant facility costs related to the consolidation of certain power systems operations in North America and the consolidation of administrative facilities in Europe to obtain operational synergies. Appliance and Tools included start-up and moving costs related to the shifting of certain tool and motor manufacturing operations from the United States and Western Europe to China and Mexico in order to consolidate facilities and improve profitability.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

9.	Summarized information about the Company's operations by business segment follows (dollars in millions):

	Sales		Earnings
Three months ended December 31,	2005	2006	2005	2006

Process Management	$1,097	1,218	176	217
Industrial Automation	860	994	143	166
Network Power	939	1,199	108	117
Climate Technologies	748	688	102	90
Appliance and Tools	1,040	1,088	120	133
	4,684	5,187	649	723
Differences in accounting methods			40	48
Corporate and other			(69)	(73)
Eliminations/Interest	(136)	(136)	(50)	(58)

Net sales/Earnings before income taxes	$4,548	5,051	570	640

Intersegment sales of the Appliance and Tools segment for the three months ended December 31, 2006 and 2005, respectively, were $113 million and $117 million.

10.
In January 2007, the Company acquired Damcos Holding AS (Damcos) for approximately $214 million (net of cash and equivalents acquired and including assumed debt of approximately $50 million).  Damcos supplies valve remote controls and tank monitoring equipment to the marine and shipbuilding industries.  Damcos has annual revenues of approximately $90 million and will be included in the Process Management segment.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Items 2 and 3. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

The first quarter of fiscal 2007 was strong, with sales and earnings for four of the five business segments increasing over the prior year period. The Network Power, Industrial Automation and Process Management businesses drove gains as international demand expanded during the first quarter. Strong growth in Asia and Europe, 2006 acquisitions and favorable foreign currency translation contributed to the first quarter results. Emerson's financial position remains strong and the Company continues to generate substantial cash flow.

THREE MONTHS ENDED DECEMBER 31, 2006, COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 2005

RESULTS OF OPERATIONS

Three months ended December 31,	2005	2006	Change
(dollars in millions, except per share amounts)

Net sales	$4,548	5,051	11%
Gross profit	$1,593	1,795	13%
Percent of sales	35.0%	35.5%
SG&A	$950	1,078
Percent of sales	20.9%	21.3%
Other deductions, net	$23	19
Interest expense, net	$50	58
Earnings before income taxes	$570	640	12%
Net earnings	$399	445	12%
Percent of sales	8.8%	8.8%

EPS	$0.48	0.55	15%

Net sales for the quarter ended December 31, 2006 were $5,051 million, an increase of $503 million, or 11 percent, over net sales of $4,548 million for the quarter ended December 31, 2005, with international sales leading the overall growth. The consolidated results reflect increases in four of the five business segments, with a 4 percent ($187 million) increase in underlying sales (which exclude acquisitions, divestitures and foreign currency translation), a 5 percent ($218 million) positive impact from acquisitions, net of divestitures, and a 2 percent ($98 million) favorable impact from foreign currency translation. The underlying sales increase of 4 percent for the first quarter was driven by an 11 percent increase in total international sales partially offset by a 2 percent decrease in the United States. The international sales growth reflects strong international demand in all of the segments, driven by increases in Asia (14 percent) and Europe (9 percent). The decline in the United States was primarily attributable to the Climate Technologies segment, which reflects the efficiency standard change in the prior year. The Company estimates that the underlying growth primarily reflects a nearly 2 percent impact from higher sales prices, a more than 1 percent gain from volume and a 1 percent impact from penetration gains.

Cost of sales for the first quarters of fiscal 2007 and 2006 were $3,256 million and $2,955 million, respectively. Cost of sales as a percent of net sales was 64.5 percent in the first quarter of 2007, compared with 65.0 percent in the first quarter of 2006. Gross profit was $1,795 million and $1,593 million for the first quarters ended December 31, 2006 and 2005, respectively, resulting in gross profit margins of 35.5 percent and 35.0 percent. The increase in the gross profit margin primarily reflects higher sales prices and benefits realized from productivity improvements, which were substantially offset by higher raw material costs.

Selling, general and administrative (SG&A) expenses for the first quarter of 2007 were $1,078 million, or 21.3 percent of net sales, compared with $950 million, or 20.9 percent of net sales, for the first quarter of 2006. The increase of $128 million was largely due to the increase in variable costs on higher sales. The increase in SG&A as a percent of sales was primarily the result of higher compensation costs, as well as other inflationary pressures.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Other deductions, net were $19 million for the first quarter of 2007, a $4 million decrease from the $23 million for the same period in the prior year. For the three months ended December 31, 2006, the Company recorded a pretax gain of approximately $13 million related to the sale of shares of MKS. For the three months ended December 31, 2006, ongoing costs for the rationalization of operations were $16 million, compared to $12 million in the prior year period, which reflects a higher level of activity as the Company integrates acquisitions. See notes 7 and 8 for further details regarding other deductions, net and rationalization costs.

Earnings before income taxes for the first quarter of 2007 increased $70 million, or 12 percent, to $640 million, compared to $570 million for the first quarter of 2006. The earnings results predominantly reflect increases of $41 million in the Process Management and $23 million in the Industrial Automation business segments.

Income taxes were $195 million and $171 million for the three months ended December 31, 2006 and 2005, respectively, resulting in effective tax rates of 30 percent for both periods. The effective tax rate for the entire fiscal year 2007 is currently estimated to be 31 percent to 32 percent.

Net earnings were $445 million and earnings per share were $0.55 for the three months ended December 31, 2006, increases of 12 percent and 15 percent, respectively, compared to $399 million and $0.48 for the three months ended December 31, 2005. The 15 percent increase in earnings per share also reflects the purchase of treasury shares.

BUSINESS SEGMENTS

Process Management
Three months ended December 31,	2005	2006	Change
(dollars in millions)

Sales	$1,097	1,218	11%
Earnings	$176	217	23%
Margin	16.1%	17.8%

Process Management sales were $1,218 million in the first quarter of fiscal 2007, an increase of 11 percent over the prior year period, as this segment continues to grow internationally. Nearly all of the businesses reported higher sales, with sales and earnings (defined as earnings before interest and taxes for the business segments discussion) particularly strong for the systems, measurement and valves businesses, primarily due to continued demand in the energy markets, particularly power, and oil and gas. Underlying sales increased 6 percent primarily reflecting volume, while favorable foreign currency translation added 3 percent ($32 million) and the Bristol acquisition contributed 2 percent ($22 million). The underlying sales increase reflects growth in Asia (6 percent) and in the Middle East (70 percent) from a smaller base compared with the prior year period, while sales in the United States increased 3 percent. First quarter earnings increased 23 percent to $217 million from $176 million in the prior year period, reflecting higher sales volume, as well as acquisitions. The margin increase also reflects leverage on the higher volume and favorable product mix. A slight increase in sales prices and material cost containment were more than offset by higher wage costs.

Industrial Automation
Three months ended December 31,	2005	2006	Change
(dollars in millions)

Sales	$860	994	16%
Earnings	$143	166	16%
Margin	16.6%	16.7%

Sales rose 16 percent to $994 million in the Industrial Automation segment for the three months ended December 31, 2006, reflecting sales growth in all of the businesses and in nearly all of the major geographic regions. The first quarter results were driven by continued strength in the power generating alternator and electronic drives businesses. Underlying sales grew 11 percent, foreign currency translation had an approximate 4 percent ($28 million) favorable impact and acquisitions, net of divestitures, added approximately 1 percent ($10 million). The underlying growth reflects both increased global industrial demand and an estimated 3 percent positive impact from price and penetration gains. The underlying sales increase included 6 percent growth in the United States and 15 percent internationally. The increase in international sales primarily reflects growth in Europe (15 percent) and Asia (18 percent). Earnings were $166 million, an increase of 16 percent, in line with sales growth. The increase reflects higher sales volume and increased sales prices which were substantially offset by higher material costs. The earnings increase was aided by a $24 million payment received by the power transmission business from dumping duties related to the U.S. Continued Dumping and Subsidy Offset Act in the current quarter, compared with an $18 million payment received in the prior year first quarter.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Network Power

Three months ended December 31,	2005	2006	Change
(dollars in millions)

Sales	$939	1,199	28%
Earnings	$108	117	9%
Margin	11.5%	9.8%

Sales in the Network Power segment increased 28 percent to $1,199 million for the first quarter of 2007 compared to the prior year period, reflecting continued strength in the power systems, embedded power and precision cooling businesses. The sales increase reflects an underlying sales growth of 9 percent, a 17 percent ($162 million) contribution from the Artesyn and Knürr acquisitions, net of divestitures, and a 2 percent ($17 million) favorable impact from foreign currency translation. The underlying sales increase of 9 percent primarily reflects higher volume and was also aided by penetration gains, partially offset by slightly lower prices. Geographically, underlying sales reflect a 6 percent increase in the United States and 21 percent growth in Asia (primarily China), while sales in Europe were flat. The growth in the United States reflects substantial investment in data room construction and non-residential computer equipment which was partially offset by weakness in the North American telecommunications power market. The Company’s market penetration in China and other Asian markets continued. Earnings of $117 million increased $9 million, or 9 percent, from the prior year period primarily due to higher sales volume. The margin was primarily diluted by the Artesyn acquisition, higher wage costs, as well as declines in sales prices.

Climate Technologies

Three months ended December 31,	2005	2006	Change
(dollars in millions)

Sales	$748	688	(8%)
Earnings	$102	90	(13%)
Margin	13.7%	13.0%

Climate Technologies sales decreased 8 percent to $688 million for the quarter ended December 31, 2006. The sales decrease was driven by an 11 percent decline in underlying sales partially offset by a 2 percent ($13 million) contribution from acquisitions and a 1 percent ($8 million) favorable impact from foreign currency translation. The underlying sales decline was net of an approximate 4 percent growth impact from penetration gains and higher sales prices. The decrease in sales is primarily attributable to tough comparisons, since the first quarter of fiscal 2006 included approximately $100 million of purchases of legacy products in anticipation of the efficiency standard change in the United States that became effective on January 23, 2006. The decline also reflects slowing construction rates in the United States. However, international sales increased 13 percent reflecting growth in Europe (33 percent) and Asia (11 percent) compared with the prior year period. Earnings decreased 13 percent during the quarter to $90 million primarily due to lower sales volume. The profit margin was negatively impacted as higher material and wage costs more than offset sales price increases while favorable product mix and benefits from prior cost reduction initiatives were partially offset by deleverage on lower sales volumes.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Appliance and Tools

Three months ended December 31,	2005	2006	Change
(dollars in millions)

Sales	$1,040	1,088	5%
Earnings	$120	133	11%
Margin	11.5%	12.2%

The Appliance and Tools segment sales increased 5 percent to $1,088 million in the first quarter of 2007. This increase reflects more than 2 percent growth in underlying sales, a more than 1 percent ($13 million) favorable impact from foreign currency translation and a more than 1 percent ($11 million) contribution from acquisitions. The first quarter results were mixed across the businesses. Strong growth in the tools and storage businesses reflects higher demand at major retailers. The motors and appliance components businesses declined, reflecting weakness in the United States for industrial and hermetic motors and electromechanical appliance controls. The underlying sales increase of more than 2 percent reflects an approximate 5 percent positive impact from price and an estimated 3 percent decline in volume. Total international underlying sales grew approximately 11 percent during the quarter, while underlying sales in the United States were flat. Earnings were $133 million, an increase of 11 percent compared to the prior year period. The overall increase in margin primarily reflects savings from prior cost reduction efforts partially offset by deleverage on lower volume in motors and appliance components. Higher sales prices were offset by higher raw material costs (particularly copper and steel in the motors business).

FINANCIAL CONDITION

A comparison of key elements of the Company's financial condition at the end of the first quarter as compared to the end of the prior fiscal year follows:

	September 30,	December 31,
	2006	2006

Working capital (in millions)	$1,956	2,220
Current ratio	1.4 to 1	1.4 to 1
Total debt to total capital	33.1%	35.6%
Net debt to net capital	28.1%	29.4%

The ratio of total debt to total capital has increased to 35.6 percent, or 3.6 percentage points above the 32.0 percent ratio for the prior year first quarter. The Company's long-term debt is rated A2 by Moody's Investors Service and A by Standard and Poor's. The Company's interest coverage ratio (earnings before income taxes and interest expense, divided by interest expense) was 10.8 times for the three months ended December 31, 2006, compared to 11.3 times for the same period in the prior year primarily due to higher average borrowings.

Cash and equivalents increased by $280 million during the three months ended December 31, 2006. During the first quarter of 2007, the Company issued $250 million of 5.125%, ten-year notes under a shelf registration statement filed with the Securities and Exchange Commission. Cash flow provided by operating activities of $327 million was up $8 million compared to $319 million in the prior year period. Operating cash flow, the net increase in short-term borrowings of $270 million and the $248 million of proceeds from long-term debt were used primarily to fund treasury stock purchases of $283 million, pay dividends of $211 million and fund capital expenditures of $121 million. For the three months ended December 31, 2006, free cash flow of $206 million (operating cash flow of $327 million less capital expenditures of $121 million) was down 6 percent from free cash flow of $218 million (operating cash flow of $319 million less capital expenditures of $101 million) for the same period in the prior year, primarily due to higher capital expenditures in the current quarter as compared to the prior year period.

The Company is in a strong financial position, with total assets of $19 billion and stockholders' equity of $8 billion, and has the resources available for reinvestment in existing businesses, strategic acquisitions and managing the capital structure on a short- and long-term basis.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

OUTLOOK

The outlook for Emerson remains positive for fiscal 2007. Underlying sales growth for fiscal 2007 is expected to be in the range of 5 percent to 7 percent, which excludes the expected 3 percent to 4 percent favorable impact from foreign currency translation, acquisitions and divestitures. Reported sales growth is expected to be in the range of 8 percent to 11 percent. Based on this level of sales growth, the Company expects to generate 2007 earnings per share in the range of $2.50 to $2.60, which would represent growth in the range of 12 percent to 16 percent above the $2.24 per share earned in fiscal 2006. Rationalization of operations expense is estimated to be approximately $85 million to $100 million for fiscal 2007. Operating cash flow is estimated at approximately $2.7 billion and capital expenditures are estimated to be $0.7 billion for 2007.

Statements in this report that are not strictly historical may be "forward-looking" statements, which involve risks and uncertainties, and Emerson undertakes no obligation to update any such statement to reflect later developments. These include economic and currency conditions, market demand, pricing, and competitive and technological factors, among others which are set forth in the “Risk Factors” of Part I, Item 1, and the "Safe Harbor Statement" of Exhibit 13, to the Company's Annual Report on Form 10-K for the year ended September 30, 2006, which are hereby incorporated by reference.

Item 4. Controls and Procedures

Emerson maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including the Company’s certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of December 31, 2006, to provide reasonable assurance of the achievement of these objectives.

Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports.

There was no change in the Company's internal control over financial reporting during the quarter ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased (000s)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (000s)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (000s)
October 2006	2,600	$42.32	2,600	31,073
November 2006	2,227	$43.26	2,227	28,846
December 2006	1,550	$43.27	1,550	27,296
Total	6,377	$42.88	6,377	27,296

The amounts above reflect the Company’s December 2006 two-for-one stock split. See Note 2 of the Notes to Consolidated Financial Statements for additional information. The Company’s Board of Directors authorized the repurchase of up to 80 million shares under the November 2001 program, as adjusted for the stock split. The maximum number of shares that may yet be purchased under this program is 27.3 million as of December 31, 2006.

Item 6. Exhibits.

(a)	Exhibits (Listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

4
Emerson agrees to furnish to the Securities and Exchange Commission, upon request, copies of any long-term debt instruments that authorize an amount of securities constituting 10 percent or less of the total assets of Emerson and its subsidiaries on a consolidated basis.

12	Ratio of Earnings to Fixed Charges.

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMERSON ELECTRIC CO.

Date: February 7, 2007	By	/s/ Walter J. Galvin
Walter J. Galvin Senior Executive Vice President and Chief Financial Officer

(on behalf of the registrant and as Chief Financial Officer)

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

INDEX TO EXHIBITS

Exhibits are listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K.

Exhibit No.	Exhibit

12	Ratio of Earnings to Fixed Charges.

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.