Form 10-Q
period 2007-03-31
EMERSON ELECTRIC CO
filed 2007-05-03
CIK 32604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common stock of $0.50 par value per share outstanding at March 31, 2007: 795,262,988 shares.

FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2006 AND 2007
(Dollars in millions, except per share amounts; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2007	2006	2007

Net sales	$4,852	5,513	9,400	10,564

Costs and expenses:
Cost of sales	3,118	3,561	6,073	6,817
Selling, general and administrative expenses	1,005	1,115	1,955	2,193
Other deductions, net	54	43	77	62
Interest expense (net of interest income of
$4, $7, $9 and $14, respectively)	50	58	100	116

Earnings before income taxes	625	736	1,195	1,376

Income taxes	191	242	362	437

Net earnings	$434	494	833	939

Basic earnings per common share	$0.53	0.62	1.02	1.18

Diluted earnings per common share	$0.52	0.61	1.00	1.16

Cash dividends per common share	$0.2225	0.2625	0.4450	0.5250

See accompanying Notes to Consolidated Financial Statements.

FORM 10-Q

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts; unaudited)
	September 30,	March 31,
	2006	2007
ASSETS
Current assets
Cash and equivalents	$810	1,094
Receivables, less allowances of $74 and $75, respectively	3,716	3,888
Inventories	2,222	2,388
Other current assets	582	619

Total current assets	7,330	7,989

Property, plant and equipment, net	3,220	3,259

Other assets
Goodwill	6,013	6,240
Other	2,109	2,044

Total other assets	8,122	8,284
	$18,672	19,532

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term borrowings and current maturities of long-term debt	$898	1,349
Accounts payable	2,305	2,137
Accrued expenses	1,933	2,016
Income taxes	238	284

Total current liabilities	5,374	5,786

Long-term debt	3,128	3,375

Other liabilities	2,016	2,025

Stockholders’ equity
Preferred stock of $2.50 par value per share
Authorized 5,400,000 shares; issued - none	-	-
Common stock of $0.50 par value per share
Authorized 1,200,000,000 shares; issued 953,354,012 shares;
outstanding 804,693,798 shares and 795,262,988 shares, respectively	238	477
Additional paid-in capital	161	13
Retained earnings	11,314	11,755
Accumulated other comprehensive income	306	403
Cost of common stock in treasury, 148,660,214
shares and 158,091,024 shares, respectively	(3,865)	(4,302)

Total stockholders' equity	8,154	8,346
	$18,672	19,532

See accompanying Notes to Consolidated Financial Statements.

FORM 10-Q

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2006 AND 2007
(Dollars in millions; unaudited)
	Six Months Ended March 31,
	2006	2007
Operating activities
Net earnings	$833	939
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	294	328
Changes in operating working capital	(376)	(464)
Other	117	72

Net cash provided by operating activities	868	875

Investing activities
Capital expenditures	(214)	(276)
Purchases of businesses, net of cash and equivalents acquired	(269)	(172)
Other	13	86

Net cash used in investing activities	(470)	(362)

Financing activities
Net increase (decrease) in short-term borrowings	(311)	398
Proceeds from long-term debt	5	248
Principal payments on long-term debt	(257)	(3)
Dividends paid	(367)	(421)
Purchases of treasury stock	(111)	(478)
Other	15	6

Net cash used in financing activities	(1,026)	(250)

Effect of exchange rate changes on cash and equivalents	(1)	21

Increase (decrease) in cash and equivalents	(629)	284

Beginning cash and equivalents	1,233	810

Ending cash and equivalents	$604	1,094

Changes in operating working capital
Receivables	$(90)	(105)
Inventories	(209)	(122)
Other current assets	18	(21)
Accounts payable	(4)	(212)
Accrued expenses	(84)	(51)
Income taxes	(7)	47
	$(376)	(464)

See accompanying Notes to Consolidated Financial Statements.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

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

3.	Reconciliations of weighted average common shares for basic earnings per common share and diluted earnings per common share follow (shares in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2007	2006	2007

Basic	821.0	795.3	820.3	797.3
Dilutive shares	8.0	9.6	7.8	9.4
Diluted	829.0	804.9	828.1	806.7

4.	Comprehensive income is summarized as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2007	2006	2007

Net earnings	$434	494	833	939
Changes in foreign currency translation,
cash flow hedges and other	115	27	95	97
	$549	521	928	1,036

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

5.	Other Financial Information (dollars in millions):

	September 30,	March 31,
	2006	2007
Inventories
Finished products	$887	977
Raw materials and work in process	1,335	1,411
	$2,222	2,388

Property, plant and equipment, net
Property, plant and equipment, at cost	$7,889	8,156
Less accumulated depreciation	4,669	4,897
	$3,220	3,259

Goodwill
Process Management	$1,778	1,933
Industrial Automation	1,016	1,051
Network Power	2,162	2,180
Climate Technologies	408	411
Appliance and Tools	649	665
	$6,013	6,240

Changes in the goodwill balances since September 30, 2006, are primarily due to additions from acquisitions, particularly in the Process Management segment ($139 million), as well as from the translation of non-U.S. currencies to the U.S. dollar. Third-party valuations of assets are in-process; purchase price allocations are subject to refinement.

Other assets, other
Pension plans	$1,037	1,005
Intellectual property and customer relationships	470	521
Equity and other investments	171	80
Capitalized software	163	164
Leveraged leases	109	106
Other	159	168
	$2,109	2,044

Product warranty liability	$206	193

Other liabilities
Deferred income taxes	$724	747
Postretirement plans, excluding current portion	371	383
Retirement plans	253	260
Minority interest	176	180
Other	492	455
	$2,016	2,025

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

6.	Net periodic pension expense is summarized as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2007	2006	2007

Service cost	$21	16	41	32
Interest cost	49	49	93	98
Expected return on plan assets	(57)	(64)	(114)	(127)
Net amortization	31	25	60	50
	$44	26	80	53

Net periodic pension expense for the three months and six months ended March 31, 2006, included a pretax charge of $9 million related to statutorily mandated Mexican termination benefits.

Net postretirement plan expense is summarized as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2007	2006	2007

Service cost	$2	2	4	3
Interest cost	7	7	13	14
Net amortization	10	6	17	13
	$19	15	34	30

Net postretirement plan expense for the three months and six months ended March 31, 2006, included a pretax charge of $5 million related to a division’s retiree medical plan design.

7.	Other deductions, net are summarized as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2007	2006	2007
Other deductions, net
Rationalization of operations	$22	24	34	40
Amortization of intangibles	10	16	19	30
Other	28	27	54	58
Gains	(6)	(24)	(30)	(66)
	$54	43	77	62

For the six months ended March 31, 2007 and 2006, the Company recorded gains of approximately $24 million and $18 million, respectively, for payments received under the U.S. Continued Dumping and Subsidy Offset Act. During the six months ended March 31, 2007, the Company sold its remaining 4.5 million shares of MKS Instruments, Inc. (MKS), a publicly-traded company; the Company recorded pretax gains on these sales of $13 million and $19 million during the first and second quarters of fiscal 2007, respectively, compared to a pretax gain of $6 million recorded in the second quarter of fiscal 2006.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

8.	The change in the liability for rationalization of operations during the six months ended March 31, 2007, follows (dollars in millions):

	September 30, 2006	Expense	Paid / Utilized	March 31, 2007

Severance and benefits	$31	20	22	29
Lease/contract terminations	12	1	4	9
Fixed asset writedowns	-	1	1	-
Vacant facility and other shutdown costs	1	4	4	1
Start-up and moving costs	1	14	14	1
	$45	40	45	40

Rationalization of operations by business segment is summarized as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2007	2006	2007

Process Management	$1	4	3	6
Industrial Automation	3	3	5	6
Network Power	3	5	6	9
Climate Technologies	8	4	9	7
Appliance and Tools	7	8	11	12
	$22	24	34	40

During the first six months of 2007, rationalization actions included the following. Process Management included start-up costs related to capacity expansion in China to serve the Asian market, as well as severance and start-up and moving costs related to the movement of certain operations in Western Europe to Eastern Europe and Asia to improve profitability. Industrial Automation included severance and start-up and moving costs related to the consolidation of certain power transmission facilities in Asia to obtain operational efficiencies and serve Asian markets. Network Power included severance related to the closure of certain power conversion facilities acquired with Artesyn, as well as severance and start-up and moving costs related to the shifting of certain power systems production from the United States and Europe to Mexico to remain competitive on a global basis. Climate Technologies included start-up costs related to capacity expansion in Mexico and Eastern Europe to improve profitability and to serve these markets, and start-up and moving costs related to the consolidation of certain production facilities in the United States to obtain operational efficiencies. Appliance and Tools included severance and start-up and moving costs related to the shifting of certain production from Canada to Mexico and severance related to the closure of certain motor production in Europe to remain competitive on a global basis.

Including the $40 million of rationalization costs incurred during the six months ended March 31, 2007, the Company expects rationalization expense for the entire 2007 fiscal year to total approximately $85 million to $95 million, including the costs to complete actions initiated before the end of the second quarter and actions anticipated to be approved and initiated during the remainder of the year.

Rationalization actions during the first six months of 2006 included the following. Industrial Automation included start-up and moving costs related to shifting certain motor production in Western Europe to Eastern Europe, China and Mexico to leverage costs and remain competitive on a global basis and to serve these markets. Network Power included mainly severance, start-up and vacant facility costs related to the consolidation of certain power systems operations in North America and the consolidation of administrative operations in Europe to obtain operational synergies. Climate Technologies included severance related to the movement of temperature sensors and controls production from Western Europe to China in order to improve profitability and to serve the Asian market. Appliance and Tools included primarily severance and start-up and moving costs related to the shifting of certain tool and motor manufacturing operations from the United States and Western Europe to China and Mexico in order to consolidate facilities and improve profitability.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

9.	Summarized information about the Company's operations by business segment follows (dollars in millions):

	Sales		Earnings
Three months ended March 31,	2006	2007	2006	2007

Process Management	$1,143	1,345	190	239
Industrial Automation	931	1,057	131	151
Network Power	1,004	1,191	119	146
Climate Technologies	852	945	125	141
Appliance and Tools	1,072	1,133	151	137
	5,002	5,671	716	814
Differences in accounting methods			42	52
Corporate and other			(83)	(72)
Eliminations/Interest	(150)	(158)	(50)	(58)

Net sales/Earnings before income taxes	$4,852	5,513	625	736

Intersegment sales of the Appliance and Tools segment for the three months ended March 31, 2007 and 2006, respectively, were $139 million and $132 million.

	Sales		Earnings
Six months ended March 31,	2006	2007	2006	2007

Process Management	$2,240	2,563	366	456
Industrial Automation	1,791	2,051	274	317
Network Power	1,943	2,390	227	263
Climate Technologies	1,600	1,633	227	231
Appliance and Tools	2,112	2,221	271	270
	9,686	10,858	1,365	1,537
Differences in accounting methods			82	100
Corporate and other			(152)	(145)
Eliminations/Interest	(286)	(294)	(100)	(116)

Net sales/Earnings before income taxes	$9,400	10,564	1,195	1,376

Intersegment sales of the Appliance and Tools segment for the six months ended March 31, 2007 and 2006, respectively, were $252 million and $249 million.

10.
In January 2007, the Company acquired Damcos Holding AS (Damcos) for approximately $214 million (net of cash and equivalents acquired and including assumed debt of approximately $50 million).  Damcos supplies valve remote controls and tank monitoring equipment to the marine and shipbuilding industries.  Damcos has annual revenues of approximately $90 million and is included in the Process Management segment.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Items 2 and 3. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

The Company’s results for the second quarter and first six months of fiscal 2007 were strong, with sales increasing for all five business segments over the prior year periods. The Network Power, Process Management and Industrial Automation businesses had strong performances and drove gains in a favorable economic environment as gross fixed investment expanded during the first six months of fiscal 2007. Strong growth in Europe and Asia, acquisitions and favorable foreign currency translation contributed to the second quarter and first six months’ results. Earnings for four of the five business segments increased for the three and six months ended March 31, 2007 compared to the prior year periods. Profit margins remained at high levels, primarily due to leverage on increased sales volume and benefits from previous rationalization actions. Emerson's financial position remains strong and the Company continues to generate substantial cash flow.

THREE MONTHS ENDED MARCH 31, 2007, COMPARED WITH THREE MONTHS ENDED MARCH 31, 2006

RESULTS OF OPERATIONS

Three months ended March 31,	2006	2007	Change
(dollars in millions, except per share amounts)

Net sales	$4,852	5,513	14%
Gross profit	$1,734	1,952	13%
Percent of sales	35.7%	35.4%
SG&A	$1,005	1,115
Percent of sales	20.7%	20.2%
Other deductions, net	$54	43
Interest expense, net	$50	58
Earnings before income taxes	$625	736	18%
Net earnings	$434	494	14%
Percent of sales	8.9%	9.0%

Earnings per share	$0.52	0.61	17%

Net sales for the quarter ended March 31, 2007 were $5,513 million, an increase of $661 million, or 14 percent, over net sales of $4,852 million for the quarter ended March 31, 2006, with both U.S. and international sales contributing to this growth. The consolidated results reflect increases in all of the business segments, with a more than 7 percent ($353 million) increase in underlying sales (which exclude acquisitions, divestitures and foreign currency translation), a 4 percent ($199 million) contribution from acquisitions, net of divestitures, and a more than 2 percent ($109 million) favorable impact from foreign currency translation. The underlying sales increase for the second quarter reflects 12 percent growth in total international sales and 3 percent growth in the United States. The international sales growth was led by increases in Europe (11 percent) and Asia (14 percent). The Company estimates that the underlying sales growth primarily reflects an approximate 3 percent gain from volume, an estimated 2 percent impact from penetration gains and an approximate 2 percent increase from higher sales prices.

Cost of sales for the second quarters of fiscal 2007 and 2006 were $3,561 million and $3,118 million, respectively. Cost of sales as a percent of net sales was 64.6 percent in the second quarter of 2007, compared with 64.3 percent in the second quarter of 2006. The increase in cost of sales as a percent of net sales was primarily the result of acquisitions. Gross profit was $1,952 million and $1,734 million for the second quarters ended March 31, 2007 and 2006, respectively, resulting in gross profit margins of 35.4 percent and 35.7 percent. The increase in the gross profit during the second quarter primarily reflects higher sales volume and prices, as well as acquisitions. Higher sales prices were substantially offset by higher material costs and wages.

Selling, general and administrative (SG&A) expenses for the second quarter of 2007 were $1,115 million, or 20.2 percent of net sales, compared with $1,005 million, or 20.7 percent of net sales, for the second quarter of 2006. The increase of $110 million was largely due to the increase in variable costs on higher sales and acquisitions. The decrease in SG&A as a percent of sales was primarily the result of leveraging fixed costs on higher sales and acquisitions.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Other deductions, net were $43 million for the second quarter of 2007, an $11 million decrease from the $54 million for the same period in the prior year. For the three months ended March 31, 2007 and 2006, the Company recorded pretax gains of approximately $19 million and $6 million, respectively, related to the sale of shares of MKS. See notes 7 and 8 for further details regarding other deductions, net and rationalization costs.

Earnings before income taxes for the second quarter of 2007 increased $111 million, or 18 percent, to $736 million, compared to $625 million for the second quarter of 2006. The earnings results primarily reflect increases of $49 million in the Process Management, $27 million in the Network Power and $20 million in the Industrial Automation business segments.

Income taxes were $242 million and $191 million for the three months ended March 31, 2007 and 2006, respectively. The effective tax rate was 33 percent in the second quarter of 2007 compared to 31 percent in the prior year period. The effective tax rate for the entire fiscal year 2007 is expected to be approximately 32 percent.

Net earnings were $494 million and earnings per share were $0.61 for the three months ended March 31, 2007, increases of 14 percent and 17 percent, respectively, compared to $434 million and $0.52 for the three months ended March 31, 2006. The 17 percent increase in earnings per share also reflects the purchase of treasury shares.

BUSINESS SEGMENTS

Process Management

Three months ended March 31,	2006	2007	Change
(dollars in millions)

Sales	$1,143	1,345	18%
Earnings	$190	239	26%
Margin	16.6%	17.7%

During the second quarter of fiscal 2007, sales in the Process Management segment increased 18 percent to $1,345 million, driven primarily by higher volume and acquisitions. Nearly all of the businesses in this segment reported higher sales, with the measurement, systems and valves businesses leading the overall sales increase. Sales and earnings (defined as earnings before interest and taxes for the business segments discussion) were notably strong for these businesses due to continued demand in the energy markets, particularly power, and oil and gas. Underlying sales increased approximately 11 percent, reflecting 8 percent from volume, and approximately 3 percent combined positive impact from penetration gains and slight increase in sales prices. The Bristol and Damcos acquisitions contributed 4 percent ($47 million) and foreign currency translation added 3 percent ($33 million). The underlying sales increase reflects growth in the United States (13 percent), Middle East (71 percent), Europe (6 percent) and Asia (7 percent). Second quarter earnings increased 26 percent to $239 million from $190 million in the prior year period, reflecting higher sales volume, as well as acquisitions. The margin improvement is primarily due to leverage on the higher sales.

Industrial Automation

Three months ended March 31,	2006	2007	Change
(dollars in millions)

Sales	$931	1,057	13%
Earnings	$131	151	15%
Margin	14.1%	14.3%

Sales grew 13 percent to $1,057 million in the Industrial Automation segment for the three months ended March 31, 2007, reflecting the favorable economic environment for capital goods. All of the businesses in the segment reported higher sales. Robust activity in the oil, gas, mining and metals markets drove growth in the power generating alternator, the fluid power and control and the electrical distribution businesses. Second quarter underlying sales grew 10 percent, reflecting global industrial demand, and included the benefit of an estimated 3 percent positive impact from price and penetration gains. Foreign currency translation had a 4 percent ($35 million) favorable impact, while divestitures had a 1 percent ($5 million) unfavorable impact. The underlying sales increase reflects growth in nearly all of the major geographic regions, including 15 percent growth internationally and 4 percent growth in the United States. The international sales growth was led by a 15 percent increase in Europe, particularly in the power generating alternator business. Earnings increased 15 percent over the prior year period to $151 million, reflecting the higher sales volume and related leverage. Higher sales prices were offset by higher material and wage costs, as well as negative product mix.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Network Power

Three months ended March 31,	2006	2007	Change
(dollars in millions)

Sales	$1,004	1,191	19%
Earnings	$119	146	22%
Margin	11.9%	12.3%

Network Power sales increased 19 percent to $1,191 million during the second quarter of 2007 compared to the prior year period, driven by the Artesyn and Knürr acquisitions and reflecting continued demand in the power systems, precision cooling and control systems businesses. The sales increase reflects an underlying sales growth of 6 percent, an 11 percent ($119 million) contribution from acquisitions, net of divestitures, and a 2 percent ($17 million) favorable impact from foreign currency translation. The underlying sales growth of 6 percent reflects higher volume of 3 percent, and 3 percent collectively from penetration gains and slight increase in sales prices. Geographically, the underlying sales increase reflects growth in the United States (4 percent) and Asia (15 percent), while sales in Europe declined 3 percent. The growth in the United States reflects substantial investment in data room construction and non-residential computer equipment which was partially offset by weakness in the North American telecommunications power market. The Company’s market penetration in China and other Asian markets continued. Earnings of $146 million increased $27 million, or 22 percent, from the prior year period primarily due to acquisitions along with the underlying sales growth. The earnings improvement also reflects savings from prior cost reduction efforts as well as favorable product mix, partially offset by higher material and wage costs.

Climate Technologies

Three months ended March 31,	2006	2007	Change
(dollars in millions)

Sales	$852	945	11%
Earnings	$125	141	14%
Margin	14.6%	15.0%

Sales in the Climate Technologies segment increased 11 percent to $945 million for the quarter ended March 31, 2007. The increase was driven by more than 6 percent growth in underlying sales, a 3 percent ($27 million) contribution from acquisitions and a more than 1 percent ($12 million) favorable impact from foreign currency translation. Sales price increases and penetration gains accounted for substantially all of the underlying sales increase, which was driven primarily by international sales growth of 23 percent, partially offset by a decline in the United States of nearly 3 percent. The decline in the United States reflects slowing residential construction rates, as well as customer purchases of legacy products in the prior year period in anticipation of the efficiency standard change in the United States that became effective on January 23, 2006. The international sales increase was led by growth in Europe (28 percent) and Asia (19 percent). The increase in Europe includes penetration in the heat pump market. Earnings increased 14 percent during the quarter to $141 million primarily due to savings from prior period cost reduction efforts, lower rationalization costs compared to the prior year period and positive product mix. The margin improvement was diminished as higher material and wage costs offset sales price increases.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Appliance and Tools

Three months ended March 31,	2006	2007	Change
(dollars in millions)

Sales	$1,072	1,133	6%
Earnings	$151	137	(10%)
Margin	14.1%	12.0%

The Appliance and Tools segment sales increased 6 percent to $1,133 million in the second quarter of 2007. The sales increase represents more than 3 percent growth in underlying sales, a 1 percent ($12 million) favorable impact from foreign currency translation and a 1 percent ($11 million) contribution from acquisitions. The underlying sales increase of more than 3 percent reflects an approximate 6 percent positive impact from higher sales prices, an estimated 3 percent decrease in volume and an approximate 1 percent impact from penetration gains. The second quarter results were mixed across the businesses. The tools businesses experienced solid underlying growth, while the appliance controls business declined. Growth in the tools businesses was driven by demand in the non-residential construction markets. Increases in the hermetic, commercial and European appliance motors and storage businesses were partially offset by a decline in the North American appliance motors business. The underlying growth in motors and storage businesses was primarily due to sales price increases while volume levels declined. Total international sales grew approximately 11 percent, while underlying sales in the United States grew approximately 2 percent. Earnings decreased from $151 million in the prior year period to $137 million for the second quarter. The decreases in both earnings and margin primarily reflect deleverage on the lower volume. Higher sales prices were offset by higher raw material and wage costs, as well as store reset and new product launch costs in the storage and disposer businesses.

SIX MONTHS ENDED MARCH 31, 2007, COMPARED WITH SIX MONTHS ENDED MARCH 31, 2006

RESULTS OF OPERATIONS

Six months ended March 31,	2006	2007	Change
(dollars in millions, except per share amounts)

Net sales	$9,400	10,564	12%
Gross profit	$3,327	3,747	13%
Percent of sales	35.4%	35.5%
SG&A	$1,955	2,193
Percent of sales	20.8%	20.8%
Other deductions, net	$77	62
Interest expense, net	$100	116
Earnings before income taxes	$1,195	1,376	15%
Net earnings	$833	939	13%
Percent of sales	8.9%	8.9%

Earnings per share	$1.00	1.16	16%

Net sales for the six months ended March 31, 2007 increased $1,164 million, or 12 percent, to $10,564 million, over net sales of $9,400 million for the six months ended March 31, 2006, with international sales leading the overall growth. The consolidated results reflect increases in all of the business segments, with a nearly 6 percent ($541 million) increase in underlying sales, a more than 4 percent ($417 million) contribution from acquisitions, net of divestitures, and a 2 percent ($206 million) favorable impact from foreign currency translation. The underlying sales increase of nearly 6 percent for the first six months was driven by an increase of 12 percent in total international sales and a 1 percent increase in the United States. The international sales increase primarily reflects growth in Europe (10 percent) and Asia (14 percent). The Company estimates that the underlying sales growth primarily reflects an approximate 2 percent gain from volume, an approximate 2 percent impact from penetration gains and an approximate 2 percent impact from higher sales prices.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Cost of sales for the first six months of fiscal 2007 and 2006 were $6,817 million and $6,073 million, respectively. Cost of sales as a percent of net sales was 64.5 percent in the first half of 2007, compared with 64.6 percent in the prior year period. Gross profit was $3,747 million and $3,327 million for the six months ended March 31, 2007 and 2006, respectively, resulting in gross profit margins of 35.5 percent and 35.4 percent. The increase in the gross profit during the first half of 2007 primarily reflects higher sales volume and prices and acquisitions, as well as benefits realized from productivity improvements. Higher sales prices were offset by higher material prices and wage costs.

Selling, general and administrative expenses for the six months ended March 31, 2007 were $2,193 million, or 20.8 percent of net sales, compared with $1,955 million, or 20.8 percent of net sales, for the six months ended March 31, 2006. The increase of $238 million was primarily due to the increase in variable costs on higher sales and acquisitions.

Other deductions, net were $62 million for the first half of fiscal 2007, a $15 million decrease from the $77 million for the same period in the prior year. The first six months of 2007 include a gain of approximately $24 million for a payment received under the U.S. Continued Dumping and Subsidy Offset Act, compared with an $18 million payment received in the prior year period. The first six months of 2007 also include a gain of approximately $32 million related to the sale of shares of MKS, compared with a gain of approximately $6 million in the prior year period. For the six months ended March 31, 2007, ongoing costs for the rationalization of operations were $40 million, compared to $34 million in the prior year period. Amortization of intangibles increased $11 million compared to the prior year period due to acquisitions. See notes 7 and 8 for further details regarding other deductions, net and rationalization costs.

Earnings before income taxes for the first six months of 2007 increased $181 million, or 15 percent, to $1,376 million, compared to $1,195 million for the six months ended March 31, 2006. The earnings results primarily reflect increases of $90 million in Process Management, $43 million in Industrial Automation and $36 million in Network Power.

Income taxes were $437 million and $362 million for the six months ended March 31, 2007 and 2006, respectively. The effective tax rate was 32 percent for the first half of 2007 compared to 30 percent in the prior year period. The effective tax rate for the entire fiscal year 2007 is expected to be approximately 32 percent.

Net earnings were $939 million and earnings per share were $1.16 for the six months ended March 31, 2007, increases of 13 percent and 16 percent, respectively, compared to $833 million and $1.00 for the six months ended March 31, 2006. The 16 percent increase in earnings per share also reflects the purchase of treasury shares.

BUSINESS SEGMENTS

Process Management

Six months ended March 31,	2006	2007	Change
(dollars in millions)

Sales	$2,240	2,563	14%
Earnings	$366	456	25%
Margin	16.3%	17.8%

During the first six months of fiscal 2007, Process Management sales increased 14 percent, on higher volume and acquisitions, to $2,563 million, and earnings increased 25 percent. Nearly all of the businesses reported sales increases compared to the prior year period. Sales and earnings were particularly strong for the measurement, systems and valves businesses due to worldwide growth in oil and gas projects and expansion in China. Underlying sales increased 8 percent, reflecting 6 percent from volume, and approximately 2 percent collectively from penetration gains and slightly higher sales prices. The Bristol and Damcos acquisitions contributed 3 percent ($68 million) and foreign currency translation had a 3 percent ($66 million) favorable impact. The underlying sales increase reflects growth in nearly all of the major geographic regions, including the United States (8 percent), Middle East (71 percent), Asia (6 percent) and Europe (5 percent), compared with the prior year period. Earnings for the first six months of fiscal 2007 increased 25 percent to $456 million from $366 million in the prior year period. Higher sales volume and leverage drove the increase, and together are estimated to have contributed nearly 2 percentage points to the margin improvement. Earnings also reflect savings from prior cost reduction efforts, which were more than offset by higher wage and other costs.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Industrial Automation

Six months ended March 31,	2006	2007	Change
(dollars in millions)

Sales	$1,791	2,051	15%
Earnings	$274	317	16%
Margin	15.3%	15.5%

Sales in the Industrial Automation segment increased 15 percent to $2,051 million for the six months ended March 31, 2007. Sales grew in all of the businesses and in nearly all of the major geographic regions, reflecting the favorable economic environment for capital goods. Robust activity in the oil, gas, mining and metals markets drove growth in the power generating alternator, electrical distribution and electronic drives businesses. Underlying sales grew more than 10 percent and foreign currency translation had a 4 percent ($62 million) favorable impact. The first six months’ growth reflects both increased global industrial demand, and an approximate 3 percent combined positive impact from higher sales prices and slight penetration gains. The increase in underlying sales reflects 15 percent growth internationally, primarily reflecting increases in Europe (15 percent) and Asia (20 percent), and 5 percent growth in the United States. Earnings increased 16 percent over the prior year six month period to $317 million, reflecting leverage from higher sales volume and benefits from prior cost reduction efforts. The earnings increase was aided by a payment of approximately $24 million received by the power transmission business from dumping duties related to the U.S. Continued Dumping and Subsidy Offset Act in the current six month period, compared with a payment of $18 million received in the prior year period. Sales price increases were offset by higher material and wage costs.

Network Power

Six months ended March 31,	2006	2007	Change
(dollars in millions)

Sales	$1,943	2,390	23%
Earnings	$227	263	16%
Margin	11.7%	11.0%

The Network Power segment sales increased 23 percent to $2,390 million for the first six months of 2007 compared to the prior year period, driven by the Artesyn and Knürr acquisitions and reflecting continued demand in the power systems, embedded power and precision cooling businesses. Underlying sales grew 7 percent, while acquisitions, net of divestitures, contributed 14 percent ($282 million) and foreign currency translation had a 2 percent ($34 million) favorable impact. The underlying sales increase of 7 percent reflects an approximate 4 percent gain from higher volume and an estimated 3 percent impact from penetration gains, which were partially offset by a slight decline in sales prices. Geographically, underlying sales reflect an 18 percent increase in Asia and a 5 percent increase in the United States. The U.S. growth reflects strong demand for data room and non-residential computer equipment. The Company’s market penetration in China and other Asian markets continued. Earnings for the six months ended March 31, 2007 of $263 million increased $36 million, or 16 percent, from the prior year period reflecting acquisitions and leverage on higher sales volume. The margin was primarily reduced by the Artesyn acquisition, while benefits from prior cost reduction efforts were offset by higher material and wage costs.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Climate Technologies

Six months ended March 31,	2006	2007	Change
(dollars in millions)

Sales	$1,600	1,633	2%
Earnings	$227	231	2%
Margin	14.2%	14.2%

Sales in the Climate Technologies segment increased 2 percent to $1,633 million for the six months ended March 31, 2007. Underlying sales decreased 2 percent, while acquisitions contributed 3 percent ($40 million) and foreign currency translation had a 1 percent ($20 million) favorable impact. Lower sales volume of 7 percent was partially offset by an approximate 5 percent positive impact from sales price increases and penetration gains. The underlying sales decrease reflects an 18 percent increase in international sales, including 30 percent growth in Europe, while underlying sales in the United States declined 13 percent. The decrease in U.S. sales for the first six months of fiscal 2007 is partially attributable to difficult comparisons to a very strong prior year period. The first six months of fiscal 2006 included approximately $115 million of purchases of legacy products in anticipation of the efficiency standard change in the United States that became effective on January 23, 2006. Earnings of $231 million for the first six months of fiscal 2007 increased 2 percent when compared to the prior year period, reflecting savings from prior cost reduction efforts which were partially offset by deleverage on lower sales volume. The profit margin was flat as higher material costs offset higher sales prices.

Appliance and Tools

Six months ended March 31,	2006	2007	Change
(dollars in millions)

Sales	$2,112	2,221	5%
Earnings	$271	270	-
Margin	12.8%	12.1%

The Appliance and Tools segment sales increased 5 percent to $2,221 million for the first six months of 2007. This increase reflects approximately 3 percent growth in underlying sales, a 1 percent ($24 million) favorable impact from foreign currency translation and a 1 percent ($22 million) contribution from acquisitions. The results for the first six months were mixed across the businesses. The tools and European appliance motors businesses showed strong growth, while the storage businesses had solid growth. These increases were partially offset by softness in the North American appliance motors and controls businesses. The growth in the tools and storage businesses was driven by the U.S. market, reflecting higher demand at major retailers. The underlying sales increase of 3 percent reflects an approximate 5 percent positive impact from higher sales prices, partially offset by a 3 percent loss of volume, and an estimated 1 percent impact from penetration gains. Total international underlying sales grew 11 percent, while underlying sales in the United States grew approximately 1 percent during the first half of 2007. Earnings were essentially flat when compared to the prior year period. Overall, increases in sales prices were offset by higher material costs (particularly copper, steel and plastics) and deleverage on lower sales volume, diluting the profit margin.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

FINANCIAL CONDITION

A comparison of key elements of the Company's financial condition at the end of the second quarter as compared to the end of the prior fiscal year follows:

	September 30,	March 31,
	2006	2007
Working capital (in millions)	$1,956	2,203
Current ratio	1.4 to 1	1.4 to 1
Total debt to total capital	33.1%	36.1%
Net debt to net capital	28.1%	30.1%

The ratio of total debt to total capital increased to 36.1 percent as of March 31, 2007, or 5.3 percentage points above the 30.8 percent ratio for the prior year second quarter. The Company's long-term debt is rated A2 by Moody's Investors Service and A by Standard and Poor's. The Company's interest coverage ratio (earnings before income taxes and interest expense, divided by interest expense) was 11.5 times for the six months ended March 31, 2007, compared to 12.0 times for the same period in the prior year primarily due to higher average borrowings.

Cash and equivalents increased by $284 million during the six months ended March 31, 2007. During the first quarter of 2007, the Company issued $250 million of 5.125%, ten-year notes under a shelf registration statement filed with the Securities and Exchange Commission. Cash flow provided by operating activities of $875 million was up $7 million compared to $868 million in the prior year period. Operating cash flow, the net increase in short-term borrowings of $398 million and the $248 million of proceeds from long-term debt were used primarily to fund purchases of treasury stock of $478 million, pay dividends of $421 million, fund capital expenditures of $276 million and fund purchases of businesses of $172 million. For the six months ended March 31, 2007, free cash flow of $599 million (operating cash flow of $875 million less capital expenditures of $276 million) was down 9 percent from free cash flow of $654 million (operating cash flow of $868 million less capital expenditures of $214 million) for the same period in the prior year, primarily due to higher capital expenditures in the six months ended March 31, 2007, as compared to the prior year period.

The Company is in a strong financial position, with total assets of $20 billion and stockholders' equity of $8 billion, and has the resources available for reinvestment in existing businesses, strategic acquisitions and managing the capital structure on a short- and long-term basis.

OUTLOOK

The outlook for Emerson remains positive for fiscal 2007. Underlying sales growth for fiscal 2007 is expected to be in the range of 5 percent to 7 percent, which excludes an approximate 4 percent favorable impact from foreign currency translation, acquisitions and divestitures. Reported sales growth is expected to be in the range of 9 percent to 11 percent. Based on this level of sales growth, the Company expects to generate 2007 earnings per share in the range of $2.50 to $2.60, which would represent growth in the range of 12 percent to 16 percent above the $2.24 per share earned in fiscal 2006. Rationalization of operations expense is estimated to be approximately $85 million to $95 million for fiscal 2007. Operating cash flow is estimated at approximately $2.7 billion and capital expenditures are estimated to be $0.7 billion for 2007.

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

Item 4. Controls and Procedures

Emerson maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including the Company’s certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of March 31, 2007, to provide reasonable assurance of the achievement of these objectives.

Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports.

There was no change in the Company's internal control over financial reporting during the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased (000s)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (000s)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (000s)
January 2007	1,400	$44.11	1,400	25,896
February 2007	1,210	$44.89	1,210	24,686
March 2007	1,900	$42.90	1,900	22,786
Total	4,510	$43.81	4,510	22,786

The amounts above reflect the Company’s December 2006 two-for-one stock split. See Note 2 of the Notes to Consolidated Financial Statements for additional information. The Company’s Board of Directors authorized the repurchase of up to 80 million shares under the November 2001 program, as adjusted for the stock split.  The maximum number of shares that may yet be purchased under this program is 22.8 million as of March 31, 2007.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Item 4. Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Stockholders on February 6, 2007, matters described in the Notice of Annual Meeting of Stockholders dated December 15, 2006, were voted upon.

1.	The directors listed below were elected for terms ending in 2010, with voting for each as follows:

DIRECTOR	FOR	WITHHELD
C. Fernandez G.	282,649,464	65,014,914
W. J. Galvin	332,016,240	15,648,138
R. L. Ridgway	337,444,516	10,219,862
R. L. Stephenson	345,183,079	2,481,299

2.
The proposal to ratify the appointment of KPMG LLP as the Company’s independent registered public accounting firm was approved by a vote of 341,547,003 in favor to 5,549,258 against, with 567,916 abstaining and 201 broker non-votes.

Item 6. Exhibits.

(a)	Exhibits (Listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

10.1	Summary of Compensation Arrangements with Non-Management Directors.

12	Ratio of Earnings to Fixed Charges.

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMERSON ELECTRIC CO.

Date: May 3, 2007	By	/s/ Walter J. Galvin
Walter J. Galvin Senior Executive Vice President and Chief Financial Officer (on behalf of the registrant and as Chief Financial Officer)

INDEX TO EXHIBITS

Exhibits are listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K.

Exhibit No.	Exhibit
10.1	Summary of Compensation Arrangements with Non-Management Directors.

12	Ratio of Earnings to Fixed Charges.

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.