Form 10-Q
period 2007-06-30
EMERSON ELECTRIC CO
filed 2007-08-08
CIK 32604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common stock of $0.50 par value per share outstanding at July 31, 2007: 792,023,659 shares.

FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2006 AND 2007
(Dollars in millions, except per share amounts; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2007	2006	2007

Net sales	$5,217	5,874	14,617	16,438

Costs and expenses:
Cost of sales	3,361	3,769	9,434	10,586
Selling, general and administrative expenses	1,037	1,160	2,992	3,353
Other deductions, net	54	59	131	121
Interest expense (net of interest income of $5, $7, $14 and $21, respectively)	51	62	151	178

Earnings before income taxes	714	824	1,909	2,200

Income taxes	228	250	590	687

Net earnings	$486	574	1,319	1,513

Basic earnings per common share	$0.59	0.72	1.61	1.90

Diluted earnings per common share	$0.59	0.72	1.59	1.88

Cash dividends per common share	$0.2225	0.2625	0.6675	0.7875

See accompanying Notes to Consolidated Financial Statements.

FORM 10-Q

EMERSON ELECTRIC CO. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Dollars in millions, except per share amounts; unaudited)

	September 30, 2006	June 30, 2007
ASSETS
Current assets
Cash and equivalents	$810	1,331
Receivables, less allowances of $74 and $77, respectively	3,716	4,083
Inventories	2,222	2,309
Other current assets	582	648

Total current assets	7,330	8,371

Property, plant and equipment, net	3,220	3,279

Other assets
Goodwill	6,013	6,289
Other	2,109	2,136

Total other assets	8,122	8,425
	$18,672	20,075

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term borrowings and current maturities of long-term debt	$898	954
Accounts payable	2,305	2,247
Accrued expenses	1,933	2,198
Income taxes	238	283

Total current liabilities	5,374	5,682

Long-term debt	3,128	3,623

Other liabilities	2,016	2,067

Stockholders’ equity
Preferred stock of $2.50 par value per share Authorized 5,400,000 shares; issued - none	-	-
Common stock of $0.50 par value per share Authorized 1,200,000,000 shares; issued 953,354,012 shares; outstanding 804,693,798 shares and 792,680,273 shares, respectively	238	477
Additional paid-in capital	161	21
Retained earnings	11,314	12,121
Accumulated other comprehensive income	306	518
Cost of common stock in treasury, 148,660,214 shares and 160,673,739 shares, respectively	(3,865)	(4,434)

Total stockholders' equity	8,154	8,703
	$18,672	20,075

See accompanying Notes to Consolidated Financial Statements.

FORM 10-Q

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2006 AND 2007
(Dollars in millions; unaudited)

	Nine Months Ended June 30,
	2006	2007
Operating activities
Net earnings	$1,319	1,513
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	454	491
Changes in operating working capital	(373)	(281)
Pension funding	(100)	(100)
Other	188	151

Net cash provided by operating activities	1,488	1,774

Investing activities
Capital expenditures	(354)	(420)
Purchases of businesses, net of cash and equivalents acquired	(708)	(187)
Other	28	72

Net cash used in investing activities	(1,034)	(535)

Financing activities
Net increase in short-term borrowings	172	9
Proceeds from long-term debt	5	496
Principal payments on long-term debt	(260)	(3)
Dividends paid	(550)	(629)
Purchases of treasury stock	(411)	(628)
Other	38	7

Net cash used in financing activities	(1,006)	(748)

Effect of exchange rate changes on cash and equivalents	14	30

Increase (decrease) in cash and equivalents	(538)	521

Beginning cash and equivalents	1,233	810

Ending cash and equivalents	$695	1,331

Changes in operating working capital
Receivables	$(225)	(252)
Inventories	(269)	(21)
Other current assets	26	(48)
Accounts payable	60	(122)
Accrued expenses	30	116
Income taxes	5	46
	$(373)	(281)

See accompanying Notes to Consolidated Financial Statements.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

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

3.	Reconciliations of weighted average common shares for basic earnings per common share and diluted earnings per common share follow (shares in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2007	2006	2007

Basic	817.7	791.7	819.4	795.4
Dilutive shares	8.1	10.4	7.9	9.8
Diluted	825.8	802.1	827.3	805.2

4.	Comprehensive income is summarized as follows (dollars in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2007	2006	2007

Net earnings	$486	574	1,319	1,513
Changes in foreign currency translation, cash flow hedges and other	128	115	223	212
	$614	689	1,542	1,725

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

5.	Other Financial Information (dollars in millions):

	September 30, 2006	June 30, 2007
Inventories
Finished products	$887	933
Raw materials and work in process	1,335	1,376
	$2,222	2,309

Property, plant and equipment, net
Property, plant and equipment, at cost	$7,889	8,279
Less accumulated depreciation	4,669	5,000
	$3,220	3,279

Goodwill
Process Management	$1,778	1,947
Industrial Automation	1,016	1,062
Network Power	2,162	2,193
Climate Technologies	408	418
Appliance and Tools	649	669
	$6,013	6,289

Changes in the goodwill balances since September 30, 2006, are primarily due to additions from acquisitions, particularly in the Process Management segment ($140 million), as well as from the translation of non-U.S. currencies to the U.S. dollar. Third-party valuations of assets are in-process; purchase price allocations are subject to refinement for fiscal year 2007 acquisitions.

Other assets, other
Pension plans	$1,037	1,091
Intellectual property and customer relationships	470	520
Capitalized software	163	166
Equity and other investments	171	101
Leveraged leases	109	106
Other	159	152
	$2,109	2,136

Product warranty liability	$206	201

Other liabilities
Deferred income taxes	$724	753
Postretirement plans, excluding current portion	371	387
Retirement plans	253	259
Minority interest	176	183
Other	492	485
	$2,016	2,067

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

6.	Net periodic pension expense is summarized as follows (dollars in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2007	2006	2007

Service cost	$20	15	61	47
Interest cost	43	49	136	147
Expected return on plan assets	(57)	(62)	(171)	(189)
Net amortization	30	24	90	74
	$36	26	116	79

Net periodic pension expense for the nine months ended June 30, 2006, included a pretax charge of $9 million that occurred during the second quarter of fiscal 2006 related to statutorily mandated Mexican termination benefits. The decrease in expense also reflects the higher discount rate based on the market interest rates.

Net postretirement plan expense is summarized as follows (dollars in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2007	2006	2007

Service cost	$3	1	7	4
Interest cost	7	7	20	21
Net amortization	8	7	25	20
	$18	15	52	45

Net postretirement plan expense for the nine months ended June 30, 2006, included a pretax charge of $5 million that occurred during the second quarter of fiscal 2006 related to a division’s retiree medical plan design and a pretax charge of $3 million that occurred during the third quarter of fiscal 2006 related to two divisions’ retiree medical plans design.

7.	Other deductions, net are summarized as follows (dollars in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2007	2006	2007

Other deductions, net
Rationalization of operations	$19	20	53	60
Amortization of intangibles	13	16	32	46
Other	34	26	88	84
Gains	(12)	(3)	(42)	(69)
	$54	59	131	121

For the nine months ended June 30, 2007 and 2006, the Company recorded gains of approximately $24 million and $18 million, respectively, for payments received under the U.S. Continued Dumping and Subsidy Offset Act. During the nine months ended June 30, 2007, the Company sold its remaining shares of MKS Instruments, Inc. (MKS), a publicly-traded company; the Company recorded pretax gains on these sales of $32 million during the first nine months of fiscal 2007, compared to pretax gains of $18 million recorded during the same period in fiscal 2006.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

8.	The change in the liability for rationalization of operations during the nine months ended June 30, 2007, follows (dollars in millions):

	September 30, 2006	Expense	Paid / Utilized	June 30, 2007
Severance and benefits	$31	28	32	27
Lease/contract terminations	12	1	6	7
Fixed asset writedowns	-	1	1	-
Vacant facility and other shutdown costs	1	8	8	1
Start-up and moving costs	1	22	22	1
	$45	60	69	36

Rationalization of operations by business segment is summarized as follows (dollars in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2007	2006	2007

Process Management	$3	2	6	8
Industrial Automation	4	5	9	11
Network Power	3	5	9	14
Climate Technologies	2	2	11	9
Appliance and Tools	7	6	18	18
	$19	20	53	60

During the first nine months of 2007, rationalization actions included the elimination of approximately 1,800 positions. Process Management included start-up costs related to capacity expansion in China to serve the Asian market, as well as severance and start-up and moving costs related to the movement of certain operations in Western Europe to Eastern Europe and Asia to improve profitability. Industrial Automation included severance and start-up and moving costs related to the consolidation of certain power transmission facilities in Asia and North America to obtain operational efficiencies and serve Asian and North American markets. Network Power included severance related to the closure of certain power conversion facilities acquired with Artesyn, as well as severance and start-up and moving costs related to the shifting of certain power systems production from the United States and Europe to Mexico to remain competitive on a global basis. Climate Technologies included start-up costs related to capacity expansion in Mexico and Eastern Europe to improve profitability and to serve these markets, and start-up and moving costs related to the consolidation of certain production facilities in the United States to obtain operational efficiencies. Appliance and Tools included severance and start-up and moving costs related to the consolidation of certain North American production, and severance related to the closure of certain motor production in Europe to remain competitive on a global basis.

Including the $60 million of rationalization costs incurred during the nine months ended June 30, 2007, the Company expects rationalization expense for the entire 2007 fiscal year to total approximately $85 million to $95 million, including the costs to complete actions initiated before the end of the third quarter and actions anticipated to be approved and initiated during the remainder of the year.

Rationalization actions during the first nine months of 2006 included the elimination of approximately 1,100 positions. Industrial Automation included start-up and moving costs related to shifting certain motor production in Western Europe to Eastern Europe, China and Mexico to leverage costs and remain competitive on a global basis and to serve these markets. Network Power included mainly severance, start-up and vacant facility costs related to the consolidation of certain power systems operations in North America and the consolidation of administrative operations in Europe to obtain operational synergies. Climate Technologies included severance related to the movement of temperature sensors and controls production from Western Europe to China, and start-up and moving costs related to a new compressor plant in Eastern Europe in order to improve profitability. Appliance and Tools included primarily severance and start-up and moving costs related to the shifting of certain tool and motor manufacturing operations from the United States and Western Europe to China and Mexico in order to consolidate facilities and improve profitability.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

9.	Summarized information about the Company's operations by business segment follows (dollars in millions):

	Sales		Earnings
Three months ended June 30,	2006	2007	2006	2007

Process Management	$1,233	1,471	221	269
Industrial Automation	968	1,095	142	161
Network Power	1,155	1,322	139	178
Climate Technologies	923	1,043	155	174
Appliance and Tools	1,099	1,107	141	146
	5,378	6,038	798	928
Differences in accounting methods			46	56
Corporate and other			(79)	(98)
Eliminations/Interest	(161)	(164)	(51)	(62)

Net sales/Earnings before income taxes	$5,217	5,874	714	824

Intersegment sales of the Appliance and Tools segment for the three months ended June 30, 2007 and 2006, respectively, were $140 million and $142 million. The increase in Corporate and other for the three and nine months ended June 30, 2007, compared to the prior year periods, reflects higher incentive share expense due to an increase in the stock price and awards of long-term incentive shares in the current year.

	Sales		Earnings
Nine months ended June 30,	2006	2007	2006	2007

Process Management	$3,473	4,034	587	725
Industrial Automation	2,759	3,146	416	478
Network Power	3,098	3,712	366	441
Climate Technologies	2,523	2,676	382	405
Appliance and Tools	3,211	3,328	412	416
	15,064	16,896	2,163	2,465
Differences in accounting methods			128	156
Corporate and other			(231)	(243)
Eliminations/Interest	(447)	(458)	(151)	(178)

Net sales/Earnings before income taxes	$14,617	16,438	1,909	2,200

Intersegment sales of the Appliance and Tools segment for the nine months ended June 30, 2007 and 2006, respectively, were $392 million and $391 million.

10.
During the third quarter of fiscal 2007, the Company entered into an agreement to acquire Stratos International, Inc. (Stratos), a designer and manufacturer of radio-frequency and microwave interconnect products. The transaction closed on July 12, 2007, for consideration of approximately $86 million in cash (net of cash acquired of $31 million). Stratos has annual revenue of approximately $93 million and will be included in the Network Power segment.

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

Items 2 and 3. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

The Company’s results for the third quarter and the first nine months of fiscal 2007 were strong, with sales and earnings increasing for all five business segments over the prior year periods. The Network Power, Process Management and Industrial Automation businesses drove gains in a favorable economic environment as gross fixed investment expanded in the first nine months of fiscal 2007. Strong growth in Asia and Europe, acquisitions and favorable foreign currency translation contributed to the third quarter and first nine months’ results. Profit margins remained strong, primarily due to leverage on higher sales volume and benefits derived from previous rationalization actions. Emerson's financial position remains strong and the Company continues to generate substantial cash flow.

THREE MONTHS ENDED JUNE 30, 2007, COMPARED WITH THREE MONTHS ENDED JUNE 30, 2006

RESULTS OF OPERATIONS

Three months ended June 30,	2006	2007	Change
(dollars in millions, except per share amounts)

Net sales	$5,217	5,874	13%
Gross profit	$1,856	2,105	13%
Percent of sales	35.6%	35.8%
SG&A	$1,037	1,160
Percent of sales	19.9%	19.7%
Other deductions, net	$54	59
Interest expense, net	$51	62
Earnings before income taxes	$714	824	16%
Net earnings	$486	574	18%
Percent of sales	9.3%	9.8%

Earnings per share	$0.59	0.72	22%

Net sales were $5,874 million for the quarter ended June 30, 2007, an increase of $657 million, or 13 percent, over net sales of $5,217 million for the quarter ended June 30, 2006, with growth in both the U.S. and international markets. The consolidated results reflect increases in all of the business segments, with an approximate 9 percent ($436 million) increase in underlying sales (which exclude acquisitions, divestitures and foreign currency translation), a 3 percent ($130 million) favorable impact from foreign currency translation and a 1 percent ($91 million) contribution from acquisitions, net of divestitures. The underlying sales increase for the third quarter reflects 14 percent growth in total international sales and 4 percent growth in the United States. The international sales growth was led by increases in Asia (21 percent), Europe (8 percent) and the Middle East (59 percent). The Company estimates that the underlying growth of approximately 9 percent primarily reflects an approximate 5 percent gain from volume (excluding penetration and price), an approximate 2 percent impact from penetration gains and an approximate 2 percent increase from higher sales prices.

Costs of sales for the third quarters of fiscal 2007 and 2006 were $3,769 million and $3,361 million, respectively. Cost of sales as a percent of net sales was 64.2 percent in the third quarter of 2007, compared with 64.4 percent in the third quarter of 2006. Gross profit was $2,105 million and $1,856 million for the third quarters ended June 30, 2007 and 2006, respectively, resulting in gross profit margins of 35.8 percent and 35.6 percent. The increase in the gross profit for the third quarter of fiscal 2007 reflects higher sales volume and benefits from cost reductions, as well as acquisitions. In addition, higher sales prices were offset by higher material costs, wages and negative product mix.

Selling, general and administrative (SG&A) expenses were $1,160 million, or 19.7 percent of net sales, for the third quarter of 2007, compared with $1,037 million, or 19.9 percent of net sales, for the third quarter of 2006. The increase of $123 million was primarily due to the increase in variable costs on higher sales and acquisitions. The reduction in SG&A as a percent of sales was primarily the result of leveraging fixed costs on higher sales and acquisitions.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Other deductions, net were $59 million for the third quarter of 2007, a $5 million increase from the $54 million for the same period in the prior year. See notes 7 and 8 for further details regarding other deductions, net and rationalization costs.

Earnings before income taxes for the third quarter of 2007 increased $110 million, or 16 percent, to $824 million, compared to $714 million for the third quarter of 2006. The earnings results primarily reflect increases of $48 million in the Process Management, $39 million in the Network Power and $19 million in the Industrial Automation business segments.

Income taxes were $250 million and $228 million for the three months ended June 30, 2007 and 2006, respectively, resulting in effective tax rates of 30 percent and 32 percent, respectively. The effective tax rate for the entire fiscal year 2007 is expected to be between 31 percent and 32 percent.

Net earnings were $574 million and earnings per share were $0.72 for the three months ended June 30, 2007, increases of 18 percent and 22 percent, respectively, compared to net earnings and earnings per share of $486 million and $0.59, respectively, for the three months ended June 30, 2006. The 22 percent increase in earnings per share also reflects the purchase of treasury shares.

BUSINESS SEGMENTS

Process Management

Three months ended June 30,	2006	2007	Change
(dollars in millions)

Sales	$1,233	1,471	19%
Earnings	$221	269	22%
Margin	17.9%	18.3%

During the third quarter of fiscal 2007, sales in the Process Management segment increased 19 percent to $1,471 million, driven primarily by higher volume. Nearly all of the businesses in this segment reported higher sales, with the measurement, systems and valves businesses leading the overall sales increase. Sales and earnings (defined as earnings before interest and taxes for the business segments discussion) were notably strong for these businesses as the global energy markets continue to spend capital at high levels. Underlying sales increased 14 percent, reflecting more than 10 percent growth from volume, and an approximate 4 percent combined positive impact from penetration gains and slight increase in sales prices. Foreign currency translation had a favorable impact of 3 percent ($37 million) and the Damcos acquisition contributed 2 percent ($26 million). The underlying sales increase reflects growth in all of the major geographic regions compared with the prior year period, including the United States (11 percent), Asia (20 percent), Europe (8 percent) and the Middle East (77 percent). Third quarter earnings increased 22 percent to $269 million from $221 million in the prior year period, primarily reflecting higher volume, while the margin improvement reflects leverage on the higher sales, partially offset by an $11 million charge from an adverse commercial litigation judgment.

Industrial Automation

Three months ended June 30,	2006	2007	Change
(dollars in millions)

Sales	$968	1,095	13%
Earnings	$142	161	14%
Margin	14.6%	14.7%

Sales in the Industrial Automation segment increased 13 percent to $1,095 million for the three months ended June 30, 2007. Nearly all of the businesses in the segment reported higher sales, reflecting the favorable economic environment for capital goods. Robust activity in the oil, gas, mining and metals markets drove growth in the power generating alternator, the electrical distribution and the electronic drives businesses. Third quarter underlying sales grew 9 percent and included the benefit of an estimated 3 percent positive impact from price and penetration gains. Foreign currency translation had a 4 percent ($38 million) favorable impact. The underlying sales increase reflects growth in nearly all of the major geographic regions, including 12 percent growth internationally and 6 percent growth in the United States. The international sales growth was led by an increase of 11 percent in Europe. Earnings increased 14 percent over the prior year period to $161 million, due to higher sales volume and related leverage. Higher sales prices were offset by higher material and wage costs, as well as unfavorable product mix.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Network Power

Three months ended June 30,	2006	2007	Change
(dollars in millions)

Sales	$1,155	1,322	14%
Earnings	$139	178	28%
Margin	12.0%	13.4%

Network Power sales increased 14 percent to $1,322 million during the third quarter of 2007 compared to the prior year period, reflecting continued demand in the power systems, embedded power and precision cooling businesses. The sales increase reflects 11 percent growth in underlying sales, a more than 2 percent ($28 million) favorable impact from foreign currency translation and an approximate 1 percent ($26 million) contribution from acquisitions, net of divestitures. The underlying sales growth includes 4 percent from penetration gains. Geographically, the underlying sales increase reflects growth primarily in Asia (25 percent) and the United States (8 percent), while sales in Europe declined 1 percent. Growth in the United States reflects strong demand in the computing market and market penetration gains by the power systems and uninterruptible power supply businesses. The Company’s market penetration in China and other Asian markets continued. Earnings of $178 million increased $39 million, or 28 percent, from the prior year period, including the impact from underlying sales growth and acquisitions. The margin increase was driven by savings from the integration of Artesyn and leverage on higher sales volume, partially offset by higher material and wage costs.

Climate Technologies

Three months ended June 30,	2006	2007	Change
(dollars in millions)

Sales	$923	1,043	13%
Earnings	$155	174	12%
Margin	16.8%	16.6%

Sales in the Climate Technologies segment increased 13 percent to $1,043 million for the quarter ended June 30, 2007. The increase was driven by 8 percent growth in underlying sales, a 3 percent ($29 million) contribution from acquisitions and a 2 percent ($15 million) favorable impact from foreign currency translation. Higher sales volume accounted for 4 percent of the underlying sales increase, and sales price increases along with penetration gains contributed an additional 4 percent. The underlying sales growth was driven by international sales growth of 18 percent. The international sales increase was led by growth in Europe (21 percent) and Asia (14 percent). The increase in Europe includes penetration in the heat pump market, while the increase in Asia was driven by favorable market conditions. Sales in the United States were up 3 percent, reflecting higher demand for refrigeration and air-conditioning products. Earnings increased 12 percent during the quarter to $174 million driven by higher volume and savings from prior cost reduction efforts. Higher material costs, unfavorable product mix and dilution from acquisitions substantially offset the higher sales prices and savings from prior cost reduction efforts, negatively impacting the profit margin.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Appliance and Tools

Three months ended June 30,	2006	2007	Change
(dollars in millions)

Sales	$1,099	1,107	1%
Earnings	$141	146	3%
Margin	12.9%	13.2%

Sales in the Appliance and Tools segment increased 1 percent to $1,107 million during the third quarter of 2007. The sales increase reflects an approximate 1 percent decline in underlying sales, a 1 percent ($12 million) favorable impact from foreign currency translation and a 1 percent ($11 million) contribution from acquisitions. The underlying sales decrease of 1 percent reflects an approximate 6 percent decrease in volume, an estimated 1 percent share loss and an approximate 6 percent positive impact from higher sales prices. The third quarter results were mixed across the businesses. The overall decline in underlying sales was primarily due to the slowdown in consumer demand and residential construction in the United States. The professional tools business reported strong growth, driven by demand in Europe and in the U.S. non-residential markets. Geographically, underlying sales declined 3 percent in the United States, while international sales grew 5 percent during the quarter. Earnings increased from $141 million in the prior year period to $146 million for the third quarter of 2007. The increases in both earnings and margin primarily reflect cost containment, while increases in sales prices were offset by higher material and wage costs, along with deleverage on the lower volume.

NINE MONTHS ENDED JUNE 30, 2007, COMPARED WITH NINE MONTHS ENDED JUNE 30, 2006

RESULTS OF OPERATIONS

Nine months ended June 30,	2006	2007	Change
(dollars in millions, except per share amounts)

Net sales	$14,617	16,438	12%
Gross profit	$5,183	5,852	13%
Percent of sales	35.5%	35.6%
SG&A	$2,992	3,353
Percent of sales	20.5%	20.4%
Other deductions, net	$131	121
Interest expense, net	$151	178
Earnings before income taxes	$1,909	2,200	15%
Net earnings	$1,319	1,513	15%
Percent of sales	9.0%	9.2%

Earnings per share	$1.59	1.88	18%

Net sales for the nine months ended June 30, 2007, increased $1,821 million, or 12 percent, to $16,438 million, over net sales of $14,617 million for the nine months ended June 30, 2006, with international sales leading the overall growth. The consolidated results reflect increases in all five business segments with an approximate 7 percent ($977 million) increase in underlying sales, a 3 percent ($508 million) contribution from acquisitions, net of divestitures, and a 2 percent ($336 million) favorable impact from foreign currency translation. The underlying sales increase of 7 percent for the first nine months was driven by a total international sales increase of 13 percent and a 2 percent increase in the United States. The international sales increase primarily reflects growth in Asia (16 percent), Europe (9 percent) and the Middle East (47 percent). The Company estimates that the underlying growth of approximately 7 percent primarily reflects an approximate 3 percent gain from volume, an approximate 2 percent impact from penetration gains and an approximate 2 percent impact from higher sales prices.

Costs of sales for the first nine months of fiscal 2007 and 2006 were $10,586 million and $9,434 million, respectively. Cost of sales as a percent of net sales was 64.4 percent in the first nine months of 2007, compared with 64.5 percent in the prior year period. Gross profit was $5,852 million and $5,183 million for the nine months ended June 30, 2007 and 2006, respectively, resulting in gross profit margins of 35.6 percent and 35.5 percent. The increase in the gross profit during the first nine months of 2007 primarily reflects higher sales volume and acquisitions, as well as savings from prior cost reduction efforts. In addition, higher sales prices were substantially offset by higher material costs and wages.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Selling, general and administrative expenses for the nine months ended June 30, 2007, were $3,353 million, or 20.4 percent of net sales, compared with $2,992 million, or 20.5 percent of net sales, for the nine months ended June 30, 2006. The increase of $361 million was primarily due to higher sales volume and acquisitions. The reduction in SG&A as a percent of sales was primarily the result of leveraging fixed costs on higher sales.

Other deductions, net were $121 million for the first nine months of fiscal 2007, a $10 million decrease from the $131 million for the same period in the prior year. The first nine months of 2007 included an approximate $24 million gain for a payment received under the U.S. Continued Dumping and Subsidy Offset Act, compared with an $18 million payment received in the prior year period. The first nine months of 2007 also included gains totaling $32 million related to the sale of shares in MKS, compared with gains of approximately $18 million in the prior year period. For the nine months ended June 30, 2007, ongoing costs for the rationalization of operations were $60 million, compared to $53 million in the prior year period. See notes 7 and 8 for further details regarding other deductions, net and rationalization costs.

Earnings before income taxes for the first nine months of 2007 increased $291 million, or 15 percent, to $2,200 million, compared to $1,909 million for the nine months ended June 30, 2006. The earnings results reflect increases in all five business segments, including $138 million in Process Management, $75 million in Network Power, and $62 million in Industrial Automation.

Income taxes were $687 million and $590 million for the nine months ended June 30, 2007 and 2006, respectively, resulting in effective tax rates of 31 percent for both periods. The effective tax rate for the entire fiscal year 2007 is expected to be between 31 percent and 32 percent.

Net earnings were $1,513 million and earnings per share were $1.88 for the nine months ended June 30, 2007, increases of 15 percent and 18 percent compared to net earnings and earnings per share of $1,319 million and $1.59, respectively, for the nine months ended June 30, 2006. The 18 percent increase in earnings per share also reflects the purchase of treasury shares.

BUSINESS SEGMENTS

Process Management

Nine months ended June 30,	2006	2007	Change
(dollars in millions)

Sales	$3,473	4,034	16%
Earnings	$587	725	24%
Margin	16.9%	18.0%

During the first nine months of fiscal 2007, Process Management sales increased 16 percent, on higher volume and acquisitions, to $4,034 million, and earnings increased 24 percent. Nearly all of the businesses reported sales increases compared to the prior year period. Sales and earnings were particularly strong for the measurement, systems and valves businesses due to worldwide growth in oil and gas and power projects and expansion in China. Underlying sales increased 10 percent, reflecting 8 percent from volume, and approximately 2 percent collectively from penetration gains and slightly higher sales prices. The Bristol and Damcos acquisitions contributed 3 percent ($94 million), while foreign currency translation had a 3 percent ($103 million) favorable impact. The underlying sales increase reflects growth in nearly all of the major geographic regions, including the United States (9 percent), Middle East (73 percent), Asia (11 percent) and Europe (6 percent), compared with the prior year period. Earnings for the first nine months of fiscal 2007 increased 24 percent to $725 million from $587 million in the prior year period, reflecting higher sales volume and prices, as well as acquisitions. The margin increase reflects leverage on the higher sales and cost containment, which were partially offset by higher project costs, including higher wages and benefits, and an adverse commercial litigation judgment.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Industrial Automation

Nine months ended June 30,	2006	2007	Change
(dollars in millions)

Sales	$2,759	3,146	14%
Earnings	$416	478	15%
Margin	15.1%	15.2%

Sales in the Industrial Automation segment increased 14 percent to $3,146 million for the nine months ended June 30, 2007. Sales grew in nearly all of the businesses and major geographic regions, reflecting the favorable economic environment for capital goods. The first nine months’ results reflect growth in nearly all of the businesses, with particular strength in the power generating alternator, the electronic drives and the electrical distribution businesses. Underlying sales grew 10 percent and foreign currency translation had a 4 percent ($100 million) favorable impact. The first nine months’ growth reflects both increased global industrial demand, and an approximate 3 percent combined positive impact from higher sales prices and slight penetration gains. Underlying sales grew 5 percent in the United States and 14 percent internationally. The increase in international sales primarily reflects growth in Europe (14 percent) and Asia (19 percent). Earnings increased 15 percent over the prior year nine month period to $478 million, reflecting leverage from higher sales volume and benefits from cost containment. The earnings increase was also aided by an approximate $24 million payment received by the power transmission business from dumping duties related to the U.S. Continued Dumping and Subsidy Offset Act in the current nine month period, compared with an $18 million payment received in the prior year period. Sales price increases were offset by higher material and wage costs, as well as unfavorable product mix.

Network Power

Nine months ended June 30,	2006	2007	Change
(dollars in millions)

Sales	$3,098	3,712	20%
Earnings	$366	441	20%
Margin	11.8%	11.9%

The Network Power segment sales increased 20 percent to $3,712 million for the first nine months of 2007 compared to the prior year period, driven by the Artesyn and Knürr acquisitions and reflecting continued demand in the power systems, embedded power and precision cooling businesses. Underlying sales grew 8 percent, while acquisitions, net of divestitures, contributed approximately 10 percent ($308 million) and foreign currency translation had a 2 percent ($62 million) favorable impact. The underlying sales increase of 8 percent reflects an approximate 5 percent gain from higher volume and an estimated 3 percent impact from penetration gains, which were partially offset by a slight decline in sales prices. Geographically, underlying sales reflect a 20 percent increase in Asia and a 6 percent increase in the United States, while sales in Europe declined 1 percent. The U.S. growth reflects strong demand for data room and non-residential computer equipment. The Company’s market penetration in China and other Asian markets continued. Earnings for the nine months ended June 30, 2007, increased 20 percent, from $366 million in the prior year period to $441 million, primarily due to acquisitions and leverage on higher sales volume. The margin increase reflects leverage on higher sales volume and savings from prior cost reduction efforts. These benefits were substantially offset by higher material and wage costs, as well as dilution from acquisitions.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Climate Technologies

Nine months ended June 30,	2006	2007	Change
(dollars in millions)

Sales	$2,523	2,676	6%
Earnings	$382	405	6%
Margin	15.1%	15.1%

Sales in the Climate Technologies segment increased 6 percent to $2,676 million for the nine months ended June 30, 2007, compared to $2,523 million for the nine months ended June 30, 2006. Underlying sales increased 2 percent, while acquisitions contributed 3 percent ($70 million) and foreign currency translation had a 1 percent ($36 million) favorable impact. Lower sales volume of 3 percent was more than offset by an approximate 5 percent combined positive impact from sales price increases and penetration gains. The underlying sales increase reflects a 7 percent decrease in the United States and an 18 percent increase in international sales, including 27 percent growth in Europe and 15 percent growth in Asia. The decrease in U.S. sales for the first nine months of fiscal 2007 is partially attributable to difficult comparisons to a very strong prior year period. The air-conditioning compressor business was very strong in the first nine months of fiscal 2006 primarily due to demand relating to the transition in the United States to higher efficiency standards that became effective January 23, 2006. Earnings increased 6 percent during the first nine months of 2007 to $405 million due to higher sales prices and savings from prior cost reduction efforts. The margin was flat as higher material and wage costs more than offset the sales price increases.

Appliance and Tools

Nine months ended June 30,	2006	2007	Change
(dollars in millions)

Sales	$3,211	3,328	4%
Earnings	$412	416	1%
Margin	12.8%	12.5%

The Appliance and Tools segment sales increased 4 percent to $3,328 million for the first nine months of 2007. This increase reflects approximately 2 percent growth in underlying sales, a 1 percent ($35 million) favorable impact from foreign currency translation and a 1 percent ($33 million) contribution from acquisitions. The results for the first nine months were mixed across the businesses. The tools and storage businesses showed moderate growth, while growth in the motors businesses slightly improved. These increases were partially offset by declines in the appliance controls businesses. The growth in the tools and storage businesses was driven by the professional tools and disposer businesses, reflecting higher demand at major retailers. The underlying sales increase reflects an estimated 4 percent decline in volume and an approximate 6 percent combined positive impact from higher sales prices and penetration gains. Underlying sales in the United States were flat, while international sales grew 9 percent during the first nine months of 2007. Earnings increased 1 percent to $416 million from the prior year period. Overall, increases in sales prices and benefits from cost containment were offset by higher material (copper and other commodities) and wage costs, as well as deleverage from the lower volume, diluting the profit margin.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

FINANCIAL CONDITION

A comparison of key elements of the Company's financial condition at the end of the third quarter as compared to the end of the prior fiscal year follows:

	September 30, 2006	June 30, 2007
Working capital (in millions)	$1,956	2,689
Current ratio	1.4 to 1	1.5 to 1
Total debt to total capital	33.1%	34.5%
Net debt to net capital	28.1%	26.8%

The ratio of total debt to total capital has increased to 34.5 percent, or 0.8 percentage points above the 33.7 percent ratio for the prior year third quarter. The Company's long-term debt is rated A2 by Moody's Investors Service and A by Standard and Poor's. The Company's interest coverage ratio (earnings before income taxes and interest expense, divided by interest expense) was 12.0 times for the nine months ended June 30, 2007, compared to 12.6 times for the same period in the prior year, primarily due to an increase in interest expense from higher average borrowings partially offset by higher earnings.

Cash and equivalents increased by $521 million during the nine months ended June 30, 2007. During the first and third quarters of 2007, the Company issued $250 million of 5.125%, ten-year notes, and $250 million of 5.375%, ten-year notes, respectively, under a shelf registration statement filed with the Securities and Exchange Commission. Cash flow provided by operating activities of $1,774 million was up $286 million, or 19 percent, compared to $1,488 million in the prior year period, primarily reflecting higher net earnings. Operating cash flow of $1,774 million was used primarily to pay dividends of $629 million, fund capital expenditures of $420 million, fund purchases of businesses of $187 million and fund treasury stock purchases of $628 million. For the nine months ended June 30, 2007, free cash flow of $1,354 million (operating cash flow of $1,774 million less capital expenditures of $420 million) was up 19 percent from free cash flow of $1,134 million (operating cash flow of $1,488 million less capital expenditures of $354 million) for the same period in the prior year, primarily due to higher net earnings.

The Company is in a strong financial position, with total assets of $20 billion and stockholders' equity of $9 billion, and has the resources available for reinvestment in existing businesses, strategic acquisitions and managing the capital structure on a short- and long-term basis.

OUTLOOK

The outlook for Emerson remains positive for fiscal 2007. Underlying sales growth for fiscal 2007 is expected to be in the range of 6 percent to 7 percent, which excludes an approximate 4 percent to 5 percent favorable impact from foreign currency translation, acquisitions and divestitures. Reported sales growth is expected to be in the range of 10 percent to 12 percent. Based on this level of sales growth, the Company expects 2007 earnings per share of approximately $2.58 to $2.63, which would represent growth of 15 percent to 17 percent above the $2.24 per share earned in fiscal 2006. Rationalization of operations expense is estimated to be approximately $85 million to $95 million for fiscal 2007. Operating cash flow is targeted at approximately $2.8 billion and capital expenditures are estimated to be $0.7 billion for 2007.

Statements in this report that are not strictly historical may be "forward-looking" statements, which involve risks and uncertainties, and Emerson undertakes no obligation to update any such statements to reflect later developments. These risks and uncertainties include economic and currency conditions, market demand, pricing, and competitive and technological factors, among others which are set forth in the “Risk Factors” of Part I, Item 1, and the "Safe Harbor Statement" of Exhibit 13, to the Company's Annual Report on Form 10-K for the year ended September 30, 2006, which are hereby incorporated by reference.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Item 4. Controls and Procedures.

Emerson maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including the Company’s certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of June 30, 2007, to provide reasonable assurance of the achievement of these objectives.

Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports.

There was no change in the Company's internal control over financial reporting during the quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased (000s)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (000s)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (000s)

April 2007	1,400	$43.80	1,400	21,386

May 2007	865	$46.56	865	20,521

June 2007	960	$47.88	960	19,561

Total	3,225	$45.75	3,225	19,561

The amounts above reflect the Company’s December 2006 two-for-one stock split. See Note 2 of the Notes to Consolidated Financial Statements for additional information. The Company's Board of Directors authorized the repurchase of up to 80 million shares under the November 2001 program, as adjusted for the stock split. The maximum number of shares that may yet be purchased under this program is 19.6 million as of June 30, 2007.

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

10.1	Letter Agreement effective as of April 4, 2007, by and between Emerson Electric Co. and W. Wayne Withers, incorporated by reference to Emerson Electric Co. Form 8-K filed April 10, 2007, Exhibit 10.1.

10.2
Consulting Contract made and entered into as of April 4, 2007, by and between Emerson Electric Co. and W. Wayne Withers, incorporated by reference to Emerson Electric Co. Form 8-K filed April 10, 2007, Exhibit 10.2.

12	Ratio of Earnings to Fixed Charges.

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMERSON ELECTRIC CO.

Date: August 8, 2007	By	/s/ Walter J. Galvin

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