Form 10-K
period 2007-09-30
EMERSON ELECTRIC CO
filed 2007-11-19
CIK 32604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

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
Yes ☐ No ☒

Aggregate market value of the voting stock held by nonaffiliates of the registrant as of close of business on March 31, 2007: $34.2 billion.

Common stock outstanding at October 31, 2007: 787,228,656 shares.

Documents Incorporated by Reference

1.   Portions of Emerson Electric Co. 2007 Annual Report to Stockholders (Parts I and II).

2.   Portions of Emerson Electric Co. Notice of 2008 Annual Meeting of Stockholders and Proxy Statement (Part III).

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

Emerson is organized into the following business segments, based on the nature of the products and services rendered:

•	Process Management, providing measurement, control and diagnostic capabilities for automated industrial processes producing items such as foods, fuels, medicines and power

•	Industrial Automation, bringing integrated manufacturing solutions to diverse industries worldwide

•	Network Power, providing power and environmental conditioning and reliability to help keep telecommunication systems, data networks and critical business applications continuously operating

•	Climate Technologies, enhancing household and commercial comfort as well as food safety and energy efficiency through air-conditioning and refrigeration technology

•
Appliance and Tools, providing uniquely designed motors for a broad range of applications, appliances and integrated appliance solutions, and tools for both homeowners and professionals, as well as home and commercial storage systems

Sales, earnings before interest and income taxes, and total assets attributable to each segment for the three years ended September 30, 2007, are set forth in Note 16 of Notes to Consolidated Financial Statements of the 2007 Annual Report, which note is hereby incorporated by reference. Sales by segment in 2007 were Process Management 25 percent, Industrial Automation 18 percent, Network Power 22 percent, Climate Technologies 16 percent, and Appliance and Tools 19 percent. Sales by geographic destination in 2007 were United States 48 percent, Europe 23 percent, Asia 16 percent and other regions 13 percent. Information with respect to acquisition and divestiture activities by Emerson is set forth in Note 3 of Notes to Consolidated Financial Statements of the 2007 Annual Report, which note is hereby incorporated by reference.

PROCESS MANAGEMENT

The Process Management segment offers customers product technology as well as engineering and project management services for precision control, monitoring and asset optimization of plants that produce power or that process or treat such items as oil, natural gas and petrochemicals; food and beverages; pulp and paper; pharmaceuticals; and municipal water supplies. This array of products and services helps customers optimize their process plant capabilities in the areas of plant safety and reliability, and product quality and output. In 2007, sales by geographic destination for this segment were United States 34 percent, Europe 24 percent, Asia 20 percent and other regions 22 percent.

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

Brands

Brands, service/trademarks and trade names within the Process Management segment include Emerson Process Management, AMS Suite, Asset Optimization, Baumann, Bettis, Bristol, Brooks Instrument, CSI, Damcos, Daniel, DeltaV, El-O-Matic, Fisher, Micro Motion, Mobrey, Ovation, PlantWeb, ROC, Rosemount, Rosemount Tank Radar, Smart Process and Tescom.

INDUSTRIAL AUTOMATION

The Industrial Automation segment provides integrated manufacturing solutions to our customers at the source of manufacturing their own products. Products include motors, transmissions, alternators, fluid controls and materials joining equipment. Through these offerings, Emerson brings technology and enhanced quality to the customer’s final product. In 2007, sales by geographic destination for this segment were United States 41 percent, Europe 41 percent, Asia 10 percent and other regions 8 percent.

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

Brands

Brands, service/trademarks and trade names within the Industrial Automation segment include Emerson Industrial Automation, Appleton, ASCO, ASCO Joucomatic, Branson Ultrasonics, Browning, Control Techniques, Emerson Power Transmission, Kato Engineering, Kop-Flex, Leroy Somer, McGill, Morse, Numatics and O-Z/Gedney.

NETWORK POWER

Emerson’s Network Power segment designs, manufactures, installs and maintains products providing “grid to chip” electric power conditioning, power reliability and environmental control for telecommunications networks, data centers and other critical applications. Products in this segment include power systems, embedded power supplies, precision cooling and inbound power systems, along with 24-hour service. In 2007, sales by geographic destination for this segment were United States 43 percent, Europe 20 percent, Asia 27 percent and other regions 10 percent.

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

Embedded Power Supplies

Embedded power supplies are installed by original equipment manufacturers to convert or condition power for microprocessors and peripherals in a wide range of telecommunication, health care, computer and industrial applications using standard or custom AC/DC or DC/DC designs. They are also used in consumer products, in the form of power adaptors for ink jet printers and in chargers for mobile phones.

Precision Cooling

Emerson’s precision cooling products provide temperature and humidity control for computers, telecommunications and other sensitive equipment. These products range from 14,000 to 4 million BTUs in capacity and are available in up flow, down flow and overhead configurations.

Inbound Power Systems

Emerson inbound power technology provides reliable power systems which automatically transfer critical application loads from a utility to emergency backup generators in the event of a blackout or brownout. Products include automatic transfer switches, paralleling and synchronizing gear and related distribution equipment and control systems.

Connectivity Solutions

Emerson’s connectivity products serve the needs of the wireless communications, telephony and data network, CATV, defense, security systems and health care industries and other industrial customers globally with a broad range of radio frequency, microwave and fiber optic interconnect components and assemblies.

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

Brands

Brands, service/trademarks and trade names within the Network Power segment include Emerson Network Power, Artesyn, ASCO, ASCO Power Technologies, Astec Power, Control Concepts, Emerson Energy Systems, Engineered Endeavors, Knürr, Liebert, Liebert Global Services, Liebert HIROSS, Lorain, Northern Technologies, Semflex, Stratos, Trompeter and VORTEX.

CLIMATE TECHNOLOGIES

The Climate Technologies segment provides products and services for all areas of the climate control industry, including residential, commercial and industrial heating and air-conditioning, and commercial refrigeration. Our technology enables homeowners and businesses to better manage their heating, air-conditioning, and refrigeration systems for improved control and lower energy bills. This segment also digitally controls and remotely monitors refrigeration units in grocery stores and other food distribution outlets to enhance freshness and food safety. In 2007, sales by geographic destination for this segment were United States 57 percent, Europe 16 percent, Asia 17 percent and other regions 10 percent.

Residential, Commercial and Industrial Heating and Air Conditioning

Emerson provides a full range of heating and air-conditioning products that help reduce operational and energy costs and create comfortable environments in all types of buildings. These products include reciprocating and scroll air-conditioning compressors, including an ultra-efficient residential scroll compressor with two stages of cooling capacity which runs at full capacity only during the hottest time periods; standard and programmable thermostats; monitoring equipment and electronic controls for gas and electric heating systems; gas valves for furnaces and water heaters; nitride ignition systems for furnaces; sensors and thermistors for home appliances; and temperature sensors and controls.

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

APPLIANCE AND TOOLS

Emerson’s Appliance and Tools segment includes a broad range of products and solutions in motors, appliances and components, tools and storage. In 2007, sales by geographic destination for this segment were United States 76 percent, Europe 13 percent, Asia 4 percent and other regions 7 percent.

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

Appliances and Appliance Components

Emerson provides a number of appliances and appliance technology solutions, ranging from water valves and controls to heating elements and switches. Our appliance offering includes residential and commercial garbage disposers and ceiling fans, instant hot-water dispensers, and compact electric water heaters. Our appliance solutions provide integrated systems, sub-systems and components for appliances that include electronic and electromechanical controls for washers, dryers, dishwashers, refrigerators and other home appliances as well as heating elements for dishwashers, electric ovens and water heaters.

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

Brands

Brands, service/trademarks and trade names within the Appliance and Tools segment include Emerson Appliance Solutions, Emerson Heating Products, Emerson Motor Technologies, Emerson Professional Tools, Emerson Storage Solutions, ClosetMaid, Digital Appliance Controls, Emerson, Flo Healthcare, InSinkErator, Knaack, Lionville Systems, Mallory, METRO, RIDGID, U.S. Electrical Motors and Weather Guard.

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

RAW MATERIALS AND ENERGY

Emerson's major requirements for basic raw materials include steel, copper, cast iron, electronics, aluminum and brass and, to a lesser extent, plastics and other petroleum-based chemicals. Emerson has multiple sources of supply for each of its major requirements and is not significantly dependent on any one or a few suppliers.

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

BACKLOG

The estimated consolidated order backlog of the Company was $4,917 million and $4,054 million at September 30, 2007 and 2006, respectively. Nearly all of the September 30, 2007 consolidated backlog amount is expected to be shipped within one year. The estimated backlog by business segment at September 30, 2007 and 2006 follows:

(dollars in millions)	2006	2007
Process Management	$1,883	2,531

Industrial Automation	523	599

Network Power	867	1,093

Climate Technologies	423	375

Appliance and Tools	358	319

Consolidated Order Backlog	$4,054	4,917

COMPETITION

Emerson's businesses operate in markets that are highly competitive, and Emerson competes on product performance, quality, service and/or price across the industries and markets served. A significant element of the Company's competitive strategy is to deliver solutions to our customers by manufacturing high quality products at the lowest relevant global cost. Although no single company competes directly with Emerson in all of the Company's product lines, various companies compete in one or more product lines. Some of these companies have substantially greater sales and assets than Emerson, and Emerson also competes with many smaller companies. The number of Emerson's competitors varies by product line, and management believes that Emerson has a market leadership position in many of these product lines.

RESEARCH AND DEVELOPMENT

Costs associated with Company-sponsored research and development activities were $397 million, $356 million and $303 million in 2007, 2006 and 2005, respectively.

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

EMPLOYEES

Emerson and its subsidiaries had an average of approximately 137,700 employees during 2007. Management believes that the Company's employee relations are favorable. Some of the Company's employees are represented under collective bargaining agreements, but none of these agreements is considered significant.

DOMESTIC AND FOREIGN OPERATIONS

International sales were $11,642 million in 2007, $9,545 million in 2006 and $8,179 million in 2005, including U.S. exports of $1,277 million, $1,127 million and $998 million in 2007, 2006 and 2005, respectively. Although there are additional risks attendant to foreign operations, such as possible nationalization of facilities, currency fluctuations and restrictions on the movement of funds, Emerson's financial position has not been materially affected thereby to date. See Note 16 of Notes to Consolidated Financial Statements of the 2007 Annual Report, which note is hereby incorporated by reference, for further information with respect to foreign operations.

INTERNET ACCESS

Emerson's Forms 10-K, 10-Q, 8-K and all amendments to those reports are available without charge through Emerson's web site on the Internet as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. They may be accessed as follows: www.emerson.com, Investor Relations, SEC Filings.

The information set forth under, “Item 1A. Risk Factors” is hereby incorporated by reference.

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

We Are Subject To Litigation And Environmental Regulations That Could Adversely Impact Our Operating Results

We are, and may in the future be, a party to a number of legal proceedings and claims, including those involving product liability and environmental matters, several of which claim, or may in the future claim, significant damages. Given the inherent uncertainty of litigation, we can offer no assurance that existing litigation or a future adverse development will not have a material adverse impact. We also are subject to various laws and regulations relating to environmental protection and the discharge of materials into the environment, and we could incur substantial costs as a result of the noncompliance with or liability for cleanup or other costs or damages under environmental laws.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At September 30, 2007, Emerson had approximately 265 manufacturing locations worldwide, of which approximately 165 were located outside the United States, primarily in Europe and to a lesser extent in Asia, Canada and Latin America. The approximate numbers of manufacturing locations by business segment are: Process Management, 55; Industrial Automation, 85; Network Power, 45; Climate Technologies, 35; and Appliance and Tools, 45. The majority of the locations are owned, with the remainder occupied under operating or capital leases. The Company considers its facilities suitable and adequate for the purposes for which they are used.

Item 3. Legal Proceedings

The information regarding legal proceedings set forth in Note 12 of Notes to Consolidated Financial Statements of the 2007 Annual Report is hereby incorporated by reference.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended September 30, 2007.

Executive Officers of the Registrant

The following sets forth certain information as of November 2007 with respect to Emerson's executive officers. Fiscal Year column indicates the first year the executive served as an officer of the Company. These officers have been elected or appointed to terms which will expire February 5, 2008:

Name	Position	Age	Fiscal Year

D. N. Farr*	Chairman of the Board, Chief Executive Officer and President	52	1985

C. W. Ashmore	Senior Vice President - Planning and Development	45	2001

W. J. Galvin	Senior Executive Vice President and Chief Financial Officer	61	1984

E. L. Monser	Chief Operating Officer	57	2002

C. A. Peters	Senior Executive Vice President	52	1990

R. J. Schlueter	Vice President and Chief Accounting Officer	53	1992

F. L. Steeves	Senior Vice President, Secretary and General Counsel	53	2007

W. W. Withers	Executive Vice President and Special Legal Advisor	67	1989

*Also chairman of the Executive Committee of the Board of Directors.

There are no family relationships among any of the executive officers and directors.

David N. Farr has been Chief Executive Officer since October 2000 and was also appointed Chairman of the Board in September 2004 and appointed President in November 2005. Craig W. Ashmore has been Senior Vice President - Planning and Development since October 2004. Prior to his current position, Mr. Ashmore was Group Vice President from 2003 to 2004 and Vice President - Profit Planning from 2001 to 2003. Walter J. Galvin was appointed Senior Executive Vice President in October 2004 and has been Chief Financial Officer since 1993. Prior to his current position, Mr. Galvin was Executive Vice President from February 2000 to October 2004. Edward L. Monser was appointed Chief Operating Officer in November 2001.  Charles A. Peters has been Senior Executive Vice President since October 2000. Richard J. Schlueter has been Vice President Accounting since 1999 and was also appointed Chief Accounting Officer in February 2003. Frank L. Steeves was appointed Senior Vice President, Secretary and General Counsel in March 2007, prior to which he was Vice Chairman of the Milwaukee-based law firm of von Briesen & Roper, S.C., which has provided legal services to the Company since 2001. Mr. Steeves joined von Briesen and Roper as a partner in 2001, and became Vice Chairman of the firm in 2004. W. Wayne Withers has been Executive Vice President since October 2004 and was appointed Special Legal Advisor in 2007. Prior to his current position, Mr. Withers was Secretary and General Counsel from November 1989 to March 2007 and Senior Vice President from 1989 to October 2004.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information regarding the market for the Company's common stock, quarterly market price ranges and dividend payments set forth in Note 18 of Notes to Consolidated Financial Statements of the 2007 Annual Report is hereby incorporated by reference. There were approximately 26,615 stockholders of record at September 30, 2007.

Repurchases of equity securities during the fourth quarter of 2007 are listed in the following table.

Period	(a) Total Number of Shares Purchased (000s)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (000s)	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (000s)
July 2007	840	$48.62	840	18,721

August 2007	2,025	$47.11	2,025	16,696

September 2007	1,900	$49.66	1,900	14,796

Total	4,765	$48.39	4,765	14,796

The amounts above reflect the Company’s December 2006 two-for-one stock split. See Note 1 of Notes to Consolidated Financial Statements of the 2007 Annual Report, which note is hereby incorporated by reference, for additional information. The Company’s Board of Directors authorized the repurchase of up to 80 million shares under the November 2001 program, as adjusted for the stock split. The maximum number of shares that may yet be purchased under this program is 14.8 million.

Item 6. Selected Financial Data

Years ended September 30
(dollars in millions, except per share amounts)

	2003	2004	2005 (a)	2006	2007
Net sales	$13,958	15,615	17,305	20,133	22,572

Earnings from continuing operations	$1,013	1,257	1,422	1,845	2,136

Earnings before cumulative effect of change in accounting principle	$1,089	1,257	1,422	1,845	2,136

Earnings from continuing operations per common share (basic)	$1.21	1.50	1.71	2.26	2.69

Earnings from continuing operations per common share (diluted)	$1.20	1.49	1.70	2.24	2.66

Earnings before cumulative effect of change in accounting principle per common share (diluted)	$1.29	1.49	1.70	2.24	2.66

Cash dividends per common share	$0.79	0.80	0.83	0.89	1.05

Long-term debt	$3,733	3,136	3,128	3,128	3,372

Total assets	$15,194	16,361	17,227	18,672	19,680

Information presented in the selected financial data reflects the December 2006 two-for-one stock split. The operating results of Dura-Line are classified as discontinued operations for 2003 in the table above. See Note 3 of Notes to Consolidated Financial Statements of the 2007 Annual Report, which note is hereby incorporated by reference, for information regarding the Company's acquisition and divestiture activities.

(a) Fiscal 2005 includes a tax expense of $63 million ($0.07 per share) related to the one-time opportunity to repatriate foreign earnings under the American Jobs Creation Act of 2004. See Note 13 of Notes to Consolidated Financial Statements of the 2007 Annual Report, which note is hereby incorporated by reference, for additional information.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information appearing under “Results of Operations,” “Financial Position, Capital Resources and Liquidity,” “Critical Accounting Policies” and the "Safe Harbor Statement" in the 2007 Annual Report are hereby incorporated by reference.

Fiscal 2008 Outlook

The outlook for Emerson remains positive moving into fiscal 2008. Many of Emerson’s end markets remain strong, but a moderation in growth rates is expected when compared to 2007. Underlying sales growth for fiscal 2008 is expected to be in the range of 5 percent to 7 percent, which excludes the expected 2 percent to 3 percent favorable impact from foreign currency translation, acquisitions and divestitures. Reported sales growth is expected to be in the range of 7 percent to 10 percent. Based on this level of sales growth, the Company expects to generate 2008 earnings per share growth in the range of 10 percent to 15 percent above the $2.66 per share earned in fiscal 2007.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Information appearing under "Financial Instruments" in the 2007 Annual Report is hereby incorporated by reference.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements of the Company and its subsidiaries and the report thereon of KPMG LLP in the 2007 Annual Report are hereby incorporated by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Emerson maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including the Company’s certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of September 30, 2007, to provide reasonable assurance of the achievement of these objectives.

Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports.

There was no change in the Company's internal control over financial reporting during the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management’s report on internal control over financial reporting, and the related report of the Company’s auditor, KPMG LLP, an independent registered public accounting firm, appearing in the 2007 Annual Report are hereby incorporated by reference.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding nominees and directors appearing under "Nominees and Continuing Directors" in the Emerson Electric Co. Notice of Annual Meeting of Stockholders and Proxy Statement for the February 2008 annual stockholders' meeting (the "2008 Proxy Statement") is hereby incorporated by reference. Information regarding executive officers is set forth in Part I of this report. Information appearing under "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2008 Proxy Statement is hereby incorporated by reference. Information regarding the Audit Committee and Audit Committee Financial Expert appearing under "Board of Directors and Committees" in the 2008 Proxy Statement is hereby incorporated by reference.

Emerson has adopted a Code of Ethics that applies to the Company's chief executive officer, chief financial officer, chief accounting officer and controller; has posted such Code of Ethics on its Internet web site; and intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K by posting such information on its Internet web site. Emerson has adopted Charters for its Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee and a Code of Business Ethics for directors, officers and employees, which are available on its Internet web site and are available in print to any shareholder who requests them. Emerson has also adopted Corporate Governance Principles and Practices, which are available on its Internet web site and are available in print to any shareholder who requests them. The Company's Internet web site may be accessed as follows: www.emerson.com, Investor Relations, Corporate Governance.

Item 11. Executive Compensation

Information appearing under “Board of Directors and Committees—Compensation Committee,” “Board of Directors and Committees—Corporate Governance and Nominating Committee,” “Director Compensation,” “Executive Compensation” (including, but not limited to, the information set forth under “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Summary Compensation Table”) and “Compensation Committee Interlocks and Insider Participation” in the 2008 Proxy Statement is hereby incorporated by reference.

The information contained in “Compensation Committee Report” shall not be deemed to be “filed” with the Securities and Exchange Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), except to the extent that Emerson specifically incorporates such information into future filings, under the Securities Act of 1933 or the Exchange Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding beneficial ownership of shares by nominees and continuing directors, named executive officers and by all directors and executive officers as a group appearing under "Nominees and Continuing Directors" in the 2008 Proxy Statement is hereby incorporated by reference.

Equity Compensation Plan Information

The following table sets forth aggregate information regarding the Company’s equity compensation plans as of September 30, 2007:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)

Equity compensation plans
approved by security holders(1)	23,168,714	$29.81	31,779,898

Equity compensation plans not
approved by security holders(2)	-	-	-

Total	23,168,714	$29.81	31,779,898

(1)
Includes the Company’s Stock Option and previously approved Incentive Shares Plans. Included in column (a) are 4,859,700 shares reserved for performance share awards (awarded in 2007), which will be distributed primarily in shares of common stock and partially in cash contingent upon the Company achieving the financial objective through 2010 and performance of services by the employees. Also included in column (a) are 4,651,172 shares reserved for performance share awards (awarded primarily in 2004), 2,790,707 of which will be issued primarily in shares of common stock and paid partially in cash in early 2008 as a result of achieving the financial objective by the end of 2007, and 1,860,465 shares of which will be distributed in shares of common stock contingent upon one additional year of service by employees. As provided by the Company’s Incentive Shares Plans, performance share awards represent a commitment to issue such shares without cash payment by the employee, contingent upon achievement of the objective and the performance of services by the employee. The price in column (b) represents the weighted-average exercise price for outstanding options. Included in column (c) are 16,267,194 shares remaining available for award under the previously approved 2006 Incentive Shares Plan and 431,866 shares remaining available under the previously approved Restricted Stock Plan for Non-Management Directors.

(2)	Excludes 12,264 outstanding options assumed in connection with acquisitions with a weighted-average exercise price of $17.64.

Information regarding stock option plans and incentive shares plans set forth in Note 14 of Notes to Consolidated Financial Statements of the 2007 Annual Report is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information appearing under “Director Independence” in the 2008 Proxy Statement is hereby incorporated by reference.

Item 14. Principal Accounting Fees and Services

Information appearing under "Fees Paid to KPMG LLP" in the 2008 Proxy Statement is hereby incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

A) Documents filed as a part of this report:

1.	The consolidated financial statements of the Company and its subsidiaries and the report thereon of KPMG LLP in the 2007 Annual Report.

2.	Financial Statement Schedules

All schedules are omitted because they are not required, not applicable or the information is given in the financial statements or notes thereto contained in the 2007 Annual Report.

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

10(c)*	Amended and Restated Emerson Electric Co. Continuing Compensation Plan for Non-Management Directors, filed herewith.

10(d)*	Amended and Restated Deferred Compensation Plan for Non-Employee Directors and Forms of Payment Election Form, Initial Notice of Election and Notice of Election Change, filed herewith.

10(e)*
First Amendment to the Emerson Electric Co. Supplemental Executive Retirement Plan, incorporated by reference to Emerson Electric Co. 1999 Form 10-K, File No. 1-278, Exhibit 10(h), and Form of Change of Control Election, incorporated by reference to Emerson Electric Co. Form 8-K dated October 1, 2004, Exhibit 10.9 (applicable only with respect to benefits vested as of December 31, 2004).

10(f)*
Amended and Restated Emerson Electric Co. Pension Restoration Plan and Forms of Participation Award Letter, Acceptance of Award and Benefit Election Forms, filed herewith (applicable only with respect to benefits after January 1, 2005).

10(g)*
Fifth Amendment to the Supplemental Executive Savings Investment Plan, incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended March 31, 1999, File No. 1-278, Exhibit 10(j), and Form of Participation Agreement and Form of Annual Election, incorporated by reference to Emerson Electric Co. Form 8-K dated October 1, 2004, Exhibit 10.8 (applicable only with respect to benefits vested as of December 31, 2004).

10(h)*
Amended and Restated Emerson Electric Co. Savings Investment Restoration Plan and Forms of Participation Agreement, Annual Election Form and Payment Election Form, filed herewith (applicable only with respect to benefits after January 1, 2005).

10(i)*	Amended and Restated Emerson Electric Co. Annual Incentive Plan, filed herewith, and Form of Acceptance of Award, filed herewith.

10(j)*
1997 Incentive Shares Plan, incorporated by reference to Emerson Electric Co. 1997 Proxy Statement dated December 6, 1996, File No. 1-278, Exhibit A, and First Amendment thereto, incorporated by reference to Emerson Electric Co. 2001 Form 10-K, File No. 1-278, Exhibit 10(j), Amendment for 409A Compliance, filed herewith, Form of Performance Share Award Certificate, Forms of Acceptance of Award and Change of Control Election, incorporated by reference to Emerson Electric Co. Form 8-K dated October 1, 2004, Exhibit 10.5, and Form of Restricted Shares Award Agreement, incorporated by reference to Emerson Electric Co. Form 8-K dated October 1, 2004, Exhibit 10.6.

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

10(m)*	Emerson Electric Co. Description of Split Dollar Life Insurance Program Transition, incorporated by reference to Emerson Electric Co. Form 8-K dated August 31, 2005, Exhibit 10.1.

10(n)*
Emerson Electric Co. Restricted Stock Plan for Non-Management Directors, incorporated by reference to Emerson Electric Co. 2005 Proxy Statement dated December 8, 2004, Appendix B, and Form of Award Letter under the Emerson Electric Co. Restricted Stock Plan for Non-Management Directors, incorporated by reference to Emerson Electric Co. Form 8-K dated February 1, 2005, Exhibit 10.2.

10(o)*	Description of Non-Management Director Compensation, incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended March 31, 2007, Exhibit 10.1.

10(p)*	Description of Named Executive Officer Compensation, incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended December 31, 2004, Exhibit 10.1.

10(q)*
Emerson Electric Co. 2006 Incentive Shares Plan, incorporated by reference to Emerson Electric Co. 2006 Proxy Statement dated December 16, 2005, Appendix C, Amendment for 409A Compliance, filed herewith, and Forms of Performance Share Award Certificate, Acceptance of Award and Restricted Share Award Agreement, filed herewith.

10(r)	Long-Term Credit Agreement dated as of April 28, 2006, incorporated by reference to Emerson Electric Co. Form 8-K dated May 2, 2006, Exhibit 10.1.

10(s)*	Letter Agreement effective as of April 4, 2007, by and between Emerson Electric Co. and W. Wayne Withers, incorporated by reference to Emerson Electric Co. Form 8-K dated April 7, 2007, Exhibit 10.1.

10(t)*
Consulting Contract made and entered into as of April 4, 2007, by and between Emerson Electric Co. and W. Wayne Withers, incorporated by reference to Emerson Electric Co. Form 8-K dated April 7, 2007, Exhibit 10.2.

12	Ratio of Earnings to Fixed Charges.

13	Portions of Emerson Electric Co. Annual Report to Stockholders for the year ended September 30, 2007, incorporated by reference herein.

21	Subsidiaries of Emerson Electric Co.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney.

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

* Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERSON ELECTRIC CO.

By	/s/	W. J. Galvin
W. J. Galvin
Senior Executive Vice President
and Chief Financial Officer

Date: November 19, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on November 19, 2007, by the following persons on behalf of the registrant and in the capacities indicated.

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
W. J. Galvin
Attorney-in-fact

INDEX TO EXHIBITS

Exhibits are listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K.

Exhibit No.	Exhibit

10(c)*	Amended and Restated Emerson Electric Co. Continuing Compensation Plan for Non-Management Directors

10(d)*	Amended and Restated Deferred Compensation Plan for Non-Employee Directors and Forms of Payment Election Form, Initial Notice of Election and Notice of Election Change

10(f) *
Amended and Restated Emerson Electric Co. Pension Restoration Plan and Forms of Participation Award Letter, Acceptance of Award, and Benefit Election Forms (applicable only with respect to benefits after January 1, 2005)

10(h) *
Amended and Restated Emerson Electric Co. Savings Investment Restoration Plan and Forms of Participation Agreement, Annual Election Form and Payment Election Form (applicable only with respect to benefits after January 1, 2005)

10(i)*	Amended and Restated Emerson Electric Co. Annual Incentive Plan and Form of Acceptance of Award

10(j)*	Amendment for 409A Compliance to 1997 Incentive Shares Plan

10(q)*	Amendment for 409A Compliance to Emerson Electric Co. 2006 Incentive Shares Plan and Forms of Performance Share Award Certificate, Acceptance of Award and Restricted Share Award Agreement

12	Ratio of Earnings to Fixed Charges

13	Portions of Emerson Electric Co. Annual Report to Stockholders for the year ended September 30, 2007, incorporated by reference herein

21	Subsidiaries of Emerson Electric Co.

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney

31	Certifications pursuant to Exchange Act Rule 13a – 14(a)

32	Certifications pursuant to Exchange Act Rule 13a – 14(b) and 18 U.S.C. Section 1350

*Management contract or compensatory plan.

See Item 15(A) 3. for a list of exhibits incorporated by reference.