Form 10-Q
period 2007-12-31
EMERSON ELECTRIC CO
filed 2008-02-06
CIK 32604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common stock of $0.50 par value per share outstanding at January 31, 2008: 785,926,223 shares.

FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
THREE MONTHS ENDED DECEMBER 31, 2006 AND 2007
(Dollars in millions, except per share amounts; unaudited)

	Three Months Ended
	December 31,

	2006	2007

Net Sales	$5,051	5,637

Costs and expenses:

Cost of sales	3,256	3,615
Selling, general and administrative expenses	1,078	1,190
Other deductions, net	19	5
Interest expense (net of interest income of $7 and $15, respectively)	58	49

Earnings from continuing operations before income taxes	640	778

Income taxes	195	256

Earnings from continuing operations	445	522

Discontinued operations, net of tax	-	43

Net earnings	$445	565

Basic earnings per common share:
Earnings from continuing operations	$0.56	0.67
Discontinued operations	-	0.05

Basic earnings per common share	$0.56	0.72

Diluted earnings per common share:
Earnings from continuing operations	$0.55	0.66
Discontinued operations	-	0.05

Diluted earnings per common share	$0.55	0.71

Cash dividends per common share	$0.2625	0.3000

See accompanying Notes to Consolidated Financial Statements.

FORM 10-Q

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts; unaudited)

	September 30, 2007	December 31, 2007

ASSETS
Current assets
Cash and equivalents	$1,008	1,706
Receivables, less allowances of $86 and $87, respectively	4,260	4,296
Inventories	2,227	2,480
Other current assets	570	512

Total current assets	8,065	8,994

Property, plant and equipment, net	3,431	3,435

Other assets
Goodwill	6,412	6,595
Other	1,772	1,830

Total other assets	8,184	8,425
	$19,680	20,854

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term borrowings and current maturities of long-term debt	$404	1,696
Accounts payable	2,501	2,329
Accrued expenses	2,337	2,151
Income taxes	304	232

Total current liabilities	5,546	6,408

Long-term debt	3,372	3,197

Other liabilities	1,990	2,075

Stockholders’ equity
Preferred stock of $2.50 par value per share
Authorized 5,400,000 shares; issued - none	-	-
Common stock of $0.50 par value per share
Authorized 1,200,000,000 shares; issued 953,354,012 shares;
outstanding 788,434,076 shares and 787,639,092 shares, respectively	477	477
Additional paid-in capital	31	174
Retained earnings	12,536	12,858
Accumulated other comprehensive income	382	444
Cost of common stock in treasury, 164,919,936 shares
and 165,714,920 shares, respectively	(4,654)	(4,779)

Total stockholders' equity	8,772	9,174
	$19,680	20,854

See accompanying Notes to Consolidated Financial Statements.

FORM 10-Q

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2006 AND 2007
(Dollars in millions; unaudited)

	Three Months Ended December 31,
	2006	2007

Operating activities
Net earnings	$445	565
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	161	171
Changes in operating working capital	(327)	(307)
Other (including gains on sale of assets, see Notes 6 and 10)	48	(6)

Net cash provided by operating activities	327	423

Investing activities
Capital expenditures	(121)	(127)
Purchases of businesses, net of cash and equivalents acquired	-	(377)
Other (including sale of assets, see Notes 6 and 10)	43	183

Net cash used in investing activities	(78)	(321)

Financing activities
Net increase in short-term borrowings	270	1,050
Proceeds from long-term debt	248	-
Principal payments on long-term debt	(1)	-
Dividends paid	(211)	(237)
Purchases of treasury stock	(283)	(194)
Other	(6)	(61)

Net cash provided by financing activities	17	558

Effect of exchange rate changes on cash and equivalents	14	38

Increase in cash and equivalents	280	698

Beginning cash and equivalents	810	1,008

Ending cash and equivalents	$1,090	1,706

Changes in operating working capital
Receivables	$67	143
Inventories	(174)	(170)
Other current assets	6	74
Accounts payable	(227)	(244)
Accrued expenses	(90)	(152)
Income taxes	91	42
	$(327)	(307)
See accompanying Notes to Consolidated Financial Statements.

FORM 10-Q

Notes to Consolidated Financial Statements

1.
The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation of the results for the interim periods presented. These adjustments consist of normal recurring accruals. The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required for annual financial statements presented in conformity with U.S. generally accepted accounting principles. For further information refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2007.

2.	Reconciliations of weighted average common shares for basic earnings per common share and diluted earnings per common share follow (shares in millions):

	Three Months Ended
	December 31,
	2006	2007

Basic	799.4	786.5
Dilutive shares	9.1	10.0
Diluted	808.5	796.5

3.	Comprehensive income is summarized as follows (dollars in millions):

	Three Months Ended December 31,
	2006	2007

Net earnings	$445	565
Changes in foreign currency translation, cash flow hedges and other	70	62
	$515	627

FORM 10-Q

4.	Other Financial Information (dollars in millions):

	September 30, 2007	December 31, 2007

Inventories
Finished products	$884	969
Raw materials and work in process	1,343	1,511
	$2,227	2,480

Property, plant and equipment, net
Property, plant and equipment, at cost	$8,434	8,605
Less accumulated depreciation	5,003	5,170
	$3,431	3,435

Goodwill
Process Management	$1,985	2,001
Industrial Automation	1,070	1,095
Network Power	2,259	2,401
Climate Technologies	420	420
Appliance and Tools	678	678
	$6,412	6,595

Changes in the goodwill balances since September 30, 2007, are primarily due to additions from acquisitions, particularly in the Network Power segment ($138 million), as well as from the translation of non-U.S. currencies to the U.S. dollar. Third-party valuations of assets are in-process; purchase price allocations are subject to refinement for fiscal year 2008 acquisitions.

Other assets, other
Pension plans	$649	630
Intellectual property and customer relationships	544	648
Capitalized software	171	166
Equity and other investments	103	81
Leveraged leases	100	97
Other	205	208
	$1,772	1,830

Product warranty liability	$197	189

Other liabilities
Deferred income taxes	$519	540
Postretirement plans, excluding current portion	451	457
Retirement plans	296	306
Minority interest	191	171
Other	533	601
	$1,990	2,075

FORM 10-Q

5.	Net periodic pension expense is summarized as follows (dollars in millions):

	Three Months Ended December 31,
	2006	2007

Service cost	$16	18
Interest cost	49	52
Expected return on plan assets	(63)	(68)
Net amortization	25	24
	$27	26

Net postretirement plan expense is summarized as follows (dollars in millions):

	Three Months Ended December 31,
	2006	2007

Service cost	$1	1
Interest cost	7	7
Net amortization	7	7
	$15	15

6.	Other deductions, net are summarized as follows (dollars in millions):

	Three Months Ended December 31,
	2006	2007
Other deductions, net
Rationalization of operations	$16	10
Amortization of intangibles	14	17
Other	31	42
Gains	(42)	(64)
	$19	5

Other includes an approximate $15 million charge for in-process research and development in connection with the acquisition of Motorola Inc.’s Embedded Communications Computing business during December of fiscal 2008.

During the three months ended December 31, 2007, the Company received $54 million and recognized a gain of $39 million ($20 million after-tax) on the sale of an equity investment in Industrial Motion Control Holdings, LLC (IMC), a manufacturer of motion control components for automation equipment. The Company also recorded a gain of $18 million related to the sale of a facility during the first quarter of fiscal 2008. For the three months ended December 31, 2007 and 2006, the Company recorded gains of approximately $3 million and $24 million, respectively, for payments received under the U.S. Continued Dumping and Subsidy Offset Act. During the three months ended December 31, 2006, the Company recorded a pretax gain of $13 million on the sale of approximately 2.2 million shares of MKS Instruments, Inc. (MKS), a publicly-traded company.

FORM 10-Q

7.	The change in the liability for rationalization of operations during the three months ended December 31, 2007, follows (dollars in millions):

	September 30, 2007	Expense	Paid/Utilized	December 31, 2007
Severance and benefits	$28	4	9	23
Lease/contract terminations	8	-	1	7
Vacant facility and other
shutdown costs	1	1	2	-
Start-up and moving costs	-	5	4	1
	$37	10	16	31

Rationalization of operations by business segment is summarized as follows (dollars in millions):

	Three Months Ended December 31,
	2006	2007

Process Management	$2	1
Industrial Automation	3	3
Network Power	4	3
Climate Technologies	3	1
Appliance and Tools	4	2
	$16	10

Rationalization actions during the first quarter of 2007 and 2008 included the following. Industrial Automation included severance and start-up and moving costs related to the consolidation of certain power transmission facilities in Asia and North America to obtain operational efficiencies and serve Asian and North American markets. Network Power included severance related to the closure of certain power conversion facilities acquired with Artesyn, as well as start-up and moving costs related to consolidating certain power systems production in North America to remain competitive on a global basis.

Including the $10 million of rationalization costs incurred during the three months ended December 31, 2007, the Company expects rationalization expense for the entire 2008 fiscal year to total approximately $75 million to $90 million, including the costs to complete actions initiated before the end of the first quarter and actions anticipated to be approved and initiated during the remainder of the year.

FORM 10-Q

8.	Summarized information about the Company's operations by business segment follows (dollars in millions):

	Sales		Earnings
Three months ended December 31,	2006	2007	2006	2007

Process Management	$1,218	1,436	217	258
Industrial Automation	994	1,125	166	171
Network Power	1,199	1,406	117	180
Climate Technologies	688	766	90	102
Appliance and Tools	1,088	1,049	133	136
	5,187	5,782	723	847
Differences in accounting methods			48	53
Corporate and other			(73)	(73)
Eliminations/Interest	(136)	(145)	(58)	(49)
Net sales/Earnings before income taxes	$5,051	5,637	640	778

Intersegment sales of the Appliance and Tools segment for the three months ended December 31, 2007 and 2006, respectively, were $122 million and $113 million.

9.
Effective October 1, 2007, the Company adopted the recognition and disclosure provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109” (FIN 48). FIN 48 addresses the accounting for uncertain tax positions that a company has taken or expects to take on a tax return. As of October 1, 2007, the Company had total unrecognized tax benefits of $149 million before recoverability of cross-jurisdictional tax credits (U.S., state and non-U.S.) and temporary differences, and including amounts related to acquisitions that would reduce goodwill. If none of these liabilities are ultimately paid, the tax provision and tax rate would be favorably impacted by $90 million. As a result of adoption, the Company recorded a charge of $6 million to beginning retained earnings. The amount of unrecognized tax benefits is not materially different as of December 31, 2007, and is not expected to significantly increase or decrease within the next 12 months.

The Company accrues interest and penalties related to income taxes in income tax expense. As of October 1, 2007, total accrued interest and penalties was $24 million.

The major jurisdiction for which the Company files income tax returns is the United States. U.S. federal examinations by the Internal Revenue Service are substantially complete through 2003. The status of non-U.S. and state tax examinations varies by the numerous legal entities and jurisdictions in which the Company operates.

10.
During the first quarter of fiscal 2008, the Company received $100 million from the sale of the Brooks Instrument (Brooks) flow meters and flow controls unit, which resulted in a pretax gain of $63 million ($42 million after-tax). Sales for the first quarter of 2008 were $21 million and net earnings were $1 million. The net gain and results of operations for the first quarter of fiscal 2008 were classified as discontinued operations; prior year results of operations were inconsequential.

On December 31, 2007, the Company acquired Motorola Inc.’s Embedded Communications Computing (ECC) business for approximately $350 million in cash.  ECC is a leading provider of embedded computing products to equipment manufacturers in telecommunications, medical imaging, defense and aerospace, and industrial automation. ECC had calendar 2007 revenue of approximately $560 million and will be included in the Network Power segment.

FORM 10-Q

Items 2 and 3. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

The first quarter of fiscal 2008 was strong, with earnings increasing in all five business segments and sales increasing in four of the five business segments over the prior year period. The Process Management, Network Power, Industrial Automation and Climate Technologies businesses drove gains as both U.S. and international demand expanded for these businesses during the first quarter. Strong growth in Asia and the Middle East and favorable foreign currency translation contributed to the first quarter results. Emerson's financial position remains strong and the Company continues to generate substantial cash flow.

THREE MONTHS ENDED DECEMBER 31, 2007, COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 2006

RESULTS OF OPERATIONS

Three months ended December 31,	2006	2007	Change
(dollars in millions, except per share amounts)

Net sales	$5,051	5,637	12%
Gross profit	$1,795	2,022	13%
Percent of sales	35.5%	35.9%
SG&A	$1,078	1,190
Percent of sales	21.3%	21.1%
Other deductions, net	$19	5
Interest expense, net	$58	49
Earnings from continuing operations before income taxes	$640	778	22%
Earnings from continuing operations	$445	522	17%
Net earnings	$445	565	27%
Percent of sales	8.8%	10.0%

EPS- Continuing operations	$0.55	0.66	20%
EPS- Net earnings	$0.55	0.71	29%

Net sales for the quarter ended December 31, 2007 were $5,637 million, an increase of $586 million, or 12 percent, compared with net sales of $5,051 million for the quarter ended December 31, 2006, with both U.S. and international sales aiding the overall growth. The Process Management, Network Power, Industrial Automation and Climate Technologies businesses drove the sales growth, while the Appliance and Tools businesses continued to be impacted by the U.S. consumer slowdown. The consolidated results reflect a 7 percent increase in underlying sales (which exclude acquisitions, divestitures and foreign currency translation) and a 5 percent ($215 million) favorable impact from foreign currency translation. The underlying sales increase of 7 percent for the first quarter was driven by a 9 percent increase in total international sales and a 5 percent increase in the United States. The international sales growth reflects increased international demand in all of the segments, driven by increases in Asia (16 percent), the Middle East (22 percent) and Latin America (10 percent). The Company estimates that the underlying growth primarily reflects a 4 percent gain from volume, a 2 percent impact from penetration gains and 1 percent impact from higher sales prices.

Costs of sales for the first quarters of fiscal 2008 and 2007 were $3,615 million and $3,256 million, respectively. Cost of sales as a percent of net sales was 64.1 percent in the first quarter of 2008, compared with 64.5 percent in the first quarter of 2007. Gross profit was $2,022 million and $1,795 million for the first quarters ended December 31, 2007 and 2006, respectively, resulting in gross profit margins of 35.9 percent and 35.5 percent. The increase in the gross profit margin reflects higher sales prices and benefits realized from productivity improvements, which were partially offset by higher raw material and wage costs and negative product mix. The increase in the gross profit amount primarily reflects higher sales volume and foreign currency translation.

Selling, general and administrative (SG&A) expenses for the first quarter of 2008 were $1,190 million, or 21.1 percent of net sales, compared with $1,078 million, or 21.3 percent of net sales, for the first quarter of 2007. The increase of $112 million was largely due to the increase in variable costs on higher sales and foreign currency translation. The reduction in SG&A as a percent of sales was primarily the result of leveraging fixed costs on higher sales volume, particularly in the Process Management and Network Power businesses.

FORM 10-Q

Other deductions, net were $5 million for the first quarter of 2008, a $14 million decrease from the $19 million for the same period in the prior year. In the first quarter of fiscal 2008, the Company recognized gains of $39 million ($20 million after-tax) on the sale of an equity investment in IMC and $18 million on the sale of a facility. During the three months ended December 31, 2007 and 2006, the Company recorded gains of approximately $3 million and $24 million, respectively, for payments received under the U.S. Continued Dumping and Subsidy Offset Act. In the first quarter of fiscal 2007, the Company recorded a pretax gain of approximately $13 million related to the sale of shares of MKS. A $15 million charge was recorded in the first quarter of fiscal 2008 for in-process research and development in connection with the acquisition of Motorola Inc.’s Embedded Communications Computing business in December 2007. For the three months ended December 31, 2007, ongoing costs for the rationalization of operations were $10 million, compared with $16 million in the prior year period. See notes 6 and 7 for further details regarding other deductions, net and rationalization costs.

Earnings from continuing operations before income taxes for the first quarter of 2008 increased $138 million, or 22 percent, to $778 million, compared with $640 million for the first quarter of 2007. The earnings results predominantly reflect increases of $63 million in the Network Power and $41 million in the Process Management business segments.

Income taxes were $256 million and $195 million for the three months ended December 31, 2007 and 2006, respectively, resulting in effective tax rates of 33 percent and 30 percent, respectively. The effective tax rate for the entire fiscal year 2008 is currently estimated to be 32 percent.

Earnings from continuing operations were $522 million and earnings per share from continuing operations were $0.66 for the three months ended December 31, 2007, increases of 17 percent and 20 percent, respectively, compared with $445 million and $0.55 for the three months ended December 31, 2006.

Net earnings were $565 million and earnings per share were $0.71 for the three months ended December 31, 2007, increases of 27 percent and 29 percent, respectively, compared with $445 million and $0.55 for the three months ended December 31, 2006. Earnings for the first quarter of fiscal 2008 included discontinued operations of $43 million, or $0.05 per share, which included a net gain of $63 million ($42 million after-tax), related to the divestiture of the Brooks unit. The 29 percent increase in earnings per share also reflects the purchase of treasury shares.

BUSINESS SEGMENTS

Process Management
Three months ended December 31,	2006	2007	Change
(dollars in millions)

Sales	$1,218	1,436	18%
Earnings	$217	258	19%
Margin	17.8%	18.0%

Process Management sales were $1,436 million in the first quarter of fiscal 2008, an increase of 18 percent over the prior year period. Nearly all of the businesses reported higher sales, with sales and earnings (defined as earnings before interest and taxes for the business segments discussion) particularly strong for the systems, measurement and valves businesses, reflecting very strong worldwide demand in the oil and gas and power markets. Underlying sales increased 12 percent, while favorable foreign currency translation added 5 percent ($53 million) and the Damcos acquisition, net of the Brooks divestiture, contributed 1 percent ($11 million). The underlying sales increase reflects higher volume of nearly 9 percent and an estimated combined benefit of nearly 4 percent from penetration gains and slightly higher prices. All major geographic regions increased compared with the prior year period, including underlying sales growth in the United States (13 percent), Asia (20 percent), Europe (5 percent), as well as the Middle East (28 percent). First quarter earnings increased 19 percent to $258 million from $217 million in the prior year period, reflecting higher sales volume. The margin increase reflects leverage on the higher volume which was partially offset by unfavorable product mix. A slight increase in sales prices was more than offset by higher wage costs.

FORM 10-Q

Industrial Automation

Three months ended December 31,	2006	2007	Change
(dollars in millions)

Sales	$994	1,125	13%
Earnings	$166	171	3%
Margin	16.7%	15.2%

Sales rose 13 percent to $1,125 million in the Industrial Automation segment for the three months ended December 31, 2007, reflecting sales growth in all of the businesses and in nearly all of the major geographic regions. The first quarter results were driven by particular strength in the power generating alternator, electronic drives and fluid automation businesses. Underlying sales grew 6 percent and foreign currency translation had a 7 percent ($68 million) favorable impact. The underlying growth reflects 5 percent from volume, primarily due to increased global capital goods investments, as well as an estimated 1 percent positive impact from price. The underlying sales increase included 6 percent growth internationally and 5 percent in the United States. The increase in international sales primarily reflects growth in Europe (6 percent) and Asia (15 percent). Earnings were $171 million, compared with $166 million in the prior year period. The margin decrease reflects a lower payment received by the power transmission business from dumping duties related to the U.S. Continued Dumping and Subsidy Offset Act. A $24 million payment was received in the first quarter of fiscal 2007 while only a $3 million payment was received in the first quarter of fiscal 2008. The Company does not expect to receive any significant payments in the future. This decrease was partially offset by higher sales volume and leverage. Higher sales prices were offset by higher material and wage costs.

Network Power
Three months ended December 31,	2006	2007	Change
(dollars in millions)

Sales	$1,199	1,406	17%
Earnings	$117	180	53%
Margin	9.8%	12.8%

Sales in the Network Power segment increased 17 percent to $1,406 million for the first quarter of 2008 compared to the prior year period, reflecting continued strength in the power systems and precision cooling businesses. The sales increase reflects an underlying sales growth of 12 percent, a 4 percent ($42 million) favorable impact from foreign currency translation and a 1 percent ($19 million) contribution from the Stratos acquisition. The underlying sales increase of 12 percent reflects higher volume of more than 7 percent and an estimated net 5 percent from penetration gains and slightly lower prices. Geographically, underlying sales reflect 14 percent growth in the United States, 14 percent growth in Asia and 27 percent growth in Canada, while sales in Europe increased 2 percent. The growth in the United States reflects substantial investment in data room construction and non-residential computer equipment as well as the telecommunications power market. The Company’s market penetration in China and other Asian markets continued. Earnings of $180 million increased $63 million, or 53 percent, from the prior year period primarily due to the higher sales volume and savings from cost reduction actions, partially offset by higher wage costs. The margin increase reflects the cost savings and leverage on the higher volume.

Climate Technologies
Three months ended December 31,	2006	2007	Change
(dollars in millions)

Sales	$688	766	11%
Earnings	$90	102	15%
Margin	13.0%	13.4%

Climate Technologies sales increased 11 percent to $766 million for the quarter ended December 31, 2007. The sales increase was driven by a 7 percent increase in underlying sales and a 4 percent ($25 million) favorable impact from foreign currency translation. The underlying sales increase included more than 1 percent from higher volume and an approximate 6 percent benefit from penetration gains and higher sales prices. The underlying sales increase was led by the water-heater controls and compressors businesses. Sales growth in the water-heater controls business primarily reflects further penetration in the U.S. water-heater market, while the compressor business reflects growth in the U.S. and Asian air-conditioning markets. Sales in the United States increased 11 percent. International sales increased 4 percent reflecting growth in Asia (16 percent) and Latin America (9 percent), partially offset by a decline in Europe (16 percent) compared with the prior year period. The decline in Europe is primarily the result of lower heat pump compressor sales. Earnings increased 15 percent during the quarter to $102 million primarily due to higher sales volume. The profit margin reflects sales price increases and leverage on the higher sales volume, partially offset by higher material and wage costs and unfavorable product mix.

FORM 10-Q

 Appliance and Tools
Three months ended December 31,	2006	2007	Change
(dollars in millions)

Sales	$1,088	1,049	(4%)
Earnings	$133	136	2%
Margin	12.2%	12.9%

The Appliance and Tools segment sales decreased 4 percent to $1,049 million in the first quarter of 2008. This decrease reflects a 4 percent decline in underlying sales, a more than 2 percent ($27 million) favorable impact from foreign currency translation and a 2 percent ($23 million) negative contribution from divestitures, net of acquisitions. The first quarter results were mixed across the businesses with most businesses down for the quarter. Strong growth in the professional tools business and moderate growth in the heating products and hermetic motors businesses were more than offset by declines in the appliance components and the appliance and commercial motors businesses. The strong growth in the professional tools business was driven by demand in the U.S. non-residential markets and in Europe. The declines in the appliance-related businesses primarily reflect the continued downturn in the U.S. residential market. The underlying sales decrease of 4 percent reflects an estimated 7 percent decline in volume (including 2 percent from elimination of lower margin business) and a 3 percent positive impact from price. Total international underlying sales grew approximately 2 percent during the quarter, while underlying sales in the United States decreased 6 percent. Earnings were $136 million, an increase of 2 percent compared to the prior year period. The slight increase in earnings reflects higher sales prices and savings from restructuring actions in 2007 across the segment, offset by higher raw material costs and the lower volume. The 2007 divestiture of the hand tools business also favorably impacted the margin.

FINANCIAL CONDITION

A comparison of key elements of the Company's financial condition at the end of the first quarter as compared to the end of the prior fiscal year follows:

	September 30,	December 31,
	2007	2007
Working capital (in millions)	$2,519	2,586
Current ratio	1.5 to 1	1.4 to 1
Total debt to total capital	30.1%	34.8%
Net debt to net capital	23.6%	25.4%

The ratio of total debt to total capital has decreased to 34.8 percent, or 0.8 percentage points below the 35.6 percent ratio for the prior year first quarter. The Company's long-term debt is rated A2 by Moody's Investors Service and A by Standard and Poor's. The Company's interest coverage ratio (earnings before income taxes and interest expense, divided by interest expense) was 13.2 times for the three months ended December 31, 2007, compared to 10.8 times for the same period in the prior year primarily due to higher average borrowings in the first quarter of 2008.

Cash and equivalents increased by $698 million during the three months ended December 31, 2007. Cash flow provided by operating activities of $423 million was up $96 million compared to $327 million in the prior year period as a result of increased earnings. Operating cash flow, proceeds from the Brooks ($100 million) and IMC ($54 million) divestitures, along with the increase in short-term borrowings were used primarily to fund acquisitions of $377 million, pay dividends of $237 million, treasury stock purchases of $194 million and fund capital expenditures of $127 million. For the three months ended December 31, 2007, free cash flow of $296 million (operating cash flow of $423 million less capital expenditures of $127 million) was up 44 percent from free cash flow of $206 million (operating cash flow of $327 million less capital expenditures of $121 million) for the same period in the prior year, primarily due to the higher operating cash flows.

FORM 10-Q

The Company is in a strong financial position, with total assets of $21 billion and stockholders' equity of $9 billion, and has the resources available for reinvestment in existing businesses, strategic acquisitions and managing the capital structure on a short- and long-term basis. In January 2008, the Company issued $400 million of 5.250%, notes due October 2018, under a shelf registration statement filed with the Securities and Exchange Commission. The net proceeds from the sale of the notes are expected to be used for general corporate purposes and to repay a portion of commercial paper borrowings.

New Accounting Pronouncements

Effective October 1, 2007, the Company adopted the recognition and disclosure provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109” (FIN 48). FIN 48 addresses the accounting for uncertain tax positions that a company has taken or expects to take on a tax return. See note 9 for further discussion on the impact of FIN 48 on the financial statements.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (FAS 141(R)). FAS 141(R) requires assets acquired and liabilities assumed to be measured at fair value as of the acquisition date, acquisition related costs incurred prior to the acquisition to be expensed and contractual contingencies to be recognized at fair value as of the acquisition date. The Company is in the process of analyzing the impact of FAS 141(R), which is effective for fiscal years beginning after December 15, 2008.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (FAS 160). FAS 160 requires an entity to separately disclose non-controlling interests as a separate component of equity in the balance sheet and clearly identify on the face of the income statement net income related to non-controlling interests. The Company is in the process of analyzing the impact of FAS 160, which is effective for fiscal years beginning after December 15, 2008.

OUTLOOK

Based on the Company’s performance in the first quarter of 2008 and continued order strength, underlying sales growth for fiscal 2008 is expected to be in the range of 5 percent to 7 percent, which excludes the expected approximately 4 percent favorable impact from foreign currency translation, acquisitions and divestitures. Reported sales growth is expected to be in the range of 9 percent to 11 percent. Based on this level of sales growth, the Company expects to generate 2008 earnings from continuing operations per share growth in the range of 11 percent to 15 percent above the $2.66 per share earned in fiscal 2007. Rationalization of operations expense is estimated to be approximately $75 million to $90 million for fiscal 2008. Operating cash flow is estimated at approximately $3.2 billion and capital expenditures are estimated to be $0.8 billion for 2008.

Statements in this report that are not strictly historical may be "forward-looking" statements, which involve risks and uncertainties, and Emerson undertakes no obligation to update any such statement to reflect later developments. These include economic and currency conditions, market demand, pricing, and competitive and technological factors, among others which are set forth in the “Risk Factors” of Part I, Item 1, and the "Safe Harbor Statement" of Exhibit 13, to the Company's Annual Report on Form 10-K for the year ended September 30, 2007, which are hereby incorporated by reference.

FORM 10-Q

Item 4. Controls and Procedures

Emerson maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including the Company’s certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of December 31, 2007, to provide reasonable assurance of the achievement of these objectives.

Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports.

There was no change in the Company's internal control over financial reporting during the quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased (000s)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (000s)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (000s)
October 2007	1,320	$52.45	1,320	13,476
November 2007	1,014	$54.32	1,014	12,462
December 2007	1,120	$56.90	1,120	11,342
Total	3,454	$54.44	3,454	11,342

The Company’s Board of Directors authorized the repurchase of up to 80 million shares under the November 2001 program, as adjusted for the Company’s December 2006 two-for-one stock split. The maximum number of shares that may yet be purchased under this program is 11.3 million as of December 31, 2007.

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

EMERSON ELECTRIC CO.

Date: February 6, 2008	By	/s/ Walter J. Galvin
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