Form 10-Q
period 2008-03-31
EMERSON ELECTRIC CO
filed 2008-05-07
CIK 32604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common stock of $0.50 par value per share outstanding at April 30, 2008: 780,767,964 shares.

FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
THREE MONTHS AND SIX MONTHS ENDED MARCH 31, 2007 AND 2008
(Dollars in millions, except per share amounts; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2008	2007	2008

Net sales	$5,394	6,023	10,331	11,543

Costs and expenses:

Cost of sales	3,455	3,781	6,609	7,291
Selling, general and administrative expenses	1,109	1,252	2,180	2,436
Other deductions, net	39	67	57	70
Interest expense (net of interest income of
$7, $12, $14 and $26, respectively)	58	51	117	101

Earnings from continuing operations before
income taxes	733	872	1,368	1,645

Income taxes	240	274	433	528

Earnings from continuing operations	493	598	935	1,117

Discontinued operations, net of tax	1	(51)	4	(5)

Net earnings	$494	547	939	1,112

Basic earnings per common share:
Earnings from continuing operations	$0.62	0.76	1.17	1.42
Discontinued operations	-	(0.06)	-	(0.01)

Basic earnings per common share	$0.62	0.70	1.17	1.41

Dilutive earnings per common share:
Earnings from continuing operations	$0.61	0.75	1.16	1.41
Discontinued operations	-	(0.06)	-	(0.01)

Diluted earnings per common share	$0.61	0.69	1.16	1.40

Cash dividends per common share	$0.2625	0.3000	0.5250	0.6000

See accompanying Notes to Consolidated Financial Statements.

FORM 10-Q

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts; unaudited)

	September 30, 2007	March 31, 2008
ASSETS
Current assets
Cash and equivalents	$1,008	1,767
Receivables, less allowances of $86 and $90, respectively	4,260	4,377
Inventories	2,227	2,532
Other current assets	570	762

Total current assets	8,065	9,438

Property, plant and equipment, net	3,431	3,413

Other assets
Goodwill	6,412	6,658
Other	1,772	1,941
Total other assets	8,184	8,599
	$19,680	21,450

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term borrowings and current
maturities of long-term debt	$404	1,609
Accounts payable	2,501	2,403
Accrued expenses	2,337	2,342
Income taxes	304	234

Total current liabilities	5,546	6,588

Long-term debt	3,372	3,338

Other liabilities	1,990	2,044

Stockholders’ equity
Preferred stock of $2.50 par value per share
Authorized 5,400,000 shares; issued - none	-	-
Common stock of $0.50 par value per share
Authorized 1,200,000,000 shares; issued 953,354,012 shares;
outstanding 788,434,076 shares and 782,377,732 shares, respectively	477	477
Additional paid-in capital	31	188
Retained earnings	12,536	13,169
Accumulated other comprehensive income	382	705
Cost of common stock in treasury, 164,919,936 shares
and 170,976,280 shares, respectively	(4,654)	(5,059)

Total stockholders' equity	8,772	9,480
	$19,680	21,450

See accompanying Notes to Consolidated Financial Statements.

FORM 10-Q

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2007 AND 2008
(Dollars in millions; unaudited)

	Six Months Ended March 31,
	2007	2008
Operating activities
Net earnings	$939	1,112
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	328	350
Changes in operating working capital	(464)	(319)
Other (including gains on sales of assets and impairments, see Notes 6 and 10)	72	28

Net cash provided by operating activities	875	1,171

Investing activities
Capital expenditures	(276)	(306)
Purchases of businesses, net of cash and equivalents acquired	(172)	(440)
Other (including sale of assets, see Notes 6 and 10)	86	168

Net cash used in investing activities	(362)	(578)

Financing activities
Net increase in short-term borrowings	398	688
Proceeds from long-term debt	248	399
Principal payments on long-term debt	(3)	(1)
Dividends paid	(421)	(473)
Purchases of treasury stock	(478)	(483)
Other	6	(45)

Net cash provided by (used in) financing activities	(250)	85

Effect of exchange rate changes on cash and equivalents	21	81

Increase in cash and equivalents	284	759

Beginning cash and equivalents	810	1,008

Ending cash and equivalents	$1,094	1,767

Changes in operating working capital
Receivables	$(105)	30
Inventories	(122)	(203)
Other current assets	(21)	56
Accounts payable	(212)	(120)
Accrued expenses	(51)	(94)
Income taxes	47	12
	$(464)	(319)

See accompanying Notes to Consolidated Financial Statements.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Notes to Consolidated Financial Statements

1.
The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation of the results for the interim periods presented. These adjustments consist of normal recurring accruals. The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required for annual financial statements presented in conformity with U.S. generally accepted accounting principles. For further information refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2007. The 2007 consolidated statements of earnings have been reclassified for discontinued operations, see Note 10.

2.	Reconciliations of weighted average common shares for basic earnings per common share and diluted earnings per common share follow (shares in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2008	2007	2008
Basic	795.3	783.4	797.3	784.9
Dilutive shares	9.6	8.6	9.4	9.3
Diluted	804.9	792.0	806.7	794.2

3.	Comprehensive income is summarized as follows (dollars in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2008	2007	2008
Net earnings	$494	547	939	1,112
Changes in foreign currency translation,
cash flow hedges and other	27	261	97	323
	$521	808	1,036	1,435

The increases in comprehensive income for the three and six months ended March 31, 2008, over the prior year periods primarily reflect net earnings growth and changes in foreign currency translation.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

4.	Other Financial Information (dollars in millions):

	September 30, 2007	March 31, 2008
Inventories
Finished products	$884	977
Raw materials and work in process	1,343	1,555
	$2,227	2,532

Property, plant and equipment, net
Property, plant and equipment, at cost	$8,434	8,568
Less accumulated depreciation	5,003	5,155
	$3,431	3,413

Goodwill
Process Management	$1,985	2,033
Industrial Automation	1,070	1,100
Network Power	2,259	2,501
Climate Technologies	420	420
Appliance and Tools	678	604
	$6,412	6,658

Changes in the goodwill balances since September 30, 2007, are primarily due to additions from acquisitions, particularly in the Network Power segment ($167 million), the classification of the European appliance motor and pump business, previously in the Appliance and Tools segment, as held for sale (see Note 10), as well as from the translation of non-U.S. currencies to the U.S. dollar. Third-party valuations of assets are in-process; purchase price allocations are subject to refinement for fiscal year 2008 acquisitions.

Other assets, other
Pension plans	$649	617
Intellectual property and customer relationships	544	662
Capitalized software	171	166
Other	408	496
	$1,772	1,941

Product warranty liability	$197	204

Other liabilities
Deferred income taxes	$519	500
Postretirement plans, excluding current portion	451	465
Retirement plans	296	305
Minority interest	191	181
Other	533	593
	$1,990	2,044

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

5.	Net periodic pension expense is summarized as follows (dollars in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2008	2007	2008
Service cost	$16	18	32	36
Interest cost	49	52	98	104
Expected return on plan assets	(64)	(69)	(127)	(137)
Net amortization	25	24	50	48
	$26	25	53	51

Net postretirement plan expense is summarized as follows (dollars in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2008	2007	2008
Service cost	$2	1	3	2
Interest cost	7	7	14	14
Net amortization	6	8	13	15
	$15	16	30	31

6.	Other deductions, net are summarized as follows (dollars in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2008	2007	2008
Other deductions, net
Rationalization of operations	$20	16	36	25
Amortization of intangibles	16	22	30	39
Other	27	29	57	70
Gains	(24)	-	(66)	(64)
	$39	67	57	70

Other includes an approximate $15 million charge for in-process research and development in connection with the acquisition of Motorola Inc.’s Embedded Communications Computing business during December of fiscal 2008.

During the six months ended March 31, 2008, the Company received $54 million and recognized a gain of $39 million ($20 million after-tax) on the sale of an equity investment in Industrial Motion Control Holdings, LLC (IMC), a manufacturer of motion control components for automation equipment. The Company also recorded a gain of $18 million related to the sale of a facility during the first quarter of fiscal 2008. For the six months ended March 31, 2008 and 2007, the Company recorded gains of approximately $3 million and $24 million, respectively, for payments received under the U.S. Continued Dumping and Subsidy Offset Act. During the six months ended March 31, 2007, the Company sold its remaining 4.5 million shares of MKS Instruments, Inc. (MKS), a publicly-traded company, and recorded a pretax gain of $32 million.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

7.	The change in the liability for rationalization of operations during the six months ended March 31, 2008, follows (dollars in millions):

	September 30, 2007	Expense	Paid / Utilized	March 31, 2008
Severance and benefits	$28	10	20	18
Lease/contract terminations	8	1	1	8
Fixed asset write-downs	-	1	1	-
Vacant facility and other shutdown costs	1	4	4	1
Start-up and moving costs	-	12	12	-
	$37	28	38	27

Expense includes $3 million related to the European appliance motor and pump business classified as discontinued operations.

Rationalization of operations by business segment is summarized as follows (dollars in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2008	2007	2008
Process Management	$4	3	6	4
Industrial Automation	3	3	6	6
Network Power	5	5	9	8
Climate Technologies	4	4	7	5
Appliance and Tools	4	1	8	2
	$20	16	36	25

Rationalization actions during the first six months of fiscal 2007 and 2008 included the following. Industrial Automation included severance and start-up and moving costs related to the consolidation of certain power transmission facilities in Asia and North America to obtain operational efficiencies and serve Asian and North American markets. Network Power included severance related to the closure of certain power conversion facilities acquired with Artesyn, and severance and start-up and moving costs related to the shifting of certain power systems production from the United States and Europe to Mexico, as well as consolidating certain production in North America, to remain competitive on a global basis. Climate Technologies included start-up costs related to capacity expansion in Mexico and Eastern Europe to improve profitability and to serve these markets, and start-up and moving costs related to the consolidation of certain production facilities in the United States to obtain operational efficiencies. Appliance and Tools included severance and start-up and moving costs related to the shifting of certain production from Canada to Mexico and severance related to the closure of certain motor production in Europe to remain competitive on a global basis.

Including the $28 million of rationalization costs incurred during the six months ended March 31, 2008, the Company expects rationalization expense for the entire 2008 fiscal year to total approximately $85 million to $95 million, including the costs to complete actions initiated before the end of the second quarter and actions anticipated to be approved and initiated during the remainder of the year.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

8.	Summarized information about the Company's operations by business segment follows (dollars in millions):

	Sales		Earnings
Three months ended March 31,	2007	2008	2007	2008
Process Management	$1,345	1,597	239	286
Industrial Automation	1,057	1,176	151	171
Network Power	1,191	1,520	146	187
Climate Technologies	945	956	141	142
Appliance and Tools	1,014	956	134	139
	5,552	6,205	811	925
Differences in accounting methods			52	57
Corporate and other			(72)	(59)
Eliminations/Interest	(158)	(182)	(58)	(51)

	$5,394	6,023	733	872

Intersegment sales of the Appliance and Tools segment for the three months ended March 31, 2008 and 2007, respectively, were $155 million and $139 million. Corporate and other includes commodity hedging-related gains of $30 million in the second quarter of 2008 which were substantially offset by hedging losses recorded in the first quarter of 2008 due to volatility in the commodity markets.

	Sales		Earnings
Six months ended March 31,	2007	2008	2007	2008
Process Management	$2,563	3,033	456	544
Industrial Automation	2,051	2,301	317	342
Network Power	2,390	2,926	263	367
Climate Technologies	1,633	1,722	231	244
Appliance and Tools	1,988	1,888	263	271
	10,625	11,870	1,530	1,768
Differences in accounting methods			100	110
Corporate and other			(145)	(132)
Eliminations/Interest	(294)	(327)	(117)	(101)

	$10,331	11,543	1,368	1,645

Intersegment sales of the Appliance and Tools segment for the six months ended March 31, 2008 and 2007, respectively, were $277 million and $252 million.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

9.
Effective October 1, 2007, the Company adopted the recognition and disclosure provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109” (FIN 48). FIN 48 addresses the accounting for uncertain tax positions that a company has taken or expects to take on a tax return. As of October 1, 2007, the Company had total unrecognized tax benefits of $149 million before recoverability of cross-jurisdictional tax credits (U.S., state and non-U.S.) and temporary differences, and including amounts related to acquisitions that would reduce goodwill. If none of these liabilities are ultimately paid, the tax provision and tax rate would be favorably impacted by $90 million. As a result of adoption, the Company recorded a charge of $6 million to beginning retained earnings. The amount of unrecognized tax benefits is not materially different as of March 31, 2008, and is not expected to significantly increase or decrease within the next 12 months.

The Company accrues interest and penalties related to income taxes in income tax expense. As of October 1, 2007, total accrued interest and penalties was $24 million.

The major jurisdiction for which the Company files income tax returns is the United States. U.S. federal examinations by the Internal Revenue Service are substantially complete through 2005. The status of non- U.S. and state tax examinations varies by the numerous legal entities and jurisdictions in which the Company operates.

10.
In connection with a longer-term strategy to divest selective slower-growth businesses, the Company is actively pursuing the sale of its European appliance motor and pump business and expects to complete the sale within the next twelve months. The forecast for this business is lower than originally planned due to a slow economic environment for this consumer market, increasing competition from Asia, higher commodity costs, and loss of a customer. As a result, the carrying value of this business exceeded its estimated realizable value, and a goodwill impairment charge of $52 million was recorded in the second quarter of 2008. Sales for the second quarter and first six months of fiscal 2008 were $111 million and $228 million, respectively, and net loss, including the charge, was $(51) million and $(48) million, respectively. Sales for the second quarter and first six months of fiscal 2007 were $119 million and $233 million, respectively, and net earnings were $1 million and $4 million, respectively. This business was previously included in the Appliance and Tools segment. As of March 31, 2008, this business had current assets of $0.2 billion, noncurrent assets of $0.1 billion and total liabilities of $0.1 billion. The results for the second quarter and first six months of fiscal 2008 and 2007 were classified as discontinued operations.

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

On December 31, 2007, the Company acquired Motorola Inc.’s Embedded Communications Computing (ECC) business for approximately $350 million in cash.  ECC is a leading provider of embedded computing products to equipment manufacturers in telecommunications, medical imaging, defense and aerospace, and industrial automation and will be included in the Network Power segment. ECC had calendar 2007 revenue of approximately $560 million.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Items 2 and 3. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

The Company’s results for the second quarter and first six months of fiscal 2008 were strong, with earnings increasing for all five business segments and sales increasing for four of the five business segments over the prior year periods. The Network Power, Process Management and Industrial Automation businesses had strong performances and drove gains as international gross fixed investment expanded during the first six months of fiscal 2008. Strong growth in Asia, Latin America and Middle East/Africa, favorable foreign currency translation and acquisitions contributed to the second quarter and first six months’ results. Profit margins remained at high levels, primarily due to leverage on increased sales volume and benefits from previous rationalization actions. Emerson's financial position remains strong and the Company continues to generate substantial cash flow.

THREE MONTHS ENDED MARCH 31, 2008, COMPARED WITH THREE MONTHS ENDED MARCH 31, 2007

RESULTS OF OPERATIONS

Three months ended March 31,	2007	2008	Change
(dollars in millions, except per share amounts)

Net sales	$5,394	6,023	12%
Gross profit	$1,939	2,242	16%
Percent of sales	35.9%	37.2%
SG&A	$1,109	1,252
Percent of sales	20.5%	20.8%
Other deductions, net	$39	67
Interest expense, net	$58	51
Earnings from continuing operations
before income taxes	$733	872	19%
Earnings from continuing operations	$493	598	21%
Net earnings	$494	547	11%
Percent of sales	9.2%	9.1%

EPS - Continuing operations	$0.61	0.75	23%
EPS - Net earnings	$0.61	0.69	13%

Net sales for the quarter ended March 31, 2008 were $6,023 million, an increase of $629 million, or 12 percent, over net sales of $5,394 million for the quarter ended March 31, 2007, with international sales aiding the overall growth. The consolidated results reflect increases in four of the five business segments, with a 6 percent ($306 million) increase in underlying sales (which exclude acquisitions, divestitures and foreign currency translation), a 4 percent ($211 million) favorable impact from foreign currency translation and a 2 percent ($112 million) favorable impact from acquisitions, net of divestitures. The underlying sales increase for the second quarter reflects 10 percent growth in total international sales, while growth in the United States increased 1 percent. The international sales growth was led by increases in Asia (18 percent), Latin America (18 percent), Middle East/Africa (19 percent) and Europe (2 percent). The Company estimates that the underlying sales growth primarily reflects an approximate 3 percent gain from volume, an estimated 2 percent impact from penetration gains and an approximate 1 percent increase from higher sales prices.

Costs of sales for the second quarters of fiscal 2008 and 2007 were $3,781 million and $3,455 million, respectively. Cost of sales as a percent of net sales was 62.8 percent in the second quarter of 2008, compared with 64.1 percent in the second quarter of 2007. Gross profit was $2,242 million and $1,939 million for the second quarters ended March 31, 2008 and 2007, respectively, resulting in gross profit margins of 37.2 percent and 35.9 percent. The increase in the gross profit margin during the second quarter primarily reflects leverage on the higher sales volume, savings from cost reduction efforts and commodity hedging gains. Higher sales prices were offset by higher material costs and wages.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Selling, general and administrative (SG&A) expenses for the second quarter of 2008 were $1,252 million, or 20.8 percent of net sales, compared with $1,109 million, or 20.5 percent of net sales, for the second quarter of 2007. The increase of $143 million was largely due to the increase in variable costs on higher sales and acquisitions. The increase in SG&A as a percent of sales was primarily the result of acquisition costs.

Other deductions, net were $67 million for the second quarter of 2008, a $28 million increase from the $39 million for the same period in the prior year. For the three months ended March 31, 2007, the Company recorded pretax gains of $24 million, including $19 million related to the sale of shares of MKS. See notes 6 and 7 for further details regarding other deductions, net and rationalization costs.

Earnings from continuing operations before income taxes for the second quarter of 2008 increased $139 million, or 19 percent, to $872 million, compared to $733 million for the second quarter of 2007. The earnings results primarily reflect increases of $47 million in the Process Management, $41 million in the Network Power and $20 million in the Industrial Automation business segments.

Income taxes were $274 million and $240 million for the three months ended March 31, 2008 and 2007, respectively. The effective tax rate was 31 percent in the second quarter of 2008 compared with 33 percent in the prior year period. The effective tax rate for the entire fiscal year 2008 is expected to be approximately 32 percent.

Earnings from continuing operations were $598 million and earnings per share from continuing operations were $0.75 for the three months ended March 31, 2008, increases of 21 percent and 23 percent, respectively, compared with $493 million and $0.61 for the three months ended March 31, 2007.

Net earnings were $547 million and earnings per share were $0.69 for the three months ended March 31, 2008, increases of 11 percent and 13 percent, respectively, compared with $494 million and $0.61 for the three months ended March 31, 2007. Earnings for the second quarter of fiscal 2008 included a loss from discontinued operations of $51 million, or $0.06 per share, related to the write-down of the European appliance motor and pump business. The 13 percent increase in earnings per share also reflects the purchase of treasury shares.

BUSINESS SEGMENTS

Process Management

Three months ended March 31,	2007	2008	Change

(dollars in millions)
Sales	$1,345	1,597	19%
Earnings	$239	286	20%
Margin	17.7%	17.9%

Process Management sales were $1,597 million in the second quarter of fiscal 2008, an increase of 19 percent over the prior year period. All of the businesses in this segment reported higher sales, with sales particularly strong for the systems, measurement and valves businesses, reflecting continued worldwide demand in the energy and power markets. Underlying sales increased approximately 16 percent, reflecting 11 percent from volume, approximately 4 percent from penetration gains and less than 1 percent from higher sales prices. Favorable foreign currency translation added 5 percent ($63 million) and the Brooks divestiture, net of an acquisition, had an unfavorable impact of 2 percent ($17 million). The underlying sales increase reflects growth in the United States (13 percent), Asia (20 percent), Europe (12 percent), Latin America (33 percent) and Middle East/Africa (15 percent). Second quarter earnings (defined as earnings before interest and taxes for the business segments discussion) increased 20 percent to $286 million from $239 million in the prior year period, reflecting higher sales volume. The margin increase reflects leverage on the higher volume which was partially offset by negative product mix. The increase in sales prices was more than offset by higher wage costs.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Industrial Automation

Three months ended March 31,	2007	2008	Change
(dollars in millions)

Sales	$1,057	1,176	11%
Earnings	$151	171	13%
Margin	14.3%	14.5%

Sales grew 11 percent to $1,176 million in the Industrial Automation segment for the three months ended March 31, 2008, reflecting sales growth in all of the businesses and in nearly all of the major geographic regions. Second quarter results were driven by particular strength in the power generating alternator, fluid automation, electronic drives and industrial equipment businesses. Second quarter underlying sales grew 5 percent, reflecting global industrial demand, and included the benefit of an estimated 1 percent positive impact from price. Foreign currency translation had a 6 percent ($66 million) favorable impact. The underlying sales increase reflects growth in nearly all of the major geographic regions, including 4 percent in the United States and 5 percent internationally. The international sales growth was led by a 16 percent increase in Asia, particularly in the fluid automation business. Earnings increased 13 percent over the prior year period to $171 million, reflecting the higher sales volume and related leverage and foreign currency translation, partially offset by negative product mix. Higher sales prices were partially offset by higher material and wage costs.

Network Power

Three months ended March 31,	2007	2008	Change
(dollars in millions)

Sales	$1,191	1,520	27%
Earnings	$146	187	28%
Margin	12.3%	12.3%

Network Power sales increased 27 percent to $1,520 million during the second quarter of 2008 compared to the prior year period, reflecting continued strength in the telecommunications, precision cooling and power systems businesses and acquisitions. The sales increase reflects an underlying sales growth of 11 percent, a 12 percent ($149 million) increase from the Embedded Communications Computing (ECC) and Stratos acquisitions and a 4 percent ($44 million) favorable impact from foreign currency translation. The underlying sales growth of 11 percent reflects higher volume of 7 percent and a net 4 percent from penetration gains and a slight decrease in sales prices. Geographically, the underlying sales increase reflects growth in the United States (10 percent), Asia (22 percent) and Latin America (12 percent), while sales in Europe decreased 1 percent. The growth in the United States reflects substantial customer investment in data room construction and non-residential computer equipment as well as the telecommunications power market. Weakness in Europe reflects slower demand, some embedded power products share loss and customers shifting production to Asia. The Company’s market penetration gains in China and other Asian markets continued. Earnings of $187 million increased $41 million, or 28 percent, from the prior year period. The margin was flat as the higher sales volume and savings from cost reduction actions were offset by higher wage costs, lower sales prices, and a more than 1 percentage point dilutive impact from acquisitions.

Climate Technologies

Three months ended March 31,	2007	2008	Change
(dollars in millions)

Sales	$945	956	1%
Earnings	$141	142	-
Margin	15.0%	14.9%

Sales in the Climate Technologies segment increased 1 percent to $956 million for the quarter ended March 31, 2008. The increase was driven by a 3 percent ($26 million) favorable impact from foreign currency translation, while underlying sales decreased 2 percent. The underlying sales decrease of 2 percent included a 5 percent decline in volume, an estimated 2 percent positive impact from higher sales prices and an approximate 1 percent benefit from penetration gains. The underlying sales decline was led by a slight decrease in the compressor business, partially offset by a strong increase in the water-heater controls business, primarily reflecting further penetration in the U.S. water-heater market. Sales in the United States decreased 3 percent reflecting the downturn in the U.S. residential market. International sales increased 1 percent reflecting growth in Asia (10 percent), partially offset by a decline in Europe (14 percent). Europe primarily reflects the result of lower heat pump compressor sales. Earnings of $142 million were consistent with the prior year period. The profit margin declined slightly as sales price increases were offset by higher material and wage costs.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Appliance and Tools

Three months ended March 31,	2007	2008	Change
(dollars in millions)

Sales	$1,014	956	(6%)
Earnings	$134	139	5%
Margin	13.2%	14.6%

The Appliance and Tools segment sales decreased 6 percent to $956 million in the second quarter of 2008. The sales decrease represents a 6 percent decline in underlying sales, a 1 percent ($15 million) unfavorable contribution from divestitures and a 1 percent ($12 million) favorable impact from foreign currency translation. All of the businesses were down for the second quarter, except for the professional tools and hermetic motors businesses. The growth in the professional tools business was driven by demand in the U.S. non-residential markets and in Europe, including new technology products. The declines in the storage and appliance-related businesses primarily reflect the continued downturn in the U.S. residential market. The underlying sales decrease of 6 percent reflects an estimated 9 percent decline in volume and a 3 percent positive impact from price. Total international underlying sales increased approximately 9 percent during the quarter, while underlying sales in the U.S. decreased 8 percent. Earnings increased to $139 million for the second quarter. Earnings reflect savings from restructuring actions in 2007 across the segment and hedging gains, partially offset by the lower volume. Higher sale prices were substantially offset by higher material and wage costs. The 2007 sale of the hand tools product line also favorably impacted the margin.

SIX MONTHS ENDED MARCH 31, 2008, COMPARED WITH SIX MONTHS ENDED MARCH 31, 2007

RESULTS OF OPERATIONS

Six months ended March 31,	2007	2008	Change
(dollars in millions, except per share amounts)

Net sales	$10,331	11,543	12%
Gross profit	$3,722	4,252	14%
Percent of sales	36.0%	36.8%
SG&A	$2,180	2,436
Percent of sales	21.1%	21.1%
Other deductions, net	$57	70
Interest expense, net	$117	101
Earnings from continuing operations
before income taxes	$1,368	1,645	20%
Earnings from continuing operations	$935	1,117	19%
Net earnings	$939	1,112	18%
Percent of sales	9.1%	9.6%

EPS - Continuing operations	$1.16	1.41	22%
EPS - Net earnings	$1.16	1.40	21%

Net sales for the six months ended March 31, 2008 increased $1,212 million, or 12 percent, to $11,543 million, over net sales of $10,331 million for the six months ended March 31, 2007, with international sales leading the overall growth. The Network Power, Process Management and Industrial Automation businesses drove the sales growth, while the Appliance and Tools businesses continued to be impacted by the U.S. consumer slowdown. The consolidated results reflect a 7 percent ($680 million) increase in underlying sales, a 4 percent ($413 million) favorable impact from foreign currency translation and a 1 percent ($119 million) positive impact from acquisitions, net of divestitures. The underlying sales increase of 7 percent for the first six months was driven by an increase of 10 percent in total international sales and a 3 percent increase in the United States. The international sales increase primarily reflects growth in Asia (17 percent), Latin America (14 percent), Europe (2 percent) and Middle East/Africa (22 percent). The Company estimates that the underlying sales growth primarily reflects an estimated greater than 3 percent gain from volume, an estimated nearly 3 percent impact from penetration gains and an approximate 1 percent impact from higher sales prices.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Costs of sales for the first six months of fiscal 2008 and 2007 were $7,291 million and $6,609 million, respectively. Cost of sales as a percent of net sales was 63.2 percent in the first half of 2008, compared with 64.0 percent in the prior year period. Gross profit was $4,252 million and $3,722 million for the six months ended March 31, 2008 and 2007, respectively, resulting in gross profit margins of 36.8 percent and 36.0 percent. The increase in the gross profit margin during the first half of 2008 primarily reflects leverage on higher sales volume and benefits realized from productivity improvements, which were partially offset by negative product mix. Higher sales prices were offset by higher raw material and wage costs. The increase in the gross profit amount primarily reflects higher sales volume and foreign currency translation.

Selling, general and administrative expenses for the six months ended March 31, 2008 were $2,436 million, or 21.1 percent of net sales, compared with $2,180 million, or 21.1 percent of net sales, for the six months ended March 31, 2007. The increase of $256 million was largely due to the increase in variable costs on higher sales.

Other deductions, net were $70 million for the first half of fiscal 2008, a $13 million increase from the $57 million for the same period in the prior year. In the first half of fiscal 2008, the Company recognized gains of $39 million ($20 million after-tax) on the sale of an equity investment in IMC and $18 million on the sale of a facility. In addition, the first six months of 2008 included a gain of approximately $3 million for a payment received under the U.S. Continued Dumping and Subsidy Offset Act, compared with a $24 million payment received in the prior year period. The first six months of 2007 included a gain of approximately $32 million related to the sale of shares of MKS. A $15 million charge was recorded in the first half of fiscal 2008 for in-process research and development in connection with the acquisition of Motorola Inc.’s Embedded Communications Computing business in December 2007. For the six months ended March 31, 2008, amortization of intangibles increased $9 million compared with the prior year period due to acquisitions, offset by an $11 million decrease in rationalization costs. See notes 6 and 7 for further details regarding other deductions, net and rationalization costs.

Earnings from continuing operations before income taxes for the first six months of 2008 increased $277 million, or 20 percent, to $1,645 million, compared with $1,368 million for the six months ended March 31, 2007. The earnings results predominantly reflect increases of $104 million in Network Power and $88 million in Process Management business segments.

Income taxes were $528 million and $433 million for the six months ended March 31, 2008 and 2007, respectively. The effective tax rate was 32 percent for both the first half of fiscal 2008 and 2007. The effective tax rate for the entire fiscal year 2008 is expected to be approximately 32 percent.

Earnings from continuing operations were $1,117 million and earnings per share from continuing operations were $1.41 for the six months ended March 31, 2008, increases of 19 percent and 22 percent, respectively, compared with $935 million and $1.16 for the six months ended March 31, 2007.

Net earnings were $1,112 million and earnings per share were $1.40 for the six months ended March 31, 2008, increases of 18 percent and 21 percent, respectively, compared with $939 million and $1.16 for the six months ended March 31, 2007. Earnings for the first six months of fiscal 2008 included a loss from discontinued operations of $5 million, or $0.01 per share, which included a gain of $42 million, or $0.05 per share, related to the divestiture of the Brooks unit, offset by a loss of $52 million, or $0.06 per share, related to the write-down of the European appliance motor and pump business. The 21 percent increase in earnings per share also reflects the purchase of treasury shares.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

BUSINESS SEGMENTS

Process Management

Six months ended March 31,	2007	2008	Change
(dollars in millions)

Sales	$2,563	3,033	18%
Earnings	$456	544	19%
Margin	17.8%	17.9%

During the first six months of fiscal 2008, Process Management sales increased 18 percent, on higher volume and acquisitions, to $3,033 million, and earnings increased 19 percent. Nearly all of the businesses reported sales increases compared to the prior year period. Sales and earnings were particularly strong for the systems, measurement, and valves businesses due to worldwide growth in energy and power markets. Underlying sales increased 14 percent, reflecting 10 percent from volume, approximately 3 percent from penetration gains and an estimated 1 percent from higher sales prices. Foreign currency translation had a 5 percent ($116 million) favorable impact, while the Brooks divestiture, net of acquisitions, had a 1 percent ($6 million) unfavorable impact. The underlying sales increase reflects growth in all of the major geographic regions, including the United States (13 percent), Asia (20 percent), Europe (8 percent) and Latin America (21 percent), as well as Middle East/Africa (20 percent), compared with the prior year period. Earnings for the first six months of fiscal 2008 increased 19 percent to $544 million from $456 million in the prior year period, reflecting higher sales volume. The margin increase reflects leverage on the higher volume, which was partially offset by unfavorable product mix. The increase in sales prices was more than offset by higher wage costs.

Industrial Automation

Six months ended March 31,	2007	2008	Change
(dollars in millions)

Sales	$2,051	2,301	12%
Earnings	$317	342	8%
Margin	15.5%	14.9%

Sales in the Industrial Automation segment increased 12 percent to $2,301 million for the six months ended March 31, 2008. Sales grew in all of the businesses and in nearly all of the major geographic regions, reflecting the strength in the power generating alternator, electronic drives and fluid automation businesses. Underlying sales grew 5 percent and foreign currency translation had a 7 percent ($134 million) favorable impact. The underlying growth reflects 4 percent from volume, primarily due to increased global capital goods investment, as well as an estimated 1 percent positive impact from price. The increase in underlying sales reflects 6 percent growth internationally, primarily reflecting increases in Europe (5 percent) and Asia (16 percent), and sales growth in the United States was 5 percent. Earnings increased 8 percent over the prior year six month period to $342 million, reflecting leverage from higher sales volume and benefits from prior cost reduction efforts. The margin decrease reflects a lower payment received by the power transmission business from dumping duties related to the U.S. Continued Dumping and Subsidy Offset Act. A $24 million payment was received in the first quarter of fiscal 2007 while only a $3 million payment was received in the first quarter of fiscal 2008. The Company does not expect to receive any significant payments in the future. This decrease was partially offset by higher sales volume and leverage, as well as foreign currency translation. Higher sales prices were substantially offset by higher material and wage costs.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Network Power

Six months ended March 31,	2007	2008	Change
(dollars in millions)

Sales	$2,390	2,926	22%
Earnings	$263	367	39%
Margin	11.0%	12.5%

The Network Power segment sales increased 22 percent to $2,926 million for the first six months of 2008 compared with the prior year period, reflecting continued strength in the power systems and precision cooling businesses. Underlying sales grew 11 percent, the ECC and Stratos acquisitions contributed 7 percent ($167 million) and foreign currency translation had a 4 percent ($86 million) favorable impact. The underlying sales increase of 11 percent reflects a 7 percent gain from higher volume and an estimated 5 percent impact from penetration gains, which were partially offset by an approximate less than 1 percent decline in sales prices. Geographically, underlying sales reflect an 18 percent increase in Asia and a 12 percent increase in the United States, while Europe was flat. The U.S. growth reflects strong demand for data room construction and non-residential computer equipment as well as in the telecommunications power market. The Company’s market penetration gains in China and other Asian markets continued. Earnings for the six months ended March 31, 2008 of $367 million increased $104 million, or 39 percent, from the prior year period primarily due to the higher sales volume and savings from cost reduction actions, partially offset by higher wage costs. The margin increase reflects the cost savings and leverage on the higher volume.

Climate Technologies

Six months ended March 31,	2007	2008	Change
(dollars in millions)

Sales	$1,633	1,722	5%
Earnings	$231	244	6%
Margin	14.2%	14.2%

Sales in the Climate Technologies segment increased 5 percent to $1,722 million for the six months ended March 31, 2008. Underlying sales increased 2 percent, while foreign currency translation had a 3 percent ($51 million) favorable impact. Lower sales volume of 2 percent was offset by an approximate 2 percent positive impact from sales price increases and an approximate 2 percent from penetration gains. The underlying sales increase was led by the water-heater controls business which primarily reflects further penetration in the U.S. water-heater market. The compressors business grew slightly, primarily in the U.S. and Asian air-conditioning markets. The underlying sales increase reflects a 3 percent increase in the United States and 13 percent growth in Asia, while sales in Europe declined 15 percent. Earnings of $244 million for the first six months of fiscal 2008 increased 6 percent when compared to the prior year period, reflecting savings from prior cost reduction efforts, which were partially offset by negative product mix. The profit margin was flat as higher material and wage costs offset higher sales prices.

Appliance and Tools

Six months ended March 31,	2007	2008	Change
(dollars in millions)

Sales	$1,988	1,888	(5%)
Earnings	$263	271	3%
Margin	13.2%	14.4%

The Appliance and Tools segment sales decreased 5 percent to $1,888 million for the first six months of 2008. This decrease reflects a 5 percent decline in underlying sales, a 2 percent ($37 million) unfavorable impact from divestitures and a 2 percent ($26 million) favorable impact from foreign currency translation. The results for the first six months show declines across most of the businesses. Strong growth in the professional tools business and moderate growth in the hermetic motors businesses was more than offset by declines in the storage, appliance components, and appliance and commercial motors businesses. The strong growth in the professional tools business was driven by the U.S. non-residential and European markets. The declines in the storage and appliance-related businesses primarily reflect the continued downturn in the U.S. residential market. The underlying sales decrease of 5 percent reflects an approximate 3 percent positive impact from higher sales prices, offset by an estimated 8 percent decline in volume. Total international underlying sales increased 11 percent and sales in the United States decreased approximately 7 percent during the first half of 2008. Earnings increased 3 percent to $271 million for the current six month period. Earnings reflect savings from prior period restructuring actions and hedging gains, partially offset by deleverage on the lower sales volume. The increase in sales prices was substantially offset by higher material and wage costs.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

FINANCIAL CONDITION

A comparison of key elements of the Company's financial condition at the end of the second quarter as compared to the end of the prior fiscal year follows:

	September 30,	March 31,
	2007	2008
Working capital (in millions)	$2,519	2,850
Current ratio	1.5 to 1	1.4 to 1
Total debt to total capital	30.1%	34.3%
Net debt to net capital	23.6%	24.7%

The ratio of total debt to total capital was 34.3 percent as of March 31, 2008, or 1.8 percentage points below the 36.1 percent ratio for the prior year second quarter. The Company's long-term debt is rated A2 by Moody's Investors Service and A by Standard and Poor's. The Company's interest coverage ratio (earnings before income taxes and interest expense, divided by interest expense) was 13.9 times for the six months ended March 31, 2008, compared with 11.5 times for the same period in the prior year, primarily due to higher earnings during the first six months of fiscal 2008.

Cash and equivalents increased by $759 million during the six months ended March 31, 2008. During the second quarter of 2008, the Company issued $400 million of 5.250% notes due October 2018, under a shelf registration statement filed with the Securities and Exchange Commission. Cash flow provided by operating activities of $1,171 million was up $296 million compared with $875 million in the prior year period. Operating cash flow, the net increase in short-term borrowings of $688 million and the $399 million of proceeds from long-term debt were used primarily to fund purchases of treasury stock of $483 million, pay dividends of $473 million, fund purchases of businesses of $440 million and fund capital expenditures of $306 million. For the six months ended March 31, 2008, free cash flow of $865 million (operating cash flow of $1,171 million less capital expenditures of $306 million) was up 45 percent from free cash flow of $599 million (operating cash flow of $875 million less capital expenditures of $276 million) for the same period in the prior year, primarily due to higher earnings in the six months ended March 31, 2008, as compared to the prior year period.

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

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

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

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (FAS 161). FAS 161 requires additional derivative disclosures, including objectives and strategies for using derivatives, fair value amounts of and gains and losses on derivative instruments, and credit-risk-related contingent features in derivative agreements. The Company is in the process of analyzing the impact of FAS 161, which is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of FAS 161 to have a material impact on the financial statements.

OUTLOOK

Based on the Company’s performance in the first half of fiscal 2008 and continued order strength, underlying sales growth for fiscal 2008 is expected to be in the range of 5 percent to 7 percent, which excludes approximately 6 percent favorable impact from foreign currency translation, acquisitions and divestitures. Reported sales are expected to be approximately $25 billion, an increase of 11 percent to 13 percent over fiscal 2007 sales of $22.1 billion, excluding discontinued operations. Based on this level of sales, the Company expects to generate 2008 earnings per share from continuing operations of $3.00 to $3.10 compared with $2.65 per share in fiscal 2007. Rationalization of operations expense is estimated to be approximately $85 million to $95 million for fiscal 2008. Operating cash flow is estimated at approximately $3.2 billion and capital expenditures are estimated to be $0.8 billion for 2008.

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

Item 4. Controls and Procedures

Emerson maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including the Company’s certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of March 31, 2008, to provide reasonable assurance of the achievement of these objectives.

Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports.

There was no change in the Company's internal control over financial reporting during the quarter ended March 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased (000s)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (000s)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (000s)
January 2008	1,860	$51.26	1,860	9,482
February 2008	1,760	$51.85	1,760	7,722
March 2008	2,100	$50.17	2,100	5,622
Total	5,720	$51.04	5,720	5,622

The Company’s Board of Directors authorized the repurchase of up to 80 million shares under the November 2001 program, as adjusted for the Company’s December 2006 two-for-one stock split.  The maximum number of shares that may yet be purchased under this program was 5.6 million as of March 31, 2008. The above table does not reflect the new program approved by the Board of Directors on May 6, 2008, for the repurchase of up to 80 million additional shares.

Item 4. Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Stockholders on February 5, 2008, matters described in the Notice of Annual Meeting of Stockholders dated December 14, 2007, were voted upon.

1. The directors listed below were elected for terms ending in 2011, with voting for each as follows:

DIRECTOR	FOR	WITHHELD
D. N. Farr	682,970,402	16,891,799
R. B. Horton	684,577,743	15,284,458
C. A. Peters	684,198,481	15,663,720
J. W. Prueher	686,359,933	13,502,268

2. The proposal to ratify the appointment of KPMG LLP as the Company’s independent registered public accounting firm was approved by a vote of 685,311,564 in favor to 12,407,405 against, with 2,143,232 abstaining.

There were no broker non-votes on the matters that were voted upon.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Item 6. Exhibits.

(a) Exhibits (Listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

3.1	Bylaws of Emerson Electric Co., as amended through February 5, 2008.

4
Emerson agrees to furnish to the Securities and Exchange Commission, upon request, copies of any long-term debt instruments that authorize an amount of securities constituting 10 percent or less of the total assets of Emerson and its subsidiaries on a consolidated basis.

10.1	First Amendment to the Emerson Electric Co. Savings Investment Restoration Plan.

12	Ratio of Earnings to Fixed Charges.

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMERSON ELECTRIC CO.

Date: May 7, 2008	By	/s/ Walter J. Galvin
Walter J. Galvin
Senior Executive Vice President and Chief Financial Officer (on behalf of the registrant and as Chief Financial Officer)

 INDEX TO EXHIBITS

Exhibits are listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K.

Exhibit No.	Exhibit

3.1	Bylaws of Emerson Electric Co., as amended through February 5, 2008.

10.1	First Amendment to the Emerson Electric Co. Savings Investment Restoration Plan.

12	Ratio of Earnings to Fixed Charges.

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.