Form 10-Q
period 2008-06-30
EMERSON ELECTRIC CO
filed 2008-08-06
CIK 32604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common stock of $0.50 par value per share outstanding at July 31, 2008: 775,942,990 shares.

FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2007 AND 2008
(Dollars in millions, except per share amounts; unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2008	2007	2008

Net sales	$5,772	6,568	16,103	18,111

Costs and expenses:

Cost of sales	3,677	4,155	10,286	11,446
Selling, general and administrative expenses	1,154	1,321	3,334	3,757
Other deductions, net	58	100	115	170
Interest expense (net of interest income of $7, $15, $21 and $41, respectively)	61	46	178	147

Earnings from continuing operations before income taxes	822	946	2,190	2,591

Income taxes	249	299	682	827

Earnings from continuing operations	573	647	1,508	1,764

Discontinued operations, net of tax	1	(35)	5	(40)

Net earnings	$574	612	1,513	1,724

Basic earnings per common share:
Earnings from continuing operations	$0.72	0.83	1.90	2.25
Discontinued operations	-	(0.04)	-	(0.05)

Basic earnings per common share	$0.72	0.79	1.90	2.20

Dilutive earnings per common share:
Earnings from continuing operations	$0.71	0.82	1.87	2.23
Discontinued operations	0.01	(0.04)	0.01	(0.05)

Diluted earnings per common share	$0.72	0.78	1.88	2.18

Cash dividends per common share	$0.2625	0.3000	0.7875	0.9000

See accompanying Notes to Consolidated Financial Statements.

FORM 10-Q

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts; unaudited)

	September 30,	June 30,
	2007	2008

ASSETS
Current assets
Cash and equivalents	$1,008	2,057
Receivables, less allowances of $86 and $89, respectively	4,260	4,663
Inventories	2,227	2,562
Other current assets	570	812

Total current assets	8,065	10,094

Property, plant and equipment, net	3,431	3,458

Other assets
Goodwill	6,412	6,713
Other	1,772	1,931

Total other assets	8,184	8,644
	$19,680	22,196

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term borrowings and current maturities of long-term debt	$404	1,732
Accounts payable	2,501	2,563
Accrued expenses	2,337	2,506
Income taxes	304	242

Total current liabilities	5,546	7,043

Long-term debt	3,372	3,298

Other liabilities	1,990	2,101

Stockholders’ equity
Preferred stock of $2.50 par value per share Authorized 5,400,000 shares; issued – none	-	-
Common stock of $0.50 par value per share Authorized 1,200,000,000 shares; issued 953,354,012 shares; outstanding 788,434,076 shares and 778,360,784 shares, respectively	477	477
Additional paid-in capital	31	200
Retained earnings	12,536	13,546
Accumulated other comprehensive income	382	823
Cost of common stock in treasury, 164,919,936 shares and 174,993,228 shares, respectively	(4,654)	(5,292)

Total stockholders' equity	8,772	9,754
	$19,680	22,196

See accompanying Notes to Consolidated Financial Statements.

FORM 10-Q

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2007 AND 2008
(Dollars in millions; unaudited)

	Nine Months Ended
	June 30,
	2007	2008

Operating activities
Net earnings	$1,513	1,724
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	491	530
Changes in operating working capital	(281)	(332)
Pension funding	(100)	(99)
Other (including gains on sales of assets and impairments, see Notes 6 and 10)	151	175

Net cash provided by operating activities	1,774	1,998

Investing activities
Capital expenditures	(420)	(461)
Purchases of businesses, net of cash and equivalents acquired	(187)	(412)
Other (including sale of assets, see Notes 6 and 10)	72	142

Net cash used in investing activities	(535)	(731)

Financing activities
Net increase in short-term borrowings	9	774
Proceeds from long-term debt	496	400
Principal payments on long-term debt	(3)	(10)
Dividends paid	(629)	(708)
Purchases of treasury stock	(628)	(727)
Other	7	(45)

Net cash used in financing activities	(748)	(316)

Effect of exchange rate changes on cash and equivalents	30	98

Increase in cash and equivalents	521	1,049

Beginning cash and equivalents	810	1,008

Ending cash and equivalents	$1,331	2,057

Changes in operating working capital
Receivables	$(252)	(197)
Inventories	(21)	(205)
Other current assets	(48)	(1)
Accounts payable	(122)	25
Accrued expenses	116	28
Income taxes	46	18
	$(281)	(332)

See accompanying Notes to Consolidated Financial Statements.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

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

2.	Reconciliations of weighted average common shares for basic earnings per common share and diluted earnings per common share follow (shares in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2008	2007	2008

Basic	791.7	778.6	795.4	782.8
Dilutive shares	10.4	9.2	9.8	9.3
Diluted	802.1	787.8	805.2	792.1

3.	Comprehensive income is summarized as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2008	2007	2008

Net earnings	$574	612	1,513	1,724
Changes in foreign currency translation, cash flow hedges and other	115	118	212	441
	$689	730	1,725	2,165

The increases in comprehensive income for the three and nine months ended June 30, 2008, over the prior year periods primarily reflect net earnings growth and changes in foreign currency translation.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

4.	Other Financial Information (dollars in millions):

	September 30, 2007	June 30, 2008

Inventories
Finished products	$884	966
Raw materials and work in process	1,343	1,596
	$2,227	2,562

Property, plant and equipment, net
Property, plant and equipment, at cost	$8,434	8,728
Less accumulated depreciation	5,003	5,270
	$3,431	3,458

Goodwill
Process Management	$1,985	2,060
Industrial Automation	1,070	1,122
Network Power	2,259	2,519
Climate Technologies	420	417
Appliance and Tools	678	595
	$6,412	6,713

Changes in the goodwill balances since September 30, 2007, are primarily due to additions from acquisitions, particularly in the Network Power segment ($162 million), the classification of the European appliance motor and pump business, previously in the Appliance and Tools segment, as held for sale (see Note 10), as well as from the translation of non-U.S. currencies to the U.S. dollar. Third-party valuations of assets are in-process; purchase price allocations are subject to refinement for fiscal year 2008 acquisitions.

Other assets, other
Pension plans	$649	699
Intellectual property and customer relationships	544	592
Capitalized software	171	175
Other	408	465
	$1,772	1,931

Product warranty liability	$197	211

Other liabilities
Deferred income taxes	$519	514
Postretirement plans, excluding current portion	451	470
Retirement plans	296	313
Minority interest	191	184
Other	533	620
	$1,990	2,101

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

5.	Net periodic pension expense is summarized as follows (dollars in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2008	2007	2008

Service cost	$15	18	47	54
Interest cost	49	52	147	156
Expected return on plan assets	(62)	(68)	(189)	(205)
Net amortization	24	24	74	72
	$26	26	79	77

Net postretirement plan expense is summarized as follows (dollars in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2008	2007	2008

Service cost	$1	2	4	4
Interest cost	7	6	21	20
Net amortization	7	7	20	22
	$15	15	45	46

6.	Other deductions, net are summarized as follows (dollars in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2008	2007	2008
Other deductions, net
Rationalization of operations	$18	24	54	49
Amortization of intangibles	16	20	46	59
Other	27	56	84	126
Gains	(3)	-	(69)	(64)
	$58	100	115	170

For the three months ended June 30, 2008, Other included approximately $12 million of losses on foreign exchange transactions compared with $6 million of gains in the prior year period, as well as an impairment charge of $9 million (See Note 10). During the first nine months of fiscal 2008, Other also included an approximate $12 million charge for in-process research and development in connection with the acquisition of Motorola Inc.’s Embedded Computing business.

During the nine months ended June 30, 2008, the Company received $54 million and recognized a gain of $39 million ($20 million after-tax) on the sale of an equity investment in Industrial Motion Control Holdings, LLC (IMC), a manufacturer of motion control components for automation equipment. The Company also recorded a gain of $18 million related to the sale of a facility during the first quarter of fiscal 2008. For the nine months ended June 30, 2008 and 2007, the Company recorded gains of approximately $3 million and $24 million, respectively, for payments received under the U.S. Continued Dumping and Subsidy Offset Act. During the nine months ended June 30, 2007, the Company sold its remaining 4.5 million shares of MKS Instruments, Inc. (MKS), a publicly-traded company, and recorded a pretax gain of $32 million.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

7.	The change in the liability for rationalization of operations during the nine months ended June 30, 2008, follows (dollars in millions):

	September 30,			June 30,
	2007	Expense	Paid / Utilized	2008
Severance and benefits	$28	22	28	22
Lease/contract terminations	8	1	2	7
Fixed asset write-downs	-	2	2	-
Vacant facility and other shutdown costs	1	6	6	1
Start-up and moving costs	-	22	21	1
	$37	53	59	31

Expense includes $4 million related to the European appliance motor and pump business classified as discontinued operations.

Rationalization of operations by business segment is summarized as follows (dollars in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2008	2007	2008

Process Management	$2	4	8	8
Industrial Automation	5	5	11	11
Network Power	5	8	14	16
Climate Technologies	2	5	9	10
Appliance and Tools	4	2	12	4
	$18	24	54	49

Rationalization actions during the first nine months of fiscal 2007 and 2008 included the following. Industrial Automation included severance and start-up and moving costs related to the consolidation of certain power transmission facilities in Asia and North America to obtain operational efficiencies and serve Asian and North American markets. Network Power included severance related to the closure of certain power conversion facilities acquired with Artesyn, and severance and start-up and moving costs related to the shifting of certain power systems production from the United States and Europe to Mexico, as well as consolidating certain production in North America, to remain competitive on a global basis. Climate Technologies included start-up costs related to capacity expansion in Mexico and Eastern Europe to improve profitability and to serve these markets, and severance and shutdown costs related to the consolidation of certain production facilities in the United States and Europe to obtain operational efficiencies. Appliance and Tools included severance and start-up and moving costs related to the shifting of certain production from Canada to Mexico and severance related to the closure of certain motor production in Europe to remain competitive on a global basis.

Including the $53 million of rationalization costs incurred during the nine months ended June 30, 2008, the Company expects rationalization expense for the entire 2008 fiscal year to total approximately $90 million, including the costs to complete actions initiated before the end of the third quarter and actions anticipated to be approved and initiated during the remainder of the year.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

8.	Summarized information about the Company's operations by business segment follows (dollars in millions):

	Sales		Earnings
Three months ended June 30,	2007	2008	2007	2008

Process Management	$1,471	1,731	269	346
Industrial Automation	1,095	1,271	161	186
Network Power	1,322	1,672	178	212
Climate Technologies	1,043	1,087	174	169
Appliance and Tools	1,005	998	143	138
	5,936	6,759	925	1,051
Differences in accounting methods			56	62
Corporate and other			(98)	(121)
Eliminations/Interest	(164)	(191)	(61)	(46)

	$5,772	6,568	822	946

Intersegment sales of the Appliance and Tools segment for the three months ended June 30, 2008 and 2007, respectively, were $162 million and $140 million. Corporate and other includes increase in commodity hedging-related mark-to-market expense of $11 million, higher environmental costs and other items in the third quarter of 2008.

	Sales		Earnings
Nine months ended June 30,	2007	2008	2007	2008

Process Management	$4,034	4,764	725	890
Industrial Automation	3,146	3,572	478	528
Network Power	3,712	4,598	441	579
Climate Technologies	2,676	2,809	405	413
Appliance and Tools	2,993	2,886	406	409
	16,561	18,629	2,455	2,819
Differences in accounting methods			156	172
Corporate and other			(243)	(253)
Eliminations/Interest	(458)	(518)	(178)	(147)

	$16,103	18,111	2,190	2,591

Intersegment sales of the Appliance and Tools segment for the nine months ended June 30, 2008 and 2007, respectively, were $439 million and $392 million.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

9.
Effective October 1, 2007, the Company adopted the recognition and disclosure provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109” (FIN 48). FIN 48 addresses the accounting for uncertain tax positions that a company has taken or expects to take on a tax return. As of October 1, 2007, the Company had total unrecognized tax benefits of $149 million before recoverability of cross-jurisdictional tax credits (U.S., state and non-U.S.) and temporary differences, and including amounts related to acquisitions that would reduce goodwill. If none of these liabilities are ultimately paid, the tax provision and tax rate would be favorably impacted by $90 million. As a result of adoption, the Company recorded a charge of $6 million to beginning retained earnings. The amount of unrecognized tax benefits is not materially different as of June 30, 2008, and is not expected to significantly increase or decrease within the next 12 months.

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

10.
In connection with a longer-term strategy to divest selective slower-growth businesses, the Company had been actively pursuing the sale of its European appliance motor and pump business. The forecast for this business was lower than originally planned due to a slow economic environment for this consumer market, increasing competition from Asia, higher commodity costs, and loss of a customer. As a result, the carrying value of this business exceeded its estimated realizable value, and a goodwill impairment charge of $52 million was recorded in the second quarter of 2008. This business has continued to weaken in a difficult global appliance market. During the third quarter of fiscal 2008, the Company entered into a definitive agreement to sell the business for €72 million ($113 million) which resulted in an additional loss of $36 million. The sale is expected to close during this fiscal year and is subject only to routine review by certain European competition authorities. For the third quarter and first nine months of fiscal 2008, sales were $121 million and $349 million, respectively, and net losses, including the charges, were $(35) million and $(83) million, respectively. For the third quarter and first nine months of fiscal 2007, sales were $102 million and $335 million, respectively, and net earnings were $1 million and $5 million, respectively. This business was previously included in the Appliance and Tools segment. As of June 30, 2008, this business had current assets of $0.2 billion, noncurrent assets of $0.1 billion and total liabilities of $0.2 billion. The results for the third quarter and first nine months of fiscal 2008 and 2007 were classified as discontinued operations.

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

On December 31, 2007, the Company acquired Motorola Inc.’s Embedded Computing business for approximately $350 million in cash.  This business is a leading provider of embedded computing products to equipment manufacturers in telecommunications, medical imaging, defense and aerospace, and industrial automation and is included in the Network Power segment. Embedded Computing had calendar 2007 revenue of approximately $560 million.

During the third quarter of fiscal 2008, the Company recorded a goodwill impairment charge of $9 million related to the North American appliance control business due to a slow economic environment for housing and consumer related end-markets and a major customer’s strategy to internalize electronic controls. Also, the Company is considering the potential sale of this business in connection with a longer term strategy to consider the divestiture of selective slower growth businesses. This business has annual sales of approximately $150 million and is included in the Appliance and Tools segment.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Items 2 and 3. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s 2007 Annual Report on Form 10-K.

OVERVIEW

The Company’s results for the first nine months of fiscal 2008 were strong, with earnings increasing for all five business segments and sales increasing for four of the five business segments over the prior year period. The Process Management, Network Power and Industrial Automation businesses had strong performances and drove gains as international gross fixed investment expanded during the first nine months of fiscal 2008. Strong growth in Asia, Latin America and Middle East/Africa, favorable foreign currency translation, and acquisitions contributed to the third quarter and first nine months’ results. Profit margins remained at high levels, primarily due to leverage on increased sales volume, benefits from previous rationalization actions and business mix. Emerson's financial position remains strong and the Company continues to generate substantial cash flow.

THREE MONTHS ENDED JUNE 30, 2008, COMPARED WITH THREE MONTHS ENDED JUNE 30, 2007

RESULTS OF OPERATIONS

Three months ended June 30,	2007	2008	Change
(dollars in millions, except per share amounts)

Net sales	$5,772	6,568	14%
Gross profit	$2,095	2,413	15%
Percent of sales	36.3%	36.7%
SG&A	$1,154	1,321
Percent of sales	20.0%	20.1%
Other deductions, net	$58	100
Interest expense, net	$61	46
Earnings from continuing operations before income taxes	$822	946	15%
Earnings from continuing operations	$573	647	13%
Net earnings	$574	612	7%
Percent of sales	9.9%	9.3%

EPS – Continuing operations	$0.71	0.82	15%
EPS – Net earnings	$0.72	0.78	8%

Net sales for the quarter ended June 30, 2008 were $6,568 million, an increase of $796 million, or 14 percent, over net sales of $5,772 million for the quarter ended June 30, 2007, with international sales aiding the overall growth. The consolidated results reflect increases in four of the five business segments, with a 7 percent ($402 million) increase in underlying sales (which exclude acquisitions, divestitures and foreign currency translation), a 5 percent ($263 million) favorable impact from foreign currency translation and a 2 percent ($131 million) favorable impact from acquisitions, net of divestitures. The underlying sales increase for the third quarter reflects 10 percent growth in total international sales, while growth in the United States increased 4 percent. The international sales growth included increases in Asia (16 percent), Latin America (16 percent), Middle East/Africa (15 percent) and Europe (3 percent). The Company estimates that the underlying sales growth primarily reflects an approximate 6 percent gain from volume, which includes an estimated 2 percent impact from penetration gains, and an approximate 1 percent increase from higher sales prices.

Costs of sales for the third quarters of fiscal 2008 and 2007 were $4,155 million and $3,677 million, respectively. Cost of sales as a percent of net sales was 63.3 percent in the third quarter of 2008, compared with 63.7 percent in the third quarter of 2007. Gross profit was $2,413 million and $2,095 million for the third quarters ended June 30, 2008 and 2007, respectively, resulting in gross profit margins of 36.7 percent and 36.3 percent. The increase in the gross profit margin during the third quarter primarily reflects leverage on the higher sales volume and savings from cost reduction efforts. Higher sales prices were offset by higher material costs and wages. The increase in the gross profit amount primarily reflects higher sales volume and foreign currency translation.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Selling, general and administrative (SG&A) expenses for the third quarter of 2008 were $1,321 million, or 20.1 percent of net sales, compared with $1,154 million, or 20.0 percent of net sales, for the third quarter of 2007. The increase of $167 million was largely due to the increase in variable costs on higher sales and acquisitions.

Other deductions, net were $100 million for the third quarter of 2008, a $42 million increase from the $58 million for the same period in the prior year. The three months ended June 30, 2008, included approximately $12 million of losses on foreign exchange transactions compared with $6 million of gains in the prior year period. The third quarter of fiscal 2008 also included a $9 million impairment charge in the appliance control business (See Note 10), and higher restructuring and amortization expense. For the three months ended June 30, 2008, amortization of intangibles increased $4 million compared with the prior year period due to acquisitions, while rationalization costs increased $6 million. See Notes 6 and 7 for further details regarding other deductions, net and rationalization costs.

Earnings from continuing operations before income taxes for the third quarter of 2008 increased $124 million, or 15 percent, to $946 million, compared with $822 million for the third quarter of 2007. The earnings results primarily reflect increases of $77 million in the Process Management, $34 million in the Network Power and $25 million in the Industrial Automation business segments.

Income taxes were $299 million and $249 million for the three months ended June 30, 2008 and 2007, respectively. The effective tax rate was 32 percent in the third quarter of 2008 compared with 30 percent in the prior year period. The effective tax rate for the entire fiscal year 2008 is expected to be approximately 32 percent.

Earnings from continuing operations were $647 million and earnings per share from continuing operations were $0.82 for the three months ended June 30, 2008, increases of 13 percent and 15 percent, respectively, compared with $573 million and $0.71 for the three months ended June 30, 2007.

Net earnings were $612 million and earnings per share were $0.78 for the three months ended June 30, 2008, increases of 7 percent and 8 percent, respectively, compared with $574 million and $0.72 for the three months ended June 30, 2007. Earnings for the third quarter of fiscal 2008 included a loss from discontinued operations of $35 million, or $0.04 per share, related to an additional write-down of the European appliance motor and pump business based on a definitive agreement to sell this unit (See Note 10). The 8 percent increase in earnings per share also reflects the purchase of treasury shares.

BUSINESS SEGMENTS

Process Management

Three months ended June 30,	2007	2008	Change
(dollars in millions)

Sales	$1,471	1,731	18%
Earnings	$269	346	29%
Margin	18.3%	20.0%

Process Management sales were $1,731 million in the third quarter of fiscal 2008, an increase of 18 percent over the prior year period. Nearly all of the businesses in this segment reported higher sales, with sales particularly strong for the valves, measurement and systems businesses, reflecting continued worldwide demand in the energy and power markets. Underlying sales increased approximately 13 percent, reflecting an estimated 12 percent from volume, which includes approximately 2 percent from penetration gains, and an estimated 1 percent from higher sales prices. Favorable foreign currency translation added 6 percent ($81 million) and the Brooks divestiture, net of an acquisition, had an unfavorable impact of 1 percent ($17 million). The underlying sales increase reflects growth in Asia (21 percent), the United States (12 percent), Latin America (28 percent), Middle East/Africa (14 percent) and Europe (5 percent). Third quarter earnings (defined as earnings before interest and taxes for the business segments discussion) increased 29 percent to $346 million from $269 million in the prior year period, reflecting higher sales volume and the benefit from foreign currency translation. The margin increase primarily reflects leverage on the higher volume and an $11 million litigation charge in the prior year. The increase in sales prices was more than offset by higher wage costs.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Industrial Automation

Three months ended June 30,	2007	2008	Change
(dollars in millions)

Sales	$1,095	1,271	16%
Earnings	$161	186	15%
Margin	14.7%	14.6%

Sales grew 16 percent to $1,271 million in the Industrial Automation segment for the three months ended June 30, 2008, reflecting sales growth in all of the businesses and in all of the major geographic regions. Third quarter results were driven by particular strength in the power generating alternator, fluid automation and industrial equipment businesses. Third quarter underlying sales grew 8 percent, reflecting global industrial demand, and included the benefit of an estimated more than 1 percent positive impact from price. Foreign currency translation had an 8 percent ($87 million) favorable impact. The underlying sales increase reflects growth in all of the major geographic regions, including 11 percent in the United States and 6 percent internationally. The international sales growth included a 4 percent increase in Europe and a 16 percent increase in Asia. Earnings increased 15 percent over the prior year period to $186 million, reflecting the higher sales volume and foreign currency translation. The margin was diluted as higher sales prices were offset by material inflation and higher wage costs.

Network Power

Three months ended June 30,	2007	2008	Change
(dollars in millions)

Sales	$1,322	1,672	26%
Earnings	$178	212	19%
Margin	13.4%	12.7%

Network Power sales increased 26 percent to $1,672 million during the third quarter of 2008 compared with the prior year period, reflecting continued strength in the power systems, precision cooling and telecommunications businesses and acquisitions. The sales increase reflects an underlying sales growth of 10 percent, a 12 percent ($161 million) increase from the Embedded Computing and Stratos acquisitions and a 4 percent ($51 million) favorable impact from foreign currency translation. The underlying sales growth reflects higher volume of 10 percent, which includes approximately 3 percent from penetration gains. Geographically, the underlying sales increase reflects growth in the United States (10 percent), Asia (13 percent), Europe (3 percent) and Latin America (8 percent). The growth in the United States reflects substantial customer investment in data room construction and non-residential computer equipment as well as segments of the telecommunications power market. The Company’s market penetration gains in China and other Asian markets continued. Earnings of $212 million increased $34 million, or 19 percent, from the prior year period primarily reflecting higher sales volume. The margin was negatively impacted approximately 1.5 percentage points from acquisitions.

Climate Technologies

Three months ended June 30,	2007	2008	Change
(dollars in millions)

Sales	$1,043	1,087	4%
Earnings	$174	169	(3%)
Margin	16.6%	15.5%

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Sales in the Climate Technologies segment increased 4 percent to $1,087 million for the quarter ended June 30, 2008. The increase was driven by a 3 percent ($34 million) favorable impact from foreign currency translation and a 1 percent increase in underlying sales. The underlying sales increase of 1 percent was comprised of a 1 percent decline in volume, which includes an approximate 2 percent benefit from penetrations gains, and an estimated 2 percent positive impact from higher sales prices. The underlying sales increase was led by a strong increase in the water-heater controls business, primarily reflecting further penetration in the U.S. water-heater market, while the compressor business sales were flat compared to the prior year. Sales in the United States decreased 1 percent reflecting the downturn in the U.S. residential market. International sales increased 4 percent reflecting growth in Asia (14 percent), partially offset by a decline in Europe (6 percent). Europe primarily reflects the result of lower heat pump compressor sales. Earnings of $169 million decreased 3 percent from the prior year period. The profit margin declined as sales price increases were not enough to offset higher material costs. In addition, the margin was negatively impacted compared to the prior year due to lower foreign currency transaction gains and higher restructuring costs.

Appliance and Tools

Three months ended June 30,	2007	2008	Change
(dollars in millions)

Sales	$1,005	998	(1%)
Earnings	$143	138	(4%)
Margin	14.3%	13.8%

The Appliance and Tools segment sales decreased 1 percent to $998 million in the third quarter of 2008. The sales decrease represents a 1 percent decline in underlying sales, a 1 percent ($13 million) unfavorable impact from a divestiture and a 1 percent ($10 million) favorable contribution from foreign currency translation. Results were mixed across the businesses as the hermetic and professional tools businesses showed strong growth, offset by weakness in the storage, appliance components and commercial motors businesses. The growth in the professional tools business was driven by demand in the U.S. non-residential markets and in Europe, including new technology products. The declines in the storage and appliance-related businesses primarily reflect the continued downturn in the U.S. residential market. The underlying sales decrease of 1 percent reflects an estimated 4 percent decline in volume and a more than 3 percent positive impact from price. Total international underlying sales increased approximately 14 percent during the quarter, while underlying sales in the U.S. decreased 3 percent. Earnings decreased 4 percent to $138 million for the third quarter primarily reflecting a $9 million impairment charge in the appliance control business, which reduced the margin nearly 1 percentage point (See Note 10). The margin also reflects deleverage on the lower volume and savings from cost reduction actions. Higher sale prices were offset by higher material and wage costs.

NINE MONTHS ENDED JUNE 30, 2008, COMPARED WITH NINE MONTHS ENDED JUNE 30, 2007

RESULTS OF OPERATIONS

Nine months ended June 30,	2007	2008	Change
(dollars in millions, except per share amounts)

Net sales	$16,103	18,111	12%
Gross profit	$5,817	6,665	15%
Percent of sales	36.1%	36.8%
SG&A	$3,334	3,757
Percent of sales	20.7%	20.7%
Other deductions, net	$115	170
Interest expense, net	$178	147
Earnings from continuing operations before income taxes	$2,190	2,591	18%
Earnings from continuing operations	$1,508	1,764	17%
Net earnings	$1,513	1,724	14%
Percent of sales	9.4%	9.5%

EPS – Continuing operations	$1.87	2.23	19%
EPS – Net earnings	$1.88	2.18	16%

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Net sales for the nine months ended June 30, 2008 increased $2,008 million, or 12 percent, to $18,111 million, over net sales of $16,103 million for the nine months ended June 30, 2007, with international sales leading the overall growth. The Network Power, Process Management and Industrial Automation businesses drove the sales growth, while the Appliance and Tools businesses continued to be impacted by the U.S. consumer slowdown. The consolidated results reflect a 7 percent ($1,082 million) increase in underlying sales, a 4 percent ($676 million) favorable impact from foreign currency translation and a 1 percent ($250 million) positive impact from acquisitions, net of divestitures. The underlying sales increase of 7 percent for the first nine months was driven by an increase of 10 percent in total international sales and a 3 percent increase in the United States. The international sales increase primarily reflects growth in Asia (17 percent), Middle East/Africa (19 percent), Latin America (15 percent) and Europe (2 percent). The Company estimates that the underlying sales growth primarily reflects an estimated 6 percent gain from volume, which includes an estimated 2 percent impact from penetration gains, and an approximate 1 percent impact from higher sales prices.

Costs of sales for the first nine months of fiscal 2008 and 2007 were $11,446 million and $10,286 million, respectively. Cost of sales as a percent of net sales was 63.2 percent for the first nine months of fiscal 2008, compared with 63.9 percent in the prior year period. Gross profit was $6,665 million and $5,817 million for the nine months ended June 30, 2008 and 2007, respectively, resulting in gross profit margins of 36.8 percent and 36.1 percent. The increase in the gross profit margin during the first nine months of fiscal 2008 primarily reflects leverage on higher sales volume and benefits realized from productivity improvements, which were partially offset by negative product mix. Higher sales prices were offset by higher raw material and wage costs. The increase in the gross profit amount primarily reflects higher sales volume and foreign currency translation.

Selling, general and administrative expenses for the nine months ended June 30, 2008 were $3,757 million, or 20.7 percent of net sales, compared with $3,334 million, or 20.7 percent of net sales, for the nine months ended June 30, 2007. The increase of $423 million was largely due to the increase in variable costs on higher sales.

Other deductions, net were $170 million for the first nine months of fiscal 2008, a $55 million increase from the $115 million for the same period in the prior year. The nine months ended June 30, 2008, included approximately $18 million of losses on foreign exchange transactions compared with $1 million of gains in the prior year period. The first nine months of fiscal 2008, also included a $12 million charge for in-process research and development in connection with the acquisition of Motorola Inc.’s Embedded Computing business, a $9 million impairment charge in the appliance control business (See Note 10), and higher amortization expense. For the nine months ended June 30, 2008, amortization of intangibles increased $13 million compared with the prior year period due to acquisitions. See Notes 6 and 7 for further details regarding other deductions, net and rationalization costs.

Earnings from continuing operations before income taxes for the first nine months of 2008 increased $401 million, or 18 percent, to $2,591 million, compared with $2,190 million for the nine months ended June 30, 2007. The earnings results predominantly reflect increases of $165 million in Process Management, $138 million in Network Power and $50 million in Industrial Automation business segments.

Income taxes were $827 million and $682 million for the nine months ended June 30, 2008 and 2007, respectively. The effective tax rate was 32 percent for the first nine months of 2008 compared with 31 percent in the prior year period. The effective tax rate for the entire fiscal year 2008 is expected to be approximately 32 percent.

Earnings from continuing operations were $1,764 million and earnings per share from continuing operations were $2.23 for the nine months ended June 30, 2008, increases of 17 percent and 19 percent, respectively, compared with $1,508 million and $1.87 for the nine months ended June 30, 2007.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Net earnings were $1,724 million and earnings per share were $2.18 for the nine months ended June 30, 2008, increases of 14 percent and 16 percent, respectively, compared with $1,513 million and $1.88 for the nine months ended June 30, 2007. Earnings for the first nine months of fiscal 2008 included a loss from discontinued operations of $40 million, or $0.05 per share, which included a gain of $42 million, or $0.05 per share, related to the divestiture of the Brooks unit, and a loss of $88 million, or $0.11 per share, related to the write-down of the European appliance motor and pump business (See Note 10). The 16 percent increase in earnings per share also reflects the purchase of treasury shares.

BUSINESS SEGMENTS

Process Management

Nine months ended June 30,	2007	2008	Change
(dollars in millions)

Sales	$4,034	4,764	18%
Earnings	$725	890	23%
Margin	18.0%	18.7%

During the first nine months of fiscal 2008, Process Management sales increased 18 percent, on higher volume and foreign currency translation, to $4,764 million, and earnings increased 23 percent. All of the businesses reported sales increases compared to the prior year period. Sales and earnings were particularly strong for the systems, measurement, and valves businesses due to worldwide growth in energy and power markets. Underlying sales increased 14 percent, reflecting 13 percent from volume, which includes approximately 3 percent from penetration gains, and an estimated 1 percent from higher sales prices. Foreign currency translation had a 5 percent ($197 million) favorable impact, while the Brooks divestiture, net of acquisitions, had a 1 percent ($23 million) unfavorable impact. The underlying sales increase reflects growth in all of the major geographic regions, including the United States (13 percent), Asia (20 percent), Europe (7 percent), Middle East/Africa (18 percent) and Latin America (23 percent), compared with the prior year period. Earnings for the first nine months of fiscal 2008 increased 23 percent to $890 million from $725 million in the prior year period, reflecting higher sales volume and the benefit from foreign currency translation. The margin increase primarily reflects leverage on the higher volume, which was partially offset by unfavorable product mix. The increase in sales prices was more than offset by higher wage costs.

Industrial Automation

Nine months ended June 30,	2007	2008	Change
(dollars in millions)

Sales	$3,146	3,572	14%
Earnings	$478	528	10%
Margin	15.2%	14.8%

Sales in the Industrial Automation segment increased 14 percent to $3,572 million for the nine months ended June 30, 2008. Sales grew in all of the businesses and in all of the major geographic regions, reflecting the strength in the power generating alternator, fluid automation and industrial equipment businesses. Underlying sales grew 7 percent and foreign currency translation had a 7 percent ($221 million) favorable impact. The underlying sales growth reflects 5 percent from volume, primarily due to increased global capital goods investment, as well as an estimated less than 2 percent positive impact from price. The increase in underlying sales reflects 7 percent growth in the United States and 6 percent growth internationally, primarily reflecting increases in Europe (4 percent) and Asia (16 percent). Earnings increased 10 percent over the prior year nine month period to $528 million, reflecting higher sales volume and benefit from foreign currency translation. The margin decrease reflects a lower payment received by the power transmission business from dumping duties related to the U.S. Continued Dumping and Subsidy Offset Act. A $24 million payment was received in the first quarter of fiscal 2007 while only a $3 million payment was received in the first quarter of fiscal 2008. The Company does not expect to receive any significant payments in the future. The margin decrease was partially offset by leverage on the higher sales volume and benefits from prior cost reductions efforts. Higher sales prices were substantially offset by higher material and wage costs.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Network Power

Nine months ended June 30,	2007	2008	Change
(dollars in millions)

Sales	$3,712	4,598	24%
Earnings	$441	579	31%
Margin	11.9%	12.6%

The Network Power segment sales increased 24 percent to $4,598 million for the first nine months of 2008 compared with the prior year period, reflecting continued strength in the power systems and precision cooling businesses. Underlying sales grew 11 percent, the Embedded Computing and Stratos acquisitions contributed 9 percent ($328 million) and foreign currency translation had a 4 percent ($137 million) favorable impact. The underlying sales increase of 11 percent reflects an 11 percent gain from higher volume, which includes an estimated 4 percent impact from penetration gains. Geographically, underlying sales reflect a 16 percent increase in Asia and an 11 percent increase in the United States, while Europe increased 1 percent. The U.S. growth reflects strong demand for data room construction and non-residential computer equipment as well as in the telecommunications power market. The Company’s market penetration gains in China and other Asian markets continued. Earnings for the nine months ended June 30, 2008 of $579 million increased $138 million, or 31 percent, from the prior year period primarily due to the higher sales volume and savings from cost reduction actions, partially offset by higher wage costs. The margin increase reflects the cost savings and leverage on the higher volume, partially offset by dilution from acquisitions.

Climate Technologies

Nine months ended June 30,	2007	2008	Change
(dollars in millions)

Sales	$2,676	2,809	5%
Earnings	$405	413	2%
Margin	15.1%	14.7%

Sales in the Climate Technologies segment increased 5 percent to $2,809 million for the nine months ended June 30, 2008. Underlying sales increased 2 percent, while foreign currency translation had a 3 percent ($85 million) favorable impact. Total sales volume was flat, after the consideration of an approximate 2 percent positive impact from penetration gains, and sales price increases contributed an approximate 2 percent positive impact. The underlying sales increase was led by the water-heater controls business which primarily reflects further penetration in the U.S. water-heater market. The compressors business grew slightly, primarily in the U.S. and Asian air-conditioning markets. The underlying sales increase reflects a 1 percent increase in the United States and 13 percent growth in Asia, while sales in Europe declined 12 percent. Earnings of $413 million for the first nine months of fiscal 2008 increased 2 percent when compared with the prior year period. The margin was diluted as higher sales prices were more than offset by material inflation and higher wage costs.

Appliance and Tools

Nine months ended June 30,	2007	2008	Change
(dollars in millions)

Sales	$2,993	2,886	(4%)
Earnings	$406	409	1%
Margin	13.6%	14.2%

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

The Appliance and Tools segment sales decreased 4 percent to $2,886 million for the first nine months of 2008. This decrease reflects a 3 percent decline in underlying sales, a 2 percent ($50 million) unfavorable impact from divestitures and a 1 percent ($36 million) favorable impact from foreign currency translation. The results for the first nine months show declines across most of the businesses. Strong growth in the professional tools business and moderate growth in the hermetic motors business was more than offset by declines in the storage, appliance components, and appliance and commercial motors businesses. The strong growth in the professional tools business was driven by the U.S. non-residential and European markets. The declines in the storage and appliance-related businesses primarily reflect the continued downturn in the U.S. residential market. The underlying sales decrease of 3 percent reflects an estimated 6 percent decline in volume and an approximate 3 percent positive impact from higher sales prices. Total international underlying sales increased 12 percent and sales in the United States decreased approximately 6 percent during the first nine months of 2008. Earnings increased 1 percent to $409 million for the current nine month period. Earnings and margin improvements reflect savings from prior period cost reduction actions and lower rationalization costs during the current period, offset by deleverage on the lower sales volume and an impairment charge of $9 million in the appliance control business (See Note 10). The increase in sales prices was substantially offset by higher material and wage costs. The 2007 sale of the consumer hand tools product line also favorably impacted the margin.

FINANCIAL CONDITION

A comparison of key elements of the Company's financial condition at the end of the third quarter as compared to the end of the prior fiscal year follows:

	September 30,	June 30,
	2007	2008

Working capital (in millions)	$2,519	3,051
Current ratio	1.5 to 1	1.4 to 1
Total debt to total capital	30.1%	34.0%
Net debt to net capital	23.6%	22.9%

The ratio of total debt to total capital was 34.0 percent as of June 30, 2008, or 0.5 percentage points below the 34.5 percent ratio for the prior year third quarter. The Company's long-term debt is rated A2 by Moody's Investors Service and A by Standard and Poor's. The Company's interest coverage ratio (earnings before income taxes and interest expense, divided by interest expense) was 14.8 times for the nine months ended June 30, 2008, compared with 12.0 times for the same period in the prior year, primarily due to higher earnings during the first nine months of fiscal 2008.

Cash and equivalents increased by $1,049 million during the nine months ended June 30, 2008. During the second quarter of 2008, the Company issued $400 million of 5.250% notes due October 2018, under a shelf registration statement filed with the Securities and Exchange Commission. Cash flow provided by operating activities of $1,998 million was up $224 million compared with $1,774 million in the prior year period. Operating cash flow, the net increase in short-term borrowings of $774 million and the $400 million of proceeds from long-term debt were used primarily to fund purchases of treasury stock of $727 million, pay dividends of $708 million, fund capital expenditures of $461 million and fund purchases of businesses of $412 million. For the nine months ended June 30, 2008, free cash flow of $1,537 million (operating cash flow of $1,998 million less capital expenditures of $461 million) was up 14 percent from free cash flow of $1,354 million (operating cash flow of $1,774 million less capital expenditures of $420 million) for the same period in the prior year, primarily due to higher earnings in the nine months ended June 30, 2008, as compared to the prior year period.

The Company is in a strong financial position, with total assets of $22 billion and stockholders' equity of $10 billion, and has the resources available for reinvestment in existing businesses, strategic acquisitions and managing the capital structure on a short- and long-term basis.

New Accounting Pronouncements

Effective October 1, 2007, the Company adopted the recognition and disclosure provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement 109” (FIN 48). FIN 48 addresses the accounting for uncertain tax positions that a company has taken or expects to take on a tax return. See note 9 for further discussion on the impact of FIN 48 on the financial statements.

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

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (FAS 160). FAS 160 requires an entity to separately disclose non-controlling interests as a separate component of equity in the balance sheet and clearly identify on the face of the income statement net income related to non-controlling interests. The Company is in the process of analyzing the impact of FAS 160, which is effective for fiscal years beginning after December 15, 2008.

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

OUTLOOK

Based on the Company’s performance in the first nine months of fiscal 2008 and continued order strength, underlying sales growth for fiscal 2008 is expected to be approximately 6 percent, which excludes approximately 6 percent favorable impact from foreign currency translation, acquisitions and divestitures. Reported sales are expected to be approximately $25 billion, an increase of 11 percent to 13 percent over fiscal 2007 sales of $22.1 billion, excluding discontinued operations. Based on this level of sales, the Company expects to generate 2008 earnings per share from continuing operations of $3.05 to $3.10 compared with $2.65 per share in fiscal 2007 and return on total capital of approximately 21 percent. Rationalization of operations expense is estimated to be approximately $90 million for fiscal 2008. Operating cash flow is targeted at approximately $3.3 billion and capital expenditures are estimated to be $0.8 billion for 2008.

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

Item 4. Controls and Procedures

Emerson maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including the Company’s certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of June 30, 2008, to provide reasonable assurance of the achievement of these objectives.

Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

There was no change in the Company's internal control over financial reporting during the quarter ended June 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased (000s)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (000s)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (000s)
April 2008	1,760	$52.58	1,760	3,862

May 2008	1,320	$56.01	1,320	82,542

June 2008	1,540	$53.63	1,540	81,002

Total	4,620	$53.91	4,620	81,002

The Company’s Board of Directors authorized the repurchase of up to 80 million shares under the November 2001 program, as adjusted for the Company’s December 2006 two-for-one stock split.  The Board of Directors approved a new program on May 6, 2008, for the repurchase of up to 80 million additional shares. The maximum number of shares that may yet be purchased under these programs was 81.0 million as of June 30, 2008.

Item 6. Exhibits.

(a) Exhibits (Listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

10.1	Amendment to the Emerson Electric Co. 2006 Incentive Shares Plan

10.2	Summary of Changes to Compensation Arrangements with Non-Management Directors

12	Ratio of Earnings to Fixed Charges.

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMERSON ELECTRIC CO.

Date: August 6, 2008	By /s/ Walter J. Galvin
Walter J. Galvin
Senior Executive Vice President
and Chief Financial Officer

(on behalf of the registrant and
as Chief Financial Officer)

INDEX TO EXHIBITS

Exhibits are listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K.

Exhibit No.	Exhibit

10.1	Amendment to the Emerson Electric Co. 2006 Incentive Shares Plan

10.2	Summary of Changes to Compensation Arrangements with Non-Management Directors

12	Ratio of Earnings to Fixed Charges.

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.