Form 10-K
period 2008-09-30
EMERSON ELECTRIC CO
filed 2008-11-25
CIK 32604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Small Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

Aggregate market value of the voting stock held by nonaffiliates of the registrant as of close of business on March 31, 2008: $40.1 billion.

Common stock outstanding at October 31, 2008: 767,063,304 shares.

Documents Incorporated by Reference

1.   Portions of Emerson Electric Co. 2008 Annual Report to Stockholders (Parts I and II).

2.   Portions of Emerson Electric Co. Notice of 2009 Annual Meeting of Stockholders and Proxy Statement (Part III).

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

•
Appliance and Tools, providing uniquely designed motors for a broad range of applications, appliances and integrated appliance solutions, and tools for both homeowners and professionals, as well as home and commercial storage systems

Sales, earnings before interest and income taxes, and total assets attributable to each segment for the three years ended September 30, 2008, are set forth in Note 16 of Notes to Consolidated Financial Statements of the 2008 Annual Report, which note is hereby incorporated by reference. Sales by segment in 2008 were Process Management 26 percent, Industrial Automation 19 percent, Network Power 25 percent, Climate Technologies 15 percent, and Appliance and Tools 15 percent. Sales by geographic destination in 2008 were United States 46 percent, Europe 23 percent, Asia 18 percent and other regions 13 percent. Information with respect to acquisition and divestiture activities by Emerson is set forth in Note 3 of Notes to Consolidated Financial Statements of the 2008 Annual Report, which note is hereby incorporated by reference.

PROCESS MANAGEMENT

The Process Management segment offers customers product technology as well as engineering and project management services for precision control, monitoring and asset optimization of plants that produce power or that process or treat such items as oil, natural gas and petrochemicals; food and beverages; pulp and paper; pharmaceuticals; and municipal water supplies. This array of products and services helps customers optimize their process plant capabilities in the areas of plant safety and reliability, and product quality and output. In 2008, sales by geographic destination for this segment were United States 32 percent, Europe 24 percent, Asia 21 percent and other regions 23 percent.

Process Management Systems and Software

Emerson’s Process Management systems and software control plant processes by collecting and analyzing information from measurement devices in the plant, and by using that information to adjust valves, pumps, motors, drives and other control hardware in the plant for maximum product quality and process efficiency. Emerson’s process control systems can be extended wirelessly to support a mobile workforce with handheld tools/communicators, provide site-wide location tracking of people and assets, enable video monitoring and communicate with wireless field devices, increasing the information available to operations.

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

Emerson also provides these same technologies with wireless communication capability. This allows customers to monitor processes or equipment that were previously not measurable (remote, moving/rotating) or not economical to measure due to the cost and difficulty of running wires in industrial process plants.

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

PlantWeb®  Digital Plant Architecture

Emerson’s PlantWeb digital plant architecture combines the technologies described above with the advantages of “intelligent” plant devices (valves and measurement instruments that have advanced diagnostic capabilities), open communication standards (non-proprietary wired and wireless digital protocols allowing the plant devices and the control system to “talk” with one another) and integrated modular software, not only to control the process better but also to collect and analyze valuable information about plant assets and processes. This capability gives customers the ability to detect or predict changes in equipment and process performance and the impact they can have on plant operations. The PlantWeb architecture provides the insight to improve plant availability and safety, and also furnishes a platform to continually improve asset management and standards compliance, and to reduce startup, operations and maintenance costs.

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

Brands

Service/trademarks and trade names within the Process Management segment include Emerson Process Management, AMS Suite, Baumann, Bettis, Bristol, CSI, Damcos, Daniel, DeltaV, El-O-Matic, Fisher, Guardian, Micro Motion, Ovation, PlantWeb, ROC, Rosemount, Smart Process, SureService, Tescom and TopWorx.

INDUSTRIAL AUTOMATION

The Industrial Automation segment provides integrated manufacturing solutions to our customers at the source of manufacturing their own products. Products include motors, transmissions, alternators, fluid controls and materials joining equipment. Through these offerings, Emerson brings technology and enhanced quality to the customer’s final product. In 2008, sales by geographic destination for this segment were United States 39 percent, Europe 42 percent, Asia 11 percent and other regions 8 percent.

Motors and Drives

Emerson provides a broad line of drives and electric motors that are used in a wide variety of manufacturing operations and products, from production assembly lines to escalators in shopping malls or supermarket checkout stations. Products in this category include alternating current (AC) and direct current (DC) electronic variable speed drives, servo motors, pump motors, drive control systems, integral horsepower motors (1 HP and above), fractional horsepower motors (less than 1 HP) and gear drives.

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

NETWORK POWER

Emerson’s Network Power segment designs, manufactures, installs and maintains products providing “grid to chip” electric power conditioning, power reliability and environmental control for telecommunications networks, data centers and other critical applications. Products in this segment include power systems, embedded power supplies, precision cooling and inbound power systems, along with 24-hour service. In 2008, sales by geographic destination for this segment were United States 41 percent, Europe 20 percent, Asia 28 percent and other regions 11 percent.

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

Embedded Computing

Embedded Computing designs and develops embedded computer systems for original equipment manufacturers and systems integrators serving telecommunications, defense, aerospace, medical and industrial automation end markets. Products range from communication platforms, blades and modules to enabling software and professional services.

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

Brands

Service/trademarks and trade names within the Network Power segment include Emerson Network Power, Aperture, Artesyn, ASCO Power Technologies, Astec, Engineered Endeavors, Knürr, Liebert, Liebert Services, Netsure, Netspan, Semflex, Stratos and Trompeter.

CLIMATE TECHNOLOGIES

The Climate Technologies segment provides products and services for all areas of the climate control industry, including residential, commercial and industrial heating and air conditioning, and commercial refrigeration. Our technology enables homeowners and businesses to better manage their heating, air- conditioning, and refrigeration systems for improved control and lower energy bills. This segment also digitally controls and remotely monitors refrigeration units in grocery stores and other food distribution outlets to enhance freshness and food safety. In 2008, sales by geographic destination for this segment were United States 55 percent, Europe 16 percent, Asia 18 percent and other regions 11 percent.

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

APPLIANCE AND TOOLS

Emerson’s Appliance and Tools segment includes a broad range of products and solutions in motors, appliances and components, tools and storage. In 2008, sales by geographic destination for this segment were United States 82 percent, Europe 5 percent, Asia 3 percent and other regions 10 percent.

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

Brands

Service/trademarks and trade names within the Appliance and Tools segment include Emerson Appliance Solutions, Emerson Heating Products, Emerson Motor Technologies, Emerson Professional Tools, Emerson Storage Solutions, ClosetMaid, Digital Appliance Controls, Emerson, Flo Healthcare, InSinkErator, Knaack, Lionville, Mallory, METRO, RIDGID, U.S. Electrical Motors and Weather Guard.

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

RAW MATERIALS

Emerson's major requirements for basic raw materials include steel, copper, cast iron, electronics, aluminum and brass and, to a lesser extent, plastics and other petroleum-based chemicals. Emerson has multiple sources of supply for each of its major requirements and is not significantly dependent on any one or a few suppliers. Although recent high prices for some raw materials have caused pricing pressures to some of our businesses, the raw materials and various purchased components required for its products have generally been available in sufficient quantities.

PATENTS, TRADEMARKS AND LICENSES

The Company has a number of patents, trademarks and licenses, obtained over a number of years and expiring at various times. While proprietary intellectual property is important to the Company, management believes the loss or expiration of any intellectual property right would not materially impact the Company or any of its segments.

BACKLOG

The estimated consolidated order backlog of the Company was $5,518 million and $4,917 million at September 30, 2008 and 2007, respectively. Nearly all of the September 30, 2008 consolidated backlog amount is expected to be shipped within one year. The estimated backlog by business segment at September 30, 2008 and 2007 follows:

(dollars in millions)	2007	2008
Process Management	$2,531	2,897
Industrial Automation	599	760
Network Power	1,093	1,230
Climate Technologies	375	396
Appliance and Tools	319	235
Consolidated Order Backlog	$4,917	5,518

COMPETITION

Emerson's businesses operate in markets that are highly competitive, and Emerson competes on product performance, quality, service and/or price across the industries and markets served. A significant element of the Company's competitive strategy is to deliver solutions to our customers by manufacturing high quality products at the best relevant global cost. Although no single company competes directly with Emerson in all of the Company's product lines, various companies compete in one or more product lines. Some of these companies have substantially greater sales and assets than Emerson, and Emerson also competes with many smaller companies. The number of Emerson's competitors varies by product line, and management believes that Emerson has a market leadership position in many of these product lines.

RESEARCH AND DEVELOPMENT

Costs associated with Company-sponsored research and development activities were $458 million, $397 million and $356 million in 2008, 2007 and 2006, respectively.

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

EMPLOYEES

Emerson and its subsidiaries had an average of approximately 140,700 employees during 2008. Management believes that the Company's employee relations are favorable. Some of the Company's employees are represented under collective bargaining agreements, but none of these agreements is considered significant.

DOMESTIC AND FOREIGN OPERATIONS

International sales were $13,479 million in 2008, $11,219 million in 2007 and $9,166 million in 2006, including U.S. exports of $1,537 million, $1,277 million and $1,127 million in 2008, 2007 and 2006, respectively. Although there are additional risks attendant to foreign operations, such as possible nationalization of facilities, currency fluctuations and restrictions on the movement of funds, Emerson's financial position has not been materially affected thereby to date. See Note 16 of Notes to Consolidated Financial Statements of the 2008 Annual Report, which note is hereby incorporated by reference, for further information with respect to foreign operations.

INTERNET ACCESS

Emerson's Forms 10-K, 10-Q, 8-K and all amendments to those reports are available without charge through Emerson's web site on the Internet as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. They may be accessed as follows: www.emerson.com, Investor Relations, SEC Filings. Information on Emerson’s web site does not constitute part of this Form 10-K.

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

We Operate In Businesses That Are Subject To Competitive Pressures That Could Affect Prices Or Demand For Our Products

Our businesses operate in markets that are highly competitive, and we compete on the basis of product performance, quality, service and/or price across the industries and markets served. A significant element of our competitive strategy is to deliver solutions to our customers by manufacturing high quality products at the best relevant global cost. Some of our competitors have greater sales, assets and financial resources than our Company. Competitive pressures could affect prices or customer demand for our products, impacting our profit margins and/or resulting in a loss of market share.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

At September 30, 2008, Emerson had approximately 255 manufacturing locations worldwide, of which approximately 165 were located outside the United States, primarily in Europe and to a lesser extent in Asia, Canada and Latin America. The approximate numbers of manufacturing locations by business segment are: Process Management, 60; Industrial Automation, 75; Network Power, 40; Climate Technologies, 40; and Appliance and Tools, 40. The majority of the locations are owned, with the remainder occupied under operating or capital leases. The Company considers its facilities suitable and adequate for the purposes for which they are used.

Item 3. Legal Proceedings

The information regarding legal proceedings set forth in Note 12 of Notes to Consolidated Financial Statements of the 2008 Annual Report is hereby incorporated by reference.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended September 30, 2008.

_____________________________________________________________

Executive Officers of the Registrant

The following sets forth certain information as of November 2008 with respect to Emerson's executive officers. Fiscal Year column indicates the first year the executive served as an officer of the Company. These officers have been elected or appointed to terms which will expire February 3, 2009:

Name	Position	Age	Fiscal Year
D. N. Farr*	Chairman of the Board, Chief Executive Officer and President	53	1985

C. W. Ashmore	Senior Vice President - Planning and Development	46	2001

W. J. Galvin	Senior Executive Vice President and Chief Financial Officer	62	1984

E. L. Monser	Chief Operating Officer	58	2002

C. A. Peters	Senior Executive Vice President	53	1990

R. J. Schlueter	Vice President and Chief Accounting Officer	54	1992

F. L. Steeves	Senior Vice President, Secretary and General Counsel	54	2007

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

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information regarding the market for the Company's common stock, quarterly market price ranges and dividend payments set forth in Note 18 of Notes to Consolidated Financial Statements of the 2008 Annual Report is hereby incorporated by reference. There were approximately 26,445 stockholders of record at September 30, 2008.

Repurchases of equity securities during the fourth quarter of 2008 are listed in the following table.

Period	(a) Total Number of Shares Purchased (000s)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (000s)	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (000s)
July 2008	2,460	$49.54	2,460	78,542
August 2008	2,580	$48.03	2,580	75,962
September 2008	3,570	$42.65	3,570	72,392
Total	8,610	$46.23	8,610	72,392

The Company’s Board of Directors authorized the repurchase of up to 80 million shares under the November 2001 program, as adjusted for the Company’s December 2006 two-for-one stock split. The Board of Directors approved a new program on May 6, 2008, for the repurchase of up to 80 million additional shares. The maximum number of shares that may yet be purchased under the 2008 program was 72.4 million and no shares remain under the November 2001 program.

Item 6. Selected Financial Data

Years ended September 30
(dollars in millions, except per share amounts)

	2004	2005 (a)	2006	2007	2008
Net sales	$15,226	16,902	19,734	22,131	24,807
Earnings from continuing operations	$1,246	1,413	1,839	2,129	2,454
Earnings from continuing operations per common share (basic)	$1.49	1.70	2.25	2.68	3.14
Earnings from continuing operations per common share (diluted)	$1.48	1.69	2.23	2.65	3.11
Cash dividends per common share	$0.80	0.83	0.89	1.05	1.20
Long-term debt	$3,136	3,128	3,128	3,372	3,297
Total assets	$16,361	17,227	18,672	19,680	21,040

Information presented in the selected financial data reflects the December 2006 two-for-one stock split. The European appliance motor and pump business for all periods presented and the Brooks Instrument flow meters and flow controls unit for 2008 only are classified as discontinued operations. See Note 3 of Notes to Consolidated Financial Statements of the 2008 Annual Report, which note is hereby incorporated by reference, for information regarding the Company's acquisition and divestiture activities.

(a) Fiscal 2005 includes tax expense of $63 million ($0.07 per share) related to the repatriation of foreign earnings under the American Jobs Creation Act of 2004.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information appearing under “Results of Operations,” “Financial Position, Capital Resources and Liquidity,” “Critical Accounting Policies” and the "Safe Harbor Statement" in the 2008 Annual Report are hereby incorporated by reference.

Fiscal 2009 Outlook

Fiscal year 2008 was a record year and Emerson is well positioned moving into an uncertain 2009 recessionary environment. Reported sales are forecast to be in the range of $23.5 billion to $25.5 billion, or negative 5 percent to positive 3 percent compared to 2008 sales of $24.8 billion. Underlying sales growth is expected to be in the range of negative 4 percent to positive 4 percent, which excludes an estimated 5 percent unfavorable impact of foreign currency translation at current exchange rates, and a favorable impact from completed and assumed future acquisitions of approximately 4 percent. Based on this level of sales, the Company forecasts 2009 earnings per share in the range of $2.80 to $3.20. There can be no assurance when and if future acquisitions will be completed, and what impact future exchange rates will have.

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

Earnings, earnings per share, return on equity and return on total capital excluding one-time gains and losses provide additional insight into the underlying, ongoing operating performance of the Company and facilitate period-to-period comparisons by excluding the earnings impact of these items. Given the unique nature of these items, management believes that presenting earnings, earnings per share, return on equity and return on total capital excluding them is more representative of the Company’s operational performance and may be more useful for investors. However, these financial measures are not intended to replace earnings, earnings per share, return on equity or return on total capital as determined in accordance with U.S. GAAP.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Information appearing under "Financial Instruments" in the 2008 Annual Report is hereby incorporated by reference.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements of the Company and its subsidiaries and the report thereon of KPMG LLP in the 2008 Annual Report are hereby incorporated by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Emerson maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including the Company’s certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of September 30, 2008, to provide reasonable assurance of the achievement of these objectives.

Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports.

There was no change in the Company's internal control over financial reporting during the quarter ended September 30, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management’s report on internal control over financial reporting, and the related report of the Company’s auditor, KPMG LLP, an independent registered public accounting firm, appearing in the 2008 Annual Report are hereby incorporated by reference.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding nominees and directors appearing under "Nominees and Continuing Directors" in the Emerson Electric Co. Notice of Annual Meeting of Stockholders and Proxy Statement for the February 2009 annual stockholders' meeting (the "2009 Proxy Statement") is hereby incorporated by reference. Information regarding executive officers is set forth in Part I of this report. Information appearing under "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2009 Proxy Statement is hereby incorporated by reference. Information regarding the Audit Committee and Audit Committee Financial Expert appearing under "Board of Directors and Committees" in the 2009 Proxy Statement is hereby incorporated by reference.

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

Item 11. Executive Compensation

Information appearing under “Board of Directors and Committees—Compensation Committee,” “Board of Directors and Committees—Corporate Governance and Nominating Committee,” “Director Compensation,” “Executive Compensation” (including, but not limited to, the information set forth under “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Summary Compensation Table”) and “Compensation Committee Interlocks and Insider Participation” in the 2009 Proxy Statement is hereby incorporated by reference.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding beneficial ownership of shares by nominees and continuing directors, named executive officers and by all directors and executive officers as a group appearing under "Stock Ownership of Directors and Executive Officers" in the 2009 Proxy Statement is hereby incorporated by reference.

Equity Compensation Plan Information

The following table sets forth aggregate information regarding the Company’s equity compensation plans as of September 30, 2008:

Number of Securities
Remaining Available for
	Number of Securities	Weighted-Average	Future Issuance under
	to be Issued upon	Exercise Price of	Equity Compensation
	Exercise of	Outstanding	Plans (Excluding
	Outstanding Options,	Options, Warrants	Securities Reflected in
	Warrants and Rights	and Rights	Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	19,359,953	$36.31	27,729,440

Equity compensation plans not approved by security holders	-	-	-

Total	19,359,953	$36.31	27,729,440

(1)
Includes the Company’s Stock Option and previously approved Incentive Shares Plans. Included in column (a) are 5,008,800 shares reserved for performance share awards (awarded in 2007), which will be distributed primarily in shares of common stock and partially in cash contingent upon the Company achieving the financial objective through 2010 and performance of services by the employees. As provided by the Company’s Incentive Shares Plans, performance share awards represent a commitment to issue such shares without cash payment by the employee, contingent upon achievement of the objective and the performance of services by the employee. The price in column (b) represents the weighted-average exercise price for outstanding options. Included in column (c) are 15,958,094 shares remaining available for award under the previously approved 2006 Incentive Shares Plan and 410,254 shares remaining available under the previously approved Restricted Stock Plan for Non-Management Directors.

Information regarding stock option plans and incentive shares plans set forth in Note 14 of Notes to Consolidated Financial Statements of the 2008 Annual Report is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information appearing under “Director Independence” in the 2009 Proxy Statement is hereby incorporated by reference.

Item 14. Principal Accounting Fees and Services

Information appearing under "Fees Paid to KPMG LLP" in the 2009 Proxy Statement is hereby incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

A)	Documents filed as a part of this report:

1.	The consolidated financial statements of the Company and its subsidiaries and the report thereon of KPMG LLP in the 2008 Annual Report.

2.	Financial Statement Schedules

All schedules are omitted because they are not required, not applicable or the information is given in the financial statements or notes thereto contained in the 2008 Annual Report.

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

3(b)	Bylaws of Emerson Electric Co., as amended through February 5, 2008, incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended March 31, 2008, File No. 1-278, Exhibit 3.1.

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

10(c)*	Amended and Restated Emerson Electric Co. Continuing Compensation Plan for Non-Management Directors, incorporated by reference to Emerson Electric Co. 2007 Form 10-K, File No. 1-278, Exhibit 10(c).

10(d)*
Amended and Restated Deferred Compensation Plan for Non-Employee Directors and Forms of Payment Election Form, Initial Notice of Election and Notice of Election Change, incorporated by reference to Emerson Electric Co. 2007 Form 10-K, File No. 1-278, Exhibit 10(d).

10(e)*
First Amendment to the Emerson Electric Co. Supplemental Executive Retirement Plan, incorporated by reference to Emerson Electric Co. 1999 Form 10-K, File No. 1-278, Exhibit 10(h), and Form of Change of Control Election, incorporated by reference to Emerson Electric Co. Form 8-K dated October 1, 2004, Exhibit 10.9 (applicable only with respect to benefits vested as of December 31, 2004).

10(f)*
Amended and Restated Emerson Electric Co. Pension Restoration Plan and Forms of Participation Award Letter, Acceptance of Award and Benefit Election Forms (applicable only with respect to benefits after January 1, 2005), incorporated by reference to Emerson Electric Co. 2007 Form 10-K, File No. 1-278, Exhibit 10(f).

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

10(h)*
Amended and Restated Emerson Electric Co. Savings Investment Restoration Plan and Forms of Participation Agreement, Annual Election Form and Payment Election Form (applicable only with respect to benefits after January 1, 2005), incorporated by reference to Emerson Electric Co. 2007 Form 10-K, File No. 1-278, Exhibit 10(h), and First Amendment to Emerson Electric Co. Savings Investment Restoration Plan, incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended March 31, 2008, File No. 1-278, Exhibit 10.1.

10(i)*	Amended and Restated Emerson Electric Co. Annual Incentive Plan and Form of Acceptance of Award, incorporated by reference to Emerson Electric Co. 2007 Form 10-K, File No. 1-278, Exhibit 10(i).

10(j)*
1997 Incentive Shares Plan, incorporated by reference to Emerson Electric Co. 1997 Proxy Statement dated December 6, 1996, File No. 1-278, Exhibit A, and First Amendment thereto, incorporated by reference to Emerson Electric Co. 2001 Form 10-K, File No. 1-278, Exhibit 10(j), Amendment for 409A Compliance, incorporated by reference to Emerson Electric Co. 2007 Form 10-K, File No. 1-278, Exhibit 10(j), Form of Performance Share Award Certificate, Forms of Acceptance of Award and Change of Control Election, incorporated by reference to Emerson Electric Co. Form 8-K dated October 1, 2004, Exhibit 10.5, and Form of Restricted Shares Award Agreement, incorporated by reference to Emerson Electric Co. Form 8-K dated October 1, 2004, Exhibit 10.6.

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

10(o)*
Description of Non-Management Director Compensation, incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended March 31, 2007, File No. 1-278, Exhibit 10.1, and Summary of Changes to Compensation Arrangements for Non-Management Directors, incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended June 30, 2008, File No. 1-278, Exhibit 10.2.

10(p)*	Description of Named Executive Officer Compensation, incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended December 31, 2004, Exhibit 10.1.

10(q)*
Emerson Electric Co. 2006 Incentive Shares Plan, incorporated by reference to Emerson Electric Co. 2006 Proxy Statement dated December 16, 2005, Appendix C, Amendment for 409A Compliance, incorporated by reference to Emerson Electric Co. 2007 Form 10-K, File No. 1-278, Exhibit 10(q), Forms of Performance Share Award Certificate, Acceptance of Award and Restricted Share Award Agreement, incorporated by reference to Emerson Electric Co. 2007 Form 10-K, File No. 1-278, Exhibit 10(q), and Amendment to Emerson Electric Co. 2006 Incentive Shares Plan, incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended June 30, 2008, File No. 1-278, Exhibit 10.1.

10(r)	Long-Term Credit Agreement dated as of April 28, 2006, incorporated by reference to Emerson Electric Co. Form 8-K dated May 2, 2006, Exhibit 10.1.

10(s)*	Letter Agreement effective as of April 4, 2007, by and between Emerson Electric Co. and W. Wayne Withers, incorporated by reference to Emerson Electric Co. Form 8-K dated April 4, 2007, Exhibit 10.1.

10(t)*
Consulting Contract made and entered into as of April 4, 2007, by and between Emerson Electric Co. and W. Wayne Withers, incorporated by reference to Emerson Electric Co. Form 8-K dated April 4, 2007, Exhibit 10.2.

12	Ratio of Earnings to Fixed Charges.

13	Portions of Emerson Electric Co. Annual Report to Stockholders for the year ended September 30, 2008, incorporated by reference herein.

21	Subsidiaries of Emerson Electric Co.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney.

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

* Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERSON ELECTRIC CO.

By	/s/	W. J. Galvin

W. J. Galvin
Senior Executive Vice President
and Chief Financial Officer

Date: November 24, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on November 24, 2008, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ D. N. Farr	Chairman of the Board, Chief Executive Officer and President
D. N. Farr

/s/ W. J. Galvin	Senior Executive Vice President, Chief Financial Officer and Director
W. J. Galvin

/s/ R. J. Schlueter	Vice President and Chief Accounting Officer
R. J. Schlueter

*	Director
A. A. Busch III

*	Director
D. C. Farrell

*	Director
C. Fernandez G.

*	Director
A. F. Golden

*	Director
H. Green

*	Director
R. B. Horton

*	Director
W. R. Johnson

*	Director
V. R. Loucks, Jr.

*	Director
J. B. Menzer

*	Director
C. A. Peters

*	Director
J. W. Prueher

*	Director
R. L. Ridgway

*	Director
R. L. Stephenson

* By	/s/	W. J. Galvin
W. J. Galvin
Attorney-in-fact

INDEX TO EXHIBITS

Exhibits are listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K.

Exhibit No.	Exhibit
12	Ratio of Earnings to Fixed Charges

13	Portions of Emerson Electric Co. Annual Report to Stockholders for the year ended September 30, 2008, incorporated by reference herein

21	Subsidiaries of Emerson Electric Co.

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney

31	Certifications pursuant to Exchange Act Rule 13a - 14(a)

32	Certifications pursuant to Exchange Act Rule 13a - 14(b) and 18 U.S.C. Section 1350

*Management contract or compensatory plan.

See Item 15(A) 3. for a list of exhibits incorporated by reference.