Form 10-Q
period 2008-12-31
EMERSON ELECTRIC CO
filed 2009-02-04
CIK 32604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Common stock of $0.50 par value per share outstanding at January 31, 2009: 755,037,306 shares.

FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
THREE MONTHS ENDED DECEMBER 31, 2007 AND 2008
(Dollars in millions, except per share amounts; unaudited)

	Three Months Ended
	December 31,
	2007	2008

Net Sales	$5,520	5,415

Costs and expenses:

Cost of sales	3,510	3,419
Selling, general and administrative expenses	1,184	1,193
Other deductions, net	3	91
Interest expense (net of interest income of $14 and $11, respectively)	50	43

Earnings from continuing operations before income taxes	773	669

Income taxes	254	211

Earnings from continuing operations	519	458

Discontinued operations, net of tax	46	-

Net earnings	$565	458

Basic earnings per common share:
Earnings from continuing operations	$0.66	0.60
Discontinued operations	0.06	-

Basic earnings per common share	$0.72	0.60

Diluted earnings per common share:
Earnings from continuing operations	$0.65	0.60
Discontinued operations	0.06	-

Diluted earnings per common share	$0.71	0.60

Cash dividends per common share	$0.30	0.33

See accompanying Notes to Consolidated Financial Statements.

FORM 10-Q

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except per share; unaudited)

	September 30,	December 31,
	2008	2008
ASSETS
Current assets
Cash and equivalents	$1,777	1,668
Receivables, less allowances of $90 and $89, respectively	4,618	4,007
Inventories	2,348	2,470
Other current assets	588	728

Total current assets	9,331	8,873

Property, plant and equipment, net	3,507	3,459

Other assets
Goodwill	6,562	6,556
Other	1,640	1,634

Total other assets	8,202	8,190
	$21,040	20,522

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term borrowings and current maturities of long-term debt	$1,221	2,042
Accounts payable	2,699	2,171
Accrued expenses	2,480	2,412
Income taxes	173	203

Total current liabilities	6,573	6,828

Long-term debt	3,297	3,234

Other liabilities	2,057	2,058

Stockholders’ equity
Preferred stock of $2.50 par value per share
Authorized 5.4 shares; issued – none	-	-
Common stock of $0.50 par value per share
Authorized 1,200.0 shares; issued 953.4 shares; outstanding 771.2 shares and 759.0 shares, respectively	477	477
Additional paid-in capital	146	140
Retained earnings	14,002	14,208
Accumulated other comprehensive income	141	(356)
Cost of common stock in treasury, 182.2 shares and 194.4 shares, respectively	(5,653)	(6,067)

Total stockholders' equity	9,113	8,402
	$21,040	20,522

See accompanying Notes to Consolidated Financial Statements.

FORM 10-Q

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2007 AND 2008
(Dollars in millions; unaudited)

	Three Months Ended
	December 31,
	2007	2008
Operating activities
Net earnings	$565	458
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	171	176
Changes in operating working capital	(307)	(316)
Other	(6)	1

Net cash provided by operating activities	423	319

Investing activities
Capital expenditures	(127)	(132)
Purchases of businesses, net of cash and equivalents acquired	(377)	(271)
Other	183	(12)

Net cash used in investing activities	(321)	(415)

Financing activities
Net increase in short-term borrowings	1,050	968
Proceeds from long-term debt	-	2
Principal payments on long-term debt	-	(186)
Dividends paid	(237)	(252)
Purchases of treasury stock	(194)	(433)
Other	(61)	(35)

Net cash provided by financing activities	558	64

Effect of exchange rate changes on cash and equivalents	38	(77)

Increase (decrease) in cash and equivalents	698	(109)

Beginning cash and equivalents	1,008	1,777

Ending cash and equivalents	$1,706	1,668

Changes in operating working capital
Receivables	$143	439
Inventories	(170)	(164)
Other current assets	74	(85)
Accounts payable	(244)	(424)
Accrued expenses	(152)	(142)
Income taxes	42	60
	$(307)	(316)

See accompanying Notes to Consolidated Financial Statements.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Notes to Consolidated Financial Statements

1.
The accompanying unaudited consolidated financial statements, in the opinion of management, include all adjustments necessary for a fair presentation of the results for the interim periods presented.  These adjustments consist of normal recurring accruals.  The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required for annual financial statements presented in conformity with U.S. generally accepted accounting principles.  First quarter 2008 results in this Form 10-Q reflect the Company’s reclassification of its European appliance motor and pump business as discontinued operations, which occurred in the second quarter of 2008.  For further information refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2008.

2.	Reconciliations of weighted average common shares for basic earnings per common share and diluted earnings per common share follow (shares in millions):

	Three Months Ended
	December 31,
	2007	2008

Basic	786.5	763.2
Dilutive shares	10.0	4.7
Diluted	796.5	767.9

3.	Comprehensive income (loss) is summarized as follows (dollars in millions):

	Three Months Ended
	December 31,
	2007	2008

Net earnings	$565	458
Foreign currency translation	95	(400)
Cash flow hedges and other	(33)	(97)
	$627	(39)

Changes in foreign currency translation are due to the stronger U.S. dollar.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

4.	Other Financial Information (dollars in millions):

	September 30,	December 31,
	2008	2008

Inventories
Finished products	$884	980
Raw materials and work in process	1,464	1,490
	$2,348	2,470

Property, plant and equipment, net
Property, plant and equipment, at cost	$8,691	8,589
Less accumulated depreciation	5,184	5,130
	$3,507	3,459

Goodwill by segment
Process Management	$2,043	2,002
Industrial Automation	1,107	1,178
Network Power	2,432	2,387
Climate Technologies	412	407
Appliance and Tools	568	582
	$6,562	6,556

Changes in the goodwill balances since September 30, 2008, are primarily due to foreign currency translation, as well as additions from acquisitions, primarily in the Industrial Automation segment ($131 million).  Valuations of certain assets are in-process; purchase price allocations for acquisitions are subject to refinement.

Other assets, other
Intellectual property and customer relationships	$627	680
Pension plans	436	393
Capitalized software	192	196
Other	385	365
	$1,640	1,634

Product warranty liability	$204	187

Other liabilities
Deferred income taxes	$533	566
Postretirement plans, excluding current portion	417	419
Retirement plans	325	314
Minority interests	188	158
Other	594	601
	$2,057	2,058

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

5.	Net periodic pension expense is summarized as follows (dollars in millions):

	Three Months Ended
	December 31,
	2007	2008

Service cost	$18	18
Interest cost	52	56
Expected return on plan assets	(68)	(72)
Net amortization	24	21
	$26	23

Net postretirement plan expense is summarized as follows (dollars in millions):

	Three Months Ended
	December 31,
	2007	2008

Service cost	$1	1
Interest cost	7	7
Net amortization	7	2
	$15	10

6.	Other deductions, net are summarized as follows (dollars in millions):

	Three Months Ended
	December 31,
	2007	2008

Other deductions, net
Rationalization of operations	$9	43
Amortization of intangibles	17	23
Other	41	29
Gains	(64)	(4)
	$3	91

Other deductions, net increased due to higher rationalization costs in fiscal 2009 (see note 7 for further details) and nonrecurring gains in fiscal 2008.  For the three months ended December 31, 2007, the Company received $54 million and recognized a gain of $39 million ($20 million after-tax) on the sale of an equity investment in Industrial Motion Control Holdings, LLC, a manufacturer of motion control components for automation equipment, and recorded a pretax gain of $18 million related to the sale of a facility.  For the first quarter of fiscal 2009, Other included approximately $7 million of losses on foreign exchange transactions compared with $4 million of gains in the prior year period.  During the first quarter of fiscal 2008, Other included an approximate $15 million charge for in-process research and development in connection with the acquisition of Motorola Inc.’s Embedded Computing business.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

7.	The change in the liability for rationalization of operations during the three months ended December 31, 2008, follows (dollars in millions):

	September 30,			December 31,
	2008	Expense	Paid/Utilized	2008
Severance and benefits	$33	34	12	55
Lease/contract terminations	5	1	1	5
Fixed asset write-downs	-	1	1	-
Vacant facility and other shutdown costs	1	2	2	1
Start-up and moving costs	1	5	5	1
	$40	43	21	62

Expense associated with the rationalization of operations summarized by business segment follows (dollars in millions):

	Three Months Ended
	December 31,
	2007	2008

Process Management	$1	2
Industrial Automation	3	3
Network Power	3	20
Climate Technologies	1	14
Appliance and Tools	1	4
	$9	43

Rationalization of operations comprises expenses associated with the Company’s efforts to continuously improve operational efficiency and to expand globally in order to remain competitive on a worldwide basis.  These expenses result from numerous individual actions implemented across the divisions on an ongoing basis.  Rationalization of operations includes costs for moving facilities, starting-up plants after relocation or business expansion, exiting product lines, curtailing/downsizing operations because of changing economic conditions, and other costs resulting from asset redeployment decisions.  Noteworthy rationalization actions during the first quarter of 2009 included Network Power which incurred severance and benefits and start up and moving costs related to the consolidation of certain power systems production into low cost areas in North America and Europe, severance and start up and moving costs related to shifting certain engineering capabilities from Europe to Asia, as well as integration costs related to the Embedded Computing acquisition.  Climate Technologies incurred severance related to relocation of a production facility in Europe.  Appliance and Tools incurred severance related to consolidation and downsizing of certain production facilities in North America.

Given the difficult economic environment, the Company expects actions to be taken that will increase rationalization expense for all of fiscal 2009 to a total of approximately $175 million to $200 million.  This total includes the $43 million shown above, as well as costs to complete actions initiated before the end of the first quarter and actions anticipated to be approved and initiated during the remainder of the year.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

8.	Summarized information about the Company's operations by business segment follows (dollars in millions):

	Sales		Earnings
Three months ended December 31,	2007	2008	2007	2008

Process Management	$1,436	1,553	258	302
Industrial Automation	1,125	1,103	171	153
Network Power	1,406	1,435	180	149
Climate Technologies	766	692	102	53
Appliance and Tools	932	771	132	79
	5,665	5,554	843	736
Differences in accounting methods			53	50
Corporate and other			(73)	(74)
Eliminations/Interest	(145)	(139)	(50)	(43)

Net sales/Earnings before income taxes	$5,520	5,415	773	669

Compared to the prior year, fiscal 2009 reflects lower stock compensation expense of $31 million due to a decrease in Emerson’s stock price, and lower commodity mark-to-market costs of $27 million, offset by higher one-time gains in fiscal 2008. Intersegment sales of the Appliance and Tools segment for the three months ended December 31, 2008 and 2007, respectively, were $112 million and $122 million.

9.
Effective October 1, 2008, the Company adopted the recognition and disclosure provisions of Statement of Financial Accounting Standards (FAS) No. 157, “Fair Value Measurements.”  FAS 157 defines fair value, establishes a formal hierarchy and framework for measuring fair value, and expands disclosures about fair value measurements and the reliability of valuation inputs.  Under FAS 157, a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for that asset or liability or, in the absence of a principal market, the most advantageous market available.  Level 1 instruments have the most reliable valuations and are measured using observable market prices for the same item in active markets.  Fair values using market-observable inputs in active markets, including forward and spot prices, interest rates and volatilities for similar underlying currencies or commodities are considered Level 2.  Unobservable inputs are the least reliable for valuation and are considered Level 3.  In February 2008, the FASB delayed until fiscal 2010 the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities.  This includes goodwill and certain other intangible and long-lived assets.  The Company has in place bilateral collateral agreements with thresholds indexed to credit ratings that limit both Emerson’s and its counterparties’ exposure in the event of default. Due to the high credit quality of the Company and its counterparties there was only an inconsequential impact on the fair value of the Company’s derivative assets and liabilities due to the adoption of FAS 157.

A summary of financial assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2008, follows (dollars in millions):

	Level	Assets	Liabilities

Commodity futures	2	$-	135
Commodity options	2	$6	-
Foreign currency forwards	2	$1	92
Foreign currency options	2	$11	-
Available for sale investments	1	$4	-

10.
In December 2008, the Company acquired System Plast, a manufacturer of engineered modular belts and custom conveyer components for the bottling, baking, food processing and packaging industries, for approximately $200 million in cash.  System Plast has annual revenues of approximately $100 million and is reported in the Industrial Automation business segment.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Items 2 and 3. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

The first quarter of fiscal 2009 was challenging, but the Company’s diverse international presence provided strong underlying sales growth in Asia, Latin America, and Canada and modest sales growth in Europe, while sales in the United States declined.  Unfavorable foreign currency translation negatively impacted the first quarter results due to the strength in the U.S. dollar.  Sales increased for the Process Management and Network Power segments over the prior year period, while the Industrial Automation business experienced a slight decline as foreign currency translation had an unfavorable impact.  Sales and earnings for the Climate Technologies and Appliance and Tools businesses declined due to the weakness in the U.S. consumer markets.  Despite the economic downturn, Emerson's financial position remains strong and the Company continues to generate substantial operating cash flow.

THREE MONTHS ENDED DECEMBER 31, 2008, COMPARED WITH THREE MONTHS ENDED
DECEMBER 31, 2007

RESULTS OF OPERATIONS

Three months ended December 31,	2007	2008	Change
(dollars in millions, except per share amounts)

Net sales	$5,520	5,415	(2)%
Gross profit	$2,010	1,996	(1)%
Percent of sales	36.4%	36.9%
SG&A	$1,184	1,193
Percent of sales	21.4%	22.1%
Other deductions, net	$3	91
Interest expense, net	$50	43
Earnings from continuing operations before income taxes	$773	669	(14)%
Earnings from continuing operations	$519	458	(12)%
Net earnings	$565	458	(19)%
Percent of sales	10.2%	8.5%

EPS- Continuing operations	$0.65	0.60	(8)%
EPS- Net earnings	$0.71	0.60	(15)%

Net sales for the quarter ended December 31, 2008 were $5,415 million, a decrease of $105 million, or 2 percent, compared with net sales of $5,520 million for the quarter ended December 31, 2007.  The consolidated results reflect underlying sales (which exclude acquisitions, divestitures and foreign currency translation) that were essentially flat, with an increase of only $12 million, a 4 percent ($208 million) unfavorable impact from foreign currency translation and a 2 percent ($91 million) positive contribution from acquisitions.  The underlying sales for the first quarter were driven by a 7 percent increase in total international sales, offset by a 7 percent decrease in the United States.  The international sales growth reflects increased international demand in all of the major geographic regions, including Asia (8 percent), Europe (4 percent), Latin America (16 percent), Canada (16 percent) and Middle East/Africa (4 percent).  Underlying sales reflect a less than 2 percent loss from volume, which includes an estimated 1 percent positive impact from penetration gains, and a 2 percent positive impact from higher sales prices.  Strong sales growth in the Process Management business and slight sales growth in the Network Power business were offset by a slight sales decline in the Industrial Automation business and significant declines in the Climate Technologies and Appliance and Tools businesses which continued to be impacted by the U.S. consumer slowdown.

Costs of sales for the first quarters of fiscal 2009 and 2008 were $3,419 million and $3,510 million, respectively.  Cost of sales as a percent of net sales was 63.1 percent in the first quarter of 2009, compared with 63.6 percent in the first quarter of 2008.  Gross profit was $1,996 million and $2,010 million for the first quarters ended December 31, 2008 and 2007, respectively, primarily due to losses on foreign currency translation and lower sales volume, which were partially offset by savings from productivity improvements.  Gross profit margin was 36.9 percent and 36.4 percent for the first quarters of fiscal 2009 and 2008, respectively, reflecting benefits realized from productivity improvements and higher sales prices, which were partially offset by higher raw material and wage costs.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Selling, general and administrative (SG&A) expenses for the first quarter of 2009 were $1,193 million, or 22.1 percent of net sales, compared with $1,184 million, or 21.4 percent of net sales, for the first quarter of 2008.  The increase of $9 million was largely due to acquisitions.  The increase in SG&A as a percent of sales was primarily the result of deleverage on lower sales volume and acquisitions, partially offset by lower incentive stock compensation expense of $31 million due to a decrease in Emerson’s stock price.

Other deductions, net were $91 million for the first quarter of 2009, an $88 million increase from the $3 million for the same period in the prior year, due to higher rationalization costs in 2009 and nonrecurring gains in 2008.  For the quarter ended December 31, 2008, ongoing costs for the rationalization of operations were $43 million, compared with $9 million in the prior year period.  Gains were $4 million in the first quarter of fiscal 2009, compared with $64 million in the prior year period.  In the first quarter of fiscal 2008, the Company recognized gains of $39 million ($20 million after-tax) on the sale of an equity investment in Industrial Motion Control Holdings, LLC and $18 million on the sale of a facility.  See notes 6 and 7 for further details regarding other deductions, net and rationalization costs.

Earnings from continuing operations before income taxes for the first quarter of 2009 decreased $104 million, or 14 percent, to $669 million, compared with $773 million for the first quarter of 2008, primarily due to the increase in other deductions, net.  The earnings results predominantly reflect decreases by business segment of $53 million in Appliance and Tools, $49 million in Climate Technologies and $31 million in Network Power, partially offset by a $44 million increase in Process Management.

Income taxes were $211 million and $254 million for the three months ended December 31, 2008 and 2007, respectively, resulting in effective tax rates of 31 percent and 33 percent, respectively.  The effective tax rate for the entire fiscal year 2009 is currently estimated to be 32 percent.

Earnings from continuing operations were $458 million and earnings per share from continuing operations were $0.60 for the three months ended December 31, 2008, decreases of 12 percent and 8 percent, respectively, compared with $519 million and $0.65 for the three months ended December 31, 2007.  Higher restructuring expenses in 2009 combined with lower gains versus the prior year negatively impacted earnings per share comparisons by $0.08 per share.

As there were no discontinued operations in the first quarter of fiscal 2009, net earnings were also $458 million and earnings per share were also $0.60 for the three months ended December 31, 2008, decreases of 19 percent and 15 percent, respectively, compared with $565 million and $0.71 for the three months ended December 31, 2007.  Earnings for the first quarter of fiscal 2008 included discontinued operations of $46 million, or $0.06 per share, which included $43 million related to the Brooks Instrument flow meters and flow controls unit and $3 million related to the European appliance motor and pump business.  The 15 percent decrease in earnings per share also reflects the purchase of treasury shares.

BUSINESS SEGMENTS

Process Management

Three months ended December 31,	2007	2008	Change
(dollars in millions)

Sales	$1,436	1,553	8%
Earnings	$258	302	17%
Margin	18.0%	19.4%	1.4	pts

Process Management sales were $1,553 million in the first quarter of fiscal 2009, an increase of 8 percent over the prior year period.  Nearly all of the businesses reported higher sales, with sales and earnings (defined as earnings before interest and taxes for the business segments discussion) strong for the valves and measurement and flow businesses, reflecting continued worldwide demand in the oil and gas and power markets that the Company expects to weaken as the year progresses.  Underlying sales increased 14 percent, while foreign currency translation had a 6 percent ($77 million) negative impact.  The underlying sales increase reflects higher volume of approximately 13 percent, which includes an estimated 2 percent from penetration gains, and a 1 percent positive impact from higher prices.  Nearly all major geographic regions increased compared with the prior year period, including underlying sales growth in the United States (10 percent), Asia (23 percent), Europe (12 percent), Latin America (29 percent) and Canada (33 percent).  First quarter earnings increased 17 percent to $302 million from $258 million in the prior year period, reflecting higher sales volume and costs reductions.  The increase in margin reflects leverage on the higher volume and savings from cost reduction programs, while sales price increases and material containment nearly offset higher wage costs.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Industrial Automation

Three months ended December 31,	2007	2008	Change
(dollars in millions)

Sales	$1,125	1,103	(2)%
Earnings	$171	153	(10)%
Margin	15.2%	13.9%	(1.3	) pts

Sales decreased 2 percent to $1,103 million in the Industrial Automation segment for the three months ended December 31, 2008.  The first quarter results reflect declines in the fluid automation, electrical distribution and mechanical power transmission businesses due to slowing in the capital goods markets, partially offset by solid growth in the power generating alternator business. The Company anticipates continued weakness in the capital goods markets for the remainder of the year. Underlying sales grew 2 percent, foreign currency translation had a 5 percent ($51 million) unfavorable impact and the System Plast acquisition had a 1 percent ($6 million) positive contribution.  The underlying growth reflects an estimated 3 percent positive impact from price, as well as an approximate 1 percent decline from volume.  The underlying sales increase included 3 percent growth internationally and 1 percent growth in the United States.  The increase in international sales primarily reflects growth in Asia (7 percent), while sales in Europe were flat.  Earnings were $153 million compared with $171 million in the prior year period.  The decrease reflects significant negative mix with deleverage on lower sales volume of higher margin businesses.  Additionally, higher sales prices were more than offset by higher material and wage costs, diluting the margin.

Network Power

Three months ended December 31,	2007	2008	Change
(dollars in millions)

Sales	$1,406	1,435	2%
Earnings	$180	149	(17)%
Margin	12.8%	10.4%	(2.4	) pts

Sales in the Network Power segment increased 2 percent to $1,435 million for the first quarter of 2009 compared with the prior year period, reflecting strength in the China power systems and inbound power businesses, partially offset by a decline in the embedded power business and weakness in the uninterruptible power supply and precision cooling businesses due to the slowdown in customers’ capital spending.  The sales increase reflects underlying sales that were flat, a 6 percent ($85 million) contribution from the Embedded Computing acquisition and a 4 percent ($49 million) unfavorable impact from foreign currency translation.  The underlying sales reflect lower volume of less than 1 percent, which includes an estimated 2 percent from penetration gains, and a less than 1 percent positive impact from higher sales prices.  Geographically, underlying sales reflect increases of 9 percent in Asia and 16 percent in Latin America, while sales decreased 9 percent in the United States and 6 percent in Europe.  The Company’s market penetration in China and other Asian markets continued.  Earnings of $149 million decreased 17 percent from the prior year period primarily due to higher restructuring costs of $17 million (including acquisition integration costs) and higher wage costs.  The margin decrease also reflects a negative impact from acquisitions and unfavorable product mix, which was partially offset by savings from cost reduction actions.

Climate Technologies

Three months ended December 31,	2007	2008	Change
(dollars in millions)

Sales	$766	692	(10)%
Earnings	$102	53	(48)%
Margin	13.4%	7.7%	(5.7	) pts

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Climate Technologies sales decreased 10 percent to $692 million for the quarter ended December 31, 2008, reflecting declines across all of the businesses, including the compressor and water-heater controls businesses.  The sales decrease was driven by a 7 percent decrease in underlying sales and a 3 percent ($19 million) unfavorable impact from foreign currency translation.  The underlying sales decrease includes an estimated 10 percent decline from lower volume, which includes an approximate 2 percent benefit from penetration gains, and an estimated 3 percent positive impact from higher sales prices.  Sales declines in the compressor business reflect the slowdown in the U.S. and Asian air-conditioning and refrigeration markets.  Sales in the United States decreased 13 percent.  International sales decreased 1 percent reflecting declines in Asia (21 percent) and Latin America (5 percent), partially offset by sales growth in Europe (30 percent) due to higher heat pump compressor sales compared with low levels in the prior year period.  Earnings decreased 48 percent during the quarter to $53 million primarily due to lower sales volume, higher restructuring costs of $13 million and a negative $13 million impact from foreign currency transactions related to strengthening of the U.S. dollar in 2009 versus weakening in the prior year.  The decrease in profit margin also reflects deleverage on the lower sales volume, partially offset by favorable product mix, and higher material costs which were only partially offset by sales price increases.

 Appliance and Tools

Three months ended December 31,	2007	2008	Change
(dollars in millions)

Sales	$932	771	(17)%
Earnings	$132	79	(40)%
Margin	14.1%	10.2%	(3.9	) pts

The Appliance and Tools segment sales decreased 17 percent to $771 million in the first quarter of 2009.  This decrease reflects a 16 percent decline in underlying sales and a 1 percent ($12 million) unfavorable impact from foreign currency translation.  Declines in the storage, tools and appliance businesses were driven by the continued downturn in the U.S. residential market and declines in the motors and appliance solutions businesses reflect major customers reducing inventory and production levels due to the difficult economic conditions.  The underlying sales decrease of 16 percent reflects an estimated 21 percent decline in volume and a 5 percent positive impact from price.  Total international underlying sales declined approximately 3 percent during the quarter, while underlying sales in the United States decreased 19 percent.  Earnings were $79 million, a decrease of 40 percent compared with the prior year period.  The decrease reflects deleverage on the lower sales volume, partially offset by savings from cost reductions.  Higher sales prices were substantially offset by higher raw material and wage costs.

FINANCIAL CONDITION

A comparison of key elements of the Company's financial condition at the end of the first quarter as compared to the end of the prior fiscal year and prior quarter follows:

	September 30, 2008	December 31, 2008

Working capital (in millions)	$2,758	2,045
Current ratio	1.4 to 1	1.3 to 1
Total debt to total capital	33.1%	38.6%
Net debt to net capital	22.7%	29.6%
Interest coverage ratio	15.7	13.4

The ratios of debt to capital have changed due to an increase in short-term debt as a result of acquisitions and a decrease in capital primarily as a result of unfavorable foreign currency translation.  The Company's long-term debt is rated A2 by Moody's Investors Service and A by Standard and Poor's. The Company's interest coverage ratio (earnings before income taxes and interest expense, divided by interest expense) was 13.4 times for the three months ended December 31, 2008, compared with 13.2 times for the same period in the prior year primarily due to lower interest expense in the first quarter of 2009.

In January 2009, the Company issued $500 million of 4.875% notes due October 2019, under an automatic shelf registration statement filed with the Securities and Exchange Commission.  The net proceeds from the sale of the notes are expected to be used for general corporate purposes and to repay a portion of commercial paper borrowings.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Cash and equivalents decreased by $109 million during the three months ended December 31, 2008.  Cash flow provided by operating activities of $319 million was down $104 million compared with $423 million in the prior year period as a result of decreased earnings and an $81 million margin deposit for commodity futures contracts.  Operating cash flow and a $968 million increase in short-term borrowings were the primary funding sources for treasury stock purchases of $433 million, acquisitions of $271 million, dividends of $252 million and capital expenditures of $132 million.  For the three months ended December 31, 2008, free cash flow of $187 million (operating cash flow of $319 million less capital expenditures of $132 million) was down 37 percent from free cash flow of $296 million (operating cash flow of $423 million less capital expenditures of $127 million) for the same period in the prior year, primarily due to lower operating cash flows.  Other investing cash flow for fiscal 2008 included proceeds of $54 million related to the sale of an equity investment and $100 million related to the divestiture of the Brooks Instrument unit.

Based on the decline in asset values stemming from adverse conditions in the financial markets, and with a discount rate of 5.75%, the Company estimates the funded status of its pension plans is a $1 billion deficit at December 31, 2008.  The Company currently anticipates increasing its planned pension contributions for fiscal 2009 from $200 million to approximately $300 million, subject to review later in the year.  Fiscal 2009 pension expense is not impacted by the change in funded status.  The impact on fiscal 2010 expense is currently unknown and will be determined based on the funded status as of September 30, 2009, when the Company’s adopts the measurement date provisions of FAS 158.

Emerson maintains a conservative financial structure to provide the strength and flexibility necessary to achieve our strategic objectives.  Although the credit markets have continued to experience adverse conditions, the Company currently believes that sufficient funds will be available to meet the Company’s needs for the foreseeable future through existing resources, ongoing operations and commercial paper (or backup credit lines).  However, the Company could be adversely affected if credit market conditions deteriorate further or continue for an extended period of time and customers, suppliers and financial institutions are unable to meet their commitments to the Company.  Emerson is in a strong financial position, with total assets of $21 billion and stockholders' equity of $8 billion, and has the resources available for reinvestment in existing businesses, strategic acquisitions and managing its capital structure on a short- and long-term basis.

New Accounting Pronouncements

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”  FAS 161 requires additional derivative disclosures, including objectives and strategies for using derivatives, fair values, balance sheet locations, gains and losses for derivative instruments, and credit-risk-related contingent features in derivative agreements.  The Company believes FAS 161, which will be effective for the second quarter of fiscal 2009, will not have a material impact on the financial statements.

Emerson plans to adopt the measurement provision of FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” in the fourth quarter of fiscal 2009.  This provision requires employers to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end.  To transition to a fiscal year-end measurement date pursuant to FAS 158, the Company expects to record an approximate $15 million after-tax adjustment to ending retained earnings and accumulated other comprehensive income, and will measure its defined benefit plan assets and obligations as of September 30, 2009.

OUTLOOK

Based on current economic conditions and the Company’s performance in the first quarter of 2009, reported sales are forecast to be in the range of $23 billion to $23.7 billion, or negative 8 percent to negative 5 percent compared to 2008 sales of $24.8 billion.  Underlying sales growth is expected to be in the range of negative 6 percent to negative 3 percent, which excludes an estimated 5 percent unfavorable impact from foreign currency translation at current exchange rates, and a favorable impact from completed and assumed future acquisitions of approximately 3 percent.  Based on this level of sales, the Company forecasts 2009 earnings per share in the range of $2.70 to $2.95.  There can be no assurance when and if future acquisitions will be completed, and what impact future exchange rates will have.  Rationalization of operations expense is estimated to be approximately $175 million to $200 million for fiscal 2009.  Operating cash flow is estimated at approximately $3.2 billion to $3.4 billion and capital expenditures are estimated to be $0.7 billion for 2009.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Statements in this report that are not strictly historical may be "forward-looking" statements, which involve risks and uncertainties, and Emerson undertakes no obligation to update any such statements to reflect later developments. These risks and uncertainties include economic and currency conditions, market demand, pricing, and competitive and technological factors, among others which are set forth in the “Risk Factors” of Part I, Item 1, and the "Safe Harbor Statement" of Exhibit 13, to the Company's Annual Report on Form 10-K for the year ended September 30, 2008, which are hereby incorporated by reference.

Item 4. Controls and Procedures

Emerson maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including the Company’s certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of December 31, 2008, to provide reasonable assurance of the achievement of these objectives.

Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports.

There was no change in the Company's internal control over financial reporting during the quarter ended December 31, 2008, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities.

Period	Total Number of Shares Purchased (000s)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (000s)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (000s)

October 2008	4,600	$34.65	4,600	67,792

November 2008	3,800	$32.89	3,800	63,992

December 2008	4,400	$33.41	4,400	59,592

Total	12,800	$33.70	12,800	59,592

The Company’s Board of Directors authorized the repurchase of up to 80 million shares under the May 2008 program.  The maximum number of shares that may yet be purchased under this program is 59.6 million as of December 31, 2008.

Item 6. Exhibits.

(a)	Exhibits (Listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

3.1	Bylaws of Emerson Electric Co., as amended through November 4, 2008.

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

EMERSON ELECTRIC CO.

Date: February 4, 2009	By	/s/ Walter J. Galvin

Walter J. Galvin
Senior Executive Vice President
and Chief Financial Officer

(on behalf of the registrant and
as Chief Financial Officer)

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

INDEX TO EXHIBITS

Exhibits are listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K.

Exhibit No.	Exhibit

3.1	Bylaws of Emerson Electric Co., as amended through November 4, 2008.

12	Ratio of Earnings to Fixed Charges.

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.