Form 10-Q
period 2009-03-31
EMERSON ELECTRIC CO
filed 2009-05-05
CIK 32604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Common stock of $0.50 par value per share outstanding at April 30, 2009: 751,441,180 shares.

FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
THREE AND SIX MONTHS ENDED MARCH 31, 2008 AND 2009
(Dollars in millions, except per share amounts; unaudited)

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2008	2009	2008	2009

Net sales	$6,023	5,087	11,543	10,502

Costs and expenses:

Cost of sales	3,781	3,250	7,291	6,669
Selling, general and administrative expenses	1,252	1,119	2,436	2,312
Other deductions, net	67	121	70	212
Interest expense (net of interest income of $12, $5, $26 and $16, respectively)	51	50	101	93

Earnings from continuing operations before income taxes	872	547	1,645	1,216

Income taxes	274	174	528	385

Earnings from continuing operations	598	373	1,117	831

Discontinued operations, net of tax	(51)	-	(5)	-

Net earnings	$547	373	1,112	831

Basic earnings per common share:
Earnings from continuing operations	$0.76	0.50	1.42	1.10
Discontinued operations	(0.06)	-	(0.01)	-

Basic earnings per common share	$0.70	0.50	1.41	1.10

Dilutive earnings per common share:
Earnings from continuing operations	$0.75	0.49	1.41	1.09
Discontinued operations	(0.06)	-	(0.01)	-

Diluted earnings per common share	$0.69	0.49	1.40	1.09

Cash dividends per common share	$0.30	0.33	0.60	0.66

See accompanying Notes to Consolidated Financial Statements.

FORM 10-Q

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except per share; unaudited)

	September 30,	March 31,
	2008	2009

ASSETS
Current assets
Cash and equivalents	$1,777	1,507
Receivables, less allowances of $90 and $91, respectively	4,618	3,757
Inventories	2,348	2,257
Other current assets	588	611

Total current assets	9,331	8,132

Property, plant and equipment, net	3,507	3,447

Other assets
Goodwill	6,562	6,616
Other	1,640	1,796

Total other assets	8,202	8,412
	$21,040	19,991

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term borrowings and current maturities of long-term debt	$1,221	1,722
Accounts payable	2,699	1,871
Accrued expenses	2,480	2,316
Income taxes	173	38

Total current liabilities	6,573	5,947

Long-term debt	3,297	3,696

Other liabilities	2,057	2,136

Stockholders’ equity
Preferred stock of $2.50 par value per share Authorized 5.4 shares; issued – none	-	-
Common stock of $0.50 par value per share Authorized 1,200.0 shares; issued 953.4 shares; outstanding 771.2 shares and 751.4 shares, respectively	477	477
Additional paid-in capital	146	146
Retained earnings	14,002	14,331
Accumulated other comprehensive income	141	(430)
Cost of common stock in treasury, 182.2 shares and 202.0 shares, respectively	(5,653)	(6,312)

Total stockholders' equity	9,113	8,212
	$21,040	19,991

See accompanying Notes to Consolidated Financial Statements.

FORM 10-Q

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2008 AND 2009
(Dollars in millions; unaudited)

	Six Months Ended
	March 31,
	2008	2009

Operating activities
Net earnings	$1,112	831
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	350	358
Changes in operating working capital	(319)	(355)
Pension funding	-	(148)
Pension deferred tax benefit	-	111
Other	28	21

Net cash provided by operating activities	1,171	818

Investing activities
Capital expenditures	(306)	(272)
Purchases of businesses, net of cash and equivalents acquired	(440)	(433)
Other	168	37

Net cash used in investing activities	(578)	(668)

Financing activities
Net increase in short-term borrowings	688	886
Proceeds from long-term debt	399	500
Principal payments on long-term debt	(1)	(438)
Dividends paid	(473)	(502)
Purchases of treasury stock	(483)	(718)
Other	(45)	(43)

Net cash provided by (used in) financing activities	85	(315)

Effect of exchange rate changes on cash and equivalents	81	(105)

Increase (decrease) in cash and equivalents	759	(270)

Beginning cash and equivalents	1,008	1,777

Ending cash and equivalents	$1,767	1,507

Changes in operating working capital
Receivables	$30	620
Inventories	(203)	46
Other current assets	56	(24)
Accounts payable	(120)	(683)
Accrued expenses	(94)	(160)
Income taxes	12	(154)
	$(319)	(355)

See accompanying Notes to Consolidated Financial Statements.

EMERSON ELECTRIC CO AND SUBSIDIARIES	FORM 10-Q

Notes to Consolidated Financial Statements

1.
In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary for a fair presentation of the results for the interim periods presented.  These adjustments consist of normal recurring accruals.  The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required for annual financial statements presented in conformity with U.S. generally accepted accounting principles.  For further information refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2008.

2.	Reconciliations of weighted average common shares for basic and diluted earnings per common share follow (shares in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2009	2008	2009

Basic shares outstanding	783.4	752.1	784.9	757.6
Dilutive shares	8.6	4.8	9.3	4.8
Diluted shares outstanding	792.0	756.9	794.2	762.4

3.	Comprehensive income (loss), net of applicable income taxes, is summarized as follows (dollars in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2009	2008	2009

Net earnings	$547	373	1,112	831
Foreign currency translation	223	(117)	318	(517)
Cash flow hedges and other	38	43	5	(54)
	$808	299	1,435	260

Changes in foreign currency translation in both 2009 periods are due to the stronger U.S. dollar.

EMERSON ELECTRIC CO AND SUBSIDIARIES	FORM 10-Q

4.	Net periodic pension expense is summarized as follows (dollars in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2009	2008	2009

Service cost	$18	17	36	35
Interest cost	52	56	104	112
Expected return on plan assets	(69)	(71)	(137)	(143)
Net amortization	24	20	48	41
	$25	22	51	45

Net postretirement plan expense is summarized as follows (dollars in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2009	2008	2009

Service cost	$1	1	2	2
Interest cost	7	7	14	14
Net amortization	8	2	15	4
	$16	10	31	20

5.	Other deductions, net are summarized as follows (dollars in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2009	2008	2009

Other deductions, net
Rationalization of operations	$16	64	25	107
Amortization of intangibles	22	24	39	47
Other	29	58	70	87
Gains	-	(25)	(64)	(29)
	$67	121	70	212

Other deductions, net increased for the three and six months ended March 31, 2009, primarily due to higher rationalization costs (see note 6 for further details), higher bad debt expense and higher losses on foreign exchange transactions in fiscal 2009, which increased $9 million for the second quarter of 2009 and $20 million for the fiscal year to date compared with the prior year.

During the second quarter of 2009, the Company received $41 million from the sale of an asset and recognized a gain of $25 million ($17 million after-tax).  During the six months ended March 31, 2008, the Company received $54 million and recognized a gain of $39 million ($20 million after-tax) on the sale of its equity investment in Industrial Motion Control Holdings and also recorded a pretax gain of $18 million related to the sale of a facility.

EMERSON ELECTRIC CO AND SUBSIDIARIES	FORM 10-Q

6.	The change in the liability for rationalization of operations during the six months ended March 31, 2009, follows (dollars in millions):

	September 30,			March 31,
	2008	Expense	Paid / Utilized	2009
Severance and benefits	$33	83	57	59
Lease/contract terminations	5	2	1	6
Fixed asset write-downs	-	5	5	-
Vacant facility and other shutdown costs	1	6	6	1
Start-up and moving costs	1	11	12	-
	$40	107	81	66

Expense associated with the rationalization of operations summarized by business segment follows (dollars in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2009	2008	2009

Process Management	$3	6	4	8
Industrial Automation	3	9	6	12
Network Power	5	30	8	50
Climate Technologies	4	8	5	22
Appliance and Tools	1	11	2	15
	$16	64	25	107

Rationalization of operations comprises expenses associated with the Company’s efforts to continuously improve operational efficiency and to expand globally in order to remain competitive on a worldwide basis.  These expenses result from numerous individual actions implemented across the Company’s various operating divisions on an ongoing basis.  Rationalization of operations includes costs for moving facilities, starting up plants after relocation or business expansion, exiting product lines, curtailing/downsizing operations because of changing economic conditions, and other costs resulting from asset redeployment decisions.  Noteworthy rationalization actions during the first six months of 2009 included Industrial Automation incurring severance and benefits and start-up and moving costs related to consolidation of certain production facilities within North America; Network Power incurring severance and benefits and start-up and moving costs related to the consolidation of certain power systems production into lower cost areas in North America and Europe, severance and start-up and moving costs related to shifting certain production and engineering capabilities from Europe to Asia and integration costs related to the Embedded Computing acquisition; Climate Technologies incurring severance related to relocation of a production facility in Europe and downsizing of operations in North America and Asia; and Appliance and Tools incurring severance related to consolidation and downsizing of certain production facilities in North America and salaried workforce reductions.

Given the difficult economic environment, the Company expects actions to be taken that will result in rationalization expense for all of fiscal 2009 of approximately $200 million to $250 million.  This total includes the $107 million shown above, as well as costs to complete actions initiated before the end of the second quarter and actions anticipated to be approved and initiated during the remainder of the year.

EMERSON ELECTRIC CO AND SUBSIDIARIES	FORM 10-Q

7.	Other Financial Information (dollars in millions):

	September 30,	March 31,
	2008	2009

Inventories
Finished products	$884	893
Raw materials and work in process	1,464	1,364
	$2,348	2,257

Property, plant and equipment, net
Property, plant and equipment, at cost	$8,691	8,667
Less accumulated depreciation	5,184	5,220
	$3,507	3,447

Goodwill
Process Management	$2,043	1,992
Industrial Automation	1,107	1,267
Network Power	2,432	2,370
Climate Technologies	412	405
Appliance and Tools	568	582
	$6,562	6,616

Changes in the goodwill balances since September 30, 2008, are primarily due to foreign currency translation, as well as additions from acquisitions, particularly in the Industrial Automation segment ($227 million).  Because valuations of certain assets are in-process, purchase price allocations for acquisitions are subject to refinement.

Other assets, other
Intellectual property and customer relationships	$627	712
Pension plans	436	522
Capitalized software	192	203
Other	385	359
	$1,640	1,796

Product warranty liability	$204	186

Other liabilities
Deferred income taxes	$533	668
Postretirement plans, excluding current portion	417	420
Retirement plans	325	325
Minority interest	188	156
Other	594	567
	$2,057	2,136

EMERSON ELECTRIC CO AND SUBSIDIARIES	FORM 10-Q

8.	Summarized information about the Company's operations by business segment follows (dollars in millions):

	Sales		Earnings
Three months ended March 31,	2008	2009	2008	2009

Process Management	$1,597	1,530	286	258
Industrial Automation	1,176	960	171	97
Network Power	1,520	1,280	187	105
Climate Technologies	956	733	142	66
Appliance and Tools	956	727	139	61
	6,205	5,230	925	587
Differences in accounting methods			57	47
Corporate and other			(59)	(37)
Eliminations/Interest	(182)	(143)	(51)	(50)

	$6,023	5,087	872	547

Intersegment sales of the Appliance and Tools segment for the three months ended March 31, 2009 and 2008, respectively, were $122 million and $155 million.  Corporate and other for 2009 reflects lower stock compensation expense of $23 million due to a decrease in Emerson’s stock price and a $25 million gain from the sale of an asset, partially offset by lower commodity mark-to-market gains of $20 million.

	Sales		Earnings
Six months ended March 31,	2008	2009	2008	2009

Process Management	$3,033	3,083	544	560
Industrial Automation	2,301	2,063	342	250
Network Power	2,926	2,715	367	254
Climate Technologies	1,722	1,425	244	119
Appliance and Tools	1,888	1,498	271	140
	11,870	10,784	1,768	1,323
Differences in accounting methods			110	97
Corporate and other			(132)	(111)
Eliminations/Interest	(327)	(282)	(101)	(93)

	$11,543	10,502	1,645	1,216

Intersegment sales of the Appliance and Tools segment for the six months ended March 31, 2009 and 2008, respectively, were $234 million and $277 million.  Compared to the prior year, corporate and other for fiscal 2009 reflects lower stock compensation expense of $54 million due to a decrease in Emerson’s stock price, partially offset by higher one-time gains in fiscal 2008 of $36 million.

9.	Following is a discussion regarding the Company’s use of derivatives.

Hedging Activities

The Company’s derivative instruments are accounted for under FAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and, accordingly, are recognized at fair value.  In the normal course of business, the Company is exposed to changes in interest rates, foreign currency exchange rates and commodity prices due to its worldwide presence and diverse business profile.  As part of the Company’s hedging strategy, derivative instruments are selectively used to manage these risks and minimize their impact.  Forward exchange and option derivatives are utilized to hedge foreign currency exposures impacting sales or cost of sales transactions, firm commitments and the fair value of assets and liabilities, while swap and option contracts are used to minimize the effect of commodity price fluctuations on cost of sales.  Emerson’s foreign currency hedges primarily relate to transactions denominated in euros and Mexican pesos, and to a lesser extent Canadian dollars and Swedish kroner.  The notional value of foreign currency hedge positions totaled approximately $1,890 million as of March 31, 2009.  Primary commodity exposures are price fluctuations on forecasted purchases of copper and aluminum and related products, of which the Company had approximately 57 million pounds hedged as of March 31, 2009.  The Company does not hold derivatives for trading or speculative purposes.  Effective January 1, 2009, the Company adopted the disclosure provisions of FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which expanded disclosures regarding derivatives use, including hedging objectives and strategies, fair values, gains and losses and credit-risk-related contingent features.

EMERSON ELECTRIC CO AND SUBSIDIARIES	FORM 10-Q

The majority of the Company’s derivatives are designated as hedges and qualify for deferral accounting under FAS 133.  Cash flow hedges of forecasted transactions minimize the exposure arising from variability in expected future cash flows attributable to a particular risk.  The effective portion of gains or losses for cash flow hedges is deferred in accumulated other comprehensive income (a component of stockholders’ equity) until it is recognized in earnings together with the underlying hedged item.  A fully effective hedge will result in no net earnings impact while the derivative is outstanding.  Gains and losses arising from the ineffective portion of any hedge are recognized in the income statement immediately.  The duration of hedge positions is generally two years or less and amounts currently hedged beyond eighteen months are not significant.  Hedging gains and losses deferred as of March 31, 2009 are generally expected to be recognized over the next twelve months as the underlying forecasted transactions occur.  However, the amounts ultimately recognized may differ, favorably or unfavorably, from those shown because until the positions are settled they remain subject to ongoing market price fluctuations.  Derivatives receiving deferral accounting under FAS 133 are highly effective and hedge ineffectiveness was immaterial during both the three and six month periods ended March 31, 2009, including gains or losses on any derivatives that were discontinued because the forecasted transaction was no longer expected to occur. No amounts were excluded from the assessment of hedge effectiveness.  The Company also uses derivatives to hedge economic exposures which do not receive deferral accounting under FAS 133.  The underlying exposures for these hedges relate primarily to purchases of commodity-based components used in the Company’s manufacturing processes, and the revaluation of certain foreign-currency-denominated assets and liabilities.  Gains and losses on derivatives that do not receive deferral accounting are recognized in the income statement immediately.

Shown below for the three and six month periods ended March 31, 2009 are amounts reclassified from accumulated other comprehensive income into earnings, amounts recognized in other comprehensive income and amounts recognized in earnings for derivatives not receiving deferral accounting (dollars in millions):

	Gain (Loss) Reclassified into Earnings		Location	Gain (Loss) Recognized in Other Comprehensive Income
Derivatives Receiving Deferral Accounting	Three Months Ended 3/31/09	Six Months Ended 3/31/09		Three Months Ended 3/31/09	Six Months Ended 3/31/09
Cash Flow Hedges
Foreign currency	$(9)	(15)	Sales	$(7)	(34)
Foreign currency	(11)	(19)	Cost of sales	(11)	(59)
Commodity	(39)	(59)	Cost of sales	20	(87)
	$(59)	(93)		$2	(180)

Derivatives Not Receiving Deferral Accounting	Gain (Loss) Recognized in Earnings
Foreign currency	$(14)	(24)	Other income (deductions)
Commodity	(1)	(9)	Cost of sales
	$(15)	(33)

Fair Value Measurements

Effective October 1, 2008, the Company adopted the recognition and disclosure provisions of FAS No. 157, “Fair Value Measurements.”  FAS 157 defines fair value, establishes a formal hierarchy and framework for measuring fair value, and expands disclosures about fair value measurements and the reliability of valuation inputs.  Under FAS 157, a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for that asset or liability or, in the absence of a principal market, the most advantageous market available.  Within the hierarchy, Level 1 instruments have the most reliable valuations and are measured using observable market prices for the same item in active markets.  Fair values using market-observable inputs in active markets, including forward and spot prices, interest rates and volatilities for similar underlying currencies or commodities, are considered Level 2.  Valuations for all of Emerson’s derivatives fall within Level 2.  Inputs not observable in an active market are the least reliable for valuation and are considered Level 3.  Due to the high credit quality of Emerson and its counterparties, the impact on the fair value of the Company’s derivative assets and liabilities due to the adoption of FAS 157 was inconsequential.  FAS 157 is effective for nonfinancial assets and liabilities, including goodwill and certain other intangible and long-lived assets, beginning in fiscal 2010.

EMERSON ELECTRIC CO AND SUBSIDIARIES	FORM 10-Q

The Company has in place bilateral collateral agreements with posting thresholds indexed to credit ratings that limit Emerson’s and its counterparties’ exposure in the event of default, and under which the Company posted collateral of $33 million in the normal course of business as of March 31, 2009.  If credit ratings on the Company’s debt fall below pre-established credit ratings, derivatives counterparties can require immediate full collateralization on instruments in net liability positions.  Similarly, Emerson could demand full collateralization should any of the Company’s counterparties’ credit rating fall below certain thresholds.  The maximum incremental collateral the Company could be required to post under these contingent features as of March 31, 2009 is $119 million.  For derivatives in asset positions, no credit loss is anticipated as the counterparties to these agreements are companies with high credit ratings.  A summary of the fair values of derivative contracts outstanding as of March 31, 2009 follows (dollars in millions).  The Company has master netting arrangements in place with its counterparties that allow the offsetting of derivative-related amounts receivable and payable when settlement occurs in the same period.  Accordingly, counterparty balances are netted in the consolidated balance sheet, with the net values of all derivative contracts currently recognized in accrued expenses.

	Assets	Liabilities
Derivatives Receiving Deferral Accounting
Foreign currency	$11	(86)
Commodity	$20	(79)

Derivatives Not Receiving Deferral Accounting
Foreign currency	$14	(30)
Commodity	$8	(10)

10.
In April 2009, the Company acquired Roxar ASA, a leading global supplier of measurement solutions and software for reservoir production optimization, enhanced oil and gas recovery and flow assurance, for approximately $190 million in cash and $222 million in assumed debt.  Roxar has annual revenues of approximately $200 million and will be reported in the Process Management business segment.

In February 2009, the Company acquired Trident Powercraft Private, Limited (Trident Power), a manufacturer and supplier of alternators, generators and other products, for approximately $125 million in cash.  Trident has annual revenues of approximately $40 million and is reported in the Industrial Automation business segment.

In December 2008, the Company acquired System Plast S.p.A, a manufacturer of engineered modular belts and custom conveyer components for the bottling, baking, food processing and packaging industries, for approximately $200 million in cash.  System Plast has annual revenues of approximately $100 million and is reported in the Industrial Automation business segment.

EMERSON ELECTRIC CO AND SUBSIDIARIES	FORM 10-Q

Items 2 and 3. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

The second quarter and first six months of fiscal 2009 were very challenging for the Company as the significant declines in gross domestic product, and in particular business investment, consumer spending and housing and nonresidential construction, have adversely impacted sales and earnings for most of Emerson’s businesses.  These declines began in the second half of calendar 2008 and have continued into calendar 2009.  The Company anticipates continued weakness stemming from these factors for the remainder of the year. The Company’s diverse international presence helped mitigate some of the adverse economic impact as underlying sales for both periods grew in Asia, Canada and Middle East/Africa while declining in the United States and Europe. Sales for Latin America declined in the second quarter but were up year-to-date. Unfavorable foreign currency translation also negatively impacted results for the first six months due to the strength in the U.S. dollar.  Overall, sales and earnings for the first six months decreased versus prior year for the Industrial Automation, Network Power, Climate Technologies and Appliance and Tools segments on reductions in customer inventories and resulting lower spending levels as business and consumer confidence levels continued to decline, while sales and earnings for the Process Management segment increased primarily due to strong first quarter results.  Despite the economic downturn, Emerson's financial position remains strong and the Company continues to generate substantial operating cash flow.

THREE MONTHS ENDED MARCH 31, 2009, COMPARED WITH THREE MONTHS ENDED MARCH 31, 2008

RESULTS OF OPERATIONS

Three months ended March 31,	2008	2009	Change
(dollars in millions, except per share amounts)

Net sales	$6,023	5,087	(16)%
Gross profit	$2,242	1,837	(18)%
Percent of sales	37.2%	36.1%
SG&A	$1,252	1,119
Percent of sales	20.8%	22.0%
Other deductions, net	$67	121
Interest expense, net	$51	50
Earnings from continuing operations
before income taxes	$872	547	(37)%
Earnings from continuing operations	$598	373	(38)%
Net earnings	$547	373	(32)%
Percent of sales	9.1%	7.3%

EPS – Continuing operations	$0.75	0.49	(35)%
EPS – Net earnings	$0.69	0.49	(29)%

Net sales for the quarter ended March 31, 2009 were $5,087 million, a decrease of $936 million, or 16 percent, compared with net sales of $6,023 million for the quarter ended March 31, 2008.  The consolidated results reflect an 11 percent ($624 million) decrease in underlying sales (which exclude acquisitions, divestitures and foreign currency translation), a 5 percent ($282 million) unfavorable impact from foreign currency translation and a negligible ($30 million) unfavorable impact from acquisitions.  Underlying sales for the second quarter decreased 19 percent in the United States and 3 percent internationally.  International sales decreases in Europe (10 percent) and Latin America (1 percent) were partially offset by growth in Canada (7 percent), Asia (1 percent) and Middle East/Africa (3 percent).  Underlying sales reflect a less than 12 percent loss from volume, which includes an estimated 1 percent positive impact from penetration gains, and a 1 percent positive impact from higher sales prices.  Process Management sales declined moderately, while sales in the Industrial Automation, Network Power, Climate Technologies and Appliance and Tools businesses had significant declines as these segments continued to be impacted by the slowdown in residential, nonresidential and capital related businesses.

EMERSON ELECTRIC CO AND SUBSIDIARIES	FORM 10-Q

Costs of sales for the second quarters of fiscal 2009 and 2008 were $3,250 million and $3,781 million, respectively.  Cost of sales as a percent of net sales was 63.9 percent in the second quarter of 2009, compared with 62.8 percent in the second quarter of 2008.  Gross profit was $1,837 million and $2,242 million for the second quarters ended March 31, 2009 and 2008, respectively, resulting in gross profit margins of 36.1 percent and 37.2 percent.  The decrease in gross profit margin during the second quarter of 2009 primarily reflects deleverage on the lower sales volume, unfavorable product mix and lower commodity hedging gains, partially offset by savings from cost reduction efforts.  Higher sales prices were partially offset by higher wage costs.  Foreign currency translation negatively impacted the gross margin amount.

Selling, general and administrative (SG&A) expenses for the second quarter of 2009 were $1,119 million, or 22.0 percent of net sales, compared with $1,252 million, or 20.8 percent of net sales, for the second quarter of 2008.  The decrease of $133 million was largely due to lower sales volume and cost reductions.  The increase in SG&A as a percent of sales was primarily the result of deleverage on lower sales volume, partially offset by lower incentive stock compensation expense of $23 million due to a decline in Emerson’s stock price.

Other deductions, net were $121 million for the second quarter of 2009, a $54 million increase from the same period in the prior year, primarily due to a $48 million increase in rationalization expense.  During the second quarter of 2009, the Company recognized a gain of $25 million from the sale of an asset, which was offset by various other immaterial deductions.  See notes 5 and 6 for further details regarding other deductions, net and rationalization costs.

Earnings from continuing operations before income taxes for the second quarter of 2009 decreased $325 million, or 37 percent, to $547 million, compared with $872 million for the second quarter of 2008, primarily due to lower sales, lower gross profit and higher SG&A relative to sales, and an increase in other deductions, net.  Earnings results predominantly reflect decreases of $82 million in Network Power, $78 million in Appliance and Tools, $76 million in Climate Technologies and $74 million in Industrial Automation.

Income taxes were $174 million and $274 million for the three months ended March 31, 2009 and 2008, respectively, resulting in effective tax rates of 32 percent and 31 percent, respectively.

Earnings from continuing operations were $373 million and earnings per share from continuing operations were $0.49 for the three months ended March 31, 2009, decreases of 38 percent and 35 percent, respectively, compared with $598 million and $0.75 for the three months ended March 31, 2008.  Higher restructuring expenses in 2009 versus the prior year negatively impacted earnings per share comparisons by $0.04 per share.  The 35 percent decrease in earnings per share also reflects the favorable impact of treasury share purchases.

As there were no discontinued operations in the second quarter of fiscal 2009, net earnings were also $373 million and earnings per share were also $0.49 for the three months ended March 31, 2009, decreases of 32 percent and 29 percent, respectively, compared with the $547 million and $0.69 for the three months ended March 31, 2008.  Net earnings for the second quarter of fiscal 2008 included a loss from discontinued operations of $51 million, or $0.06 per share, related to the European appliance motor and pump business.

BUSINESS SEGMENTS

Following is an outline of operating results for the Company’s business segments for the second quarter ended March 31, 2009, compared with the second quarter ended March 31, 2008.  The Company defines segment earnings as earnings before interest and taxes.

Process Management

Three months ended March 31,	2008	2009	Change
(dollars in millions)

Sales	$1,597	1,530	(4)%
Earnings	$286	258	(10)%
Margin	17.9%	16.9%	(1.0	) pts

EMERSON ELECTRIC CO AND SUBSIDIARIES	FORM 10-Q

Process Management reported second quarter sales of $1,530 million, a decrease of 4 percent from the prior year. Nearly all of the businesses reported lower sales and earnings, including declines for the measurement and flow and system and solutions businesses, primarily as a result of weakness in the chemical and refining markets, partially offset by growth in the valves business. Underlying sales increased 3 percent, reflecting more than 2 percent from volume and 1 percent from higher sales prices. Unfavorable foreign currency translation of 7 percent ($119 million) more than offset the positive underlying sales growth. The increase in underlying sales reflects strong international growth in Asia (21 percent) and Canada (20 percent) and modest growth in Europe (1 percent), Latin America (3 percent) and Middle East/Africa (5 percent). Underlying sales in the United States were down 7 percent. Earnings decreased 10 percent for the period, to $258 million from $286 million in the prior year, reflecting unfavorable product mix which was partially offset by savings from cost reductions. The margin decrease of 1 percentage point also reflects negative product mix, partially offset by a favorable impact from foreign currency translation. The increase in sales prices was more than offset by higher wage costs.

Industrial Automation

Three months ended March 31,	2008	2009	Change
(dollars in millions)

Sales	$1,176	960	(18)%
Earnings	$171	97	(43)%
Margin	14.5%	10.1%	(4.4	) pts

Sales decreased 18 percent to $960 million in the Industrial Automation segment for the second quarter.  Sales results reflect declines across the segment due to the slowdown in the capital goods markets, particularly for power generating alternators, as well as for the fluid automation, electronic drives and electrical distribution businesses.  Underlying sales decreased 15 percent, foreign currency translation had a 5 percent ($64 million) unfavorable impact and the System Plast and Trident Power acquisitions made a 2 percent ($24 million) positive contribution.  The underlying sales decrease reflects an approximate 17 percent decline from volume, as well as an estimated 2 percent positive impact from price.  Underlying sales decreased 13 percent internationally, including a 14 percent decline in Europe, and were down 18 percent in the United States.  Earnings were $97 million compared with $171 million in the prior year period, reflecting deleverage on lower sales volume of higher margin businesses and negative product mix, partially offset by savings from cost reductions.  Higher sales prices were partially offset by higher material and wage costs.

Network Power

Three months ended March 31,	2008	2009	Change
(dollars in millions)

Sales	$1,520	1,280	(16)%
Earnings	$187	105	(44)%
Margin	12.3%	8.2%	(4.1	) pts

Sales in the Network Power segment decreased 16 percent to $1,280 million for the second quarter 2009 compared with the prior year, reflecting declines in the uninterruptible power supply, precision cooling and embedded power businesses due to the slowdown in customers’ capital spending, partially offset by strength in the China power systems businesses.  The sales decrease reflects an underlying sales decline of less than 10 percent, a 4 percent ($62 million) unfavorable impact from foreign currency translation and a 2 percent ($54 million) unfavorable impact from the Embedded Computing acquisition.  The underlying sales decrease reflects a volume decline of less than 10 percent, which includes an estimated 2 percent from penetration gains.  Geographically, underlying sales reflect decreases of 22 percent in the United States and 15 percent in Europe, partially offset by an increase of 6 percent in Asia and 6 percent in Latin America.  The Company’s market penetration in China and other Asian markets continued.  Earnings of $105 million decreased 44 percent compared to the prior year primarily due to lower sales volume and higher restructuring costs of $25 million (including acquisition integration costs).  The margin decrease also reflects a negative impact from acquisitions and deleverage from the lower sales volume, which was partially offset by savings from cost reduction actions.

EMERSON ELECTRIC CO AND SUBSIDIARIES	FORM 10-Q

Climate Technologies

Three months ended March 31,	2008	2009	Change
(dollars in millions)

Sales	$956	733	(23)%
Earnings	$142	66	(54)%
Margin	14.9%	9.0%	(5.9	) pts

Climate Technologies sales decreased 23 percent in the second quarter to $733 million, reflecting declines across all of the businesses, primarily the compressor and heater controls businesses. The sales decrease was driven by a 21 percent decrease in underlying sales and a 2 percent ($25 million) unfavorable impact from foreign currency translation. The underlying sales decrease includes an estimated 22 percent decline from lower volume, which includes an approximate 1 percent benefit from penetration gains, and a more than 1 percent positive impact from higher sales prices. Sales declines in the compressor business reflect the slowdown in the U.S. and Asian air-conditioning and refrigeration markets. Sales in the United States decreased 21 percent and international sales decreased 21 percent, including declines in Asia (31 percent) and Europe (6 percent). Earnings decreased 54 percent to $66 million, primarily on lower sales volume and a negative $8 million impact from foreign currency transactions related to strengthening of the U.S. dollar in 2009 versus weakening in the prior year. The decrease in margin also reflects deleverage on the lower sales volume, partially offset by savings from cost reductions. Higher material and wage costs were only partially offset by sales price increases.

Appliance and Tools

Three months ended March 31,	2008	2009	Change
(dollars in millions)

Sales	$956	727	(24)%
Earnings	$139	61	(56)%
Margin	14.6%	8.4%	(6.2	) pts

Appliance and Tools segment sales decreased 24 percent to $727 million in the second quarter of 2009, reflecting a 23 percent decline in underlying sales and a 1 percent ($12 million) unfavorable impact from foreign currency translation.  Declines in the storage, tools and appliance businesses were driven by the continued downturn in the U.S. residential and nonresidential markets, while declines in the motors and appliance solutions businesses reflect major customers reducing inventory and production levels due to the difficult economic conditions.  The underlying sales decrease of 23 percent reflects an estimated 26 percent decline in volume and an approximate 3 percent positive impact from price.  Underlying international sales declined approximately 15 percent during the quarter, while underlying sales in the United States decreased 24 percent.  Earnings were $61 million, a decrease of 56 percent compared with the prior year period.  The decrease reflects deleverage on the lower sales volume and higher restructuring costs of $10 million, partially offset by savings from cost reductions.  Higher sales prices were partially offset by higher raw material and wage costs.

EMERSON ELECTRIC CO AND SUBSIDIARIES	FORM 10-Q

SIX MONTHS ENDED MARCH 31, 2009, COMPARED WITH SIX MONTHS ENDED MARCH 31, 2008

RESULTS OF OPERATIONS

Six months ended March 31,	2008	2009	Change
(dollars in millions, except per share amounts)

Net sales	$11,543	10,502	(9)%
Gross profit	$4,252	3,833	(10)%
Percent of sales	36.8%	36.5%
SG&A	$2,436	2,312
Percent of sales	21.1%	22.0%
Other deductions, net	$70	212
Interest expense, net	$101	93
Earnings from continuing operations
before income taxes	$1,645	1,216	(26)%
Earnings from continuing operations	$1,117	831	(26)%
Net earnings	$1,112	831	(25)%
Percent of sales	9.6%	7.9%

EPS – Continuing operations	$1.41	1.09	(23)%
EPS – Net earnings	$1.40	1.09	(22)%

Net sales for the six months ended March 31, 2009 were $10,502 million, a decrease of $1,041 million, or 9 percent, compared with net sales of $11,543 million for the six months ended March 31, 2008.  The consolidated results reflect a less than 6 percent ($612 million) decline in underlying sales, a 4 percent ($490 million) unfavorable impact from foreign currency translation and a 1 percent ($61 million) positive contribution from acquisitions.  The decline in underlying sales for the first six months of fiscal 2009 was driven by a 13 percent decrease in the United States, slightly offset by a 2 percent increase in international sales.  The international sales growth reflects increased international demand in most of the major geographic regions, including Asia (4 percent), Canada (11 percent), Latin America (7 percent) and Middle East/Africa (4 percent), while sales in Europe declined 3 percent.  Underlying sales reflect an approximate 7 percent loss from volume, which includes an estimated 1 percent positive impact from penetration gains, and a more than 1 percent positive impact from higher sales prices.  All segments continued to be impacted by the consumer and business slowdown.  Sales declines in the Industrial Automation, Network Power, Climate Technologies and Appliance and Tools businesses were partially offset by a slight sales increase in the Process Management business.

Costs of sales for the first six months of fiscal 2009 and 2008 were $6,669 million and $7,291 million, respectively.  Cost of sales as a percent of net sales was 63.5 percent in the first six months of 2009, compared with 63.2 percent in the first six months of 2008.  Gross profit was $3,833 million and $4,252 million for the first six months ended March 31, 2009 and 2008, respectively, resulting in gross profit margins of 36.5 percent and 36.8 percent.  The decrease in the gross profit margin during the first half of 2009 primarily reflects deleverage on the lower sales volume and negative product mix, which were partially offset by savings from productivity improvements.  The negative impact of foreign currency translation and lower sales volume reduced the gross profit amount.  Higher sales prices were substantially offset by higher raw material and wage costs.

Selling, general and administrative (SG&A) expenses for the first six months of 2009 were $2,312 million, or 22.0 percent of net sales, compared with $2,436 million, or 21.1 percent of net sales, for the first six months of 2008.  The decrease of $124 million was largely due to lower sales volume, cost reductions and the negative impact of foreign currency translation.  The increase in SG&A as a percent of sales was primarily the result of deleverage on lower sales volume, partially offset by lower incentive stock compensation expense of $54 million due to a decrease in Emerson’s stock price.

Other deductions, net were $212 million for the first six months of 2009, a $142 million increase from the $70 million for the same period in the prior year, due to higher rationalization costs in 2009 and lower nonrecurring gains.  For the six months ended March 31, 2009, ongoing costs for the rationalization of operations were $107 million, compared with $25 million in the prior year period.  Gains were $29 million in the first six months of fiscal 2009, including the $25 million asset sale benefit in the second quarter, compared with gains of $64 million in the prior year.  In the first six months of fiscal 2008, the Company recognized gains of $39 million ($20 million after-tax) on the sale of its equity investment in Industrial Motion Control Holdings and $18 million on the sale of a facility.  See notes 5 and 6 for further details regarding other deductions, net and rationalization costs.

EMERSON ELECTRIC CO AND SUBSIDIARIES	FORM 10-Q

Earnings from continuing operations before income taxes for the first six months of 2009 decreased $429 million, or 26 percent, to $1,216 million, compared with $1,645 million for the first six months of 2008, primarily due to lower sales, lower gross profit and higher SG&A relative to sales, and an increase in other deductions, net.  Earnings predominantly reflect decreases of $131 million in Appliance and Tools, $125 million in Climate Technologies, $113 million in Network Power and $92 million in Industrial Automation, partially offset by a $16 million increase in Process Management.

Income taxes were $385 million and $528 million for the six months ended March 31, 2009 and 2008, respectively, resulting in an effective tax rate of 32 percent for both periods.  The effective tax rate for the entire fiscal year 2009 is currently estimated to be 32 percent.

Earnings from continuing operations were $831 million and earnings per share from continuing operations were $1.09 for the six months ended March 31, 2009, decreases of 26 percent and 23 percent, respectively, compared with $1,117 million and $1.41 for the six months ended March 31, 2008.  Higher restructuring expenses in 2009 combined with lower gains versus the prior year negatively impacted earnings per share comparisons by $0.10 per share.  The 23 percent decrease in earnings per share also reflects the benefit of treasury share purchases.

As there were no discontinued operations in the first six months of fiscal 2009, net earnings were also $831 million and earnings per share were also $1.09 for the six months ended March 31, 2009, decreases of 25 percent and 22 percent, respectively, compared with $1,112 million and $1.40 for the six months ended March 31, 2008.  Net earnings for the first six months of fiscal 2008 included a loss from discontinued operations of $5 million, or $0.01 per share, which included a $42 million gain related to the sale of the Brooks Instrument unit, a $52 million loss related to the European appliance motor and pump business and combined earnings of $5 million related to these businesses.

BUSINESS SEGMENTS

Following is an outline of segment results for the six months ended March 31, 2009 compared with the six months ended March 31, 2008. The Company defines segment earnings as earnings before interest and taxes.

Process Management

Six months ended March 31,	2008	2009	Change
(dollars in millions)

Sales	$3,033	3,083	2%
Earnings	$544	560	3%
Margin	17.9%	18.2%	0.3	pts

Process Management sales were $3,083 million, an increase of 2 percent over the prior year.  Results were mixed across the segment with sales strong for the valves business, flat for the measurement and flow businesses and down for the systems and solutions business, reflecting weakness in the chemical and refining markets.  Underlying sales increased 8 percent, reflecting approximately 7 percent from volume, which includes less than 2 percent from penetration gains, and an estimated 1 percent from higher sales prices.  Foreign currency translation had an unfavorable impact of more than 6 percent ($196 million).  The underlying sales increase reflects strong international growth of 12 percent, led by Asia (22 percent), Europe (6 percent), Latin America (15 percent), and Canada (26 percent), and growth in the United States of 1 percent.  Earnings for the first six months increased 3 percent to $560 million from $544 million, primarily reflecting higher sales volume led by the valves business.  The margin increase reflects leverage on the higher volume and savings from productivity improvements, which were partially offset by negative product mix.  Higher wage costs more than offset the increase in sales prices.

EMERSON ELECTRIC CO AND SUBSIDIARIES	FORM 10-Q

Industrial Automation

Six months ended March 31,	2008	2009	Change
(dollars in millions)

Sales	$2,301	2,063	(10)%
Earnings	$342	250	(27)%
Margin	14.9%	12.1%	(2.8	) pts

Sales for the Industrial Automation segment decreased 10 percent to $2,063 million for the first six months.  Sales results reflect a modest decline in the power generating alternator business and strong declines in the fluid automation, mechanical power transmission and electrical distribution businesses due to the slowdown in the capital goods markets.  Underlying sales declined 7 percent, foreign currency translation had a 5 percent ($115 million) unfavorable impact and the System Plast and Trident Power acquisitions had a less than 2 percent ($30 million) positive contribution.  The underlying sales decrease reflects an approximate 9 percent decline from volume, partially offset by an estimated 2 percent positive impact from price.  The underlying sales decline included a 5 percent decrease internationally, primarily due to a decline of 7 percent in Europe and 5 percent in Asia, and a 9 percent decrease in the United States.  Earnings were $250 million compared with $342 million in the prior year.  The decrease reflects deleverage on lower sales volume of higher margin businesses and negative product mix, partially offset by savings from cost reductions.  Additionally, higher sales prices were substantially offset by higher material and wage costs.

Network Power

Six months ended March 31,	2008	2009	Change
(dollars in millions)

Sales	$2,926	2,715	(7)%
Earnings	$367	254	(31)%
Margin	12.5%	9.3%	(3.2	) pts

Network Power sales decreased 7 percent, to $2,715 million for the first six months of 2009, reflecting a slight decline in the inbound power business and strong declines in the uninterruptible power supply and precision cooling businesses due to the continued slowdown in customers’ capital spending, partially offset by strength in the China power systems businesses.  The sales decrease reflects underlying sales that declined 5 percent, a 4 percent ($111 million) unfavorable impact from foreign currency translation and a 2 percent ($31 million) positive contribution from the Embedded Computing acquisition.  Underlying sales reflect lower volume of approximately 5 percent, which includes an estimated 2 percent from penetration gains.  Geographically, underlying sales reflect decreases of 16 percent in the United States and 10 percent in Europe, while sales increased 7 percent in Asia and 11 percent in Latin America.  Earnings of $254 million decreased 31 percent from the prior year primarily due to higher restructuring costs of $42 million (including acquisition integration costs) and lower sales volume.  The margin decrease also reflects a negative impact from acquisitions as well as deleverage on the lower sales volume and unfavorable product mix, which were partially offset by savings from cost reduction actions.

Climate Technologies

Six months ended March 31,	2008	2009	Change
(dollars in millions)

Sales	$1,722	1,425	(17)%
Earnings	$244	119	(51)%
Margin	14.2%	8.4%	(5.8	) pts

EMERSON ELECTRIC CO AND SUBSIDIARIES	FORM 10-Q

Climate Technologies sales of $1,425 million for the first six months of 2009 decreased 17 percent, reflecting declines across all of the businesses, especially the compressor and heater controls businesses.  The sales decline was due to a 15 percent decrease in underlying sales and a 2 percent ($44 million) unfavorable impact from foreign currency translation.  The underlying sales decrease includes an estimated 17 percent decline from lower volume, which includes an approximate 1 percent benefit from penetration gains, and an estimated 2 percent positive impact from higher sales prices.  Sales declines in the compressor business reflect the slowdown in the U.S. and Asian air-conditioning and refrigeration markets.  Sales in the United States decreased 18 percent.  International sales decreased 12 percent reflecting declines in Asia (26 percent) and Latin America (12 percent), partially offset by sales growth in Europe (10 percent) due to higher heat pump compressor sales compared with low levels in 2008.  Earnings decreased 51 percent during the period to $119 million primarily due to lower sales volume, a negative $21 million impact from foreign currency transactions related to strengthening of the U.S. dollar in 2009 versus weakening in the prior year, and higher restructuring costs of $17 million, partially offset by savings from cost reduction initiatives.  The decrease in margin also reflects deleverage on the lower sales volume and higher material and wage costs which were only slightly offset by sales price increases.

Appliance and Tools

Six months ended March 31,	2008	2009	Change
(dollars in millions)

Sales	$1,888	1,498	(21)%
Earnings	$271	140	(48)%
Margin	14.4%	9.3%	(5.1	) pts

Appliance and Tools segment sales decreased 21 percent to $1,498 million for the first six months of 2009.  This decrease reflects a 20 percent decline in underlying sales and a 1 percent ($24 million) unfavorable impact from foreign currency translation.  Declines in the storage, tools and appliance businesses were due to the continued downturn in the U.S. residential and nonresidential markets, while declines in the motors and appliance solutions businesses reflect major customers reducing inventory and production levels due to the difficult economic conditions.  The underlying sales decrease of 20 percent reflects a less than 24 percent decline in volume and an approximate 4 percent positive impact from price.  International underlying sales declined approximately 9 percent, while underlying sales in the United States decreased 21 percent.  Earnings were $140 million, a decrease of 48 percent compared with the prior year.  The decrease reflects deleverage on the lower sales volume and higher restructuring costs of $13 million, partially offset by savings from cost reductions.  Higher sales prices were partially offset by higher raw material and wage costs.

FINANCIAL CONDITION

A comparison of key elements of the Company's financial condition for the six months ended March 31, 2009 as compared to the year ended September 30, 2008 and the six months ended March 31, 2008 follows:

	September 30, 2008		March 31, 2009
Working capital (in millions)	$2,758		2,185
Current ratio	1.4 to 1		1.4 to 1
Total debt to total capital	33.1%		39.8%
Net debt to net capital	22.7%		32.0%
Interest coverage ratio	15.7	X	12.1	X

The ratios of debt to capital changed due to an increase in commercial paper borrowing to finance acquisitions and a decrease in stockholders’ equity primarily as a result of unfavorable foreign currency translation.  The Company's long-term debt is rated A2 by Moody's Investors Service and A by Standard and Poor's.  The Company's interest coverage ratio (earnings before income taxes and interest expense, divided by interest expense) was 12.1 times for the first six months of 2009, compared with 13.9 times for the prior year, primarily due to lower earnings in the first half of 2009.

During the second quarter of 2009, the Company issued $500 million of 4.875% notes due October 2019 and also repaid $250 million of 5.85% notes that had matured.  In April 2009, the Company issued $250 million of 4.125% notes due April 2015, $250 million of 5.000% notes due April 2019 and $250 million of 6.125% notes due April 2039 under an automatic shelf registration statement filed with the Securities and Exchange Commission.  The net proceeds from the sale of the notes were used to repay a portion of commercial paper borrowings and are expected to be used to repay additional commercial paper borrowings and for general corporate purposes.

EMERSON ELECTRIC CO AND SUBSIDIARIES	FORM 10-Q

Cash and equivalents decreased by $270 million during the first six months of 2009.  Cash provided by operating activities of $818 million was down $353 million compared with $1,171 million in the prior year period primarily as a result of decreased earnings and pension funding of $148 million, partially offset by deferred tax benefits of $111 million related to current and future pension contributions.  Operating cash flow, a net increase in short-term borrowings of $886 million and $500 million of proceeds from long-term debt were the primary funding sources for treasury stock purchases of $718 million, dividends of $502 million, acquisitions of $433 million and capital expenditures of $272 million.  For the six months ended March 31, 2009, free cash flow of $546 million (operating cash flow of $818 million less capital expenditures of $272 million) was down 37 percent from free cash flow of $865 million (operating cash flow of $1,171 million less capital expenditures of $306 million) in the prior year, primarily due to lower operating cash flow.  Other investing cash flow for fiscal 2008 included proceeds of $54 million related to the sale of an equity investment and $100 million related to the divestiture of the Brooks Instrument unit.

Based on the decline in asset values stemming from adverse conditions in the financial markets, and with a discount rate of 6.25%, the Company estimates the funded status of its pension plans is approximately a $1 billion deficit as of March 31, 2009.  The Company currently anticipates making pension contributions totaling approximately $300 million for fiscal 2009, subject to review later in the year.  Fiscal 2009 pension expense is not impacted by the funded status.  Fiscal 2010 expense is expected to increase and will be determined based on the funded status as of September 30, 2009, when the Company adopts the measurement date provisions of FAS 158.

Emerson maintains a conservative financial structure to provide the strength and flexibility necessary to achieve its strategic objectives.  Although the credit markets have continued to experience adverse conditions, the Company currently believes that sufficient funds will be available to meet the Company’s needs for the foreseeable future through existing resources, ongoing operations and commercial paper or backup credit lines.  However, the Company could be adversely affected if credit market conditions deteriorate further or continue for an extended period of time and customers, suppliers and financial institutions are unable to meet their commitments to the Company.  Emerson is in a strong financial position, with total assets of $20 billion and stockholders' equity of $8 billion, and has the resources available for reinvestment in existing businesses, strategic acquisitions and managing its capital structure on a short- and long-term basis.

New Accounting Pronouncements

Emerson plans to adopt the measurement provision of FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” in the fourth quarter of fiscal 2009.  This provision requires employers to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end.  To transition to a fiscal year-end measurement date pursuant to FAS 158, the Company will measure its defined benefit plan assets and obligations as of September 30, 2009 and expects at that time to record an approximate $15 million after-tax adjustment to ending retained earnings and accumulated other comprehensive income.

OUTLOOK

Based on current economic conditions and the Company’s performance in the first half of 2009, reported sales are forecast to be in the range of $21.0 billion to $21.7 billion, or negative 13 percent to negative 15 percent compared to 2008 sales of $24.8 billion.  Underlying sales growth is expected to be in the range of negative 9 percent to negative 11 percent, which excludes an estimated 5 percent unfavorable impact from foreign currency translation at current exchange rates, and a favorable impact from completed acquisitions of approximately 1 percent.  Based on this level of sales, the Company forecasts 2009 earnings per share in the range of $2.40 to $2.60.  There can be no assurance what impact future foreign currency exchange rates will have.  Rationalization of operations expense is estimated to be approximately $200 million to $250 million for fiscal 2009.  Operating cash flow is estimated at approximately $3.1 billion to $3.3 billion and capital expenditures are estimated to be $0.6 billion for 2009.

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

EMERSON ELECTRIC CO AND SUBSIDIARIES	FORM 10-Q

Item 4. Controls and Procedures

Emerson maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including the Company’s certifying officers, as appropriate to allow timely decisions regarding required disclosure.  Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of March 31, 2009, to provide reasonable assurance of the achievement of these objectives.

Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports.

There was no change in the Company's internal control over financial reporting during the quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) Issuer Purchases of Equity Securities.

Period	Total Number of Shares Purchased (000s)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (000s)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (000s)

January 2009	4,000	$34.63	4,000	55,592

February 2009	2,700	$31.62	2,700	52,892

March 2009	1,500	$26.38	1,500	51,392

Total	8,200	$32.13	8,200	51,392

The Company’s Board of Directors authorized the repurchase of up to 80 million shares under the May 2008 program.  The maximum number of shares that may yet be purchased under this program was 51.4 million as of March 31, 2009.

Item 4.  Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of Stockholders on February 3, 2009, matters described in the Notice of Annual Meeting of Stockholders dated December 12, 2008, were voted upon.

1.	Except as noted, the directors listed below were elected for terms ending in 2012, with voting for each as follows:

DIRECTOR	FOR	WITHHELD

A. A. Busch III	643,273,424	20,413,004
A. F. Golden	388,921,952	274,764,476
H. Green	651,880,347	11,806,081
W. R. Johnson	651,445,070	12,241,358
J. B. Menzer	652,093,180	11,593,248
V. R. Loucks, Jr. (a)	506,792,556	156,893,872

(a) Mr. Loucks, Jr. was elected for a term ending in 2010.

EMERSON ELECTRIC CO AND SUBSIDIARIES	FORM 10-Q

2.
The proposal to ratify the appointment of KPMG LLP as the Company’s independent registered public accounting firm was approved by a vote of 651,412,636 in favor to 10,411,814 against, with 1,861,978 abstaining.

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

EMERSON ELECTRIC CO.

Date: May 5, 2009	By	/s/ Walter J. Galvin

Walter J. Galvin
Senior Executive Vice President
and Chief Financial Officer

(on behalf of the registrant and
as Chief Financial Officer)

EMERSON ELECTRIC CO AND SUBSIDIARIES	FORM 10-Q

INDEX TO EXHIBITS

Exhibit No.	Exhibit

12	Ratio of Earnings to Fixed Charges.

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.