Form 10-Q
period 2009-06-30
EMERSON ELECTRIC CO
filed 2009-08-05
CIK 32604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Common stock of $0.50 par value per share outstanding at July 31, 2009: 751,589,725 shares.

FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2009
(Dollars in millions, except per share amounts; unaudited)

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2008	2009	2008	2009

Net sales	$6,568	5,091	18,111	15,593

Costs and expenses:

Cost of sales	4,155	3,253	11,446	9,922
Selling, general and administrative expenses	1,321	1,089	3,757	3,401
Other deductions, net	100	141	170	353
Interest expense (net of interest income of $15, $3, $41 and $19, respectively)	46	64	147	157

Earnings from continuing operations before income taxes	946	544	2,591	1,760

Income taxes	299	157	827	542

Earnings from continuing operations	647	387	1,764	1,218

Discontinued operations, net of tax	(35)	-	(40)	-

Net earnings	$612	387	1,724	1,218

Basic earnings per common share:
Earnings from continuing operations	$0.83	0.52	2.25	1.61
Discontinued operations	(0.04)	-	(0.05)	-

Basic earnings per common share	$0.79	0.52	2.20	1.61

Diluted earnings per common share:
Earnings from continuing operations	$0.82	0.51	2.23	1.60
Discontinued operations	(0.04)	-	(0.05)	-

Diluted earnings per common share	$0.78	0.51	2.18	1.60

Cash dividends per common share	$0.30	0.33	0.90	0.99

See accompanying Notes to Consolidated Financial Statements.

FORM 10-Q

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Amounts in millions, except per share; unaudited)

	September 30,	June 30,
	2008	2009

ASSETS
Current assets
Cash and equivalents	$1,777	1,382
Receivables, less allowances of $90 and $92, respectively	4,618	3,720
Inventories	2,348	2,062
Other current assets	588	554

Total current assets	9,331	7,718

Property, plant and equipment, net	3,507	3,475

Other assets
Goodwill	6,562	6,976
Other	1,640	2,155

Total other assets	8,202	9,131
	$21,040	20,324

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term borrowings and current maturities of long-term debt	$1,221	837
Accounts payable	2,699	1,824
Accrued expenses	2,480	2,308
Income taxes	173	24

Total current liabilities	6,573	4,993

Long-term debt	3,297	4,464

Other liabilities	2,057	2,207

Stockholders’ equity
Preferred stock of $2.50 par value per share
Authorized 5.4 shares; issued – none	-	-
Common stock of $0.50 par value per share
Authorized 1,200.0 shares; issued 953.4 shares; outstanding
771.2 shares and 751.5 shares, respectively	477	477
Additional paid-in capital	146	152
Retained earnings	14,002	14,471
Accumulated other comprehensive income	141	(133)
Cost of common stock in treasury, 182.2 shares and
201.9 shares, respectively	(5,653)	(6,307)

Total stockholders' equity	9,113	8,660
	$21,040	20,324

See accompanying Notes to Consolidated Financial Statements.

FORM 10-Q

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2008 AND 2009
(Dollars in millions; unaudited)

	Nine Months Ended
	June 30,
	2008	2009
Operating activities
Net earnings	$1,724	1,218
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	530	542
Changes in operating working capital	(346)	69
Pension funding	(99)	(263)
Pension deferred tax benefit	47	130
Other	142	38

Net cash provided by operating activities	1,998	1,734

Investing activities
Capital expenditures	(461)	(388)
Purchases of businesses, net of cash and equivalents acquired	(412)	(735)
Other	142	18

Net cash used in investing activities	(731)	(1,105)

Financing activities
Net increase in short-term borrowings	774	40
Proceeds from long-term debt	400	1,254
Principal payments on long-term debt	(10)	(680)
Dividends paid	(708)	(749)
Purchases of treasury stock	(727)	(718)
Other	(45)	(94)

Net cash used in financing activities	(316)	(947)

Effect of exchange rate changes on cash and equivalents	98	(77)

Increase (decrease) in cash and equivalents	1,049	(395)

Beginning cash and equivalents	1,008	1,777

Ending cash and equivalents	$2,057	1,382

Changes in operating working capital
Receivables	$(197)	839
Inventories	(205)	328
Other current assets	(1)	16
Accounts payable	25	(800)
Accrued expenses	28	(148)
Income taxes	4	(166)
	$(346)	69

See accompanying Notes to Consolidated Financial Statements.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Notes to Consolidated Financial Statements

1.
In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary for a fair presentation of the results for the interim periods presented.  These adjustments consist of normal recurring accruals.  The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all the disclosures required for annual financial statements presented in conformity with U.S. generally accepted accounting principles.  For further information refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2008.  Certain prior year amounts have been reclassified to conform to the current year presentation.  The Company has evaluated subsequent events through August 5, 2009.

2.	Reconciliations of weighted average common shares for basic and diluted earnings per common share follow (shares in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2009	2008	2009

Basic shares outstanding	778.6	749.6	782.8	755.0
Dilutive shares	9.2	5.1	9.3	4.8
Diluted shares outstanding	787.8	754.7	792.1	759.8

3.	Comprehensive income (loss), net of applicable income taxes, is summarized as follows (dollars in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2009	2008	2009

Net earnings	$612	387	1,724	1,218
Foreign currency translation	124	237	442	(280)
Cash flow hedges and other	(6)	60	(1)	6
	$730	684	2,165	944

The change in foreign currency translation during the third quarter of 2009 is primarily due to the weakening of the U.S. dollar and the change during the nine month period ended June 30, 2009 is due to the stronger U.S. dollar.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

4.	Net periodic pension expense is summarized as follows (dollars in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2009	2008	2009

Service cost	$18	16	54	51
Interest cost	52	51	156	163
Expected return on plan assets	(68)	(67)	(205)	(210)
Net amortization	24	20	72	61
	$26	20	77	65

Net postretirement plan expense is summarized as follows (dollars in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2009	2008	2009

Service cost	$2	1	4	3
Interest cost	6	8	20	22
Net amortization	7	1	22	5
	$15	10	46	30

5.	Other deductions, net are summarized as follows (dollars in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2009	2008	2009
Other deductions, net
Rationalization of operations	$24	83	49	190
Amortization of intangibles	20	31	59	78
Other	56	33	126	120
Gains	-	(6)	(64)	(35)
	$100	141	170	353

Other deductions, net increased for the three and nine months ended June 30, 2009, primarily due to higher rationalization costs (see Note 6 for further details) and higher amortization expense on acquired intangible assets.

During the nine months ended June 30, 2009, the Company received $41 million from the sale of an asset and recognized a pretax gain of $25 million.  During the nine months ended June 30, 2008, the Company received $54 million and recognized a pretax gain of $39 million on the sale of its equity investment in Industrial Motion Control Holdings and also recorded a pretax gain of $18 million related to the sale of a facility.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

6.	The change in the liability for rationalization of operations during the nine months ended June 30, 2009, follows (dollars in millions):

	September 30,			June 30,
	2008	Expense	Paid / Utilized	2009
Severance and benefits	$33	149	99	83
Lease/contract terminations	5	4	4	5
Fixed asset write-downs	-	7	7	-
Vacant facility and other shutdown costs	1	10	9	2
Start-up and moving costs	1	20	19	2
	$40	190	138	92

Rationalization of operations expense summarized by business segment follows (dollars in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2009	2008	2009

Process Management	$4	18	8	26
Industrial Automation	5	13	11	25
Network Power	8	32	16	82
Climate Technologies	5	14	10	36
Appliance and Tools	2	6	4	21
	$24	83	49	190

Rationalization of operations expense reflects costs associated with the Company’s efforts to continuously improve operational efficiency and expand globally, in order to remain competitive on a worldwide basis.  These expenses result from numerous individual actions implemented across the Company’s various operating divisions on an ongoing basis.  Rationalization of operations includes costs for moving facilities, starting up plants after relocation or business expansion, exiting product lines, curtailing/downsizing operations because of changing economic conditions and other costs resulting from asset redeployment decisions.

Given the difficult environment, the Company expects to incur full year costs of approximately $280 million to $300 million for actions to rationalize its businesses to the level appropriate for current economic conditions, and to improve the cost structure in preparation for the ultimate recovery.  This total includes the $190 million for the nine months shown above, as well as costs to complete actions initiated before the end of the third quarter and actions anticipated to be approved and initiated during the remainder of the year.  During the nine months ended June 30, 2009, the Company’s divisions have taken action in numerous locations worldwide to reduce force count by 20,000 positions, with approximately one-half of those from restructuring actions and the remainder through layoffs and attrition.  Additionally, the Company took action to exit and consolidate approximately 20 production, distribution or office facilities.

Noteworthy rationalization actions during the first nine months of 2009 included Process Management incurring severance and benefits related to worldwide workforce reductions; Industrial Automation incurring severance, benefits, start-up and moving costs related to consolidation of certain production facilities within North America, and severance costs related to workforce reductions; Network Power incurring severance, benefits, start-up and moving costs related to the consolidation of certain power systems production into lower cost areas in North America and Europe, severance, start-up and moving costs related to shifting certain production and engineering capabilities from Europe to Asia, and integration costs related to the Embedded Computing acquisition; Climate Technologies incurring severance related to the consolidation of production facilities in Europe and the downsizing of operations in North America and Asia; and Appliance and Tools incurring severance related to salaried workforce reductions and consolidation and downsizing of certain production facilities in North America.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

7.	Other Financial Information (dollars in millions):

	September 30,	June 30,
	2008	2009

Inventories
Finished products	$884	799
Raw materials and work in process	1,464	1,263
	$2,348	2,062

Property, plant and equipment, net
Property, plant and equipment, at cost	$8,691	8,783
Less accumulated depreciation	5,184	5,308
	$3,507	3,475

Goodwill
Process Management	$2,043	2,227
Industrial Automation	1,107	1,307
Network Power	2,432	2,387
Climate Technologies	412	473
Appliance and Tools	568	582
	$6,562	6,976

Inventories of companies acquired in fiscal 2009 totaled approximately $84 million.  Changes in the goodwill balances since September 30, 2008, are primarily due to additions from acquisitions, particularly in the Process Management ($223 million) and Industrial Automation ($219 million) segments, as well as foreign currency translation.  Because valuations of certain assets are in-process, purchase price allocations for acquisitions are subject to refinement.

Other assets, other
Intellectual property and customer relationships	$627	943
Pension plans	436	659
Capitalized software	192	205
Other	385	348
	$1,640	2,155

Intellectual property and customer relationships of companies acquired in fiscal 2009 totaled $370 million, primarily in the Process Management and Industrial Automation segments.  The increase in the pension plans asset primarily reflects contributions net of pension expense for the period.

Product warranty liability	$204	182

Other liabilities
Deferred income taxes	$533	713
Postretirement plans, excluding current portion	417	436
Retirement plans	325	326
Minority interest	188	150
Other	594	582
	$2,057	2,207

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

8.	Summarized information about the Company’s operations by business segment follows (dollars in millions):

	Sales		Earnings
Three months ended June 30,	2008	2009	2008	2009

Process Management	$1,731	1,505	346	222
Industrial Automation	1,271	813	186	41
Network Power	1,672	1,306	212	135
Climate Technologies	1,087	859	169	131
Appliance and Tools	998	771	138	108
	6,759	5,254	1,051	637
Differences in accounting methods			62	48
Corporate and other			(121)	(77)
Eliminations/Interest	(191)	(163)	(46)	(64)

	$6,568	5,091	946	544

Intersegment sales of the Appliance and Tools segment for the three months ended June 30, 2009 and 2008, respectively, were $146 million and $162 million.  The change in Corporate and other for 2009 reflects lower stock compensation expense of $12 million, lower commodity mark-to-market losses of $10 million and higher one-time gains in fiscal 2009 of $6 million.

	Sales		Earnings
Nine months ended June 30,	2008	2009	2008	2009

Process Management	$4,764	4,588	890	782
Industrial Automation	3,572	2,876	528	291
Network Power	4,598	4,021	579	389
Climate Technologies	2,809	2,284	413	250
Appliance and Tools	2,886	2,269	409	248
	18,629	16,038	2,819	1,960
Differences in accounting methods			172	145
Corporate and other			(253)	(188)
Eliminations/Interest	(518)	(445)	(147)	(157)

	$18,111	15,593	2,591	1,760

Intersegment sales of the Appliance and Tools segment for the nine months ended June 30, 2009 and 2008, respectively, were $380 million and $439 million.  Compared to the prior year, Corporate and other for fiscal 2009 primarily reflects lower stock compensation expense of $66 million.

9.	Following is a discussion regarding the Company’s use of financial instruments.

Hedging Activities

The Company’s derivative instruments are accounted for under FAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and, accordingly, are recognized at fair value.  In the normal course of business, the Company is exposed to changes in interest rates, foreign currency exchange rates and commodity prices due to its worldwide presence and diverse business profile.  As part of the Company’s hedging strategy, derivative instruments are selectively used to manage these risks and minimize their impact.  Forward exchange and option derivatives are utilized to hedge foreign currency exposures impacting sales or cost of sales transactions, firm commitments and the fair value of assets and liabilities, while swap and option contracts are used to minimize the effect of commodity price fluctuations on cost of sales.  Emerson’s foreign currency hedges primarily relate to transactions denominated in euros and Mexican pesos, and to a lesser extent Canadian dollars and Swedish kroner.  The notional value of foreign currency hedge positions totaled approximately $1,942 million as of June 30, 2009.  Primary commodity exposures are price fluctuations on forecasted purchases of copper and aluminum, and related products, of which the Company had approximately 51 million pounds hedged as of June 30, 2009.  The Company does not hold derivatives for trading or speculative purposes.  Effective January 1, 2009, the Company adopted the disclosure provisions of FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which expanded disclosures regarding derivatives use, including hedging objectives and strategies, fair values, gains and losses and credit-risk-related contingent features.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

The majority of the Company’s derivatives are designated as hedges and qualify for deferral accounting under FAS 133.  Cash flow hedges of forecasted transactions minimize the exposure arising from variability in expected future cash flows attributable to a particular risk.  The effective portion of gains or losses for cash flow hedges is deferred in accumulated other comprehensive income (a component of stockholders’ equity) until it is recognized in earnings together with the underlying hedged item.  A fully effective hedge will result in no net earnings impact while the derivative is outstanding.  Gains and losses arising from the ineffective portion of any hedge are recognized in the income statement immediately.  The duration of hedge positions is generally two years or less and amounts currently hedged beyond eighteen months are not significant.  Hedging gains and losses deferred as of June 30, 2009 are generally expected to be recognized over the next twelve months as the underlying forecasted transactions occur.  However, the amounts ultimately recognized may differ, favorably or unfavorably, from those shown because until the positions are settled they remain subject to ongoing market price fluctuations.  Derivatives receiving deferral accounting under FAS 133 are highly effective and hedge ineffectiveness was immaterial during both the three and nine month periods ended June 30, 2009, including gains or losses on any derivatives that were discontinued because the forecasted transaction was no longer expected to occur.  No amounts were excluded from the assessment of hedge effectiveness.  The Company also uses derivatives to hedge economic exposures which do not receive deferral accounting under FAS 133.  The underlying exposures for these hedges relate primarily to purchases of commodity-based components used in the Company’s manufacturing processes, and the revaluation of certain foreign-currency-denominated assets and liabilities.  Gains and losses on derivatives that do not receive deferral accounting are recognized in the income statement immediately.

Shown below for the three and nine month periods ended June 30, 2009 are amounts reclassified from accumulated other comprehensive income into earnings, amounts recognized in other comprehensive income and amounts recognized in earnings for derivatives not receiving deferral accounting (dollars in millions):

	Gain (Loss) Reclassified into Earnings		Location	Gain (Loss) Recognized in Other Comprehensive Income
Derivatives Receiving Deferral Accounting	Three Months Ended 6/30/09	Nine Months Ended 6/30/09		Three Months Ended 6/30/09	Nine Months Ended 6/30/09
Cash Flow Hedges
Foreign currency	$(6)	(21)	Sales	$13	(21)
Foreign currency	(6)	(26)	Cost of sales	21	(38)
Commodity	(28)	(85)	Cost of sales	20	(66)
	$(40)	(132)		$54	(125)

Derivatives Not Receiving Deferral Accounting	Gain (Loss) Recognized in Earnings
Foreign currency	$(38)	(62)	Other income (deductions)
Commodity	1	(9)	Cost of sales
	$(37)	(71)

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Fair Value Measurements

Effective October 1, 2008, the Company adopted the recognition and disclosure provisions of FAS No. 157, “Fair Value Measurements.”  FAS 157 defines fair value, establishes a formal hierarchy and framework for measuring fair value, and expands disclosures about fair value measurements and the reliability of valuation inputs.  Under FAS 157, a fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for that asset or liability or, in the absence of a principal market, the most advantageous market available.  Within the hierarchy, Level 1 instruments are measured using observable market prices for the identical item in active markets and have the most reliable valuations; Level 2 instruments have fair value determined through market-observable inputs for similar items in active markets, including forward and spot prices, interest rates and volatilities for currencies or commodities; and Level 3 instruments are valued using inputs not observable in an active market, such as company-developed future cash flow estimates, which are considered the least reliable.  Valuations for all of Emerson’s derivatives fall within Level 2.  Due to the high credit quality of Emerson and its counterparties, the impact on the fair value of the Company’s derivative assets and liabilities due to the adoption of FAS 157 was inconsequential.  FAS 157 is effective for nonfinancial assets and liabilities, including goodwill and certain other intangible and long-lived assets, beginning in fiscal 2010.

The Company has in place bilateral collateral agreements with posting thresholds indexed to credit ratings that limit Emerson’s and its counterparties’ exposure in the event of default, and under which the Company has posted no collateral as of June 30, 2009.  If credit ratings on the Company’s debt fall below pre-established levels, derivatives counterparties can require immediate full collateralization on instruments in net liability positions.  Similarly, Emerson could demand full collateralization should any of the Company’s counterparties’ credit rating fall below certain thresholds.  The maximum incremental collateral the Company could be required to post under these contingent features as of June 30, 2009 is $40 million.  For derivatives in asset positions, no credit loss is anticipated as the counterparties to these agreements are companies with high credit ratings.  A summary of the fair values of derivative contracts outstanding as of June 30, 2009 follows (dollars in millions).  The Company has master netting arrangements in place with its counterparties that allow the offsetting of derivative-related amounts receivable and payable when settlement occurs in the same period.  Accordingly, counterparty balances are netted in the consolidated balance sheet, with the net values of all derivative contracts currently recognized in accrued expenses.

	Assets	Liabilities
Derivatives Receiving Deferral Accounting
Foreign currency	$17	46
Commodity	$18	29

Derivatives Not Receiving Deferral Accounting
Foreign currency	$14	4
Commodity	$2	3

The fair value of the Company's long-term debt (including current maturities) is estimated using prices from market sources and financial institutions for debt with similar maturities and characteristics, as well as other valuation techniques.  As of June 30, 2009, the fair value of long-term debt was $4,739 million, which exceeded the carrying value by $173 million.

10.
In April 2009, the Company acquired Roxar ASA, a leading global supplier of measurement solutions and software for reservoir production optimization, enhanced oil and gas recovery and flow assurance, for approximately $190 million in cash and $222 million in assumed debt.  Roxar has annual revenues of approximately $200 million and is reported in the Process Management business segment.

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

Items 2 and 3. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The third quarter and first nine months of fiscal 2009 were very challenging as significant declines in gross fixed investment, particularly capital goods and nonresidential construction, as well as housing and consumer spending, adversely impacted sales and earnings for most of the Company’s businesses.  These declines began in the third quarter of fiscal 2008 and have continued into 2009.  The Company anticipates continued weakness stemming from these factors for at least the remainder of this year and into the next.  The Company’s diverse international presence helped mitigate the adverse economic conditions as underlying sales grew fiscal year to date in Asia and Canada while declining in the United States and Europe.  Third quarter sales declined in all regions, although less severely in Asia.  Unfavorable foreign currency translation also negatively impacted results for the quarter and nine months ended June 30, 2009 due to the strength of the U.S. dollar.  Overall, sales and earnings for the third quarter and nine months decreased versus prior year for all segments on reductions in customer inventories and resulting lower spending levels as business and consumer confidence levels remained low.  Despite the economic downturn, Emerson's financial position remains strong and the Company continues to generate substantial operating cash flow.

THREE MONTHS ENDED JUNE 30, 2009, COMPARED WITH THREE MONTHS ENDED JUNE 30, 2008

RESULTS OF OPERATIONS

Three months ended June 30,	2008	2009	Change
(dollars in millions, except per share amounts)

Net sales	$6,568	5,091	(22)%
Gross profit	$2,413	1,838	(24)%
Percent of sales	36.7%	36.1%
SG&A	$1,321	1,089
Percent of sales	20.1%	21.4%
Other deductions, net	$100	141
Interest expense, net	$46	64
Earnings from continuing operations before income taxes	$946	544	(43)%
Percent of sales	14.4%	10.7%
Earnings from continuing operations	$647	387	(40)%
Net earnings	$612	387	(37)%
Percent of sales	9.3%	7.6%

EPS – Continuing operations	$0.82	0.51	(38)%
EPS – Net earnings	$0.78	0.51	(35)%

Net sales for the quarter ended June 30, 2009 were $5,091 million, a decrease of $1,477 million, or 22 percent, compared with net sales of $6,568 million for the quarter ended June 30, 2008.  The consolidated results reflect a 19 percent ($1,179 million) decrease in underlying sales (which exclude acquisitions, divestitures and foreign currency translation), a 4 percent ($304 million) unfavorable impact from foreign currency translation and a 1 percent ($6 million) positive impact from acquisitions.  Underlying sales reflect a 19 percent loss from volume.  Underlying sales for the third quarter decreased 23 percent in the United States and 15 percent internationally.  The international sales decrease included declines across all major geographic regions, including Europe (25 percent), Asia (5 percent), Latin America (15 percent), Middle East/Africa (13 percent) and Canada (13 percent).  All segments incurred significant declines and continue to be impacted by the broad slowdown in the consumer and capital goods businesses.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Costs of sales for the third quarters of fiscal 2009 and 2008 were $3,253 million and $4,155 million, respectively.  Cost of sales as a percent of net sales was 63.9 percent in the third quarter of 2009, compared with 63.3 percent in the third quarter of 2008.  Gross profit was $1,838 million and $2,413 million for the third quarters ended June 30, 2009 and 2008, respectively, resulting in gross profit margins of 36.1 percent and 36.7 percent.  The decrease in gross profit margin during the third quarter of 2009 primarily reflects deleverage on the lower sales volume with inventory liquidation and unfavorable product mix, partially offset by material cost containment and savings from cost reduction actions.  Foreign currency translation negatively impacted the gross profit amount.

Selling, general and administrative (SG&A) expenses for the third quarter of 2009 were $1,089 million, or 21.4 percent of net sales, compared with $1,321 million, or 20.1 percent of net sales, for the third quarter of 2008.  The decrease of $232 million was largely due to lower sales volume, foreign currency translation and cost reduction actions.  The increase in SG&A as a percent of sales was primarily the result of deleverage on lower sales volume, partially offset by cost reductions and lower incentive stock compensation expense.

Other deductions, net were $141 million for the third quarter of 2009, a $41 million increase from the same period in the prior year, primarily due to a $59 million increase in rationalization expense.  See Notes 5 and 6 for further details regarding other deductions, net and rationalization costs.

Pretax earnings from continuing operations of $544 million for the third quarter of 2009 decreased $402 million, or 43 percent, compared with $946 million for the prior year.  This decrease was primarily due to lower sales, lower gross profit and higher SG&A relative to sales, and an increase in other deductions, net.  Earnings results predominantly reflect decreases of $145 million in Industrial Automation, $124 million in Process Management and $77 million in Network Power. Third quarter pretax margin decreased 3.7 percentage points versus the prior year to 10.7 percent of sales. Major drivers of the margin decline were deleverage from operations running below capacity due to lower sales volume (approximately 3 points), negative $55 million due to under absorption from inventory reduction (approximately 1 point), and unfavorable mix (approximately 1 point), which were partially offset by savings from cost reductions (approximately 2 points) and other favorable items (approximately 1 point). In addition, increased rationalization expense (approximately 1 point) and interest and other items (approximately 1 point) adversely impacted the pretax margin.

Income taxes were $157 million and $299 million for the three months ended June 30, 2009 and 2008, respectively, resulting in effective tax rates of 29 percent and 32 percent, respectively.  The lower effective tax rate reflects a credit from the repatriation of certain non-U.S. earnings and a benefit from a prior net operating loss at a foreign subsidiary.

Earnings and earnings per share from continuing operations were $387 million and $0.51 for the three months ended June 30, 2009, decreases of 40 percent and 38 percent, respectively, compared with $647 million and $0.82 for the quarter ended June 30, 2008.  Higher restructuring expenses in 2009 versus the prior year negatively impacted earnings per share comparisons by $0.05 per share.

As there were no discontinued operations in the third quarter of fiscal 2009, net earnings were also $387 million and earnings per share were also $0.51 for the three months ended June 30, 2009, decreases of 37 percent and 35 percent, respectively, compared with the $612 million and $0.78 for the three months ended June 30, 2008.  Net earnings for the third quarter of fiscal 2008 included a loss from discontinued operations of $35 million, or $0.04 per share, related to the European appliance motor and pump business.

BUSINESS SEGMENTS

Following is a summary of operating results for the Company’s business segments for the third quarter ended June 30, 2009, compared with the third quarter ended June 30, 2008.  The Company defines segment earnings as earnings before interest and taxes.

Process Management

Three months ended June 30,	2008	2009	Change
(dollars in millions)

Sales	$1,731	1,505	(13)%
Earnings	$346	222	(36)%
Margin	20.0%	14.8%

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Process Management reported third quarter sales of $1,505 million, a decrease of 13 percent from the prior year.  Nearly all of the businesses reported lower sales and earnings, led by the measurement and flow business, primarily as a result of weakness in the chemical, refining and marine markets.  The decline was slightly offset by growth in the power and water business.  Underlying sales decreased 9 percent, reflecting a decline in volume, with a 7 percent ($121 million) unfavorable impact from foreign currency translation and a 3 percent ($42 million) positive contribution from the Roxar acquisition.  The decrease in underlying sales reflects declines in the United States (18 percent) and Latin America (19 percent) and moderate decreases in Europe (3 percent) and Middle East/Africa (5 percent), which were partially offset by an increase in Asia (3 percent).  Earnings decreased 36 percent for the period, to $222 million from $346 million in the prior year, while margins decreased 5.2 percentage points primarily reflecting unfavorable product mix (approximately 2 points of margin) with measurement and flow declines greater than in the systems business, deleverage on the lower sales volume and significant inventory reductions (approximately 1 point of margin each) and higher restructuring costs of $14 million, which were partially offset by savings from cost reductions.

Industrial Automation

Three months ended June 30,	2008	2009	Change
(dollars in millions)

Sales	$1,271	813	(36)%
Earnings	$186	41	(78)%
Margin	14.6%	5.0%

Sales decreased 36 percent to $813 million in the Industrial Automation segment for the third quarter.  Sales results reflect significant declines across the segment due to the severe slowdown in the capital goods markets.  All businesses declined, particularly power generating alternators, as well as fluid automation, electronic drives and electrical distribution.  Underlying sales decreased 34 percent, foreign currency translation had a 5 percent ($81 million) unfavorable impact while the System Plast and Trident Power acquisitions added a 3 percent ($28 million) positive contribution.  Underlying sales decreased 32 percent internationally, with all regions down, including a 37 percent decline in Europe and a 36 percent decline in the United States.  The underlying sales decrease reflects an approximate 35 percent decline from volume, as well as an estimated 1 percent positive impact from price.  Earnings were $41 million compared with $186 million in the prior year period, and margins decreased 9.6 percentage points primarily reflecting deleverage on the lower sales volume (approximately 7 points of margin) with significant inventory reduction (approximately 1 point of margin) and higher restructuring costs of $8 million, partially offset by savings from cost reduction actions and higher sales prices.

Network Power

Three months ended June 30,	2008	2009	Change
(dollars in millions)

Sales	$1,672	1,306	(22)%
Earnings	$212	135	(36)%
Margin	12.7%	10.3%

Sales in the Network Power segment decreased 22 percent to $1,306 million for the third quarter 2009 compared with the prior year, reflecting declines in the uninterruptible power supply, precision cooling and embedded power businesses due to the slowdown in customers’ capital spending, and a slight decline in the China network power business.  The sales decrease reflects an underlying sales decline of 15 percent, a 4 percent ($59 million) unfavorable impact from foreign currency translation, and a 3 percentage points ($80 million) unfavorable impact from the decline in sales for the Embedded Computing acquisition.  The underlying sales decrease reflects a volume decline of 14 percent and a 1 percent negative impact from lower selling prices.  Geographically, underlying sales reflect decreases of 23 percent in the United States, 30 percent in Europe, and 8 percent in Latin America, while sales in Asia were flat.  Earnings of $135 million decreased 36 percent compared to the prior year primarily due to lower sales volume and higher restructuring costs of $24 million (including acquisition integration costs).  The margin decrease reflects deleverage from the lower sales volume, with decreases in inventory, and a negative impact from acquisitions which was partially offset by savings from cost reduction actions.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Climate Technologies

Three months ended June 30,	2008	2009	Change
(dollars in millions)

Sales	$1,087	859	(21)%
Earnings	$169	131	(22)%
Margin	15.5%	15.2%

Climate Technologies sales decreased 21 percent in the third quarter to $859 million, reflecting broad declines across all of the businesses, with steep declines in the temperature sensors, compressor and heater controls businesses.  The sales decrease reflects a 20 percent decline in underlying sales, a 3 percent ($31 million) unfavorable impact from foreign currency translation and a 2 percent ($16 million) favorable impact from acquisitions.  The underlying sales decrease includes an estimated 21 percent decline from lower volume and a 1 percent positive impact from higher pricing.  Sales declines in the compressor business reflect the slowdown in the worldwide air-conditioning and refrigeration markets.  Sales in the United States decreased 16 percent and international sales decreased 25 percent, including declines in Asia (23 percent) and Europe (30 percent).  Earnings decreased 22 percent to $131 million, primarily on lower sales volume.  The decrease in margin reflects deleverage on the lower sales volume and higher restructuring costs of $9 million, partially offset by savings from cost reductions.  Sales price increases were slightly offset by an increase in wage costs.

Appliance and Tools

Three months ended June 30,	2008	2009	Change
(dollars in millions)

Sales	$998	771	(23)%
Earnings	$138	108	(21)%
Margin	13.8%	14.0%

Appliance and Tools segment sales decreased 23 percent to $771 million in the third quarter of 2009, reflecting a 22 percent decline in underlying sales and a 1 percent ($12 million) unfavorable impact from foreign currency translation.  Declines in the storage, tools and appliance businesses were due to the continued downturn in the U.S. residential and nonresidential markets, while declines in the motors and appliance solutions businesses reflect major customers reducing inventory and production levels due to the difficult economic conditions.  The underlying sales decrease of 22 percent reflects an estimated 24 percent decline in volume and an approximate 2 percent positive impact from price.  Underlying international sales declined approximately 24 percent during the quarter, while underlying sales in the United States decreased 21 percent.  Earnings were $108 million, a decrease of 21 percent compared with the prior year period, primarily due to lower sales volume.  The margin increase reflects the benefit from the $9 million impairment charge in the appliance control business in the prior year, savings from cost reductions, sales prices increases and material cost containment which were substantially offset by deleverage on the lower sales volume.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

NINE MONTHS ENDED JUNE 30, 2009, COMPARED WITH NINE MONTHS ENDED JUNE 30, 2008

RESULTS OF OPERATIONS

Nine months ended June 30,	2008	2009	Change
(dollars in millions, except per share amounts)

Net sales	$18,111	15,593	(14)%
Gross profit	$6,665	5,671	(15)%
Percent of sales	36.8%	36.4%
SG&A	$3,757	3,401
Percent of sales	20.7%	21.8%
Other deductions, net	$170	353
Interest expense, net	$147	157
Earnings from continuing operations before income taxes	$2,591	1,760	(32)%
Percent of sales	14.3%	11.3%
Earnings from continuing operations	$1,764	1,218	(31)%
Net earnings	$1,724	1,218	(29)%
Percent of sales	9.5%	7.8%

EPS – Continuing operations	$2.23	1.60	(28)%
EPS – Net earnings	$2.18	1.60	(27)%

Net sales for the nine months ended June 30, 2009 were $15,593 million, a decrease of $2,518 million, or 14 percent, compared with net sales of $18,111 million for the nine months ended June 30, 2008.  The consolidated results reflect a 10 percent ($1,793 million) decline in underlying sales, a 5 percent ($793 million) unfavorable impact from foreign currency translation and a 1 percent ($68 million) positive contribution from acquisitions.  The decline in underlying sales for the nine months of fiscal 2009 reflects a 17 percent decrease in the United States and a 4 percent decrease in international sales, including decreases in Europe (11 percent), Middle East/Africa (3 percent) and Latin America (1 percent), partially offset by increases in Asia (1 percent) and Canada (3 percent).  Underlying sales reflect an approximate 11 percent loss from volume and a 1 percent positive impact from higher pricing.  Sales declined across all segments as the Company’s businesses continued to be impacted by the broad slowdown in consumer and capital goods businesses.

Costs of sales for the nine months of fiscal 2009 and 2008 were $9,922 million and $11,446 million, respectively.  Cost of sales as a percent of net sales was 63.6 percent in the nine months of 2009, compared with 63.2 percent in the nine months of 2008.  Gross profit was $5,671 million and $6,665 million for the nine months ended June 30, 2009 and 2008, respectively, resulting in gross profit margins of 36.4 percent and 36.8 percent.  The decrease in gross profit margin during the nine months of 2009 primarily reflects deleverage on the lower sales volume and negative product mix, which were partially offset by savings from productivity improvements.  The negative impact of foreign currency translation and lower sales volume reduced the gross profit amount.  Higher sales prices were partially offset by higher wage costs.

Selling, general and administrative (SG&A) expenses for the nine months of 2009 were $3,401 million, or 21.8 percent of net sales, compared with $3,757 million, or 20.7 percent of net sales for the nine months of 2008.  The decrease of $356 million was largely due to lower sales volume, foreign currency translation and cost reductions.  The increase in SG&A as a percent of sales was primarily the result of deleverage on the lower sales volume, partially offset by cost reductions and lower incentive stock compensation expense.

Other deductions, net were $353 million for the nine months of 2009, a $183 million increase from the $170 million for the same period in the prior year, due to higher rationalization costs in 2009 and lower nonrecurring gains.  For the nine months ended June 30, 2009, costs for the rationalization of operations were $190 million, compared with $49 million in the prior year period.  Gains were $35 million in the nine months of fiscal 2009, including the $25 million asset sale benefit in the second quarter, compared with gains of $64 million in the prior year.  In the nine months of fiscal 2008, the Company recognized pretax gains of $39 million on the sale of its equity investment in Industrial Motion Control Holdings and $18 million on the sale of a facility.  See Notes 5 and 6 for further details regarding other deductions, net and rationalization costs.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Pretax earnings from continuing operations decreased $831 million for the nine months of 2009, or 32 percent to $1,760 million, compared with $2,591 million for the prior year.  This decrease was primarily due to lower sales, lower gross profit and higher SG&A relative to sales, and an increase in other deductions, net.  The earnings decline predominantly reflects decreases of $237 million in Industrial Automation, $190 million in Network Power, $163 million in Climate Technologies and $161 million in Appliance and Tools. Year-to-date pretax margin declined 3.0 percentage points, to 11.3 percent, primarily due to the factors cited in the discussion of third quarter results.

Income taxes were $542 million and $827 million for the nine months ended June 30, 2009 and 2008, respectively, resulting in effective tax rates of 31 percent and 32 percent, respectively.  The effective tax rate for fiscal year 2009 is currently estimated to be 30 percent.

Earnings and earnings per share from continuing operations were $1,218 million and $1.60, respectively, for the nine months ended June 30, 2009, decreases of 31 percent and 28 percent, compared with $1,764 million and $2.23 for the nine months ended June 30, 2008.  Higher restructuring expenses in 2009 combined with lower gains versus the prior year negatively impacted earnings per share comparisons by $0.15 per share.  The 28 percent decrease in earnings per share also reflects the benefit of treasury share purchases.

As there were no discontinued operations in the nine months of fiscal 2009, net earnings were also $1,218 million and earnings per share were also $1.60 for the nine months ended June 30, 2009, decreases of 29 percent and 27 percent, respectively, compared with $1,724 million and $2.18 for the nine months ended June 30, 2008.  Net earnings for the nine months of fiscal 2008 included a loss from discontinued operations of $40 million, or $0.05 per share, consisting of a $42 million gain from the sale of the Brooks Instrument unit, an $88 million loss related to the European appliance motor and pump business and combined earnings of $6 million related to these businesses.

BUSINESS SEGMENTS

Following is a summary of segment results for the nine months ended June 30, 2009 compared with the nine months ended June 30, 2008.  The Company defines segment earnings as earnings before interest and taxes.

Process Management

Nine months ended June 30,	2008	2009	Change
(dollars in millions)

Sales	$4,764	4,588	(4)%
Earnings	$890	782	(12)%
Margin	18.7%	17.1%

Process Management sales were $4,588 million, a decrease of 4 percent from the prior year.  Results were mixed across the segment with sales down for the measurement and flow and the systems and solutions businesses, reflecting weakness in the chemical, refining and marine markets, and modest sales growth for the valves business.  Underlying sales increased 2 percent, reflecting volume gains, while foreign currency translation had an unfavorable impact of 7 percent ($318 million) and the Roxar acquisition had a favorable impact of 1 percent ($42 million).  The underlying sales increase reflects growth in Asia (15 percent), Europe (3 percent), Latin America (3 percent) and Canada (11 percent), partially offset by decreases in the United States (6 percent) and Middle East/Africa (2 percent).  Earnings for the first nine months decreased 12 percent, to $782 million from $890 million.  The margin decrease reflects negative product mix and higher restructuring costs of $18 million, which were partially offset by savings from productivity improvements.  Price increases and material cost containment were more than offset by higher wage costs.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Industrial Automation

Nine months ended June 30,	2008	2009	Change
(dollars in millions)

Sales	$3,572	2,876	(19	) %
Earnings	$528	291	(45	) %
Margin	14.8%	10.1%

Sales for the Industrial Automation segment decreased 19 percent to $2,876 million for the nine months of 2009. Sales results reflect a steep decline among all businesses due to the slowdown in the capital goods markets. Underlying sales declined 16 percent, foreign currency translation had a 5 percent ($194 million) unfavorable impact and the System Plast and Trident Power acquisitions had a 2 percent ($59 million) positive contribution. The underlying sales decrease reflects an approximate 18 percent decline from volume, partially offset by an estimated 2 percent positive impact from price. Underlying sales included a 15 percent decrease internationally, primarily due to declines of 17 percent in Europe and 11 percent in Asia, and an 18 percent decrease in the United States. Earnings were $291 million compared with $528 million in the prior year primarily reflecting lower sales volume. The margin decrease reflects deleverage on the lower sales volume and higher restructuring costs of $14 million, partially offset by savings from cost reductions. Additionally, higher selling prices were partially offset by higher materials and wage costs.

Network Power

Nine months ended June 30,	2008	2009	Change
(dollars in millions)

Sales	$4,598	4,021	(13	) %
Earnings	$579	389	(33	) %
Margin	12.6%	9.7%

Network Power sales decreased 13 percent, to $4,021 million for the nine months of 2009, reflecting declines in the inbound power, uninterruptible power supply, precision cooling and embedded power businesses due to the continued slowdown in customers’ capital spending, partially offset by strength in the China network power systems business. The sales decrease reflects underlying sales that declined 9 percent on lower volume and a 4 percent ($170 million) unfavorable impact from foreign currency translation. Geographically, underlying sales reflect decreases of 18 percent in the United States and 17 percent in Europe, while sales increased 5 percent in Asia and 4 percent in Latin America. Earnings of $389 million decreased 33 percent from the prior year primarily due to higher restructuring costs of $66 million (including acquisition integration costs) and lower sales volume. The margin decrease reflects a negative impact from acquisitions, as well as deleverage on the lower sales volume and unfavorable product mix, which were partially offset by savings from cost reduction actions. Materials cost containment was partially offset by a decrease in selling prices and increased wage costs.

Climate Technologies

Nine months ended June 30,	2008	2009	Change
(dollars in millions)

Sales	$2,809	2,284	(19)%
Earnings	$413	250	(39)%
Margin	14.7%	10.9%

Climate Technologies sales of $2,284 million for the nine months of 2009 decreased 19 percent, reflecting declines across all of the businesses, especially the compressor, temperature sensors and heater controls businesses.  The sales decline was due to a 17 percent decrease in underlying sales, a 3 percent ($75 million) unfavorable impact from foreign currency translation and a 1 percent ($16 million) positive contribution from acquisitions.  Underlying sales include an estimated 19 percent decline from lower volume and an estimated 2 percent positive impact from higher selling prices.  Sales declines in the compressor business reflect the worldwide slowdown in air-conditioning and refrigeration markets, particularly in the United States and Asia.  Sales in the U.S. decreased 17 percent while international sales also decreased 17 percent, reflecting declines in Asia (25 percent), Europe (6 percent) and Latin America (11 percent).  Earnings decreased 39 percent during the period to $250 million primarily due to lower sales volume, a negative $19 million impact from foreign currency transactions related to the strengthening of the U.S. dollar in 2009 versus weakening in the prior year, and higher restructuring costs of $26 million, partially offset by savings from cost reduction initiatives.  The margin decrease reflects deleverage on the lower sales volume and higher material and wage costs, which were only partially offset by price increases.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Appliance and Tools

Nine months ended June 30,	2008	2009	Change
(dollars in millions)

Sales	$2,886	2,269	(21)%
Earnings	$409	248	(39)%
Margin	14.2%	10.9%

Appliance and Tools segment sales decreased 21 percent to $2,269 million for the nine months of 2009.  This decrease reflects a 20 percent decline in underlying sales and a 1 percent ($36 million) unfavorable impact from foreign currency translation.  Declines in the storage, tools and appliance businesses were due to the continued downturn in the U.S. residential and nonresidential markets, while declines in the motors and appliance solutions businesses reflect major customers reducing inventory and production levels due to the difficult economic conditions.  The underlying sales decrease of 20 percent reflects a 23 percent decline in volume and an approximate 3 percent positive impact from pricing.  Underlying international sales declined approximately 14 percent, while underlying sales in the United States decreased 21 percent.  Earnings were $248 million, a decrease of 39 percent compared with the prior year, reflecting deleverage on the lower sales volume and higher restructuring costs of $17 million, partially offset by savings from cost reductions.  Higher sales prices were partially offset by higher raw materials and wage costs.

FINANCIAL CONDITION

A comparison of key elements of the Company's financial condition for the nine months ended June 30, 2009 as compared to the year ended September 30, 2008 and the nine months ended June 30, 2008 follows:

	September 30, 2008		June 30, 2009

Working capital (in millions)	$2,758		2,725
Current ratio	1.4 to 1		1.5 to 1
Total debt to total capital	33.1%		38.0%
Net debt to net capital	22.7%		30.9%
Interest coverage ratio	15.7	X	11.0	X

The ratios of debt to capital changed due to an increase in borrowings to finance acquisitions and a decrease in stockholders’ equity primarily as a result of treasury stock purchases and unfavorable foreign currency translation.  The Company's long-term debt is rated A2 by Moody's Investors Service and A by Standard and Poor's.  The Company's interest coverage ratio (earnings from continuing operations before income taxes and interest expense, divided by interest expense) was 11.0 times for the nine months of 2009, compared with 14.8 times for the prior year, primarily due to lower earnings in 2009.

During the third quarter of 2009, the Company issued $250 million of 4.125% notes due April 2015, $250 million of 5.00% notes due April 2019 and $250 million of 6.125% notes due April 2039 under an automatic shelf registration statement on file with the Securities and Exchange Commission.  During the second quarter of 2009, the Company issued $500 million of 4.875% notes due October 2019 and also repaid $250 million of 5.85% notes that had matured.  The net proceeds from the sale of the notes were used to repay a portion of commercial paper borrowings and for general corporate purposes.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Cash and equivalents decreased by $395 million during the nine months of 2009.  Cash provided by operating activities of $1,734 million was down $264 million compared with $1,998 million in the prior year period primarily as a result of decreased earnings and increased net pension funding.  With the decline in sales, working capital has been reduced, including accounts receivable and inventory liquidations of $839 million and $328 million, respectively, partially offset by an accounts payable reduction of $800 million.  Operating cash flow more than funded dividends of $749 million and capital expenditures of $388 million, while proceeds from long-term debt of $1,254 million provided additional cash for acquisitions of $735 million and treasury stock purchases of $718 million.  For the nine months ended June 30, 2009, free cash flow of $1,346 million (operating cash flow of $1,734 million less capital expenditures of $388 million) was down 12 percent from free cash flow of $1,537 million (operating cash flow of $1,998 million less capital expenditures of $461 million) in the prior year, primarily due to lower operating cash flow.  Other investing cash flow for fiscal 2008 included proceeds of $54 million related to the sale of an equity investment and $100 million related to the divestiture of the Brooks Instrument unit.

Based on the decline in asset values stemming from adverse conditions in the financial markets, and with a discount rate of 6.25%, the Company estimates the funded status of its pension plans is approximately a $600 million deficit as of June 30, 2009.  The Company currently anticipates making pension contributions totaling approximately $300 million for fiscal 2009.  Fiscal 2009 pension expense is not impacted by the funded status.  Fiscal 2010 expense is expected to increase and will be determined based on the funded status as of September 30, 2009, when the Company adopts the measurement date provisions of FAS 158.

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

New Accounting Pronouncements

Emerson adopted the provisions of FAS No. 165, “Subsequent Events,” in the third quarter of fiscal 2009.  FAS 165 established accounting and disclosure requirements for subsequent events and had no effect on the Company’s operations.

Emerson plans to adopt the measurement provision of FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” in the fourth quarter of fiscal 2009.  This provision requires employers to measure defined benefit plan assets and obligations as of the date of their fiscal year-end.  To transition to a fiscal year-end measurement date pursuant to FAS 158, the Company will measure its defined benefit plan assets and obligations as of September 30, 2009 and expects at that time to record an approximate $15 million after-tax adjustment to ending retained earnings and accumulated other comprehensive income.

OUTLOOK

Based on current economic conditions and the Company’s performance in the first nine months of 2009, reported sales are forecast to be in the range of $20.8 billion to $21.1 billion, or negative 15 percent to negative 16 percent compared with 2008 sales of $24.8 billion.  Underlying sales are expected to decrease in the range of negative 12 percent to negative 13 percent, which excludes an estimated 4 percent unfavorable impact from foreign currency translation at current exchange rates, and a favorable impact from completed acquisitions of approximately 1 percent.  Based on this level of sales, the Company forecasts 2009 diluted earnings per share in the range of $2.20 to $2.30.  Rationalization of operations expense is estimated to be approximately $280 million to $300 million for fiscal 2009.  Operating cash flow is estimated at approximately $3 billion and capital expenditures are estimated to be $0.5 billion to $0.6 billion for 2009.  Based on the expectation of continued weakness in served markets, the Company forecasts a net sales decrease of negative 10 percent to negative 13 percent for the first half of fiscal 2010.  A decrease in underlying sales of negative 14 percent to negative 17 percent is expected which excludes an estimated 2 percent positive impact from completed acquisitions and an estimated 2 percent positive impact from foreign currency translation at current exchange rates.

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

Item 4. Controls and Procedures

Emerson maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including the Company’s certifying officers, as appropriate to allow timely decisions regarding required disclosure.  Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of June 30, 2009, to provide reasonable assurance of the achievement of these objectives.

Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports.

There was no change in the Company's internal control over financial reporting during the quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities.

The Company’s Board of Directors authorized the repurchase of up to 80 million shares under the May 2008 program.  No shares were purchased during the quarter ended June 30, 2009.  The maximum number of shares that may yet be purchased under this program was 51.4 million as of June 30, 2009.

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

101
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the Three and Nine Months ended June 30, 2008 and 2009, (ii) Consolidated Balance Sheets at September 30, 2008 and June 30, 2009, (iii) Consolidated Statements of Cash Flows for the nine months ended June 30, 2008 and 2009, and (iv) Notes to Consolidated Financial Statements for the nine months ended June 30, 2009.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMERSON ELECTRIC CO.

Date: August 5, 2009	By /s/ Walter J. Galvin

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

101
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the Three and Nine Months ended June 30, 2008 and 2009, (ii) Consolidated Balance Sheets at September 30, 2008 and June 30, 2009, (iii) Consolidated Statements of Cash Flows for the nine months ended June 30, 2008 and 2009, and (iv) Notes to Consolidated Financial Statements for the nine months ended June 30, 2009.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.