Form 10-K
period 2009-09-30
EMERSON ELECTRIC CO
filed 2009-11-23
CIK 32604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☒

Aggregate market value of the voting stock held by nonaffiliates of the registrant as of close of business on March 31, 2009: $21.4 billion.

Common stock outstanding at October 31, 2009:  752,147,714 shares.

Documents Incorporated by Reference

1.	Portions of Emerson Electric Co. 2009 Annual Report to Stockholders (Parts I and II).

2.	Portions of Emerson Electric Co. Notice of 2010 Annual Meeting of Stockholders and Proxy Statement (Part III).

PART I

Item 1.  Business

Emerson was incorporated in Missouri in 1890, and has grown from a regional manufacturer of electric motors and fans into a diversified global technology company. Having expanded its product lines through internal growth and acquisition, Emerson today is designing and supplying product technology and delivering engineering services and solutions in a wide range of industrial, commercial and consumer markets around the world.

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

•
Appliance and Tools, providing uniquely designed motors for a broad range of applications, appliances and integrated appliance solutions, tools for both professionals and homeowners, and home and commercial storage systems

Sales, earnings before interest and income taxes, and total assets attributable to each segment for the three years ended September 30, 2009, are set forth in Note 16 of Notes to Consolidated Financial Statements of the 2009 Annual Report, which note is hereby incorporated by reference. Sales by segment in 2009 were Process Management 29 percent, Industrial Automation 17 percent, Network Power 25 percent, Climate Technologies 15 percent, and Appliance and Tools 14 percent. Sales by geographic destination in 2009 were United States 45 percent, Europe 21 percent, Asia 21 percent and other regions 13 percent. Information with respect to acquisition and divestiture activities and rationalization of operations by Emerson is set forth in Notes 3 and 5 of Notes to Consolidated Financial Statements of the 2009 Annual Report, which notes are hereby incorporated by reference.

PROCESS MANAGEMENT

The Process Management segment offers customers product technology as well as engineering and project management services for precision control, monitoring and asset optimization of oil and gas reservoirs and plants that produce power or that process or treat such items as oil, natural gas and petrochemicals; food and beverages; pulp and paper; pharmaceuticals; and municipal water supplies. This array of products and services helps customers optimize their plant capabilities in the areas of plant safety and reliability, and product quality and output. In 2009, sales by geographic destination for this segment were United States 33 percent, Europe 22 percent, Asia 23 percent and other regions 22 percent.

Process Management Systems and Software

Process Management systems and software control plant processes by collecting and analyzing information from measurement devices in the plant, and then using that information to adjust valves, pumps, motors, drives and other control hardware for maximum product quality and process efficiency. Software capabilities also include upstream oil and gas reservoir simulation and modeling for production optimization. Emerson’s process control systems can be extended wirelessly to support a mobile workforce with handheld tools/communicators, provide site-wide location tracking of people and assets, enable video monitoring and communicate with wireless field devices, thereby increasing the information available to operators.

Measurement and Analytical Instrumentation

Measurement instrumentation measures the physical properties of liquids or gases in a process stream, such as pressure, temperature, level, or rate and amount of flow, and communicates this information to the control system. Measurement technologies provided by Emerson include Coriolis direct mass flow, magnetic flow, vortex flow, ultrasonic flow, differential pressure, ultralow-flow fluid measurement, temperature sensors and radar-based tank gauging. Emerson measurement products are also often used in custody transfer applications, such as the transfer of gasoline from a storage tank to a tanker truck, where precise metering of the amount of fluid transferred helps ensure accurate asset management. Complementary products include onshore and subsea multi-phase meters, wetgas meters, downhold gauges and corrosion/erosion instruments.

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

Brands

Service/trademarks and trade names within the Process Management segment include Emerson Process Management, AMS Suite, Baumann, Bettis, Bristol, CSI, Damcos, Daniel, DeltaV, El-O-Matic, Enable, Epro, Fisher, Go Switch, Guardian, Micro Motion, Ovation, PlantWeb, RMS, ROC, Rosemount, Roxar, Smart Process, SureService, Tescom, TopWorx and Valvetop.

INDUSTRIAL AUTOMATION

The Industrial Automation segment provides integrated manufacturing solutions to our customers at the source of manufacturing their own products. Products include motors, power transmission solutions, alternators, fluid controls and materials joining equipment. Through these offerings, Emerson brings technology and enhanced quality to the customer’s final product. In 2009, sales by geographic destination for this segment were United States 39 percent, Europe 39 percent, Asia 13 percent and other regions 9 percent.

Motors and Drives

Emerson provides a broad line of drives and electric motors that are used in a wide variety of manufacturing operations and products, including production assembly lines, escalators in shopping malls and supermarket checkout stations. Products in this category include alternating current (AC) and direct current (DC) electronic variable speed drives, servo motors, pump motors, drive control systems, integral horsepower motors (1 HP and above), fractional horsepower motors (less than 1 HP) and gear drives.

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

Materials Joining and Precision Cleaning

Emerson supplies both plastics joining technologies and equipment, and metal welding and joining processes to a diversified manufacturing customer base, including automotive, medical devices and toys. The Company also provides precision cleaning and liquid processing solutions to industrial and commercial manufacturers. Products include ultrasonic joining and cleaning equipment; linear and orbital vibration welding equipment; systems for hot plate welding, spin welding, and laser welding; and aqueous, semi-aqueous and vapor cleaning systems.

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

Brands

Service/trademarks and trade names within the Industrial Automation segment include Emerson Industrial Automation, Appleton, ASCO, ASCO Joucomatic, ASCO Numatics, Branson Ultrasonics, Browning, Control Techniques, Emerson Power Transmission, Kato Engineering, Kop-Flex, Leroy Somer, McGill, Morse, O-Z/Gedney, System Plast and Trident.

NETWORK POWER

Emerson’s Network Power segment designs, manufactures, installs and maintains products providing “grid to chip” electric power conditioning, power reliability and environmental control for telecommunications networks, data centers and other critical applications. Products in this segment include power systems, embedded power supplies, precision cooling and inbound power systems, along with 24-hour service. In 2009, sales by geographic destination for this segment were United States 39 percent, Europe 17 percent, Asia 33 percent and other regions 11 percent.

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

Embedded Power

Embedded power supplies are installed by original equipment manufacturers to convert or condition power for microprocessors and peripherals in a wide range of telecommunication, health care, computer and industrial applications using standard or custom AC/DC or DC/DC designs. They are also used in consumer products, in the form of chargers for mobile phones and power adaptors in ink jet printers.

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

Brands

Service/trademarks and trade names within the Network Power segment include Emerson Network Power, Aperture, Artesyn, ASCO Power Technologies, Astec, Engineered Endeavors, Knürr, Liebert, Liebert Services, Netspan, Netsure, Semflex, Stratos and Trompeter.

CLIMATE TECHNOLOGIES

The Climate Technologies segment provides products and services for all areas of the climate control industry, including residential, commercial and industrial heating and air conditioning, and commercial and industrial refrigeration. Our technology enables homeowners and businesses to better manage their heating, air-conditioning, and refrigeration systems for improved control and lower energy bills. This segment also digitally controls and remotely monitors refrigeration units in grocery stores and other food distribution outlets to enhance freshness and food safety. In 2009, sales by geographic destination for this segment were United States 56 percent, Europe 15 percent, Asia 18 percent and other regions 11 percent.

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

Commercial and Industrial Refrigeration

Emerson’s technology is incorporated into equipment to refrigerate food and beverages in supermarkets, convenience stores, food service operations and refrigerated trucks and transport containers. Our refrigeration products are also used in a wide variety of industrial applications, including medical applications, food processing and cold storage. These products include compressors; precision flow controls; system diagnostics and controls that provide precise temperature management; and environmental control systems.

Services and Solutions

Emerson services and solutions enable customers to optimize the performance of retail facilities including large-scale retailers, supermarkets, convenience stores and food services facilities. By providing expertise in air conditioning, refrigeration and lighting control, Emerson performs as a complete facility manager for its customers. The Company’s expertise allows customers to reduce energy and maintenance costs, thereby improving overall facility uptime. In addition to industry-leading controls, products include commissioning services, monitoring services, facility design and project management.

Distribution

Climate Technologies segment sales, primarily to original equipment manufacturers and end users, are made predominately through worldwide direct sales force networks. The remaining sales are primarily through independent distributor networks throughout the world.

Brands

Service/trademarks and trade names within the Climate Technologies segment include Emerson Climate Technologies, Clive Samuels & Associates, Computer Process Controls, Copeland, Design Services Network, Dixell, Emerson Climate Technologies Distribution Services, Emerson Climate Technologies Educational Services, Emerson Retail Services, Fusite, Therm-O-Disc, Vilter and White-Rodgers.

APPLIANCE AND TOOLS

Emerson’s Appliance and Tools segment includes a broad range of products and solutions in motors, appliances and components, tools and storage. In 2009, sales by geographic destination for this segment were United States 82 percent, Europe 5 percent, Asia 4 percent and other regions 9 percent.

Motors

Emerson provides a broad range of electric motors, controls and assemblies from fractional to several thousand horsepower output. Each of these products is designed to give our customers the quality, reliability and energy efficiency needed for their specific applications. Emerson’s electric motors are used in a variety of home appliances. They include variable, fixed and multi-speed motors used in horizontal and vertical axis washers, dryers and dishwashers. Our motors are also used in residential and commercial pumps, such as those provided in spas, pools and golf course irrigation equipment; in industrial and municipal pumps such as water/wastewater; in HVAC equipment, such as furnaces, compressors, condenser fans, heat pumps, cooling towers and commercial air handlers; and in industrial, farming and mining applications, where we offer products such as explosion-proof motors, paint-free washdown motors and industrial severe duty motors.

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

Professional and Do-It-Yourself Tools

Our pipe-working tools are used by plumbing and mechanical professionals to install and repair piping systems. These tools include pipe wrenches, pipe cutters, pipe threading and roll grooving equipment; a time-saving system that joins tubing through mechanical crimping; drain cleaners; diagnostic systems including closed-circuit television pipe inspection and locating equipment; and tubing tools. Other professional tools include water jetters, wet-dry vacuums, commercial vacuums, rolling storage boxes, truck work boxes, bolt cutters, and van and truck ladder racks. Do-it-yourself tools, available at home improvement retail outlets, include drain cleaning equipment, pipe and tube working tools, and wet-dry vacuums.

Storage Solutions

Emerson provides a wide variety of freestanding, fixed and mobile storage products for residential, commercial, health care and food service applications. Our products for the home include wall-mounted and freestanding shelving systems, cabinet and closet organizers, home office storage, and drawer systems and containers, available in wire, stainless steel and laminate. Our storage solutions also help commercial customers utilize space in the most efficient manner. These solutions include storage and display shelving, stock-picking and kitting carts, cabinets, totes, bins, workstations, and merchandising and inventory storage racks. Products provided to the health care industry assist in medical response and treatment; they include emergency and operating room carts, medication carts, polymer and wire shelving systems, and sterile worktables. Our food service equipment helps meet the storage needs of the food service and hospitality industries, such as restaurants and hotels. This equipment includes polymer and wire storage systems, busing carts, pan and tray racks, transport carts and workstations.

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

Brands

Service/trademarks and trade names within the Appliance and Tools segment include Emerson Appliance Solutions, Emerson Heating Products, Emerson Motor Technologies, Emerson Professional Tools, Emerson Storage Solutions, ClosetMaid, Digital Appliance Controls, Emerson, Flo Healthcare, InSinkErator, Knaack, Lionville, Mallory, MedDispense, METRO, ProTeam, RIDGID, U.S. Electrical Motors and Weather Guard.

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

RAW MATERIALS

Emerson's major requirements for basic raw materials include steel, copper, cast iron, electronics, aluminum and brass, and to a lesser extent, plastics and other petroleum-based chemicals. Emerson has multiple sources of supply for each of its major requirements and is not significantly dependent on any one or a few suppliers. Although recent high prices for some raw materials have caused pricing pressures for some of our businesses, the raw materials and various purchased components required for the Company’s products have generally been available in sufficient quantities.

PATENTS, TRADEMARKS AND LICENSES

The Company has many patents, trademarks and licenses obtained over a number of years which expire at various dates in the future. While proprietary intellectual property is important to the Company, management believes the loss of any intellectual property right would not materially impact the Company or any of its segments.

BACKLOG

The Company’s estimated consolidated order backlog was $4,615 million and $5,518 million at September 30, 2009 and 2008, respectively. Nearly all of the September 30, 2009 consolidated backlog amount is expected to be shipped within one year. The estimated backlog by business segment at September 30, 2009 and 2008 follows:

(dollars in millions)	2008	2009

Process Management	$2,897	2,609

Industrial Automation	760	385

Network Power	1,230	1,066

Climate Technologies	396	373

Appliance and Tools	235	182

Consolidated Order Backlog	$5,518	4,615

COMPETITION

Emerson's businesses operate in markets that are highly competitive and the Company competes based on product performance, quality, service and/or price across the industries and markets served. A significant element of the Company's competitive strategy is to deliver solutions to our customers by manufacturing high quality products at the best relevant global cost. Although no single company competes directly with Emerson in all of the Company's product lines, various companies compete in one or more product lines and the number of competitors varies by product line. Some competitors have substantially greater sales and assets than Emerson and the Company also competes with many smaller companies. Management believes Emerson has a market leadership position in many of its product lines.

RESEARCH AND DEVELOPMENT

Costs associated with Company-sponsored research and development activities were $460 million, $458 million and $397 million in 2009, 2008 and 2007, respectively.

ENVIRONMENT

The Company's manufacturing locations generate waste, the treatment, storage, transportation and disposal of which are subject to federal, state, foreign and/or local laws and regulations relating to the protection of the environment. Compliance with laws regulating the discharge of materials into the environment or otherwise relating to the protection of the environment has not had a material effect upon Emerson's capital expenditures, earnings or competitive position. The Company does not anticipate having material capital expenditures for environmental control facilities during the next fiscal year.

EMPLOYEES

Emerson and its subsidiaries had an average of approximately 129,000 employees during 2009. Management believes that the Company's employee relations are favorable. Some of the Company's employees are represented under collective bargaining agreements, but none of these agreements is considered significant. See Note 5 of Notes to Consolidated Financial Statements of the 2009 Annual Report, which note is hereby incorporated by reference, for further information.

DOMESTIC AND FOREIGN OPERATIONS

International sales were $11,556 million in 2009, $13,479 million in 2008 and $11,219 million in 2007, including U.S. exports of $1,290 million, $1,537 million and $1,277 million in 2009, 2008 and 2007, respectively. Although there are additional risks attendant to foreign operations, such as possible nationalization of facilities, currency fluctuations and restrictions on the movement of funds, Emerson's financial position has not been materially affected thereby to date. See Note 16 of Notes to Consolidated Financial Statements of the 2009 Annual Report, which note is hereby incorporated by reference, for further information with respect to foreign operations.

INTERNET ACCESS

Emerson's Forms 10-K, 10-Q, 8-K and all amendments to those reports are available without charge through Emerson's website on the Internet as soon as reasonably practicable after they are electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (SEC). They may be accessed as follows: www.Emerson.com, Investor Relations, SEC Filings. Information on Emerson’s website does not constitute part of this Form 10-K.

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

Our ability to invest in our businesses, make strategic acquisitions and refinance maturing debt obligations requires access to the capital markets and sufficient bank credit lines to support short-term borrowings. Volatility in the capital markets may increase costs associated with issuing commercial paper or other debt instruments, or affect the Company’s ability to access those markets. If we are unable to continue to access the capital markets, we could experience a material adverse effect on our business and financial results. If our customers, suppliers and financial institutions are unable to access the capital markets to meet their commitments to the Company, our business could be adversely impacted.

We Use A Variety Of Raw Materials And Components In Our Businesses, And Significant Shortages Or Price Increases Could Increase Our Operating Costs And Adversely Impact The Competitive Positions Of Our Products

Our major requirements for raw materials include steel, copper, cast iron, electronics, aluminum and brass and, to a lesser extent, plastics and other petroleum-based chemicals. Emerson has multiple sources of supply for each of its major requirements and is not significantly dependent on any one or a few suppliers. Significant shortages or price increases could impact the prices our affected businesses charge, their operating costs and the competitive position of their products and services, which could adversely affect our results of operations. While we monitor market prices of the commodities we require and attempt to reduce price exposure through hedging activities, this risk could adversely affect our operating results.

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

We sell, manufacture, engineer, and purchase products in overseas markets. A significant portion of our sales is outside the United States, and we expect sales from non-U.S. markets to continue to represent a significant portion of our total sales. International sales and operations are subject to changes in local government regulations and policies, including those related to tariffs and trade barriers, investments, taxation, exchange controls, and repatriation of earnings. Changes in the relative values of currencies occur from time to time and have affected our operating results and could do so in the future. While we monitor our exchange rate exposures and attempt to reduce this exposure through hedging activities, this risk could adversely affect our operating results.

Recessions, Adverse Market Conditions Or Downturns In The End Markets We Serve May Negatively Impact Segment Revenues And Operating Results

Segment revenues, operating results and cash flows have varied in the past and may be exposed to significant volatility from quarter to quarter in the future due to changes in general economic conditions, recessions or adverse conditions in the end markets we serve. These changes could adversely impact overall sales, operating results and cash flows, which in turn could trigger impairment of goodwill or other long-lived assets due to the fair value of such assets falling below the Company’s carrying value. Moreover, during economic downturns we may undertake more extensive rationalization actions and therefore incur higher rationalization expense during such periods. If our rationalization actions are not sufficiently effective or if we must incur rationalization costs beyond what we anticipate, we may not be able to achieve our anticipated operating results.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2. Properties

At September 30, 2009, Emerson had approximately 250 manufacturing locations worldwide, of which approximately 165 were located outside the United States, primarily in Europe and to a lesser extent in Asia, Canada and Latin America. The approximate numbers of manufacturing locations by business segment are: Process Management, 60; Industrial Automation, 80; Network Power, 40; Climate Technologies, 35; and Appliance and Tools, 35. The majority of the locations are owned, with the remainder occupied under lease. The Company considers its facilities suitable and adequate for the purposes for which they are used.

Item 3. Legal Proceedings

The information regarding legal proceedings set forth in Note 12 of Notes to Consolidated Financial Statements of the 2009 Annual Report is hereby incorporated by reference.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended September 30, 2009.

Executive Officers of the Registrant

The following sets forth certain information as of November 23, 2009 with respect to Emerson's executive officers. The Fiscal Year column indicates the first year the executive served as an officer of the Company. These officers have been elected or appointed to terms which expire February 2, 2010:

Name	Position	Age	Fiscal Year

D. N. Farr*	Chairman of the Board, Chief Executive Officer and President	54	1985

C. W. Ashmore	Executive Vice President - Planning and Development	47	2001

F. J. Dellaquila	Senior Vice President - Finance and Controller	52	1991

W. J. Galvin	Vice Chairman and Chief Financial Officer	63	1984

E. L. Monser	Chief Operating Officer	59	2002

C. A. Peters	Senior Executive Vice President	54	1990

R. J. Schlueter	Vice President and Chief Accounting Officer	55	1992

F. L. Steeves	Senior Vice President, Secretary and General Counsel	55	2007

*Also chairman of the Executive Committee of the Board of Directors.

There are no family relationships among any of the executive officers and directors.

David N. Farr has been Chief Executive Officer since October 2000 and was also appointed Chairman of the Board in September 2004 and appointed President in November 2005. Craig W. Ashmore was appointed Executive Vice President - Planning and Development in October 2009.  Prior to his current position, Mr. Ashmore was Senior Vice President - Planning and Development from October 2004 to September 2009 and Group Vice President from 2003 to 2004. Frank J. Dellaquila has been Senior Vice President - Finance and Controller since August 2009. Prior to his current position, Mr. Dellaquila was Senior Vice President - Acquisitions and Development from 2004 to 2009. Walter J. Galvin was appointed Vice Chairman in October 2009 and has been Chief Financial Officer since 1993. Prior to his current position, Mr. Galvin was Senior Executive Vice President from October 2004 to September 2009 and Executive Vice President from February 2000 to October 2004. Edward L. Monser was appointed Chief Operating Officer in November 2001. Charles A. Peters has been Senior Executive Vice President since October 2000. Richard J. Schlueter has been Vice President Accounting since 1999 and was also appointed Chief Accounting Officer in February 2003. Frank L. Steeves was appointed Senior Vice President, Secretary and General Counsel in March 2007, prior to which he was Vice Chairman of the Milwaukee-based law firm of von Briesen & Roper, S.C., which has provided legal services to the Company since 2001. Mr. Steeves joined von Briesen and Roper as a partner in 2001, and became Vice Chairman of the firm in 2004.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The information regarding the market for the Company's common stock, quarterly market price ranges and dividend payments set forth in Note 18 of Notes to Consolidated Financial Statements of the 2009 Annual Report is hereby incorporated by reference. There were approximately 26,315 stockholders of record at September 30, 2009.

The Company’s Board of Directors authorized the repurchase of up to 80 million shares under the May 2008 program. No shares were purchased during the quarter ended September 30, 2009. The maximum number of shares that may yet be purchased under this program was 51.4 million as of September 30, 2009.

Item 6. Selected Financial Data

Years ended September 30
(dollars in millions, except per share amounts)

	2005 (a)	2006	2007	2008	2009

Net sales	16,902	19,734	22,131	24,807	20,915

Earnings from continuing operations	1,413	1,839	2,129	2,454	1,724

Basic earnings from continuing operations per common share	1.70	2.25	2.68	3.14	2.29

Diluted earnings from continuing operations per common share	1.69	2.23	2.65	3.11	2.27

Cash dividends per common share	0.83	0.89	1.05	1.20	1.32

Long-term debt	3,128	3,128	3,372	3,297	3,998

Total assets	17,227	18,672	19,680	21,040	19,763

(a)	Fiscal 2005 includes tax expense of $63 million ($0.07 per share) related to the repatriation of foreign earnings under the American Jobs Creation Act of 2004.

Information presented reflects the December 2006 two-for-one stock split. The European appliance motor and pump business for the 2005-2008 periods, and the Brooks Instrument flow meters and flow controls unit for 2008 only, are classified as discontinued operations. See Note 3 of Notes to Consolidated Financial Statements of the 2009 Annual Report, which note is hereby incorporated by reference, for information regarding the Company's acquisition and divestiture activities.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information appearing under “Results of Operations,” “Financial Position, Capital Resources and Liquidity,” “Critical Accounting Policies” and the "Safe Harbor Statement" in the 2009 Annual Report are hereby incorporated by reference.

Fiscal 2010 Outlook

Fiscal year 2009 was a challenging year, but Emerson believes it is well positioned moving into the uncertain 2010 economic environment. Underlying sales for fiscal year 2010 are expected to decline in the range of negative 5 percent to negative 7 percent, which excludes an estimated favorable increase of 7 percent to 5 percent due to foreign currency translation, completed and assumed future acquisitions and potential divestitures. Reported sales for the year are forecast to be in the range of positive 2 percent to negative 2 percent compared with 2009 sales of $20.9 billion. The Company also expects the operating profit margin to be flat to slightly down for the full year. There can be no assurance when or if potential future acquisitions or divestitures will be completed and what impact future exchange rate changes will have.

Non-GAAP Financial Measures

To supplement Emerson’s financial information presented in accordance with U.S. generally accepted accounting principles (GAAP), management uses certain “non-GAAP financial measures” as such term is defined in Regulation G under the rules of the SEC, to clarify and enhance understanding of past performance and prospects for the future. Generally, a non-GAAP financial measure is a numerical measure of a company’s operating performance, financial position or cash flows that excludes or includes amounts that are included in or excluded from the most directly comparable measure calculated and presented in accordance with GAAP. For example, non-GAAP measures may exclude the impact of certain unique items such as acquisitions, divestitures, one-time gains and losses or items outside of management’s control, such as foreign currency exchange rates. Management believes that the following non-GAAP financial measures provide investors and analysts useful insight into Emerson’s financial position and operating performance.

Underlying sales, which exclude the impact of acquisitions and divestitures during the periods presented, and fluctuations in foreign currency exchange rates, are provided to facilitate relevant period-to-period comparisons of sales growth by excluding these unique items that impact the overall comparability. Underlying sales should be viewed in addition to, and not as an alternative to, net sales as determined in accordance with U.S. GAAP.

Operating profit (defined as net sales less cost of sales and selling, general and administrative expenses) and operating profit margin (defined as operating profit divided by net sales) are indicative of short-term operational performance and ongoing profitability. Management closely monitors operating profit and operating profit margin of each business to evaluate past performance and actions required to improve profitability. Operating profit and operating profit margin should be viewed in addition to, and not as an alternative to, pretax earnings or profit margin as determined in accordance with U.S. GAAP.

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

Overall, while Emerson believes these non-GAAP financial measures are useful in evaluating the Company, this information should be considered as supplemental in nature and not as a substitute for or superior to the related financial information prepared in accordance with GAAP. Further, the calculation of these non-GAAP financial measures may differ from the calculation of similarly titled financial measures presented by other companies and therefore they may not be comparable among companies.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information appearing under "Financial Instruments" in the 2009 Annual Report is hereby incorporated by reference.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements of the Company and its subsidiaries and the report thereon of KPMG LLP in the 2009 Annual Report are hereby incorporated by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Emerson maintains a system of disclosure controls and procedures which is designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including the Company’s certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of September 30, 2009 to provide reasonable assurance of achieving these objectives.

Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports.

There was no change in the Company's internal control over financial reporting during the quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management’s report on internal control over financial reporting, and the related report of the Company’s auditor, KPMG LLP, an independent registered public accounting firm, appearing in the 2009 Annual Report are hereby incorporated by reference.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding nominees and directors appearing under "Nominees and Continuing Directors" in the Emerson Electric Co. Notice of Annual Meeting of Stockholders and Proxy Statement for the February 2010 annual stockholders' meeting (the "2010 Proxy Statement") is hereby incorporated by reference. Information regarding executive officers is set forth in Part I of this report. Information appearing under "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2010 Proxy Statement is hereby incorporated by reference. Information regarding the Audit Committee and Audit Committee Financial Expert appearing under "Board of Directors and Committees" in the 2010 Proxy Statement is hereby incorporated by reference.

Emerson has adopted a Code of Ethics that applies to the Company's chief executive officer, chief financial officer, chief accounting officer and controller; has posted such Code of Ethics on its Internet website; and intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K by posting such information on its Internet website. Emerson has adopted Charters for its Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee and a Code of Business Ethics for directors, officers and employees, which are available on its Internet website and are available in print to any shareholder who requests them. Emerson has also adopted Corporate Governance Principles and Practices, which are available on its Internet website and are available in print to any shareholder who requests them. The Company's Internet website may be accessed as follows: www.Emerson.com, Investor Relations, Corporate Governance.

Item 11. Executive Compensation

Information appearing under “Board of Directors and Committees—Compensation Committee,” “Board of Directors and Committees—Corporate Governance and Nominating Committee,” “Director Compensation,” “Executive Compensation” (including, but not limited to, the information set forth under “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Summary Compensation Table”) and “Compensation Committee Interlocks and Insider Participation” in the 2010 Proxy Statement is hereby incorporated by reference.

The information contained in “Compensation Committee Report” shall not be deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), except to the extent that Emerson specifically incorporates such information into future filings under the Securities Act of 1933 or the Exchange Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding beneficial ownership of shares by nominees and continuing directors, named executive officers and by all directors and executive officers as a group appearing under "Stock Ownership of Directors and Executive Officers" in the 2010 Proxy Statement is hereby incorporated by reference.

Information regarding equity compensation plans appearing under “Equity Compensation Plan Information” in the 2010 Proxy Statement is hereby incorporated by reference. Information regarding stock option plans and incentive shares plans set forth in Note 14 of Notes to Consolidated Financial Statements of the 2009 Annual Report is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information appearing under “Director Independence” in the 2010 Proxy Statement is hereby incorporated by reference.

Item 14. Principal Accounting Fees and Services

Information appearing under "Fees Paid to KPMG LLP" in the 2010 Proxy Statement is hereby incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

A) Documents filed as a part of this report:

1.	The consolidated financial statements of the Company and its subsidiaries and the report thereon of KPMG LLP in the 2009 Annual Report.

2.	Financial Statement Schedules

All schedules are omitted because they are not required, not applicable or the information is given in the financial statements or notes thereto contained in the 2009 Annual Report.

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

3(b)	Bylaws of Emerson Electric Co., as amended through November 3, 2009, incorporated by reference to Emerson Electric Co. Form 8-K dated November 3, 2009, Exhibit 3.1.

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

No other long-term debt instruments are filed since the total amount of securities authorized under any such instrument does not exceed 10 percent of the total assets of Emerson Electric Co. and its subsidiaries on a consolidated basis. Emerson Electric Co. agrees to furnish a copy of such instruments to the SEC upon request.

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

10(r)	Long-Term Credit Agreement dated as of April 28, 2006, incorporated by reference to Emerson Electric Co. Form 8-K dated May 2, 2006, Exhibit 10.1.

12	Ratio of Earnings to Fixed Charges.

13	Portions of Emerson Electric Co. Annual Report to Stockholders for the year ended September 30, 2009, incorporated by reference herein.

21	Subsidiaries of Emerson Electric Co.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney.

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

101
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the years ended September 30, 2007, 2008 and 2009, (ii) Consolidated Balance Sheets at September 30, 2008 and 2009, (iii) Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2007, 2008 and 2009, (iv) Consolidated Statements of Cash Flows for the years ended September 30, 2007, 2008 and 2009, and (v) Notes to Consolidated Financial Statements for the year ended September 30, 2009.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act or the Exchange Act, or otherwise subject to liability under those sections, except as shall be expressly set forth by specific reference in such filing.

* Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERSON ELECTRIC CO.

By	/s/ W. J. Galvin

W. J. Galvin
Vice Chairman
and Chief Financial Officer

Date: November 23, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on November 23, 2009, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ D. N. Farr	Chairman of the Board, Chief Executive Officer and
D. N. Farr	President

/s/ W. J. Galvin	Vice Chairman, Chief Financial Officer and Director
W. J. Galvin

/s/ F. J. Dellaquila	Senior Vice President – Finance and Controller
F. J. Dellaquila

/s/ R. J. Schlueter	Vice President and Chief Accounting Officer
R. J. Schlueter

*	Director
C. A. H. Boersig

*	Director
A. A. Busch III

*	Director
C. Fernandez G.

*	Director
A. F. Golden

*	Director
H. Green

*	Director
R. B. Horton

*	Director
W. R. Johnson

*	Director
V. R. Loucks, Jr.

*	Director
J. B. Menzer

*	Director
C. A. Peters

*	Director
J. W. Prueher

*	Director
R. L. Ridgway

*	Director
R. L. Stephenson

* By	/s/	W. J. Galvin
W. J. Galvin
Attorney-in-fact

INDEX TO EXHIBITS

Exhibits are listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K.

Exhibit No.	Exhibit

12	Ratio of Earnings to Fixed Charges

13	Portions of Emerson Electric Co. Annual Report to Stockholders for the year ended September 30, 2009, incorporated by reference herein

21	Subsidiaries of Emerson Electric Co.

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney

31	Certifications pursuant to Exchange Act Rule 13a – 14(a)

32	Certifications pursuant to Exchange Act Rule 13a – 14(b) and 18 U.S.C. Section 1350

101
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the years ended September 30, 2007, 2008 and 2009, (ii) Consolidated Balance Sheets at September 30, 2008 and 2009, (iii) Consolidated Statements of Stockholders’ Equity for the years ended September 30, 2007, 2008 and 2009, (iv) Consolidated Statements of Cash Flows for the years ended September 30, 2007, 2008 and 2009, and (v) Notes to Consolidated Financial Statements for the year ended September 30, 2009.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act or the Exchange Act, or otherwise subject to liability under those sections, except as shall be expressly set forth by specific reference in such filing.

See Item 15(A) 3. for a list of exhibits incorporated by reference.