Form 10-Q
period 2009-12-31
EMERSON ELECTRIC CO
filed 2010-02-03
CIK 32604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common stock of $0.50 par value per share outstanding at December 31, 2009: 752,445,327 shares.

FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
THREE MONTHS ENDED DECEMBER 31, 2008 AND 2009
(Dollars in millions, except per share; unaudited)

	Three Months Ended
	December 31,
	2008	2009

Net Sales	$5,415	5,011
Costs and expenses:
Cost of sales	3,419	3,108
Selling, general and administrative expenses	1,193	1,161
Other deductions, net	79	93
Interest expense (net of interest income of $11 and $3, respectively)	43	65
Earnings from continuing operations before income taxes	681	584
Income taxes	210	150
Earnings from continuing operations	471	434
Discontinued operations, net of tax	-	3
Net earnings	471	437
Less: Noncontrolling interests in earnings of subsidiaries	13	12
Net earnings attributable to common stockholders	$458	425

Basic earnings per share attributable to common stockholders:
Earnings from continuing operations	$0.60	0.56
Discontinued operations	-	-
Basic earnings per common share	$0.60	0.56
Diluted earnings per share attributable to common stockholders:
Earnings from continuing operations	$0.60	0.56
Discontinued operations	-	-
Diluted earnings per common share	$0.60	0.56

Earnings attributable to common stockholders:
Earnings from continuing operations	$458	422
Discontinued operations, net of tax	-	3
Net earnings attributable to common stockholders	$458	425

Cash dividends per common share	$0.330	0.335

See accompanying Notes to Consolidated Financial Statements.

FORM 10-Q

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share amounts; unaudited)

	September 30,	December 31,
	2009	2009
ASSETS
Current assets
Cash and equivalents	$1,560	1,840
Receivables, less allowances of $93 and $105, respectively	3,623	3,650
Inventories	1,855	1,956
Other current assets	615	617
Total current assets	7,653	8,063

Property, plant and equipment, net	3,500	3,475
Other assets
Goodwill	7,078	7,647
Other	1,532	2,304
Total other assets	8,610	9,951
	$19,763	21,489

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term borrowings and current maturities of long-term debt	$577	1,240
Accounts payable	1,949	1,991
Accrued expenses	2,378	2,474
Income taxes	52	100
Total current liabilities	4,956	5,805

Long-term debt	3,998	4,558

Other liabilities	2,103	2,188

Stockholders’ equity
Preferred stock, $2.50 par value per share;
authorized, 5,400,000 shares; issued, none	-	-
Common stock, $0.50 par value per share;
authorized, 1,200,000,000 shares; issued, 953,354,012 shares; outstanding,
751,872,857 shares and 752,445,327 shares, respectively	477	477
Additional paid-in capital	157	173
Retained earnings	14,714	14,888
Accumulated other comprehensive income	(496)	(466)
Cost of common stock in treasury, 201,481,155 shares and
200,908,685 shares, respectively	(6,297)	(6,281)
Common stockholders’ equity	8,555	8,791
Noncontrolling interests in subsidiaries	151	147
Total equity	8,706	8,938
	$19,763	21,489

See accompanying Notes to Consolidated Financial Statements.

FORM 10-Q

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2008 AND 2009
(Dollars in millions; unaudited)

	Three Months Ended
	December 31,
	2008	2009
Operating activities
Net earnings	$471	437
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	176	196
Changes in operating working capital	(316)	15
Other	(12)	39
Net cash provided by operating activities	319	687

Investing activities
Capital expenditures	(132)	(89)
Purchases of businesses, net of cash and equivalents acquired	(271)	(1,301)
Other	(12)	38
Net cash used in investing activities	(415)	(1,352)

Financing activities
Net increase in short-term borrowings	968	662
Proceeds from long-term debt	2	596
Principal payments on long-term debt	(186)	(36)
Dividends paid	(252)	(251)
Purchases of treasury stock	(433)	-
Other	(35)	(15)
Net cash provided by financing activities	64	956

Effect of exchange rate changes on cash and equivalents	(77)	(11)

Increase (decrease) in cash and equivalents	(109)	280
Beginning cash and equivalents	1,777	1,560
Ending cash and equivalents	$1,668	1,840

Changes in operating working capital
Receivables	$439	57
Inventories	(164)	(22)
Other current assets	(85)	(21)
Accounts payable	(424)	(28)
Accrued expenses	(142)	(87)
Income taxes	60	116
	$(316)	15

See accompanying Notes to Consolidated Financial Statements.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Notes to Consolidated Financial Statements

1.
In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary for a fair presentation of operating results for the interim periods presented.  Adjustments consist of normal and recurring accruals.  The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all disclosures required for annual financial statements presented in conformity with U.S. generally accepted accounting principles (GAAP).  For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2009.  Certain prior year amounts have been recast to conform to the current year presentation.  The Company has evaluated subsequent events through February 3, 2010.

Effective October 1, 2009, the Company adopted ASC 805, Business Combinations, which requires that assets acquired, liabilities assumed and contractual contingencies be measured at fair value as of the acquisition date and all acquisition costs be expensed as incurred.

Effective October 1, 2009, the Company adopted updates to ASC 810, Consolidation.  The updates require an entity to separately disclose noncontrolling interests in subsidiaries as a separate component of equity in the balance sheet and as a separate line item in the income statement.  Adoption did not have a material impact on the Company’s financial statements.  As required, this change has been retrospectively applied to the prior period.

In December 2008, the FASB issued updates to ASC 715, Compensation - Retirement Benefits.  These updates are effective for fiscal 2010 annual reporting and expand disclosure about an entity’s investment policies and strategies for assets held by defined benefit pension or postretirement plans, including information regarding major categories of plan assets, inputs and valuation techniques used to measure the fair value of assets, and significant concentrations of risk within the plans.  Adoption is not expected to have a material impact on the Company’s financial statements.

2.
In the first quarter 2010, the Company adopted updates to ASC 260, Earnings per Share, regarding the two-class method of computing earnings per share (EPS).  This method requires earnings to be allocated to participating securities (for Emerson, certain employee stock awards) in the EPS computation based on each security’s respective dividend rate.  This change had an inconsequential impact on EPS for all periods presented.

Reconciliations of weighted average common shares for basic and diluted earnings per common share follow (shares in millions).  Earnings allocated to participating securities were inconsequential.

	Three Months Ended
	December 31,
	2008	2009

Basic shares outstanding	763.2	750.3
Dilutive shares	4.7	5.2
Diluted shares outstanding	767.9	755.5

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

3.	The change in equity balances is shown below (dollars in millions):

Fiscal 2010	Common Stockholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
September 30, 2009	$8,555	151	8,706
Net earnings	425	12	437
Other comprehensive income	30	1	31
Cash dividends	(251)	(17)	(268)
Net treasury stock purchases and other	32	-	32
December 31, 2009	$8,791	147	8,938

Comprehensive income (loss), net of applicable income taxes, is summarized as follows (dollars in millions):

	Three Months Ended
	December 31,
	2008	2009

Net earnings	$471	437
Foreign currency translation	(404)	7
Cash flow hedges and other	(97)	24
	(30)	468
Less: Noncontrolling interests	9	13
Amount attributable to common stockholders	$(39)	455

The change in foreign currency translation during the first quarter of 2010 is primarily due to the weakening of the U.S. dollar.  For the three months ended December 31, 2009 and 2008, comprehensive income attributable to noncontrolling interests in subsidiaries consisted of earnings and foreign currency translation.

4.	Net periodic pension and net postretirement plan expenses are summarized as follows (dollars in millions):

	Three Months Ended December 31,
	Pensions		Postretirement Plans
	2008	2009	2008	2009

Service Cost	$18	19	1	1
Interest Cost	56	55	7	6
Expected return on plan assets	(72)	(76)
Net amortization	21	35	2	-
	$23	33	10	7

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

5.	Other deductions, net are summarized as follows (dollars in millions):

	Three Months Ended
	December 31,
	2008	2009
Other deductions, net
Rationalization of operations	$43	38
Amortization of intangibles	23	35
Other	17	24
Gains	(4)	(4)
	$79	93

Other deductions, net increased for the three months ended December 31, 2009, primarily due to higher amortization expense on acquired intangible assets.  Other increased during the first quarter of fiscal 2010 due to the expensing of acquisition-related costs under ASC 805 which in previous years would have been capitalized.

6.
Rationalization of operations expense reflects costs associated with the Company’s efforts to continuously improve operational efficiency and expand globally, in order to remain competitive on a worldwide basis.  The change in the liability for rationalization costs during the three months ended December 31, 2009 follows (dollars in millions):

	September 30,			December 31,
	2009	Expense	Paid/Utilized	2009
Severance and benefits	$112	31	31	112
Lease/contract terminations	7	-	2	5
Fixed asset write-downs	-	1	1	-
Vacant facility and other shutdown costs	2	2	2	2
Start-up and moving costs	1	4	4	1
	$122	38	40	120

Rationalization of operations by segment is summarized as follows (dollars in millions):

	Three Months Ended
	December 31,
	2008	2009

Process Management	$2	7
Industrial Automation	3	18
Network Power	20	7
Climate Technologies	14	3
Appliance and Tools	4	3
	$43	38

The Company expects to incur full year rationalization costs of approximately $150 million to $175 million, which includes the $38 million shown above, as well as costs to complete actions initiated before the end of the first quarter and actions anticipated to be approved and initiated during the remainder of the year.  Costs incurred during the first quarter of 2010 included all the Company’s business segments incurring shutdown costs due to workforce reductions and/or the consolidation of facilities.  Start-up and moving costs, fixed asset write-downs and vacant facilities and other costs were not material for any segment.  Actions during the first quarter of 2010 involved the elimination of 800 positions and included Process Management reducing worldwide forcecount and consolidating some North American production; Industrial Automation consolidating production and sales facilities within Europe; Network Power reducing worldwide forcecount, consolidating North American production and shifting some production and engineering capabilities from North America and Europe to Asia; Climate Technologies consolidating or downsizing production facilities in North America and Europe; and Appliance and Tools outsourcing freight operations.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

7.	Other Financial Information (dollars in millions):

	September 30,	December 31,
	2009	2009
Inventories
Finished products	$697	725
Raw materials and work in process	1,158	1,231
	$1,855	1,956

Property, plant and equipment, net
Property, plant and equipment, at cost	$8,894	8,992
Less: Accumulated depreciation	(5,394)	(5,517)
	$3,500	3,475

Goodwill by business segment
Process Management	$2,242	2,261
Industrial Automation	1,304	1,404
Network Power	2,454	2,901
Climate Technologies	473	476
Appliance and Tools	605	605
	$7,078	7,647

Changes in goodwill since September 30, 2009, are primarily due to acquisitions, particularly in the Network Power ($462 million) and Industrial Automation ($89 million) segments, as well as foreign currency translation. Valuations of assets are in-process and purchase price allocations for acquisitions are subject to change.

Other assets, other
Intellectual property and customer relationships	$930	1,243
Capitalized software	214	212
Pension plans	3	5
LANDesk discontinued operations	-	457
Other	385	387
	$1,532	2,304

Intellectual property and customer relationships of companies acquired in fiscal 2010 totaled approximately $344 million, primarily in the Network Power and Industrial Automation segments.  See Note 10 for further information regarding the assets held for sale related to LANDesk.

Accrued expenses include the following:
Employee compensation	$536	554
Customer advanced payments	$315	346
Product warranty liability	$199	206

Other liabilities
Pension plans	$613	629
Postretirement plans, excluding current portion	460	461
Deferred income taxes	406	496
Other	624	602
	$2,103	2,188

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

8.	Summarized information about the Company’s results of operations by business segment follows (dollars in millions):

	Three months ended December 31,
	Sales		Earnings
	2008	2009	2008	2009
Process Management	$1,526	1,382	299	216
Industrial Automation	1,103	876	164	85
Network Power	1,461	1,381	152	206
Climate Technologies	692	784	54	113
Appliance and Tools	771	731	79	111
	5,553	5,154	748	731
Differences in accounting methods			50	46
Corporate and other			(74)	(128)
Eliminations/Interest	(138)	(143)	(43)	(65)
	$5,415	5,011	681	584

Intersegment sales of the Appliance and Tools segment for the three months ended December 31, 2009 and 2008, were $120 million and $112 million, respectively.  The increase in Corporate and other for 2010 primarily reflects higher stock compensation expense of $38 million related to the overlap of two incentive stock compensation plans and an increase in the Company’s stock price.

9.	Following is a discussion regarding the Company’s use of financial instruments.

Hedging Activities

As of December 31, 2009, the notional value of foreign currency hedge positions totaled approximately $1.5 billion and commodity hedges outstanding included a total of approximately 54 million pounds of copper and aluminum.  The majority of hedging gains and losses deferred as of December 31, 2009 will generally be recognized over the next 12 months as the underlying forecasted transactions occur.

Shown below are amounts recognized in earnings and other comprehensive income for the quarter ended December 31, 2009 (dollars in millions):

Derivatives Receiving Deferral Accounting	Gain (Loss) Reclassified into Earnings	Location	Gain (Loss) Recognized in Other Comprehensive Income
Cash Flow Hedges	Three Months Ended 12/31/09		Three Months Ended 12/31/09
Foreign currency	$(3)	Sales	$1
Foreign currency	(1)	Cost of sales	16
Commodity	4	Cost of sales	22
	$-		$39

Derivatives Not Receiving Deferral Accounting	Gain (Loss) Recognized in Earnings
Foreign currency	$10	Other income (deductions)
Commodity	1	Cost of sales
	$11

Hedging gains or losses are expected to be largely offset by losses or gains on the related underlying exposures.  Hedge ineffectiveness was immaterial for the quarter and no amounts were excluded from the assessment of hedge effectiveness.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Fair Value Measurements

Valuations for all of Emerson’s derivatives fall within Level 2 of the GAAP valuation hierarchy.  Fair values of derivative contracts outstanding as of September 30, 2009 and December 31, 2009 follow:

	September 30, 2009		December 31, 2009
	Assets	Liabilities	Assets	Liabilities
Derivatives Receiving Deferral Accounting
Foreign currency	$15	(33)	21	(19)
Commodity	$30	(4)	44	(1)

Derivatives Not Receiving Deferral Accounting
Foreign currency	$6	(7)	7	(1)
Commodity	$2	(2)	4	(2)

At December 31, 2009, commodity contracts and foreign currency contracts were reported in current assets.  The Company held $21 million of collateral posted by counterparties in the normal course of business as of December 31, 2009.  The maximum collateral the Company could have been required to post as of December 31, 2009 was $8 million.  As of December 31, 2009, the fair value of long-term debt was $5,381 million, which exceeded the carrying value by $256 million.

Valuation measurements for the recoverability analysis of goodwill and certain other intangible and long-lived assets fall within Level 3 of the valuation hierarchy.  No fair value adjustments were recorded during the period related to these assets.

10.
On November 6, 2009, the Company acquired SSB Group GmbH (SSB), a designer and manufacturer of electrical pitch systems and control technology used in wind turbine generators, for approximately $145 million in cash.  SSB had annual revenues in 2009 of approximately $115 million and is reported in the Industrial Automation business segment.

On December 11, 2009, the Company acquired Avocent Corporation, a leader in delivering information technology solutions which significantly enhances the Company’s datacenter solutions capability and strongly positions the Company for the growing importance of energy management in datacenters worldwide for $1.2 billion in cash.  Avocent, excluding its LANDesk business, had annual revenues of $390 million in 2009 and is reported in the Network Power business segment.  In connection with the acquisition, the Company immediately began pursuing the sale of the LANDesk business unit which is not a strategic fit with Emerson, and expects to complete the sale in 2010.  LANDesk sells management and security software suites and had annual revenues of $150 million in 2009.  LANDesk results for the first quarter are included in discontinued operations, and assets total approximately $0.5 billion and liabilities are approximately $0.1 billion.

Given the timing of these acquisitions, the purchase price allocations for SSB Group, Avocent and LANDesk are preliminary, and will be adjusted based on valuations to be completed during 2010 (see Note 7).  The preliminary purchase price allocation to LANDesk was made by reference to Avocent’s valuation of the business prepared in early 2009 and the Company’s preliminary assessment.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Items 2 and 3. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The first quarter of fiscal 2010 was challenging as worldwide gross fixed investment remained weak, particularly for capital goods and nonresidential construction, as well as housing and consumer spending.  These conditions continued to adversely impact sales for most of the Company’s businesses; however earnings improved in three of the Company’s business segments as aggressive rationalization actions and cost containment efforts yielded results.  The Company anticipates continued weakness stemming from these conditions for at least the next fiscal quarter and expects the economic recovery to be gradual.  First quarter sales declined in most geographic regions, except in Asia where China had strong sales growth.  Favorable foreign currency translation helped mitigate declines due to the weakening of the U.S. dollar.  Sales increased for Climate Technologies due to strong sales growth in Asia, while sales for the other segments declined, as spending and investment by both businesses and consumers remained weak.  As noted, successful restructuring efforts in fiscal 2009 helped increase earnings in the Network Power, Climate Technologies and Appliance and Tools segments during the first quarter.  Despite the economic downturn, Emerson's financial position remains strong and the Company continues to generate substantial operating cash flow.

THREE MONTHS ENDED DECEMBER 31, 2009, COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 2008

RESULTS OF OPERATIONS

Three months ended December 31,	2008	2009	Change
(dollars in millions, except per share amounts)

Net sales	$5,415	5,011	(7)%
Gross profit	$1,996	1,903	(5)%
Percent of sales	36.9%	38.0%
SG&A	$1,193	1,161
Percent of sales	22.1%	23.2%
Other deductions, net	$79	93
Interest expense, net	$43	65
Earnings from continuing operations before income taxes	$681	584	(14)%
Percent of sales	12.6%	11.7%
Earnings from continuing operations attributable
to common stockholders	$458	422	(8)%
Net earnings attributable to common stockholders	$458	425	(7)%
Percent of sales	8.5%	8.5%

Diluted EPS – Earnings from continuing operations	$0.60	0.56	(7)%
Diluted EPS – Net earnings	$0.60	0.56	(7)%

Net sales for the quarter ended December 31, 2009 were $5,011 million, a decrease of $404 million, or 7 percent, compared with net sales of $5,415 million for the quarter ended December 31, 2008.  The consolidated results reflect a 13 percent ($763 million) decrease in underlying sales (which exclude acquisitions and foreign currency translation), a 3 percent ($186 million) favorable impact from foreign currency translation and a 3 percent ($173 million) positive impact from acquisitions.  The entire decline in underlying sales reflects volume loss as underlying sales decreased 12 percent in the United States and 15 percent internationally.  The international sales decrease included declines in most geographic regions, including Europe (27 percent), Canada (31 percent), Middle East/Africa (20 percent) and Latin America (13 percent), partially offset by growth in Asia (4 percent).  All segments continued to be impacted by the broad slowdown in the consumer and capital goods businesses, however, the Climate Technologies segment had strong sales growth in the quarter aided by stimulus programs in China and a change in refrigerant requirements in the U.S.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Costs of sales for the first quarters of fiscal 2010 and 2009 were $3,108 million and $3,419 million, respectively.  Cost of sales as a percent of net sales was 62.0 percent in the first quarter of 2010, compared with 63.1 percent in 2009.  Gross profit of $1,903 million and $1,996 million, respectively, resulted in gross profit margins of 38.0 percent and 36.9 percent.  The decrease in the gross profit amount in 2010 primarily reflects lower volume, partially offset by materials cost containment, acquisitions, savings from cost reduction actions in prior periods and favorable foreign currency translation.  The increase in gross profit margin primarily reflects materials cost containment and savings from cost reduction actions, partially offset by deleverage on the lower volume and unfavorable product mix.

Selling, general and administrative (SG&A) expenses for the first quarter of 2010 were $1,161 million, or 23.2 percent of net sales, compared with $1,193 million, or 22.1 percent, for 2009.  The decrease of $32 million was largely due to lower sales volume and cost reduction actions.  The increase in SG&A as a percent of sales was primarily the result of deleverage on lower sales volume and higher incentive stock compensation expense related to the overlap of two incentive stock compensation plans and an increase in the Company’s stock price, partially offset by cost reduction savings.

Other deductions, net were $93 million for the first quarter of 2010, a $14 million increase from the same period in the prior year, primarily due to a $12 million increase in amortization expense.  See Notes 5 and 6 for further details regarding other deductions, net and rationalization costs.

Pretax earnings from continuing operations of $584 million for the first quarter of 2010 decreased $97 million, or 14 percent, compared with $681 million for the prior year.  This decrease was primarily due to lower sales, higher SG&A relative to sales and an increase in other deductions, net.  Earnings results predominantly reflect decreases of $83 million in Process Management and $79 million in Industrial Automation, partially offset by increases of $59 million in Climate Technologies, $54 million in Network Power and $32 million in Appliance and Tools.

Income taxes were $150 million and $210 million for the three months ended December 31, 2009 and 2008, respectively, resulting in effective tax rates of 26 percent and 31 percent.  The lower effective tax rate reflects a $30 million capital loss tax benefit resulting from restructuring at a foreign subsidiary.  The effective tax rate for the entire fiscal year is currently estimated to be 30 percent.

Earnings from continuing operations attributable to common stockholders and earnings per share from continuing operations were $422 million and $0.56 for the first quarter of 2010, decreases of 8 percent and 7 percent, respectively, compared with $458 million and $0.60 for the first quarter of 2009.

Net earnings attributable to common stockholders were $425 million and net earnings per share were $0.56 for the three months ended December 31, 2009, both decreases of 7 percent compared with $458 million and $0.60 for the three months ended December 31, 2008.  Net earnings for the first quarter of fiscal 2010 included earnings from discontinued operations of $3 million related to LANDesk (see Note 10).

BUSINESS SEGMENTS

Following is a summary of operating results for the Company’s business segments for the first quarter ended December 31, 2009, compared with the first quarter ended December 31, 2008.  The Company defines segment earnings as earnings before interest and taxes.

Process Management

Three months ended December 31,	2008	2009	Change
(dollars in millions)

Sales	$1,526	1,382	(9)%
Earnings	$299	216	(28)%
Margin	19.6%	15.6%

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Process Management reported first quarter sales of $1,382 million, a decrease of 9 percent from the prior year.  Primarily as a result of weakness in the chemical, refining and marine markets, nearly all of the businesses reported lower sales and earnings.  Significant declines in the measurement and flow and valves businesses were slightly offset by growth in the power and water business.  Underlying sales decreased 17 percent, reflecting a decline in volume, with a 5 percent ($73 million) positive contribution primarily from the Roxar acquisition and a 3 percent ($56 million) favorable impact from foreign currency translation.  Underlying sales declined in all regions, including the United States (17 percent), Europe (19 percent), Canada (42 percent), Asia (11 percent), Latin America (22 percent) and Middle East/Africa (7 percent).  Earnings decreased 28 percent for the period to $216 million primarily due to lower sales volume, while the margin decrease primarily reflects deleverage on the lower sales volume and unfavorable product mix, which was substantially offset by savings from significant cost reduction actions, particularly in the systems and solutions business and the measurement business.

Industrial Automation

Three months ended December 31,	2008	2009	Change
(dollars in millions)

Sales	$1,103	876	(21)%
Earnings	$164	85	(48)%
Margin	14.9%	9.8%

Sales decreased 21 percent to $876 million in the Industrial Automation segment for the first quarter, reflecting significant declines across the power generating alternators, power transmission, electrical distribution and fluid automation businesses due to the severe slowdown in the capital goods markets, while sales in the electronic drives business had a modest increase.  Underlying sales decreased 28 percent on lower volume, foreign currency translation had a 4 percent ($58 million) favorable impact and the System Plast, Trident Power and SSB acquisitions added 3 percent ($36 million).  Underlying sales showed all regions down, including approximate 30 percent declines in both the United States and Europe.  Earnings were $85 million, compared with $164 million in the prior year and margin decreased 5.1 percentage points, primarily reflecting deleverage on the lower sales volume, higher restructuring costs of $15 million and a foreign currency transaction loss of $8 million, partially offset by savings from cost reduction efforts and materials cost containment.

Network Power

Three months ended December 31,	2008	2009	Change
(dollars in millions)

Sales	$1,461	1,381	(5)%
Earnings	$152	206	35%
Margin	10.4%	14.9%

Sales in the Network Power segment decreased 5 percent to $1,381 million for the first quarter 2010 compared with the prior year, reflecting declines in the uninterruptible power supply, precision cooling and energy systems businesses due to the slowdown in customers’ capital spending, partially offset by strong sales growth in the network power business in Asia and a slight increase in the embedded power business.  The sales decrease reflects an underlying sales decline of 10 percent (volume 9 percent; price 1 percent), a 3 percent ($42 million) favorable impact from foreign currency translation and a 2 percent ($33 million) positive contribution from the Avocent acquisition.  Geographically, underlying sales reflect decreases of 33 percent in Europe, 10 percent in the United States and 12 percent in Latin America, while sales in Asia increased 7 percent.  Earnings of $206 million increased 35 percent compared to the prior year along with a margin increase of 4.5 percentage points primarily due to earnings growth in the Asia network power and the embedded power businesses, savings from cost reduction actions, particularly in the embedded computing and energy systems businesses, materials cost containment and lower restructuring expense of $13 million, which were partially offset by lower sales volume.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Climate Technologies

Three months ended December 31,	2008	2009	Change
(dollars in millions)

Sales	$692	784	13%
Earnings	$54	113	108%
Margin	7.9%	14.5%

Climate Technologies sales increased 13 percent in the first quarter to $784 million, reflecting increases across all of the businesses, including the compressor, heater controls and temperature sensors businesses, with strong growth in China, aided by stimulus programs, and customer inventory build in advance of the mandated change in U.S. refrigerant standards on January 1, 2010.  Sales growth reflects a 7 percent underlying increase from higher volume, which includes slight new product penetration gains, a 3 percent ($23 million) favorable impact from acquisitions and a 3 percent ($21 million) favorable impact from foreign currency translation.  Sales increases of 7 percent in the United States and 8 percent internationally, including 52 percent growth in Asia, were partially offset by a decline in Europe of 33 percent.  Earnings increased 108 percent to $113 million and margin increased 6.6 percentage points primarily due to materials cost containment, savings from cost reduction actions, higher sales volume, lower restructuring expense of $11 million and the absence of an $8 million foreign currency transaction loss compared to the prior year, partially offset by unfavorable product mix.

Appliance and Tools

Three months ended December 31,	2008	2009	Change
(dollars in millions)

Sales	$771	731	(5)%
Earnings	$79	111	41%
Margin	10.2%	15.2%

Appliance and Tools segment sales decreased 5 percent to $731 million in the first quarter of 2010, reflecting a 7 percent decline in underlying sales, a 1 percent ($9 million) favorable impact from foreign currency translation and a 1 percent ($8 million) contribution from acquisitions.  Declines in the storage and appliance businesses were due to the continued downturn in the U.S. residential and nonresidential markets, while declines in the motors and appliance solutions businesses reflect major customers maintaining low inventory and production levels due to the difficult economic conditions.  These declines were partially mitigated by strong growth in the disposer business.  The underlying sales decrease of 7 percent reflects an estimated 5 percent decline in volume and an approximate 2 percent negative impact from lower sales prices.  Underlying sales in the United States decreased 6 percent during the quarter, while underlying international sales declined approximately 13 percent.  Earnings were $111 million, an increase of 41 percent compared with the prior year.  Earnings and margins reflect earnings growth in the disposer and residential storage businesses, savings from materials cost containment and cost reduction actions, partially offset by lower selling prices and deleverage from lower volume.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

FINANCIAL CONDITION

Key elements of the Company's financial condition for the three months ended December 31, 2009 as compared to the year ended September 30, 2009 and the three months ended December 31, 2008 follow:

	September 30, 2009		December 31, 2009
Working capital (in millions)	$2,697		2,258
Current ratio	1.5 to 1		1.4 to 1
Total debt-to-total capital	34.8%		39.7%
Net debt-to-net capital	25.7%		31.0%
Interest coverage ratio	10.9	X	9.6	X

The ratios of debt-to-capital changed due to an increase in borrowings primarily to finance acquisitions.  The Company's interest coverage ratio (earnings from continuing operations before income taxes and interest expense, divided by interest expense) was 9.6 times for the first three months of 2010, compared with 13.4 times for the prior year, primarily due to higher average borrowings and lower earnings in 2010.  The Company’s long-term debt is rated A2 by Moody’s Investors Service and A by Standard and Poor’s.

During the first quarter of 2010, the Company issued $300 million of 4.25% notes due November 2020 and $300 million of 5.25% notes due November 2039 under an automatic shelf registration statement on file with the Securities and Exchange Commission.  The net proceeds from the sale of the notes were used for general corporate purposes, acquisitions and to repay commercial paper borrowings.

Cash and equivalents increased by $280 million during the first quarter of 2010.  Cash provided by operating activities of $687 million was up $368 million compared with $319 million in the prior year period primarily as a result of improvements in operating working capital partially offset by decreased earnings.  In addition, at December 31, 2009 the Company held a $21 million margin deposit from a counterparty for commodity futures contracts, while in the prior year period the Company had posted an $81 million margin deposit.  The significant operating working capital reduction achieved in fiscal 2009, and extended into the first quarter of this year, is not expected to be sustained throughout fiscal 2010 because the Company anticipates additional working capital demands in the latter half of this year as economic conditions begin to improve.  Given this, the Company expects operating cash flow to decline slightly in 2010 in comparison to 2009.  Operating cash flow more than funded dividends of $251 million and capital expenditures of $89 million, while the increase in short-term borrowings of $662 million and proceeds from long-term debt of $596 million provided additional cash for acquisitions of $1,301 million.  For the three months ended December 31, 2009, free cash flow of $598 million (operating cash flow of $687 million less capital expenditures of $89 million) was up 219 percent from free cash flow of $187 million (operating cash flow of $319 million less capital expenditures of $132 million) in the prior year.

Emerson maintains a conservative financial structure to provide the strength and flexibility necessary to achieve its strategic objectives.  Although credit markets in the U.S., including the commercial paper market, have stabilized, there remains a risk of volatility and illiquidity that could affect the Company’s ability to access those markets. However, despite the adverse market conditions, the Company has been able to readily meet all its funding needs and currently believes that sufficient funds will be available to meet the Company’s needs in the foreseeable future.  Emerson is in a strong financial position, with total assets of $21 billion and stockholders' equity of $9 billion, and has the resources available for reinvestment in existing businesses, strategic acquisitions and managing its capital structure on a short- and long-term basis.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

OUTLOOK

Based on current economic conditions and the Company’s performance in the first quarter of 2010, reported sales are forecast to be in the range of $20.9 billion to $21.5 billion, or flat to positive 3 percent compared with 2009 sales of $20.9 billion.  Underlying sales are expected to decrease in the range of negative 3 percent to negative 6 percent, which excludes estimated favorable increases of 2 percent from foreign currency translation at current exchange rates and 4 percent from completed acquisitions.  Based on this level of sales, the Company forecasts 2010 diluted earnings per share in the range of $2.20 to $2.40.  Rationalization of operations expense is estimated to be approximately $150 million to $175 million for fiscal 2010.  Operating cash flow is estimated at approximately $2.7 billion to $3 billion and capital expenditures are estimated to be $500 million to $550 million for 2010.

Statements in this report that are not strictly historical may be "forward-looking" statements, which involve risks and uncertainties, and Emerson undertakes no obligation to update any such statements to reflect later developments. These risks and uncertainties include economic and currency conditions, market demand, pricing, and competitive and technological factors, among others which are set forth in the “Risk Factors” of Part I, Item 1, and the "Safe Harbor Statement" of Exhibit 13, to the Company's Annual Report on Form 10-K for the year ended September 30, 2009, which are hereby incorporated by reference.

Item 4. Controls and Procedures

Emerson maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including the Company’s certifying officers, as appropriate to allow timely decisions regarding required disclosure.  Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of December 31, 2009, to provide reasonable assurance of the achievement of these objectives.

Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports.

There was no change in the Company's internal control over financial reporting during the quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities.

The Company’s Board of Directors authorized the repurchase of up to 80 million shares under the May 2008 program.  No shares were purchased during the quarter ended December 31, 2009.  The maximum number of shares that may yet be purchased under this program was 51.4 million as of December 31, 2009.

Item 6. Exhibits.

(a) Exhibits (Listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

3.1	Bylaws of Emerson Electric Co., as amended through November 3, 2009, incorporated by reference to Emerson Electric Co. Form 8-K dated November 3, 2009 and filed November 6, 2009, Exhibit 3.1.

4
Emerson agrees to furnish to the Securities and Exchange Commission, upon request, copies of any long-term debt instruments that authorize an amount of securities constituting 10 percent or less of the total assets of Emerson and its subsidiaries on a consolidated basis.

10.1
Amended and Restated Restricted Stock Plan for Non-Management Directors, filed herewith, Form of Restricted Stock Award Letter under the Emerson Electric Co. Restricted Stock Plan for Non-Management Directors, incorporated by reference to Emerson Electric Co. Form 8-K dated February 1, 2005, Exhibit 10.2, and Form of Restricted Stock Unit Award Letter under the Emerson Electric Co. Restricted Stock Plan for Non-Management Directors, filed herewith.

10.2	Forms of Performance Share Award Certificate, Acceptance of Award and 2010 Performance Shares Program Award Summary.

12	Ratio of Earnings to Fixed Charges.

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

101
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the three months ended December 31, 2008 and 2009, (ii) Consolidated Balance Sheets at September 30, 2009 and December 31, 2009, (iii) Consolidated Statements of Cash Flows for the three months ended December 31, 2008 and 2009, and (iv) Notes to Consolidated Financial Statements for the three months ended December 31, 2009.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act or the Exchange Act, or otherwise subject to liability under those sections, except as shall be expressly set forth by specific reference in such filing.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMERSON ELECTRIC CO.

Date: February 3, 2010	By	/s/ Frank J. Dellaquila

Frank J. Dellaquila
Senior Vice President and Chief Financial Officer

(on behalf of the registrant and as Chief Financial Officer)

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

INDEX TO EXHIBITS

Exhibit No.	Exhibit

10.1
Amended and Restated Restricted Stock Plan for Non-Management Directors, filed herewith, Form of Restricted Stock Award Letter under the Emerson Electric Co. Restricted Stock Plan for Non-Management Directors, incorporated by reference to Emerson Electric Co. Form 8-K dated February 1, 2005, Exhibit 10.2, and Form of Restricted Stock Unit Award Letter under the Emerson Electric Co. Restricted Stock Plan for Non-Management Directors, filed herewith.

10.2	Forms of Performance Share Award Certificate, Acceptance of Award and 2010 Performance Shares Program Award Summary.

12	Ratio of Earnings to Fixed Charges.

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

101
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the three months ended December 31, 2008 and 2009, (ii) Consolidated Balance Sheets at September 30, 2009 and December 31, 2009, (iii) Consolidated Statements of Cash Flows for the three months ended December 31, 2008 and 2009, and (iv) Notes to Consolidated Financial Statements for the three months ended December 31, 2009.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act or the Exchange Act, or otherwise subject to liability under those sections, except as shall be expressly set forth by specific reference in such filing.