Form 10-Q
period 2010-03-31
EMERSON ELECTRIC CO
filed 2010-05-05
CIK 32604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Common stock of $0.50 par value per share outstanding at April 30, 2010: 753,169,778 shares.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
THREE AND SIX MONTHS ENDED MARCH 31, 2009 AND 2010
(Dollars in millions, except per share; unaudited)

	Three Months		Six Months
	Ended March 31,		Ended March 31,
	2009	2010	2009	2010

Net sales	$5,087	5,144	10,502	10,155

Costs and expenses:
Cost of sales	3,250	3,144	6,669	6,252
Selling, general and administrative expenses	1,119	1,230	2,312	2,391
Other deductions, net	111	92	190	185
Interest expense (net of interest income of $5, $6, $16 and $9, respectively)	49	67	92	132
Earnings from continuing operations before income taxes	558	611	1,239	1,195
Income taxes	176	184	386	334
Earnings from continuing operations	382	427	853	861
Discontinued operations, net of tax	-	(9)	-	(6)
Net earnings	382	418	853	855
Less: Noncontrolling interests in earnings of subsidiaries	9	13	22	25
Net earnings attributable to Emerson	$373	405	831	830

Basic earnings per share attributable to Emerson:
Earnings from continuing operations	$0.50	0.55	1.10	1.11
Discontinued operations	-	(0.01)	-	(0.01)
Basic earnings per common share	$0.50	0.54	1.10	1.10
Diluted earnings per share attributable to Emerson:
Earnings from continuing operations	$0.49	0.54	1.09	1.10
Discontinued operations	-	(0.01)	-	(0.01)
Diluted earnings per common share	$0.49	0.53	1.09	1.09

Earnings attributable to Emerson:
Earnings from continuing operations	$373	414	831	836
Discontinued operations, net of tax	-	(9)	-	(6)
Net earnings attributable to Emerson	$373	405	831	830

Cash dividends per common share	$0.33	0.335	0.66	0.67

See accompanying Notes to Consolidated Financial Statements.

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share amounts; unaudited)

	September 30,	March 31,
	2009	2010
ASSETS
Current assets
Cash and equivalents	$1,560	2,159
Receivables, less allowances of $93 and $99, respectively	3,623	3,654
Inventories	1,855	2,075
Other current assets	615	620
Total current assets	7,653	8,508

Property, plant and equipment, net	3,500	3,367
Other assets
Goodwill	7,078	7,630
Other	1,532	2,215
Total other assets	8,610	9,845
	$19,763	21,720

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term borrowings and current maturities of long-term debt	$577	1,269
Accounts payable	1,949	2,122
Accrued expenses	2,378	2,556
Income taxes	52	52
Total current liabilities	4,956	5,999

Long-term debt	3,998	4,581

Other liabilities	2,103	2,135

Stockholders’ equity
Preferred stock, $2.50 par value per share;
authorized, 5,400,000 shares; issued, none	-	-
Common stock, $0.50 par value per share;
authorized, 1,200,000,000 shares; issued, 953,354,012 shares;
outstanding, 751,872,857 shares and 753,305,725 shares, respectively	477	477
Additional paid-in capital	157	165
Retained earnings	14,714	15,040
Accumulated other comprehensive income	(496)	(558)
Cost of common stock in treasury, 201,481,155 shares and
200,048,287 shares, respectively	(6,297)	(6,269)
Emerson stockholders’ equity	8,555	8,855
Noncontrolling interests in subsidiaries	151	150
Total equity	8,706	9,005
	$19,763	21,720

See accompanying Notes to Consolidated Financial Statements.

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2009 AND 2010
(Dollars in millions; unaudited)

	Six Months Ended
	March 31,
	2009	2010
Operating activities
Net earnings	$853	855
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	358	402
Changes in operating working capital	(355)	33
Pension funding	(148)	(109)
Other	110	138
Net cash provided by operating activities	818	1,319

Investing activities
Capital expenditures	(272)	(178)
Purchases of businesses, net of cash and equivalents acquired	(433)	(1,340)
Other	37	31
Net cash used in investing activities	(668)	(1,487)

Financing activities
Net increase in short-term borrowings	886	725
Proceeds from long-term debt	500	596
Principal payments on long-term debt	(438)	(50)
Dividends paid	(502)	(504)
Purchases of treasury stock	(718)	(24)
Other	(43)	49
Net cash provided by (used in) financing activities	(315)	792

Effect of exchange rate changes on cash and equivalents	(105)	(25)

Increase (decrease) in cash and equivalents	(270)	599
Beginning cash and equivalents	1,777	1,560
Ending cash and equivalents	$1,507	2,159

Changes in operating working capital
Receivables	$620	(6)
Inventories	46	(163)
Other current assets	(24)	(17)
Accounts payable	(683)	160
Accrued expenses	(160)	(5)
Income taxes	(154)	64
	$(355)	33

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

Effective October 1, 2009, the Company adopted updates to ASC 810, Consolidation.  The updates require an entity to separately disclose noncontrolling interests in subsidiaries as a separate component of equity in the balance sheet and as a separate line item in the income statement.  Adoption did not have a material impact on the Company’s financial statements.  As required, this change has been retrospectively applied to prior periods.

In December 2008, the FASB issued updates to ASC 715, Compensation - Retirement Benefits.  These updates are effective for 2010 annual reporting and expand disclosure about an entity’s investment policies and strategies for assets held by defined benefit pension or postretirement plans, including information regarding major classes of plan assets, inputs and valuation techniques used to measure the fair value of assets, and significant concentrations of risk within the plans.  Adoption is not expected to have a material impact on the Company’s financial statements.

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

Reconciliations of weighted average shares for basic and diluted earnings per common share follow (in millions).  Earnings allocated to participating securities were inconsequential.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2010	2009	2010

Basic shares outstanding	752.1	751.1	757.6	750.7
Dilutive shares	4.8	6.3	4.8	5.7
Diluted shares outstanding	756.9	757.4	762.4	756.4

EMERSON ELECTRIC CO. AND SUBSIDIARIES

3.	The change in stockholders’ equity balances for the six months ended March 31, 2010 follows (in millions):

	Emerson Stockholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
September 30, 2009	$8,555	151	8,706
Net earnings	830	25	855
Other comprehensive income	(62)	1	(61)
Cash dividends	(504)	(25)	(529)
Net treasury stock purchases and other	36	(2)	34
March 31, 2010	$8,855	150	9,005

Comprehensive income (loss), net of applicable income taxes, for the three and six months ended March 31, 2010 is summarized as follows (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2010	2009	2010

Net earnings	$382	418	853	855
Foreign currency translation	(119)	(101)	(523)	(94)
Cash flow hedges and other	43	9	(54)	33
	306	326	276	794
Less: Noncontrolling interests	7	13	16	26
Amount attributable to Emerson	$299	313	260	768

The change in foreign currency translation during the first half of 2010 is primarily due to the weakening of the U.S. dollar.  The amount attributable to noncontrolling interests in subsidiaries consisted of earnings and foreign currency translation.

4.	Net periodic pension expense is summarized as follows (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2010	2009	2010

Service cost	$17	19	35	38
Interest cost	56	56	112	111
Expected return on plan assets	(71)	(77)	(143)	(153)
Net amortization	20	34	41	69
	$22	32	45	65

Net postretirement healthcare expense is summarized as follows (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2010	2009	2010

Service cost	$1	1	2	2
Interest cost	7	6	14	12
Net amortization	2	1	4	1
	$10	8	20	15

EMERSON ELECTRIC CO. AND SUBSIDIARIES

5.	Other deductions, net are summarized as follows (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2010	2009	2010
Other deductions, net
Rationalization of operations	$64	36	107	74
Amortization of intangibles	24	45	47	80
Other	48	10	65	34
(Gains)/losses, net	(25)	1	(29)	(3)
	$111	92	190	185

Other deductions, net decreased for the three and six months ended March 31, 2010, primarily due to lower rationalization expense, lower losses on foreign exchange transactions and lower bad debt expense which were partially offset by higher amortization expense on acquired intangible assets.

During the second quarter of 2009, the Company received $41 million from the sale of an asset and recognized a gain of $25 million ($17 million after-tax).

6.
Rationalization of operations expense reflects costs associated with the Company’s efforts to continuously improve operational efficiency and expand globally, in order to remain competitive on a worldwide basis.  The change in the liability for rationalization costs during the six months ended March 31, 2010 follows (in millions):

	September 30,			March 31,
	2009	Expense	Paid/Utilized	2010
Severance and benefits	$112	48	82	78
Lease/contract terminations	7	3	4	6
Fixed asset write-downs	-	5	5	-
Vacant facility and other shutdown costs	2	7	7	2
Start-up and moving costs	1	11	11	1
	$122	74	109	87

Rationalization of operations by segment is summarized as follows (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2010	2009	2010

Process Management	$6	9	8	16
Industrial Automation	9	15	12	33
Network Power	30	9	50	16
Climate Technologies	8	2	22	5
Appliance and Tools	11	1	15	4
	$64	36	107	74

EMERSON ELECTRIC CO. AND SUBSIDIARIES

The Company expects to incur full year rationalization costs of approximately $145 million to $170 million, which includes the $74 million shown above, as well as costs to complete actions initiated before the end of the second quarter and actions anticipated to be approved and initiated during the remainder of the year.  The Company has incurred significant costs over the last year to rationalize its businesses to the level appropriate for current economic conditions, as well as improve its cost structure for future growth.  Costs incurred during the first half of 2010 included shutdown costs due to workforce reductions and/or the consolidation of facilities in all the Company’s business segments.  Start-up and moving costs, and vacant facilities and other costs were not material for any segment.  Actions during the first six months of 2010 involved the elimination of 1,800 positions and included Process Management reducing worldwide forcecount and consolidating some North American production; Industrial Automation consolidating production and sales facilities within Europe and North America; Network Power reducing worldwide forcecount, consolidating North American production and shifting some production and engineering capabilities from North America and Europe to Asia; Climate Technologies consolidating or downsizing production facilities in North America and Europe; and Appliance and Tools outsourcing freight operations.

7.	Other Financial Information (in millions):

	September 30,	March 31,
	2009	2010
Inventories
Finished products	$697	787
Raw materials and work in process	1,158	1,288
	$1,855	2,075

Property, plant and equipment, net
Property, plant and equipment, at cost	$8,894	8,900
Less: Accumulated depreciation	(5,394)	(5,533)
	$3,500	3,367

Goodwill by business segment
Process Management	$2,242	2,259
Industrial Automation	1,304	1,352
Network Power	2,454	2,948
Climate Technologies	473	465
Appliance and Tools	605	606
	$7,078	7,630

Changes in goodwill since September 30, 2009 are primarily due to acquisitions, particularly in the Network Power ($511 million) and Industrial Automation ($79 million) segments, as well as foreign currency translation.  Valuations of assets are in-process and purchase price allocations for acquisitions are subject to change.

Other assets, other
Intellectual property and customer relationships	$930	1,204
Capitalized software	214	210
LANDesk discontinued operations	-	407
Other	388	394
	$1,532	2,215

Intellectual property and customer relationships of companies acquired in fiscal 2010 totaled approximately $357 million, primarily in the Network Power and Industrial Automation segments.  See Note 10 for further information regarding the assets held for sale related to LANDesk.

Accrued expenses include the following:
Employee compensation	$536	637
Customer advanced payments	$315	356
Product warranty liability	$199	201

EMERSON ELECTRIC CO. AND SUBSIDIARIES

	September 30,	March 31,
	2009	2010
Other liabilities
Pension plans	$613	542
Postretirement plans, excluding current portion	460	458
Deferred income taxes	406	474
Other	624	661
	$2,103	2,135

8.	Summarized information about the Company’s results of operations by business segment follows (in millions):

	Three months ended March 31,
	Sales		Earnings
	2009	2010	2009	2010
Process Management	$1,505	1,428	257	241
Industrial Automation	960	867	102	94
Network Power	1,304	1,351	108	157
Climate Technologies	733	908	69	163
Appliance and Tools	727	760	61	133
	5,229	5,314	597	788
Differences in accounting methods			47	49
Corporate and other			(37)	(159)
Eliminations/Interest	(142)	(170)	(49)	(67)
	$5,087	5,144	558	611

	Six months ended March 31,
	Sales		Earnings
	2009	2010	2009	2010
Process Management	$3,031	2,810	556	457
Industrial Automation	2,063	1,743	266	179
Network Power	2,765	2,732	260	363
Climate Technologies	1,425	1,692	123	276
Appliance and Tools	1,498	1,491	140	244
	10,782	10,468	1,345	1,519
Differences in accounting methods			97	95
Corporate and other			(111)	(287)
Eliminations/Interest	(280)	(313)	(92)	(132)
	$10,502	10,155	1,239	1,195

Intersegment sales of the Appliance and Tools segment for the three months ended March 31, 2010 and 2009 were $147 million and $122 million, respectively, and $267 million and $234 million, respectively, for the six months ended March 31, 2010 and 2009.  The increase in Corporate and other for 2010 primarily reflects higher incentive stock compensation expense of $72 million for the quarter and $110 million year-to-date related to an increase in the Company’s stock price and the overlap of two incentive stock compensation plans, $25 million lower one-time gains in both periods versus 2009, and lower commodity mark-to-market gains of $9 million for the quarter and $13 million year-to-date.

9.	Following is a discussion regarding the Company’s use of financial instruments.

Hedging Activities

As of March 31, 2010, the notional value of foreign currency hedge positions totaled approximately $1.5 billion and commodity hedges outstanding included a combined total of approximately 72 million pounds of copper and aluminum.  The majority of hedging gains and losses deferred as of March 31, 2010 will generally be recognized over the next 12 months as the underlying forecasted transactions occur.

EMERSON ELECTRIC CO. AND SUBSIDIARIES

Shown below are amounts recognized in earnings and other comprehensive income for the three and six months ended March 31, 2010 and 2009 (in millions).  All derivatives receiving deferral accounting are cash flow hedges.

Derivatives Receiving Deferral Accounting

Gain (Loss) Reclassified into Earnings		Three Months Ended March 31,		Six Months Ended March 31,
		2009	2010	2009	2010
	Location
Foreign currency	Sales	$(9)	(1)	(15)	(4)
Foreign currency	Cost of sales	(11)	-	(19)	(1)
Commodity	Cost of sales	(39)	17	(59)	21
		$(59)	16	(93)	16

Gain (Loss) Recognized in		Three Months Ended March 31,		Six Months Ended March 31,
Other Comprehensive Income		2009	2010	2009	2010

Foreign currency		$(18)	11	(93)	28
Commodity		20	19	(87)	41
		$2	30	(180)	69

Derivatives Not Receiving Deferral Accounting

Gain (Loss) Recognized in Earnings		Three Months Ended March 31,		Six Months Ended March 31,
		2009	2010	2009	2010
	Location
Foreign currency	Other income (deductions)	$(14)	62	(24)	72
Commodity	Cost of sales	(1)	-	(9)	1
		$(15)	62	(33)	73

Hedging gains or losses are expected to be largely offset by losses or gains on the related underlying exposures.  Hedge ineffectiveness was immaterial for the quarter and year-to-date and no amounts were excluded from the assessment of hedge effectiveness.

Fair Value Measurements

Valuations for all of Emerson’s derivatives fall within Level 2 of the GAAP valuation hierarchy.  Fair values of derivative contracts outstanding as of September 30, 2009 and March 31, 2010 follow (in millions):

	September 30, 2009		March 31, 2010
	Assets	Liabilities	Assets	Liabilities
Derivatives Receiving Deferral Accounting
Foreign currency	$15	(33)	28	(14)
Commodity	$30	(4)	45	-

Derivatives Not Receiving Deferral Accounting
Foreign currency	$6	(7)	11	-
Commodity	$2	(2)	3	(1)

At March 31, 2010, commodity contracts and foreign currency contracts were reported in current assets.  The Company held $19 million of collateral posted by counterparties in the normal course of business as of March 31, 2010.  The maximum collateral the Company could have been required to post as of March 31, 2010 was $5 million.  As of March 31, 2010, the fair value of long-term debt was $5,378 million, which exceeded the carrying value by $266 million.

EMERSON ELECTRIC CO. AND SUBSIDIARIES

10.
On November 6, 2009, the Company acquired SSB Group GmbH (SSB), a designer and manufacturer of electrical pitch systems and control technology used in wind turbine generators, for approximately $145 million in cash.  SSB had annual revenues in 2009 of approximately $115 million and is reported in the Industrial Automation business segment.

On December 11, 2009, the Company acquired Avocent Corporation, a leader in delivering information technology solutions that significantly enhance companies’ datacenter solutions capability, which strongly positions Emerson for the growing importance of energy management in datacenters worldwide, for $1.2 billion in cash.  Avocent, excluding its LANDesk business, had annual revenues of $390 million in 2009 and is reported in the Network Power business segment.  In connection with the acquisition, the Company immediately began pursuing the sale of the LANDesk business unit which is not a strategic fit with Emerson, and expects to complete the sale in 2010.  LANDesk sells management and security software suites and had annual revenues of $150 million in 2009.  LANDesk results for the three and six months ended March 31, 2010 are included in discontinued operations, with assets totaling approximately $0.5 billion and liabilities of approximately $0.2 billion.

Given the timing of these acquisitions, the purchase price allocations for SSB, Avocent and LANDesk are preliminary, and may be adjusted based on valuations to be completed during 2010 (see Note 7).  The preliminary purchase price allocation to LANDesk was made by reference to Avocent’s valuation of the business prepared in early 2009 and the Company’s preliminary assessment.

The Company has been approached regarding the possible acquisition of the appliance motors and commercial and industrial motors businesses, which are included in the Appliance and Tools business segment.  The Company has engaged an investment advisor to evaluate strategic options and to consider other potential acquirers.  This evaluation is in process and no decision has been made as to whether these businesses will be sold.

On April 23, 2010, Emerson made an indicative proposal to the Board of Directors of Chloride Group PLC, a provider of uninterruptible power supply systems, which could lead to an offer to acquire Chloride for 275 pence per share in cash, or approximately £723 million ($1.1 billion).  Chloride rejected the indicative proposal.  Emerson plans to directly engage Chloride shareholders regarding the merits of the proposal.

Items 2 and 3. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The second quarter of fiscal 2010 showed signs that underlying market conditions are beginning to improve, as worldwide gross fixed investment appears to be stabilizing.  Sales grew in three of the Company’s business segments and earnings improved as aggressive rationalization and cost containment efforts in previous periods yielded results.  Capital goods, industrial production and manufacturing have grown, but residential and nonresidential construction remains weak.  The Company anticipates conditions will continue to improve during the remainder of the calendar year and expects the longer-term economic recovery to be gradual.  Second quarter underlying sales declined in all geographic regions except Asia, where China had strong sales growth.  Contributions from acquisitions and favorable foreign currency translation offset underlying sales declines and led to a slight sales increase overall.  Sales increased for Climate Technologies due to strong sales growth in Asia and the United States, for Network Power primarily due to solid sales growth in China and for Appliance and Tools due to growth in the United States, while sales for Process Management and Industrial Automation declined, as spending and investment in the end markets served by these businesses have been slower to recover.  As noted, successful restructuring efforts in 2009 and 2010 helped increase earnings in the Climate Technologies, Network Power and Appliance and Tools segments during the second quarter.  Despite the economic downturn, Emerson's financial position remains strong and the Company continues to generate substantial operating cash flow.

EMERSON ELECTRIC CO. AND SUBSIDIARIES

THREE MONTHS ENDED MARCH 31, 2010, COMPARED WITH THREE MONTHS ENDED MARCH 31, 2009

RESULTS OF OPERATIONS

Three months ended March 31,	2009	2010	Change
(dollars in millions, except per share amounts)

Net sales	$5,087	5,144	1%
Gross profit	$1,837	2,000	9%
Percent of sales	36.1%	38.9%
SG&A	$1,119	1,230
Percent of sales	22.0%	23.9%
Other deductions, net	$111	92
Interest expense, net	$49	67

Earnings from continuing operations before income taxes	$558	611	9%
Percent of sales	11.0%	11.9%
Earnings from continuing operations - Emerson	$373	414	11%
Net earnings - Emerson	$373	405	9%
Percent of sales	7.3%	7.9%

Diluted EPS – Earnings from continuing operations	$0.49	0.54	10%
Diluted EPS – Net earnings	$0.49	0.53	8%

Net sales for the quarter ended March 31, 2010 were $5,144 million, an increase of $57 million, or 1 percent, compared with net sales of $5,087 million for the quarter ended March 31, 2009.  Consolidated results reflect a 6 percent ($320 million) decrease in underlying sales (which exclude acquisitions and foreign currency translation), offset by a 4 percent ($211 million) increase from acquisitions and a 3 percent ($166 million) favorable impact from foreign currency translation.  The underlying sales decline reflects both lower volume (5 percent) and lower pricing (1 percent) as underlying sales decreased 3 percent in the United States and 9 percent internationally.  The international sales decrease included declines in most geographic regions, including Europe (18 percent), Canada (18 percent), Middle East/Africa (13 percent) and Latin America (12 percent), partially offset by growth in Asia (5 percent).  Climate Technologies had strong sales growth in the quarter aided by stimulus programs in China, and Network Power and Appliance and Tools had slight sales increases.  Process Management and Industrial Automation continued to be affected by the slow recovery in capital goods spending.

Costs of sales for the second quarters of 2010 and 2009 were $3,144 million and $3,250 million, respectively.  Gross profit of $2,000 million and $1,837 million, respectively, resulted in gross profit margins of 38.9 percent and 36.1 percent.  The increase in gross profit in the second quarter of 2010 primarily reflects acquisitions, savings from cost reduction actions and favorable foreign currency translation, partially offset by lower volume.  The increase in gross profit margin reflects savings from cost reduction actions, acquisitions and favorable product mix, partially offset by lower volume.  Materials cost containment was substantially offset by lower sales prices.

Selling, general and administrative (SG&A) expenses for the second quarter of 2010 were $1,230 million, or 23.9 percent of net sales, an increase of $111 million compared with $1,119 million, or 22.0 percent, for 2009.  The increase in SG&A as a percent of sales was primarily the result of higher incentive stock compensation expense of $72 million related to an increase in the Company’s stock price and the overlap of two incentive stock compensation plans, plus costs due to acquisitions.

Other deductions, net were $92 million for the second quarter of 2010, a $19 million decrease from the same period in the prior year, primarily due to decreased rationalization costs, lower losses on foreign exchange transactions and lower bad debt expense, partially offset by higher amortization expense and lower nonrecurring gains.  See Notes 5 and 6 for further details regarding other deductions, net and rationalization costs.

EMERSON ELECTRIC CO. AND SUBSIDIARIES

Pretax earnings from continuing operations of $611 million for the second quarter of 2010 increased $53 million, or 9 percent, compared with $558 million for the prior year.  This increase was primarily due to higher gross profit and a decrease in other deductions, net, partially offset by increased SG&A and interest expenses.  Emerson has realized benefits from the aggressive restructuring actions taken in 2009 and 2010 that positioned the Company for growth as the economy recovers.  Earnings results predominantly reflect increases of $94 million in Climate Technologies, $72 million in Appliance and Tools and $49 million in Network Power, partially offset by decreases of $16 million in Process Management and $8 million in Industrial Automation.

Income taxes were $184 million and $176 million for the three months ended March 31, 2010 and 2009, respectively, resulting in an effective tax rate of 30 percent and 31 percent, respectively.

Earnings and earnings per share from continuing operations attributable to Emerson were $414 million and $0.54 for the second quarter of 2010, increases of 11 percent and 10 percent, respectively, compared with $373 million and $0.49 for the second quarter of 2009.

Net earnings attributable to Emerson were $405 million and net earnings per share were $0.53 for the three months ended March 31, 2010, increases of 9 percent and 8 percent, respectively, compared with $373 million and $0.49 for the three months ended March 31, 2009.  Net earnings for the second quarter of 2010 included a loss from discontinued operations of $9 million related to LANDesk (see Note 10).

BUSINESS SEGMENTS

Following is a summary of operating results for the Company’s business segments for the second quarter ended March 31, 2010, compared with the second quarter ended March 31, 2009.  The Company defines segment earnings as earnings before interest and taxes.

Process Management

Three months ended March 31,	2009	2010	Change
(dollars in millions)

Sales	$1,505	1,428	(5)%
Earnings	$257	241	(6)%
Margin	17.1%	16.9%

Process Management reported second quarter sales of $1,428 million, a decrease of 5 percent from the prior year.  Primarily as a result of weakness in the chemical, refining and marine markets, nearly all of the businesses reported lower sales and earnings, particularly the valves and measurement businesses.  Underlying sales decreased 13 percent due to a decline in volume, with a 4 percent favorable impact from both foreign currency translation ($66 million) and acquisitions, primarily Roxar ($64 million).  The decrease in underlying sales includes declines in the United States (5 percent), Europe (19 percent), Canada (31 percent), Asia (13 percent), Latin America (27 percent) and Middle East/Africa (6 percent).  Earnings decreased 6 percent for the period to $241 million primarily due to lower sales volume, while the slight margin decrease primarily reflects deleverage on the lower sales volume plus acquisition integration costs, substantially offset by savings from significant cost reduction actions, particularly in the systems and solutions business and the measurement business.

Industrial Automation

Three months ended March 31,	2009	2010	Change
(dollars in millions)

Sales	$960	867	(10)%
Earnings	$102	94	(9)%
Margin	10.7%	10.7%

EMERSON ELECTRIC CO. AND SUBSIDIARIES

Sales decreased 10 percent, to $867 million, in the Industrial Automation segment for the second quarter, reflecting significant declines in the power generating alternators and motors business and power transmission business due to continued weakness in the capital goods markets, partially offset by a strong increase in the electrical drives business and modest increases in the fluid automation and electrical distribution businesses.  Underlying sales decreased 16 percent on lower volume, foreign currency translation had a 3 percent ($39 million) favorable impact and the Trident Power and SSB acquisitions added 3 percent ($25 million).  Underlying sales declined 18 percent in the United States and 19 percent in Europe, while sales increased in Asia (8 percent) and Latin America (9 percent).  Earnings were $94 million, compared with $102 million in the prior year and margin was flat, reflecting deleverage on the lower sales volume, negative product mix and higher restructuring expense of $6 million, offset by savings from cost reduction actions.  Materials cost containment was partially offset by lower sales prices.

Network Power

Three months ended March 31,	2009	2010	Change
(dollars in millions)

Sales	$1,304	1,351	4%
Earnings	$108	157	47%
Margin	8.2%	11.7%

Sales in the Network Power segment increased 4 percent to $1,351 million for the second quarter, primarily reflecting the Avocent acquisition and strong sales growth in the embedded power business, partially offset by moderate declines in the uninterruptible power supply, precision cooling and energy systems businesses.  Sales in the network power business in Asia were flat.  The sales increase reflects an underlying sales decline of 6 percent, a 7 percent ($92 million) contribution from the Avocent acquisition and a 3 percent ($39 million) favorable impact from foreign currency translation.  The underlying sales decline reflects a 4 percent decline in volume and a 2 percent impact from lower sales prices.  Geographically, underlying sales reflect decreases of 20 percent in Europe, 3 percent in the United States and 13 percent in Latin America, while sales in Asia increased 2 percent.  Earnings of $157 million increased 47 percent compared to the prior year, along with a margin increase of 3.5 percentage points, primarily due to earnings growth in the embedded computing and power businesses as the aggressive restructuring actions taken in 2009 have yielded results.  The increase reflects savings from cost reduction actions, particularly in the embedded computing business, lower restructuring expense of $21 million and lower losses on foreign currency transactions, all partially offset by lower volume.  Materials cost containment was more than offset by lower selling prices.

Climate Technologies

Three months ended March 31,	2009	2010	Change
(dollars in millions)

Sales	$733	908	24%
Earnings	$69	163	136%
Margin	9.4%	17.9%

Climate Technologies sales increased 24 percent in the second quarter to $908 million, reflecting increases across all of the businesses, including the compressor, heater controls and temperature sensors businesses, with strong growth in China, due largely to stimulus programs in support of mandated higher efficiency standards, and growth in the North American air-conditioning market.  Sales growth reflects a 19 percent underlying increase from higher volume, which includes new product penetration gains, a 3 percent ($21 million) favorable impact from acquisitions and a 2 percent ($15 million) favorable impact from foreign currency translation.  Sales increases of 13 percent in the United States and 26 percent internationally, including growth in Asia (67 percent) and Latin America (47 percent), were partially offset by a decline in Europe (11 percent).  Earnings increased 136 percent to $163 million and margin increased 8.5 percentage points due to leverage on higher sales volume, materials cost containment, savings from successful restructuring actions taken in 2009 and lower losses on foreign currency transactions, partially offset by lower prices.

EMERSON ELECTRIC CO. AND SUBSIDIARIES

Appliance and Tools

Three months ended March 31,	2009	2010	Change
(dollars in millions)

Sales	$727	760	4%
Earnings	$61	133	117%
Margin	8.4%	17.4%

Appliance and Tools segment sales increased 4 percent to $760 million in the second quarter, reflecting increases in the tools, hermetic motors and disposer businesses, which were partially offset by declines in the storage and commercial motors businesses. The 4 percent sales increase included a 2 percent increase in underlying sales, a 1 percent ($9 million) contribution from acquisitions and a 1 percent ($7 million) favorable impact from foreign currency translation.  The underlying sales increase reflects an estimated 5 percent increase in volume and an approximate 3 percent negative impact from lower sales prices.  Underlying sales increased in the United States (3 percent) and internationally (2 percent).  Earnings were $133 million, an increase of 117 percent compared with the prior year.  Earnings and margin results reflect growth in the motors, tools and disposer businesses, benefits from aggressive restructuring and cost reduction actions, leverage on higher sales volume, favorable product mix and lower restructuring expense of $10 million.  Materials cost containment was substantially offset by lower selling prices.

SIX MONTHS ENDED MARCH 31, 2010, COMPARED WITH SIX MONTHS ENDED MARCH 31, 2009

RESULTS OF OPERATIONS

Six months ended March 31,	2009	2010	Change
(dollars in millions, except per share amounts)

Net sales	$10,502	10,155	(3)%
Gross profit	$3,833	3,903	2%
Percent of sales	36.5%	38.4%
SG&A	$2,312	2,391
Percent of sales	22.0%	23.5%
Other deductions, net	$190	185
Interest expense, net	$92	132

Earnings from continuing operations before income taxes	$1,239	1,195	(4)%
Percent of sales	11.8%	11.8%
Earnings from continuing operations - Emerson	$831	836	1%
Net earnings - Emerson	$831	830	-
Percent of sales	7.9%	8.2%

Diluted EPS – Earnings from continuing operations	$1.09	1.10	1%
Diluted EPS – Net earnings	$1.09	1.09	-

Net sales for the six months ended March 31, 2010 were $10,155 million, a decrease of $347 million, or 3 percent, compared with net sales of $10,502 million for the six months ended March 31, 2009.  The consolidated results reflect a 10 percent ($1,083 million) decrease in underlying sales, a 4 percent ($384 million) positive impact from acquisitions and a 3 percent ($352 million) favorable impact from foreign currency translation.  The decline in underlying sales reflects volume loss as underlying sales decreased 8 percent in the United States and 12 percent internationally.  The international sales decrease included declines in most geographic regions, including Europe (23 percent), Canada (25 percent), Middle East/Africa (16 percent) and Latin America (12 percent), partially offset by growth in Asia (4 percent).  Year-to-date, operating results reflect the weak first quarter and improving market conditions in the second quarter.  The Climate Technologies segment had strong sales growth aided by stimulus programs in China, while sales were flat for the Appliance and Tools segment.  Sales declined in the Industrial Automation, Process Management and Network Power segments.

EMERSON ELECTRIC CO. AND SUBSIDIARIES

Costs of sales for the first six months of 2010 and 2009 were $6,252 million and $6,669 million, respectively.  Gross profit of $3,903 million and $3,833 million, respectively, resulted in gross profit margins of 38.4 percent and 36.5 percent.  The increase in gross profit primarily reflects acquisitions, savings from cost reduction actions and favorable foreign currency translation, partially offset by lower volume.  The increase in gross profit margin primarily reflects materials cost containment and savings from cost reduction actions, partially offset by deleverage on lower volume and lower sales prices.

SG&A expenses for the first six months of 2010 were $2,391 million, or 23.5 percent of net sales, compared with $2,312 million, or 22.0 percent, for 2009.  The increase of $79 million was largely due to acquisitions and higher incentive stock compensation expense of $110 million related to an increase in the Company’s stock price and the overlap of two incentive stock compensation plans, partially offset by cost reduction savings.  Deleverage on lower sales volume also contributed to the increase in SG&A as a percent of net sales.

Other deductions, net were $185 million for the first six months of 2010, a $5 million decrease from the same period in the prior year.  This slight decrease was primarily due to decreased rationalization costs, lower losses on foreign exchange transactions and lower bad debt expense, partially offset by higher amortization expense and lower nonrecurring gains.  See Notes 5 and 6 for further details regarding other deductions, net and rationalization costs.

Pretax earnings from continuing operations of $1,195 million for the first six months of 2010 decreased $44 million, or 4 percent, compared with $1,239 million for the prior year.  This decrease was primarily due to lower sales, higher interest expense and higher stock compensation expense, partially offset by the benefits of successful restructuring efforts.  Earnings results predominantly reflect increases of $153 million in Climate Technologies, $104 million in Appliance and Tools and $103 million in Network Power, partially offset by decreases of $99 million in Process Management and $87 million in Industrial Automation.

Income taxes were $334 million and $386 million for the six months ended March 31, 2010 and 2009, respectively, resulting in effective tax rates of 28 percent and 31 percent.  The lower effective tax rate reflects a $30 million capital loss tax benefit resulting from restructuring at a foreign subsidiary in the first quarter.  The effective tax rate for the entire year is currently estimated to be 30 percent.

Earnings and earnings per share from continuing operations attributable to Emerson were $836 million and $1.10, respectively, for the first six months of 2010, both increases of 1 percent, compared with $831 million and $1.09 for the first half of 2009.

Net earnings attributable to Emerson were $830 million and net earnings per share were $1.09 for the six months ended March 31, 2010, both nearly flat compared with $831 million and $1.09, respectively, for the six months ended March 31, 2009.  Net earnings for the first half of 2010 included a loss from discontinued operations of $6 million related to LANDesk (see Note 10).

BUSINESS SEGMENTS

Following is a summary of operating results for the Company’s business segments for the first six months ended March 31, 2010, compared with the first six months ended March 31, 2009.  The Company defines segment earnings as earnings before interest and taxes.

Process Management

Six months ended March 31,	2009	2010	Change
(dollars in millions)

Sales	$3,031	2,810	(7)%
Earnings	$556	457	(18)%
Margin	18.3%	16.3%

EMERSON ELECTRIC CO. AND SUBSIDIARIES

Process Management reported first half sales of $2,810 million, a decrease of 7 percent from the prior year.  Primarily as a result of weakness in the chemical, refining and marine markets, nearly all of the businesses reported lower sales and earnings, particularly the valves and measurement businesses.  Underlying sales decreased 15 percent, reflecting a decline in volume, with a 5 percent ($137 million) positive contribution primarily from the Roxar acquisition and a 3 percent ($123 million) favorable impact from foreign currency translation.  The decrease in underlying sales includes declines in the United States (11 percent), Europe (19 percent), Canada (36 percent), Asia (12 percent), Latin America (24 percent) and Middle East/Africa (6 percent).  Earnings decreased 18 percent for the period to $457 million primarily due to lower sales volume, while the margin decrease primarily reflects deleverage on lower sales volume and unfavorable product mix, partially offset by savings from significant cost reduction actions, particularly in the systems and solutions business and the measurement business.

Industrial Automation

Six months ended March 31,	2009	2010	Change
(dollars in millions)

Sales	$2,063	1,743	(16)%
Earnings	$266	179	(33)%
Margin	12.9%	10.3%

Sales decreased 16 percent to $1,743 million in the Industrial Automation segment for the first six months of 2010, reflecting significant declines in the power generating alternators and motors, power transmission and electrical distribution businesses due to continued weakness in capital spending, while the electrical drives business had a strong sales increase.  Underlying sales decreased 23 percent on lower volume, foreign currency translation had a 4 percent ($97 million) favorable impact and the System Plast, Trident Power and SSB acquisitions added 3 percent ($61 million).  Underlying sales declined 24 percent in both the United States and in Europe, 4 percent in Asia and 7 percent in Latin America.  Earnings were $179 million, compared with $266 million in the prior year and margin decreased 2.6 percentage points, primarily reflecting deleverage on the lower sales volume and higher restructuring costs of $21 million, partially offset by savings from cost reduction efforts and materials cost containment.

Network Power

Six months ended March 31,	2009	2010	Change
(dollars in millions)

Sales	$2,765	2,732	(1)%
Earnings	$260	363	40%
Margin	9.4%	13.3%

Sales in the Network Power segment decreased 1 percent to $2,732 million for the first six months of 2010 compared with the prior year, reflecting decreases in the embedded computing and energy systems businesses, partially offset by sales growth in the network power business in Asia and the embedded power business.  The sales decrease reflects an underlying sales decline of 9 percent (volume 8 percent; price 1 percent), a 5 percent ($125 million) positive contribution from the Avocent acquisition and a 3 percent ($81 million) favorable impact from foreign currency translation.  Geographically, underlying sales reflect decreases of 27 percent in Europe, 6 percent in the United States and 12 percent in Latin America, while sales in Asia increased 4 percent.  Earnings of $363 million increased 40 percent compared to the prior year and margin increased 3.9 percentage points, largely as a result of aggressive restructuring actions taken in 2009.  The increase is primarily due to earnings growth in the embedded power and network power businesses, savings from cost reduction actions, particularly in the embedded computing and energy systems businesses, lower restructuring expense of $34 million and lower losses on foreign currency transactions, which were partially offset by deleverage on lower volume.  Materials cost containment was more than offset by lower sales prices.

EMERSON ELECTRIC CO. AND SUBSIDIARIES

Climate Technologies

Six months ended March 31,	2009	2010	Change
(dollars in millions)

Sales	$1,425	1,692	19%
Earnings	$123	276	124%
Margin	8.7%	16.3%

Climate Technologies sales increased 19 percent in the first six months to $1,692 million, reflecting increases across all businesses, including compressors, heater controls and temperature sensors, due to strong growth in China, aided by stimulus programs in support of mandated higher efficiency standards, a change in refrigerant requirements in the United States and growth in the North American air-conditioning market.  Sales growth reflects a 13 percent underlying increase from higher volume, which includes new product penetration gains, a 3 percent ($44 million) favorable impact from acquisitions and a 3 percent ($35 million) favorable impact from foreign currency translation.  Sales increases of 10 percent in the United States and 16 percent internationally, including Asia (59 percent) and Latin America (33 percent), were partially offset by a decline in Europe (22 percent).  Earnings increased 124 percent to $276 million and margin increased 7.6 percentage points, primarily due to materials cost containment efforts, savings from restructuring and cost reduction actions in prior periods, higher sales volume, lower restructuring expense of $17 million and lower losses on foreign currency transactions of $13 million compared to the prior year, partially offset by unfavorable product mix.

Appliance and Tools

Six months ended March 31,	2009	2010	Change
(dollars in millions)

Sales	$1,498	1,491	-
Earnings	$140	244	74%
Margin	9.3%	16.3%

Appliance and Tools segment sales were unchanged at $1,491 million in the first six months of 2010, reflecting a 2 percent decline in underlying sales offset by a 1 percent ($17 million) contribution from acquisitions and a 1 percent ($16 million) favorable impact from foreign currency translation.  The decline in the storage business was due to the continued weakness in the U.S. nonresidential construction markets, while declines in the commercial motors and appliance motors and controls businesses reflect major customers maintaining low inventory and production levels due to the difficult economic conditions.  These declines were mitigated by solid growth in the hermetic motors, tools and disposer businesses.  The underlying sales decrease of 2 percent reflects an estimated 2 percent negative impact from lower sales prices.  Underlying sales in the United States decreased 2 percent, while underlying international sales declined approximately 6 percent.  Earnings were $244 million, an increase of 74 percent compared with the prior year, reflecting earnings growth in almost all businesses, savings from materials cost containment, benefits of cost reduction and restructuring actions in 2009 and lower restructuring expense of $11 million, partially offset by lower selling prices.

EMERSON ELECTRIC CO. AND SUBSIDIARIES

FINANCIAL CONDITION

Key elements of the Company's financial condition for the six months ended March 31, 2010 as compared to the year ended September 30, 2009 and the six months ended March 31, 2009 follow:

	September 30, 2009		March 31, 2010
Working capital (in millions)	$2,697		2,509
Current ratio	1.5 to 1		1.4 to 1
Total debt-to-total capital	34.8%		39.8%
Net debt-to-net capital	25.7%		29.4%
Interest coverage ratio	10.9	X	9.5	X

The ratios of debt-to-capital changed due to an increase in borrowings primarily to finance acquisitions.  The Company's interest coverage ratio (earnings from continuing operations before income taxes and interest expense, divided by interest expense) was 9.5 times for the first six months of 2010, compared with 12.1 times for the prior year, primarily due to higher average borrowings in 2010.  The Company’s long-term debt is rated A2 by Moody’s and A by Standard and Poor’s.

During the first quarter of 2010, the Company issued $300 million of 4.25% notes due November 2020 and $300 million of 5.25% notes due November 2039 under an automatic shelf registration statement on file with the Securities and Exchange Commission.  The net proceeds from the sale of the notes were used for general corporate purposes, acquisitions and to repay commercial paper borrowings.

Cash and equivalents increased by $599 million during the first half of 2010.  Cash provided by operating activities of $1,319 million was up $501 million compared with $818 million in the prior year period primarily as a result of improvements in operating working capital.  In addition, at March 31, 2010 the Company held a $19 million margin deposit from a counterparty for commodity futures contracts, while in the prior year period the Company had posted a $33 million margin deposit.  The significant operating working capital reduction achieved in 2009 and extended into the first half of this year will be difficult to maintain as economic conditions improve.  Operating cash flow more than funded dividends of $504 million and capital expenditures of $178 million, while the increase in short-term borrowings of $725 million and proceeds from long-term debt of $596 million provided additional cash for acquisitions of $1,340 million.  For the six months ended March 31, 2010, free cash flow of $1,141 million (operating cash flow of $1,319 million less capital expenditures of $178 million) was up 109 percent from free cash flow of $546 million (operating cash flow of $818 million less capital expenditures of $272 million) in the prior year.

Emerson maintains a conservative financial structure to provide the strength and flexibility necessary to achieve its strategic objectives.  Although credit markets in the U.S. have stabilized, there remains a risk of volatility and illiquidity that could affect the Company’s ability to access those markets. However, despite the adverse market conditions, the Company has been able to readily meet all its funding needs and currently believes that sufficient funds will be available to meet the Company’s needs in the foreseeable future.  Emerson is in a strong financial position, with total assets of $22 billion and stockholders' equity of $9 billion, and has the resources available to reinvest in existing businesses, pursue strategic acquisitions and manage its capital structure on a short- and long-term basis.

OUTLOOK

Based on current economic conditions and the Company’s performance in the first half of the year, reported fiscal year 2010 sales are forecast to be in the range of $21.3 billion to $21.9 billion, or positive 2 percent to 5 percent compared with 2009 sales of $20.9 billion.  Underlying sales are expected to be flat to negative 3 percent, which excludes estimated favorable increases of 2 percent from foreign currency translation at current exchange rates and 3 percent from completed acquisitions.  Based on this level of sales, the Company forecasts diluted earnings per share in the range of $2.40 to $2.55 for fiscal year 2010.  Rationalization of operations expense is estimated to be approximately $145 million to $170 million. Operating cash flow is estimated at approximately $2.9 billion to $3.1 billion and capital expenditures are estimated to be in the range of $0.4 billion to $0.5 billion.

EMERSON ELECTRIC CO. AND SUBSIDIARIES

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

Item 4. Controls and Procedures

Emerson maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Company’s certifying officers, as appropriate to allow timely decisions regarding required disclosure.  Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of March 31, 2010, to provide reasonable assurance of the achievement of these objectives.

Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports.

There was no change in the Company's internal control over financial reporting during the quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities.

Period	Total Number of Shares Purchased (000s)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (000s)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (000s)
January 2010	-	-	-	51,392
February 2010	210	$46.80	210	51,182
March 2010	345	$48.71	345	50,837
Total	555	$47.99	555	50,837

The Company’s Board of Directors authorized the repurchase of up to 80 million shares under the May 2008 program.

EMERSON ELECTRIC CO. AND SUBSIDIARIES

Item 5.  Other Information.

At the Annual Meeting of Stockholders on February 2, 2010, matters described in the Notice of Annual Meeting of Stockholders dated December 11, 2009, were voted on.

1.	Except as noted, the directors listed below were elected for terms ending in 2013, with voting for each as follows:

DIRECTOR	FOR	WITHHELD

C. A. H. Boersig	538,941,318	16,020,339
C. Fernandez G.	485,036,479	69,925,178
W. J. Galvin	524,612,471	30,349,186
R. L. Stephenson	526,627,020	28,334,637
V. R. Loucks, Jr. (a)	536,793,611	18,168,046
R. L. Ridgway (a)	537,865,323	17,096,334

(a)	Mr. Loucks and Ms. Ridgway were elected for terms ending in 2011.

There were 93,029,043 broker non-votes for each director.

2.	The performance measures under the Emerson Electric Co. Annual Incentive Plan were re-approved by a vote of 616,181,058 in favor to 27,220,362 against, with 4,589,280 abstaining.

3.
The proposal to ratify the appointment of KPMG LLP as the Company’s independent registered public accounting firm was approved by a vote of 637,237,025 in favor to 8,656,117 against, with 2,097,558 abstaining.

Item 6. Exhibits.

(a) Exhibits (Listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

12	Ratio of Earnings to Fixed Charges.

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

101
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the three and six months ended March 31, 2009 and 2010, (ii) Consolidated Balance Sheets at September 30, 2009 and March 31, 2010, (iii) Consolidated Statements of Cash Flows for the six months ended March 31, 2009 and 2010, and (iv) Notes to Consolidated Financial Statements for the three and six months ended March 31, 2010.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act or the Exchange Act, or otherwise subject to liability under those sections, except as shall be expressly set forth by specific reference in such filing.

EMERSON ELECTRIC CO. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMERSON ELECTRIC CO.

Date: May 5, 2010	By	/s/ Frank J. Dellaquila

Frank J. Dellaquila
Senior Vice President and Chief Financial Officer

(on behalf of the registrant and as Chief Financial Officer)

EMERSON ELECTRIC CO. AND SUBSIDIARIES

INDEX TO EXHIBITS

Exhibit No.	Exhibit

12	Ratio of Earnings to Fixed Charges.

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

101
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the three and six months ended March 31, 2009 and 2010, (ii) Consolidated Balance Sheets at September 30, 2009 and March 31, 2010, (iii) Consolidated Statements of Cash Flows for the six months ended March 31, 2009 and 2010, and (iv) Notes to Consolidated Financial Statements for the three and six months ended March 31, 2010.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act or the Exchange Act, or otherwise subject to liability under those sections, except as shall be expressly set forth by specific reference in such filing.