Form 10-Q
period 2010-06-30
EMERSON ELECTRIC CO
filed 2010-08-04
CIK 32604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Common stock of $0.50 par value per share outstanding at July 31, 2010: 752,408,780 shares.

FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
THREE AND NINE MONTHS ENDED JUNE 30, 2009 AND 2010
(Dollars in millions, except per share; unaudited)

	Three Months		Nine Months
	Ended June 30,		Ended June 30,
	2009	2010	2009	2010

Net sales	$5,091	5,641	15,593	15,796

Costs and expenses:
Cost of sales	3,253	3,430	9,922	9,682
Selling, general and administrative expenses	1,089	1,194	3,401	3,585
Other deductions, net	131	70	321	255
Interest expense (net of interest income of $3, $5, $19 and $14, respectively)	65	64	157	196
Earnings from continuing operations before income taxes	553	883	1,792	2,078
Income taxes	155	273	541	607
Earnings from continuing operations	398	610	1,251	1,471
Discontinued operations, net of tax	-	(9)	-	(15)
Net earnings	398	601	1,251	1,456
Less: Noncontrolling interests in earnings of subsidiaries	11	16	33	41
Net earnings attributable to Emerson	$387	585	1,218	1,415

Basic earnings per share attributable to Emerson:
Earnings from continuing operations	$0.52	0.79	1.61	1.90
Discontinued operations	-	(0.01)	-	(0.02)
Basic earnings per common share	$0.52	0.78	1.61	1.88
Diluted earnings per share attributable to Emerson:
Earnings from continuing operations	$0.51	0.78	1.60	1.88
Discontinued operations	-	(0.01)	-	(0.02)
Diluted earnings per common share	$0.51	0.77	1.60	1.86

Earnings attributable to Emerson:
Earnings from continuing operations	$387	594	1,218	1,430
Discontinued operations, net of tax	-	(9)	-	(15)
Net earnings attributable to Emerson	$387	585	1,218	1,415

Cash dividends per common share	$0.33	0.335	0.99	1.005

See accompanying Notes to Consolidated Financial Statements.

FORM 10-Q

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except shares; unaudited)

	September 30,	June 30,
	2009	2010
ASSETS
Current assets
Cash and equivalents	$1,560	3,424
Receivables, less allowances of $93 and $97, respectively	3,623	3,793
Inventories	1,855	2,114
Other current assets	615	627
Total current assets	7,653	9,958

Property, plant and equipment, net	3,500	3,289
Other assets
Goodwill	7,078	7,596
Other	1,532	2,115
Total other assets	8,610	9,711
	$19,763	22,958

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term borrowings and current maturities of long-term debt	$577	2,290
Accounts payable	1,949	2,228
Accrued expenses	2,378	2,616
Income taxes	52	123
Total current liabilities	4,956	7,257

Long-term debt	3,998	4,586

Other liabilities	2,103	2,026

Stockholders’ equity
Preferred stock, $2.50 par value per share;
authorized, 5,400,000 shares; issued, none	-	-
Common stock, $0.50 par value per share;
authorized, 1,200,000,000 shares; issued, 953,354,012 shares;
outstanding, 751,872,857 shares and 752,629,414 shares, respectively	477	477
Additional paid-in capital	157	174
Retained earnings	14,714	15,373
Accumulated other comprehensive income	(496)	(792)
Cost of common stock in treasury, 201,481,155 shares and
200,724,598 shares, respectively	(6,297)	(6,307)
Emerson stockholders’ equity	8,555	8,925
Noncontrolling interests in subsidiaries	151	164
Total equity	8,706	9,089
	$19,763	22,958

See accompanying Notes to Consolidated Financial Statements.

FORM 10-Q

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2009 AND 2010
(Dollars in millions; unaudited)

	Nine Months Ended
	June 30,
	2009	2010
Operating activities
Net earnings	$1,251	1,456
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	542	605
Changes in operating working capital	69	28
Pension funding	(263)	(209)
Other	135	142
Net cash provided by operating activities	1,734	2,022

Investing activities
Capital expenditures	(388)	(300)
Purchases of businesses, net of cash and equivalents acquired	(735)	(1,372)
Other	18	17
Net cash used in investing activities	(1,105)	(1,655)

Financing activities
Net increase in short-term borrowings	40	1,747
Proceeds from long-term debt	1,254	601
Principal payments on long-term debt	(680)	(50)
Dividends paid	(749)	(756)
Purchases of treasury stock	(718)	(71)
Other	(94)	109
Net cash provided by (used in) financing activities	(947)	1,580

Effect of exchange rate changes on cash and equivalents	(77)	(83)

Increase (decrease) in cash and equivalents	(395)	1,864
Beginning cash and equivalents	1,777	1,560
Ending cash and equivalents	$1,382	3,424

Changes in operating working capital
Receivables	$839	(228)
Inventories	328	(235)
Other current assets	16	(67)
Accounts payable	(800)	307
Accrued expenses	(148)	115
Income taxes	(166)	136
	$69	28

See accompanying Notes to Consolidated Financial Statements.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2010	2009	2010

Basic shares outstanding	749.6	751.1	755.0	750.8
Dilutive shares	5.1	6.6	4.8	6.1
Diluted shares outstanding	754.7	757.7	759.8	756.9

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

3.	The change in stockholders’ equity balances for the nine months ended June 30, 2010 follows (in millions):

	Emerson Stockholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
September 30, 2009	$8,555	151	8,706
Net earnings	1,415	41	1,456
Other comprehensive income	(296)	(2)	(298)
Cash dividends	(756)	(38)	(794)
Net treasury stock purchases and other	7	12	19
June 30, 2010	$8,925	164	9,089

Comprehensive income, net of applicable income taxes, for the three and nine months ended June 30, 2010 and 2009 is summarized as follows (in millions):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2010	2009	2010

Net earnings	$398	601	1,251	1,456
Foreign currency translation	238	(214)	(285)	(308)
Cash flow hedges and other	60	(23)	6	10
	696	364	972	1,158
Less: Noncontrolling interests	12	13	28	39
Amount attributable to Emerson	$684	351	944	1,119

The change in foreign currency translation during the third quarter of 2010 is primarily due to the strengthening of the U.S. dollar.  The amount attributable to noncontrolling interests in subsidiaries consisted of earnings and foreign currency translation.

4.	Net periodic pension expense is summarized as follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2010	2009	2010

Service cost	$16	18	51	56
Interest cost	51	55	163	166
Expected return on plan assets	(67)	(76)	(210)	(229)
Net amortization	20	35	61	104
	$20	32	65	97

Net postretirement healthcare expense is summarized as follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2010	2009	2010

Service cost	$1	1	3	3
Interest cost	8	6	22	18
Net amortization	1	-	5	1
	$10	7	30	22

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

5.	Other deductions, net are summarized as follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2010	2009	2010
Other deductions, net
Rationalization of operations	$83	27	190	101
Amortization of intangibles	31	44	78	124
Other	23	(1)	88	33
(Gains)/losses, net	(6)	-	(35)	(3)
	$131	70	321	255

Other deductions, net decreased for the three and nine months ended June 30, 2010, primarily due to lower rationalization expense and a favorable impact from foreign exchange transactions versus prior year, which were partially offset by higher amortization expense on acquired intangible assets.

During the second quarter of 2009, the Company received $41 million from the sale of an asset and recognized a gain of $25 million ($17 million after-tax).

6.
Rationalization of operations expense reflects costs associated with the Company’s efforts to continuously improve operational efficiency and expand globally, in order to remain competitive on a worldwide basis.  The change in the liability for rationalization costs during the nine months ended June 30, 2010 follows (in millions):

	September 30,			June 30,
	2009	Expense	Paid/Utilized	2010
Severance and benefits	$112	63	111	64
Lease/contract terminations	7	5	6	6
Fixed asset write-downs	-	7	7	-
Vacant facility and other shutdown costs	2	10	10	2
Start-up and moving costs	1	16	16	1
	$122	101	150	73

Rationalization of operations by segment is summarized as follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2010	2009	2010

Process Management	$18	6	26	22
Industrial Automation	13	11	25	44
Network Power	32	5	82	21
Climate Technologies	14	4	36	9
Appliance and Tools	6	1	21	5
	$83	27	190	101

The Company expects to incur full year rationalization costs of approximately $125 million to $135 million, which includes the $101 million shown above, as well as costs to complete actions initiated before the end of the third quarter and actions anticipated to be approved and initiated during the remainder of the year.  The Company has incurred significant costs over the last year to rationalize its businesses to the level appropriate for current economic conditions, as well as to improve its cost structure for future growth.  Costs incurred during the nine months of 2010 included shutdown costs due to workforce reductions and/or the consolidation of facilities in all the Company’s business segments.  Start-up and moving costs, and vacant facilities and other costs were not material for any segment.  Actions during the nine months of 2010 involved the elimination of approximately 2,500 positions and included Process Management reducing worldwide forcecount and consolidating some North American production; Industrial Automation

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

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

7.	Other Financial Information (in millions):

	September 30,	June 30,
	2009	2010
Inventories
Finished products	$697	756
Raw materials and work in process	1,158	1,358
	$1,855	2,114

Property, plant and equipment, net
Property, plant and equipment, at cost	$8,894	8,827
Less: Accumulated depreciation	(5,394)	(5,538)
	$3,500	3,289

Goodwill by business segment
Process Management	$2,242	2,230
Industrial Automation	1,304	1,330
Network Power	2,454	2,973
Climate Technologies	473	461
Appliance and Tools	605	602
	$7,078	7,596

Changes in goodwill since September 30, 2009 are primarily due to acquisitions, particularly in the Network Power ($561 million) and Industrial Automation ($106 million) segments, as well as foreign currency translation. Valuations of assets are in-process and purchase price allocations for acquisitions are subject to change.

Other assets, other
Intellectual property and customer relationships	$930	1,164
Capitalized software	214	206
LANDesk discontinued operations	-	357
Other	388	388
	$1,532	2,115

Intellectual property and customer relationships of companies acquired in fiscal 2010 totaled approximately $374 million, primarily in the Network Power and Industrial Automation segments. See Note 10 for further information regarding assets held for sale related to LANDesk.

Accrued expenses include the following:
Employee compensation	$536	712
Customer advance payments	$315	348
Product warranty liability	$199	216

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

	September 30,	June 30,
	2009	2010
Other liabilities
Pension plans	$613	461
Postretirement plans, excluding current portion	460	456
Deferred income taxes	406	458
Other	624	651
	$2,103	2,026

8.	Summarized information about the Company’s results of continuing operations by business segment follows (in millions):

	Three months ended June 30,
	Sales		Earnings
	2009	2010	2009	2010
Process Management	$1,481	1,511	220	311
Industrial Automation	813	956	47	122
Network Power	1,330	1,418	137	182
Climate Technologies	859	1,106	135	221
Appliance and Tools	771	850	108	152
	5,254	5,841	647	988
Differences in accounting methods			48	52
Corporate and other			(77)	(93)
Eliminations/Interest	(163)	(200)	(65)	(64)
	$5,091	5,641	553	883

	Nine months ended June 30,
	Sales		Earnings
	2009	2010	2009	2010
Process Management	$4,512	4,321	776	768
Industrial Automation	2,876	2,699	313	301
Network Power	4,095	4,150	397	545
Climate Technologies	2,284	2,798	258	497
Appliance and Tools	2,269	2,341	248	396
	16,036	16,309	1,992	2,507
Differences in accounting methods			145	147
Corporate and other			(188)	(380)
Eliminations/Interest	(443)	(513)	(157)	(196)
	$15,593	15,796	1,792	2,078

Intersegment sales of the Appliance and Tools segment for the three months ended June 30, 2010 and 2009 were $172 million and $146 million, respectively, and $439 million and $380 million, respectively, for the nine months ended June 30, 2010 and 2009.  The third quarter 2010 change in Corporate and other is due to a one-time gain in the prior year, lower commodity mark-to-market gains and a slight increase in stock compensation expense. The increase for the nine months of 2010 primarily reflects higher incentive stock compensation expense of $113 million related to an increase in the Company’s stock price and the overlap of two incentive stock compensation plans in the current year, $31 million lower one-time gains, and lower commodity mark-to-market gains of $14 million.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

9.	Following is a discussion regarding the Company’s use of financial instruments.

Hedging Activities

As of June 30, 2010, the notional amount of foreign currency which has been hedged totaled approximately $1.7 billion and commodity hedges outstanding included a combined total of approximately 87 million pounds of copper and aluminum.  The majority of hedging gains and losses deferred as of June 30, 2010 will generally be recognized over the next 12 months as the underlying forecasted transactions occur.

Shown below are amounts recognized in earnings and other comprehensive income for the three and nine months ended June 30, 2010 and 2009 (in millions).  All derivatives receiving deferral accounting are cash flow hedges.

Derivatives Receiving Deferral Accounting

Gain (Loss) Reclassified into Earnings		Three Months Ended June 30,		Nine Months Ended June 30,
		2009	2010	2009	2010
	Location
Foreign currency	Sales	$(6)	(2)	(21)	(6)
Foreign currency	Cost of sales	(6)	3	(26)	2
Commodity	Cost of sales	(28)	17	(85)	38
		$(40)	18	(132)	34

Gain (Loss) Recognized in	Three Months Ended June 30,		Nine Months Ended June 30,
Other Comprehensive Income	2009	2010	2009	2010

Foreign currency	$34	14	(59)	42
Commodity	20	(33)	(66)	8
	$54	(19)	(125)	50

Derivatives Not Receiving Deferral Accounting

Gain (Loss) Recognized in Earnings		Three Months Ended June 30,		Nine Months Ended June 30,
		2009	2010	2009	2010
	Location
Foreign currency	Other income (deductions)	$(38)	50	(62)	122
Commodity	Cost of sales	1	(2)	(9)	(1)
		$(37)	48	(71)	121

Hedging gains or losses are expected to be largely offset by losses or gains on the related underlying exposures.  Hedge ineffectiveness was immaterial for the quarter and year-to-date in both years.  No amounts were excluded from the assessment of hedge effectiveness.

Fair Value Measurements

Valuations for all of Emerson’s derivatives fall within Level 2 of the GAAP valuation hierarchy.  Fair values of derivative contracts outstanding as of September 30, 2009 and June 30, 2010 follow (in millions):

	September 30, 2009		June 30, 2010
	Assets	Liabilities	Assets	Liabilities
Derivatives Receiving Deferral Accounting
Foreign currency	$15	(33)	38	(10)
Commodity	$30	(4)	5	(10)

Derivatives Not Receiving Deferral Accounting
Foreign currency	$6	(7)	1	(8)
Commodity	$2	(2)	-	-

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

At June 30, 2010, foreign currency contracts were reported in current assets and commodity contracts were reported in accrued expenses.  The Company neither posted nor held any collateral as of June 30, 2010.  The maximum collateral the Company could have been required to post as of June 30, 2010 was $10 million.  As of June 30, 2010, the fair value of the Company’s long-term debt was $5,628 million, which exceeded the carrying value by $511 million.

10.
On November 6, 2009, the Company acquired SSB Group GmbH (SSB), a designer and manufacturer of electrical pitch systems and control technology used in wind turbine generators, for approximately $145 million in cash.  SSB had annual revenues in 2009 of approximately $115 million and is reported in the Industrial Automation business segment.

On December 11, 2009, the Company acquired Avocent Corporation, a leader in enhancing companies’ datacenter solutions capability, which strongly positioned Emerson for the growth of energy management in datacenters worldwide, for $1.2 billion in cash.  Avocent, excluding its LANDesk business, had annual revenues of $390 million in 2009 and is reported in the Network Power business segment.  In connection with the acquisition, the Company immediately began pursuing the sale of the LANDesk business unit which is not a strategic fit with Emerson.  LANDesk sells management and security software suites and had annual revenues of $150 million in 2009.  Potential acquirers have evaluated the business and submitted proposals, which are under consideration.  The Company expects to complete the sale in 2010. LANDesk results for the three and nine months ended June 30, 2010 are reported as discontinued operations, with assets totaling approximately $0.4 billion and liabilities of approximately $0.1 billion.  The purchase price allocations for Avocent and LANDesk are preliminary, and may be adjusted based on valuations to be completed during 2010 (see Note 7).

The Company is considering the sale of its appliance motors and U.S. commercial and industrial motors businesses, which have combined annual sales in excess of $800 million and are included in the Appliance and Tools business segment.  Potential acquirers have submitted proposals, which are under consideration. The Company has not yet made a final decision.

On June 29, 2010, the Company announced the terms of an all cash offer for Chloride Group PLC, a provider of uninterruptible power supply systems, at a price of 375 pence per share, or approximately £997 million ($1.5 billion).  The board of Chloride unanimously recommended the offer to Chloride shareholders who will vote on the offer on August 9, 2010.  Assuming a favorable shareholder vote and pending receipt of other regulatory approvals, the transaction is expected to close by the end of the year.  The increase in cash and equivalents as of June 30, 2010 includes cash set aside to fund the transaction.

Items 2 and 3. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Underlying market conditions improved in the third quarter of fiscal 2010, as worldwide gross fixed investment has stabilized and appears to be recovering. Sales and earnings continued their recent upward trend and grew in all five of the Company’s business segments. Industrial production and manufacturing have increased, while residential and nonresidential construction remains weak. The Company anticipates conditions will continue to improve during the remainder of the calendar year, although it expects the longer-term economic recovery to be gradual. The third quarter saw a strong sales increase led by solid underlying sales improvement, including growth in most geographic regions, and contributions from acquisitions. Sales increased for Climate Technologies and Industrial Automation due to strong growth in Asia, the United States and Europe, and for Appliance and Tools due to growth in the United States. Sales for Process Management are improving as spending and investment in the end markets served by this business showed positive signs of recovery. Network Power sales were soft, but increased due to the Avocent acquisition. Successful restructuring and cost containment efforts in 2009 and 2010 and lower restructuring expense helped increase earnings in all five business segments during the third quarter. Despite the economic uncertainty, Emerson's financial position remains strong and the Company continues to generate substantial operating cash flow.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

THREE MONTHS ENDED JUNE 30, 2010, COMPARED WITH THREE MONTHS ENDED JUNE 30, 2009

CONSOLIDATED RESULTS OF OPERATIONS

Following is an analysis of consolidated results of operations for the third quarter ended June 30, 2010, compared with the third quarter ended June 30, 2009.

Three months ended June 30,	2009	2010	Change
(dollars in millions, except per share amounts)

Net sales	$5,091	5,641	11%
Gross profit	$1,838	2,211	20%
Percent of sales	36.1%	39.2%
SG&A	$1,089	1,194
Percent of sales	21.4%	21.2%
Other deductions, net	$131	70
Interest expense, net	$65	64

Earnings from continuing operations before income taxes	$553	883	59%
Percent of sales	10.9%	15.7%
Earnings from continuing operations - Emerson	$387	594	53%
Net earnings - Emerson	$387	585	51%
Percent of sales	7.6%	10.4%

Diluted EPS – Earnings from continuing operations	$0.51	0.78	53%
Diluted EPS – Net earnings	$0.51	0.77	51%

Net sales for the quarter ended June 30, 2010 were $5,641 million, an increase of $550 million, or 11 percent, compared with prior year net sales of $5,091 million.  Consolidated results reflect a 7 percent ($372 million) increase in underlying sales (which exclude acquisitions and foreign currency translation), a 3 percent ($165 million) increase from acquisitions and a less than 1 percent ($13 million) favorable impact from foreign currency translation.  Underlying sales increased 11 percent in the United States and 4 percent internationally, reflecting higher volume.  International sales improved in most geographic regions, including Europe (9 percent), Asia (3 percent) and Latin America (7 percent), while sales were flat in Canada and declined 8 percent in Middle East/Africa.  Sales increased in all business segments, led by Climate Technologies, aided by stimulus programs in China, and Industrial Automation, due to a gradual recovery in capital goods spending.

Costs of sales for the third quarters of 2010 and 2009 were $3,430 million and $3,253 million, respectively.  Gross profit of $2,211 million and $1,838 million, respectively, resulted in gross margins of 39.2 percent and 36.1 percent.  The increase in gross profit and gross profit margin in 2010 primarily reflects leverage on higher volume, acquisitions and savings from cost reduction actions.  The increase in gross profit margin also reflects favorable product mix.

Selling, general and administrative (SG&A) expenses for 2010 were $1,194 million, or 21.2 percent of net sales, an increase of $105 million compared with $1,089 million, or 21.4 percent, for 2009.  The decrease in SG&A as a percent of sales was primarily the result of savings from cost reduction actions and leveraging fixed costs on higher sales volume, particularly in the Industrial Automation business, partially offset by acquisitions.

Other deductions, net were $70 million for 2010, a $61 million decrease from the same period in the prior year, primarily due to decreased rationalization costs and a $33 million favorable impact from foreign exchange transaction gains in the current year versus losses in the prior year, partially offset by higher amortization expense.  See Notes 5 and 6 for further details regarding other deductions, net and rationalization costs, respectively.

Pretax earnings from continuing operations of $883 million for 2010 increased $330 million, or 59 percent, compared with $553 million for the prior year.  This increase was primarily due to increased sales, higher gross profit as a percent of sales and a decrease in other deductions, net.  Emerson has realized benefits from the

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

aggressive restructuring actions taken in 2009 and 2010 that positioned the Company for growth as the economy recovers.  Earnings results reflect increases of $91 million in Process Management, $86 million in Climate Technologies, $75 million in Industrial Automation, $45 million in Network Power and $44 million in Appliance and Tools.

Income taxes were $273 million and $155 million for 2010 and 2009, respectively, resulting in effective tax rates of 31 percent and 28 percent, respectively. The lower effective tax rate in 2009 reflects a credit from the repatriation of certain non-U.S. earnings and a benefit from a prior net operating loss at a foreign subsidiary.

Earnings and earnings per share from continuing operations attributable to Emerson were $594 million and $0.78 for the third quarter of 2010, both increases of 53 percent, compared with $387 million and $0.51 for 2009.

Net earnings attributable to Emerson were $585 million and net earnings per share were $0.77 for the third quarter of 2010, both increases of 51 percent, compared with $387 million and $0.51 for 2009.  Net earnings for 2010 included a loss from discontinued operations of $9 million related to LANDesk (see Note 10).

BUSINESS SEGMENTS

Following is an analysis of operating results for the Company’s business segments for the third quarter ended June 30, 2010, compared with the third quarter ended June 30, 2009.  The Company defines segment earnings as earnings before interest and taxes.

Process Management

Three months ended June 30,	2009	2010	Change
(dollars in millions)

Sales	$1,481	1,511	2%
Earnings	$220	311	41%
Margin	14.8%	20.6%

Process Management reported third quarter sales of $1,511 million, an increase of 2 percent, reflecting strong improvements in the measurement and regulators businesses, partially offset by continued weakness in the valves business.  Underlying sales decreased 1 percent on a decline in volume, partially offset by slight market penetration gains, with a 2 percent ($29 million) favorable impact from acquisitions, primarily Roxar, and a 1 percent ($10 million) favorable impact from foreign currency translation.  The decrease in underlying sales includes declines in Asia (10 percent), Middle East/Africa (19 percent) and Europe (2 percent), partially offset by increases in the United States (12 percent), Latin America (13 percent) and Canada (3 percent).  Earnings increased 41 percent for the period to $311 million and margin increased nearly 6 percentage points, primarily reflecting savings from significant cost reduction actions, a $19 million favorable impact from foreign currency transactions, $12 million lower restructuring expense and favorable product mix.

Industrial Automation

Three months ended June 30,	2009	2010	Change
(dollars in millions)

Sales	$813	956	18%
Earnings	$47	122	165%
Margin	5.7%	12.8%

Sales increased 18 percent, to $956 million, for Industrial Automation in the third quarter.  Sales increased across all of the businesses, including strong growth in the electrical drives, power generating alternators and motors, fluid automation, power transmission and electrical distribution businesses, reflecting improvements in capital goods markets.  Underlying sales increased 16 percent, while the Trident Power and SSB acquisitions added 2 percent ($22 million) and foreign currency translation had a negligible ($9 million) unfavorable impact.  The underlying sales increase reflects 14 percent growth in volume and a less than 2 percent positive impact from higher sales prices.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Underlying sales increased 12 percent in the United States and 18 percent internationally, including 20 percent in both Europe and Asia.  Earnings were $122 million, compared with $47 million in the prior year and margin improved 7 percentage points to 12.8 percent, reflecting leverage on the higher sales volume and savings from cost reduction actions compared with deleverage on lower sales volume in the prior year.  Higher selling prices were more than offset by higher materials and wage costs.

Network Power

Three months ended June 30,	2009	2010	Change
(dollars in millions)

Sales	$1,330	1,418	7%
Earnings	$137	182	31%
Margin	10.4%	12.8%

Sales in the Network Power segment increased 7 percent to $1,418 million for the third quarter, primarily reflecting the Avocent acquisition and strong sales growth in the embedded power business, partially offset by declines in the Asia network power business, the uninterruptible power supply and precision cooling business, and the energy systems business. Underlying sales declined 1 percent, the Avocent acquisition contributed 7 percent ($96 million) and there was a 1 percent ($11 million) favorable impact from foreign currency translation. The underlying sales decline reflects a 1 percent increase in volume, including slight penetration gains primarily in the embedded power business, offset by a 2 percent negative impact from lower prices. Geographically, an international sales decrease (6 percent) was partially offset by a moderate increase in the United States (5 percent). Sales in Asia decreased 3 percent and sales in Europe were flat. Earnings of $182 million increased 31 percent compared to the prior year, along with a margin increase of over 2 percentage points, primarily due to lower restructuring expense of $27 million and a $10 million favorable impact from foreign currency transactions. Earnings growth was led by the embedded computing and power businesses reflecting savings from cost reduction actions, partially offset by deleverage in the energy systems business. Lower pricing was partially offset by materials cost containment.

Climate Technologies

Three months ended June 30,	2009	2010	Change
(dollars in millions)

Sales	$859	1,106	29%
Earnings	$135	221	64%
Margin	15.7%	20.1%

Climate Technologies sales increased 29 percent in the third quarter to $1,106 million, reflecting increases across all businesses, including the compressor, heater controls and temperature sensors businesses. Growth was strong in Asia and North America, aided by stimulus programs in support of mandated higher efficiency standards in China and by United States refrigeration and air-conditioning markets. Sales growth reflects a 28 percent underlying increase from higher volume, which includes slight new product penetration gains, and a less than 1 percent ($8 million) favorable impact from acquisitions. Sales increased in all major geographic locations, including 23 percent in the United States, 49 percent in Asia and 22 percent in Europe. Earnings increased 64 percent to $221 million and margin increased over 4 percentage points due to leverage on higher sales volume, savings from restructuring actions taken in 2009 and lower restructuring expense of $10 million. Materials cost containment was partially offset by lower prices.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Appliance and Tools

Three months ended June 30,	2009	2010	Change
(dollars in millions)

Sales	$771	850	10%
Earnings	$108	152	41%
Margin	14.0%	18.0%

Appliance and Tools segment sales increased 10 percent to $850 million in the third quarter, reflecting increases in the tools, hermetic motors, commercial motors and appliance solutions businesses, which were partially offset by a decline in the residential storage business.  The sales increase included an 8 percent increase in underlying sales, reflecting an estimated 11 percent increase in volume and an approximate 3 percent negative impact from lower selling prices, and a 2 percent ($10 million) contribution from acquisitions.  Underlying sales increased 8 percent in the United States and 17 percent internationally.  Earnings were $152 million, an increase of 41 percent compared with the prior year.  Earnings and margin results reflect growth in the hermetic motors, commercial motors and professional tools businesses, benefits from aggressive restructuring and cost reduction actions, leverage on higher sales volume, and lower restructuring expense of $5 million, partially offset by lower selling prices.

NINE MONTHS ENDED JUNE 30, 2010, COMPARED WITH NINE MONTHS ENDED JUNE 30, 2009

CONSOLIDATED RESULTS OF OPERATIONS

Following is an analysis of consolidated results of operations for the nine months ended June 30, 2010, compared with the nine months ended June 30, 2009.

Nine months ended June 30,	2009	2010	Change
(dollars in millions, except per share amounts)

Net sales	$15,593	15,796	1%
Gross profit	$5,671	6,114	8%
Percent of sales	36.4%	38.7%
SG&A	$3,401	3,585
Percent of sales	21.8%	22.7%
Other deductions, net	$321	255
Interest expense, net	$157	196

Earnings from continuing operations before income taxes	$1,792	2,078	16%
Percent of sales	11.5%	13.2%
Earnings from continuing operations - Emerson	$1,218	1,430	17%
Net earnings - Emerson	$1,218	1,415	16%
Percent of sales	7.8%	9.0%

Diluted EPS – Earnings from continuing operations	$1.60	1.88	18%
Diluted EPS – Net earnings	$1.60	1.86	16%

Net sales for the nine months of 2010 were $15,796 million, an increase of $203 million, or 1 percent, compared with net sales of $15,593 million for 2009.  Consolidated results reflect a 5 percent ($711 million) decrease in underlying sales, a 4 percent ($549 million) positive impact from acquisitions and a 2 percent ($365 million) favorable impact from foreign currency translation.  The decline in underlying sales reflects volume loss as sales decreased 2 percent in the United States and 7 percent internationally.  International sales reflected declines in most geographic regions, including Europe (14 percent), Canada (17 percent), Middle East/Africa (13 percent) and Latin America (6 percent), partially offset by growth in Asia (4 percent).  Year-to-date operating results reflect the weak first quarter and improving market conditions and operating results in the second and third quarters.  The Climate Technologies segment had strong sales growth aided by stimulus programs in China, while sales grew slightly for the Network Power and Appliance and Tools segments.  Sales declined in the Industrial Automation and Process Management segments.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Costs of sales for the nine months of 2010 and 2009 were $9,682 million and $9,922 million, respectively.  Gross profit of $6,114 million and $5,671 million, respectively, resulted in gross margins of 38.7 percent and 36.4 percent.  The increase in gross profit primarily reflects acquisitions, savings from cost reduction actions and favorable foreign currency translation, partially offset by a decline in volume.  The increase in gross profit margin primarily reflects savings from cost reduction actions, materials cost containment and acquisitions, partially offset by lower volume and prices.

SG&A expenses for the nine months of 2010 were $3,585 million, or 22.7 percent of net sales, compared with $3,401 million, or 21.8 percent, for 2009.  The increase of $184 million was largely due to acquisitions and higher incentive stock compensation expense of $113 million related to an increase in the Company’s stock price and the overlap of two incentive stock compensation plans in the current year, partially offset by cost reduction savings.

Other deductions, net were $255 million for 2010, a $66 million decrease from prior year, primarily due to decreased rationalization expense and $48 million lower foreign exchange transaction losses compared to the prior year, partially offset by higher amortization expense and lower nonrecurring gains.  See Notes 5 and 6 for further details regarding other deductions, net and rationalization costs, respectively.

Pretax earnings from continuing operations of $2,078 million for 2010 increased $286 million, or 16 percent, compared with $1,792 million for the prior year.  This increase was primarily due to benefits of successful restructuring efforts and strong revenue growth in Climate Technologies, partially offset by higher stock compensation expense.  Earnings results predominantly reflect increases of $239 million in Climate Technologies and $148 million in both Appliance and Tools and Network Power, partially offset by slight decreases in Industrial Automation and Process Management.

Income taxes were $607 million and $541 million for 2010 and 2009, respectively, resulting in effective tax rates of 29 percent and 30 percent.  The 2010 effective tax rate reflects a $30 million capital loss tax benefit resulting from restructuring at a foreign subsidiary in the first quarter.  The effective tax rate for the entire year is currently estimated to be approximately 30 percent.

Earnings and earnings per share from continuing operations attributable to Emerson were $1,430 million and $1.88, respectively, for the nine months of 2010, increases of 17 percent and 18 percent, respectively, compared with $1,218 million and $1.60 for 2009.

Net earnings attributable to Emerson were $1,415 million and net earnings per share were $1.86 for 2010, both increases of 16 percent compared with $1,218 million and $1.60, respectively, for 2009.  Net earnings for the nine months of 2010 included a loss from discontinued operations of $15 million related to LANDesk (see Note 10).

BUSINESS SEGMENTS

Following is an analysis of operating results for the Company’s business segments for the nine months ended June 30, 2010, compared with the nine months ended June 30, 2009.  The Company defines segment earnings as earnings before interest and taxes.

Process Management

Nine months ended June 30,	2009	2010	Change
(dollars in millions)

Sales	$4,512	4,321	(4)%
Earnings	$776	768	(1)%
Margin	17.2%	17.8%

Process Management reported sales of $4,321 million for the nine months, a decrease of 4 percent from the prior year.  Primarily as a result of weakness in the chemical, refining and marine markets, the valves business reported lower sales.  Sales for the systems and solutions business were down slightly, while sales for the measurement business were flat.  Underlying sales decreased 11 percent, reflecting a decline in volume, with a 4 percent ($166 million) positive contribution primarily from the Roxar acquisition and a 3 percent ($132 million) favorable impact

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

from foreign currency translation.  Underlying sales declined in all geographic areas, including the United States (4 percent), Europe (14 percent), Asia (11 percent), Canada (25 percent), Middle East/Africa (11 percent) and Latin America (14 percent).  Earnings decreased 1 percent for the period to $768 million primarily due to lower sales volume, while margin improved as savings from significant cost reduction actions, materials cost containment and a $19 million favorable impact from foreign currency transactions were partially offset by deleverage on lower sales volume and unfavorable product mix.

Industrial Automation

Nine months ended June 30,	2009	2010	Change
(dollars in millions)

Sales	$2,876	2,699	(6)%
Earnings	$313	301	(4)%
Margin	10.9%	11.1%

Sales decreased 6 percent to $2,699 million in the Industrial Automation segment for 2010, primarily reflecting a decline in the power generating alternators and motors business due to continued weakness in capital spending, while the electrical drives business had a strong sales increase and the fluid automation business reported modest sales growth.  Underlying sales decreased 12 percent on lower volume, while foreign currency translation had a 3 percent ($88 million) favorable impact and the System Plast, Trident Power and SSB acquisitions added 3 percent ($82 million).  Underlying sales declined 14 percent in the United States and 13 percent in Europe, partially offset by increases of 4 percent in Asia and 3 percent in Latin America.  Earnings were $301 million, down 4 percent primarily due to lower sales volume, while margin increased slightly as savings from cost reduction efforts and materials cost containment were mostly offset by deleverage on the lower sales volume, higher restructuring costs of $19 million and unfavorable product mix.

Network Power

Nine months ended June 30,	2009	2010	Change
(dollars in millions)

Sales	$4,095	4,150	1%
Earnings	$397	545	37%
Margin	9.7%	13.1%

Sales in the Network Power segment increased 1 percent to $4,150 million for 2010 compared with the prior year, reflecting the Avocent acquisition, a strong increase in the embedded power business and a modest increase in the network power business in Asia, partially offset by decreases in the uninterruptible power supply and precision cooling, energy systems, embedded computing and inbound power systems businesses. The sales increase reflects an underlying sales decline of 6 percent primarily on lower volume, a 5 percent ($221 million) positive contribution from the Avocent acquisition and a 2 percent ($92 million) favorable impact from foreign currency translation. Geographically, underlying sales reflect decreases of 20 percent in Europe, 3 percent in the United States and 12 percent in Latin America, while sales in Asia increased 2 percent. Earnings of $545 million increased 37 percent compared to the prior year and margin increased more than 3 percentage points, largely as a result of aggressive restructuring actions taken in 2009. The earnings and margin increases are primarily due to savings from cost reduction actions, particularly in the embedded computing and energy systems businesses, lower restructuring expense of $61 million and a favorable impact from foreign currency transactions of $18 million, which were partially offset by deleverage on lower volume. Lower sales prices were partially offset by materials cost containment.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Climate Technologies

Nine months ended June 30,	2009	2010	Change
(dollars in millions)

Sales	$2,284	2,798	22%
Earnings	$258	497	93%
Margin	11.3%	17.8%

Climate Technologies sales increased 22 percent in 2010 to $2,798 million, reflecting increases across all businesses, including compressors, heater controls and temperature sensors.  Strong growth in Asia and North America was aided by stimulus programs in support of mandated higher efficiency standards in China, growth in the United States air-conditioning and refrigeration markets and a change in refrigerant requirements in the U.S.  Sales growth reflects an 18 percent underlying increase from higher volume, which includes new product penetration gains, a 2 percent ($53 million) favorable impact from acquisitions and a 2 percent ($35 million) favorable impact from foreign currency translation.  Sales increases of 15 percent in the United States and 23 percent internationally, including Asia (55 percent) and Latin America (29 percent), were partially offset by a decline in Europe (9 percent).  Earnings increased 93 percent to $497 million and margin increased over 6 percentage points, on higher sales volume and leverage, materials cost containment efforts, savings from restructuring and cost reduction actions in prior periods, lower restructuring expense of $27 million and lower losses on foreign currency transactions of $8 million compared to the prior year, partially offset by unfavorable product mix.

Appliance and Tools

Nine months ended June 30,	2009	2010	Change
(dollars in millions)

Sales	$2,269	2,341	3%
Earnings	$248	396	60%
Margin	10.9%	16.9%

Appliance and Tools segment sales increased 3 percent to $2,341 million in the nine months of 2010, reflecting a 1 percent increase in underlying sales and a contribution of 1 percent each from acquisitions ($27 million) and foreign currency translation ($18 million). Strong growth in the hermetic motors, tools and disposer businesses was partially offset by declines in the storage businesses, due to the continued weakness in the U.S. residential construction markets, and in the commercial motors business in the first half of the year. The underlying sales increase reflects approximately 4 percent from higher volume and an estimated 3 percent negative impact from lower selling prices. Underlying sales in the United States increased 2 percent, while underlying international sales grew approximately 1 percent. Earnings were $396 million, an increase of 60 percent compared with the prior year, and margin increased 6 percentage points, reflecting earnings growth in almost all businesses, benefits of cost reduction and restructuring actions in 2009, leverage on higher volume, lower restructuring expense of $16 million and savings from materials cost containment, partially offset by lower prices.

FINANCIAL CONDITION

Key elements of the Company's financial condition for the nine months ended June 30, 2010 as compared to the year ended September 30, 2009 and the nine months ended June 30, 2009 follow:

	September 30, 2009		June 30, 2010
Working capital (in millions)	$2,697		2,701
Current ratio	1.5 to 1		1.4 to 1
Total debt-to-total capital	34.8%		43.5%
Net debt-to-net capital	25.7%		27.9%
Interest coverage ratio	10.9	X	10.9	X

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

The ratios of debt-to-capital changed due to an increase in borrowings, primarily to finance acquisitions.  The Company's interest coverage ratio (earnings from continuing operations before income taxes and interest expense, divided by interest expense) was 10.9 times for the nine months of 2010, compared with 11.0 times for year-to-date 2009, primarily due to higher average borrowings in 2010, offset by higher earnings.

During the first quarter of 2010, the Company issued $300 million of 4.25% notes due November 2020 and $300 million of 5.25% notes due November 2039 under an automatic shelf registration statement on file with the Securities and Exchange Commission.  The net proceeds from the sale of the notes were used for general corporate purposes, acquisitions and to repay commercial paper borrowings.

Cash and equivalents increased by $1,864 million during the nine months of 2010, which includes cash set aside to fund the Company’s purchase of Chloride Group PLC (see Note 10).  Cash provided by operating activities of $2,022 million was up $288 million compared with $1,734 million in the prior year period primarily as a result of higher net earnings.  Operating cash flow more than funded dividends of $756 million and capital expenditures of $300 million, while the increase in short-term borrowings of $1,747 million and proceeds from long-term debt of $601 million, provided additional cash for acquisitions of $1,372 million.  Through June 30, 2010, free cash flow of $1,722 million (operating cash flow of $2,022 million less capital expenditures of $300 million) was up 28 percent versus $1,346 million (operating cash flow of $1,734 million less capital expenditures of $388 million) in the prior year.

Emerson maintains a conservative financial structure which provides the strength and flexibility necessary to achieve its strategic objectives.  Although credit markets in the U.S. have stabilized, there remains a risk of volatility and illiquidity that could affect the Company’s ability to access those markets.  Despite the adverse market conditions, the Company has been able to readily meet all its funding needs and currently believes that sufficient funds will be available to meet the Company’s needs in the foreseeable future.  Emerson is in a strong financial position, with total assets of $23 billion and stockholders' equity of $9 billion, and has the resources available to reinvest in existing businesses, pursue strategic acquisitions and manage its capital structure on a short- and long-term basis.

OUTLOOK

Based on current economic conditions and the Company’s performance year-to-date, fiscal year 2010 net sales are forecast to be in the range of $21.7 billion to $21.9 billion, or positive 4 percent to positive 5 percent compared with 2009 net sales of $20.9 billion.  Underlying sales are expected to be flat to negative 1 percent, which excludes estimated favorable increases of 2 percent from foreign currency translation at current exchange rates and 3 percent from completed acquisitions.  Based on this level of sales, the Company forecasts diluted earnings per share in the range of $2.60 to $2.70 for fiscal year 2010, not including any impact from the planned acquisition of Chloride Group or potential divestitures of LANDesk or the appliance motors and U.S. commercial and industrial motors businesses.  Rationalization of operations expense is estimated to be approximately $125 million to $135 million.  Operating cash flow is targeted at approximately $3.1 billion to $3.2 billion and capital expenditures are estimated at $0.5 billion.

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

Item 4. Controls and Procedures

Emerson maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Company’s certifying officers, as appropriate to allow timely decisions regarding required disclosure.  Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of June 30, 2010, to provide reasonable assurance of the achievement of these objectives.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports.

There was no change in the Company's internal control over financial reporting during the quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities.

Period	Total Number of Shares Purchased (000s)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (000s)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (000s)
April 2010	315	$51.64	315	50,522
May 2010	300	$48.38	300	50,222
June 2010	330	$45.72	330	49,892
Total	945	$48.54	945	49,892

The Company’s Board of Directors authorized the repurchase of up to 80 million shares under the May 2008 program.

Item 6. Exhibits.

(a) Exhibits (Listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

12	Ratio of Earnings to Fixed Charges.

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

101
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the three and nine months ended June 30, 2009 and 2010, (ii) Consolidated Balance Sheets at September 30, 2009 and June 30, 2010, (iii) Consolidated Statements of Cash Flows for the nine months ended June 30, 2009 and 2010, and (iv) Notes to Consolidated Financial Statements for the three and nine months ended June 30, 2010.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act or the Exchange Act, or otherwise subject to liability under those sections, except as shall be expressly set forth by specific reference in such filing.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMERSON ELECTRIC CO.

Date: August 4, 2010	By	/s/ Frank J. Dellaquila

Frank J. Dellaquila
Senior Vice President and Chief Financial Officer

(On behalf of the registrant and as Chief Financial Officer)

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

INDEX TO EXHIBITS

Exhibit No.	Exhibit

12	Ratio of Earnings to Fixed Charges.

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

101
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the three and nine months ended June 30, 2009 and 2010, (ii) Consolidated Balance Sheets at September 30, 2009 and June 30, 2010, (iii) Consolidated Statements of Cash Flows for the nine months ended June 30, 2009 and 2010, and (iv) Notes to Consolidated Financial Statements for the three and nine months ended June 30, 2010.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act or the Exchange Act, or otherwise subject to liability under those sections, except as shall be expressly set forth by specific reference in such filing.