Form 10-K
period 2010-09-30
EMERSON ELECTRIC CO
filed 2010-11-23
CIK 32604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010
OR
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
Yes ☐ No ☒

Aggregate market value of the voting stock held by nonaffiliates of the registrant as of close of business on March 31, 2010: $37.8 billion.

Common stock outstanding at October 31, 2010:  752,657,107 shares.

Documents Incorporated by Reference

1.	Portions of Emerson Electric Co. 2010 Annual Report to Stockholders (Parts I and II).

2.	Portions of Emerson Electric Co. Notice of 2011 Annual Meeting of Stockholders and Proxy Statement (Part III).

PART I

Item 1.  Business

Emerson was incorporated in Missouri in 1890, and has grown from a regional manufacturer of electric motors and fans into a diversified global technology company. Having expanded its product lines through internal growth and acquisitions, Emerson today is designing and supplying product technology and delivering engineering services and solutions in a wide range of industrial, commercial and consumer markets around the world.

Emerson is organized into the following business segments, based on the nature of the products and services rendered:

•	Process Management - providing measurement, control and diagnostic capabilities for automated industrial processes producing items such as foods, fuels, medicines and power.

•	Industrial Automation - bringing integrated manufacturing solutions to diverse industries worldwide.

•
Network Power - providing power conditioning and reliability and environmental control to help keep telecommunication systems, data networks and other critical business applications continuously operating.

•	Climate Technologies - enhancing household and commercial comfort as well as food safety and energy efficiency through air conditioning and refrigeration technology.

•	Tools and Storage - providing tools for professionals and homeowners, home and commercial storage systems, and appliance solutions.

Sales, earnings before interest and income taxes, and total assets attributable to each segment for the three years ended September 30, 2010, are set forth in Note 16 of Notes to Consolidated Financial Statements of the 2010 Annual Report, which note is hereby incorporated by reference. Sales by segment in 2010 were Process Management 28 percent, Industrial Automation 20 percent, Network Power 27 percent, Climate Technologies 17 percent, and Tools and Storage 8 percent. Sales by geographic destination in 2010 were United States 43 percent, Europe 21 percent, Asia 23 percent and other regions 13 percent. Information with respect to acquisition and divestiture activities and rationalization of operations by Emerson is set forth in Notes 3 and 5 of Notes to Consolidated Financial Statements of the 2010 Annual Report, which notes are hereby incorporated by reference.

PROCESS MANAGEMENT

The Process Management segment offers customers product technology as well as engineering and project management services for precision control, monitoring and asset optimization of oil and gas reservoirs and plants that produce power or that process or treat such items as oil, natural gas and petrochemicals; food and beverages; pulp and paper; pharmaceuticals; and municipal water supplies. This array of products and services helps customers optimize their plant capabilities in the areas of plant safety and reliability, and product quality and output. In 2010, sales by geographic destination for this segment were United States 33 percent, Europe 23 percent, Asia 23 percent and other regions 21 percent.

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

Measurement and Analytical Instrumentation

Measurement instrumentation measures the physical properties of liquids or gases in a process stream, such as pressure, temperature, level, or rate and amount of flow, and communicates this information to the control system. Measurement technologies provided by Emerson include Coriolis direct mass flow, magnetic flow, vortex flow, ultrasonic flow, differential pressure, ultralow-flow fluid measurement, temperature sensors and radar-based tank gauging. Emerson measurement products are also often used in custody transfer applications, such as the transfer of gasoline from a storage tank to a tanker truck, where precise metering of the amount of fluid transferred helps ensure accurate asset management. Complementary products include onshore and subsea multi-phase meters, wetgas meters, downhole gauges and corrosion/erosion instruments.

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

Valves, Actuators and Regulators

Control valves respond to commands from the control system by continuously and precisely modulating the flow of process fluids to provide maximum process efficiency and product quality. Emerson provides sliding stem valves, rotary valves, butterfly valves and related valve actuators and controllers. Emerson also provides a line of industrial and residential regulators, whose function is to reduce the pressure of fluids such as liquid natural gas and liquid petroleum gas for transfer from high-pressure supply lines to lower pressure systems.

PlantWeb® Digital Plant Architecture

Emerson’s PlantWeb digital plant architecture combines the technologies described above with the advantages of “intelligent” plant devices (valves and measurement instruments that have advanced diagnostic capabilities), open communication standards (non-proprietary wired and wireless digital protocols allowing the plant devices and the control system to “talk” with one another) and integrated modular software, not only to better control the process but also to collect and analyze valuable information about plant assets and processes. This capability gives customers the ability to detect or predict changes in equipment and process performance and the impact they can have on plant operations. The PlantWeb architecture provides the insight to improve plant availability and safety, and also furnishes a platform to continually improve asset management and standards compliance, and to reduce startup, operations and maintenance costs.

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

Brands

Service/trademarks and trade names within the Process Management segment include Emerson Process Management, AMS Suite, Baumann, Bettis, Bristol, CSI, Damcos, Daniel, DeltaV, EIM, El-O-Matic, Enable, Epro, Fisher, Go Switch, Guardian, Micro Motion, Ovation, PlantWeb, RMS, ROC, Rosemount, Roxar, Smart Process, SureService, Tescom, TopWorx and Valvetop.

INDUSTRIAL AUTOMATION

The Industrial Automation segment provides integrated manufacturing solutions to our customers at the source of manufacturing their own products. Products include motors, power transmission solutions, alternators, fluid controls and materials joining equipment. Through these offerings, Emerson brings technology and enhanced quality to the customer’s final product. In 2010, sales by geographic destination for this segment were United States 37 percent, Europe 38 percent, Asia 16 percent and other regions 9 percent.

Motors and Drives

Emerson provides a broad line of drives and electric motors that are used in a wide variety of manufacturing operations and products, including production assembly lines, escalators in shopping malls and supermarket checkout stations. Products in this category include alternating current (AC) and direct current (DC) electrical variable speed drives, servo motors, pump motors, drive control systems, integral horsepower motors (1 HP and above), fractional horsepower motors (less than 1 HP), hermetic motors and gear drives.

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

Power Generation

Emerson provides alternators (low, medium and high voltage) for use in diesel or gas powered generator sets, as well as high frequency alternators, AC motor/generator sets, traction generators, wind power generators, wind turbine pitch control systems and solar photovoltaic converters.

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

Materials Joining and Precision Cleaning

Emerson supplies both plastics joining technologies and equipment, and metal welding and joining processes to a diversified manufacturing customer base, including automotive, medical devices and toys. The Company also provides precision cleaning and liquid processing solutions to industrial and commercial manufacturers. Products include ultrasonic joining and cleaning equipment; linear and orbital vibration welding equipment; systems for hot plate welding, spin welding and laser welding; and aqueous, semi-aqueous and vapor cleaning systems.

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

Distribution

On a worldwide basis, the primary distribution channel for the Industrial Automation segment is through direct sales forces. Most products sold worldwide to original equipment manufacturers are through a direct sales force. Independent distributors constitute the next significant sales channel, mostly to reach end users. To a lesser extent, independent sales representatives are utilized, particularly for electrical distribution products in the United States.

Brands

Service/trademarks and trade names within the Industrial Automation segment include Emerson Industrial Automation, Appleton, ASCO, ASCO Joucomatic, ASCO Numatics, Branson Ultrasonics, Browning, Control Techniques, Emerson Power Transmission, Kato Engineering, Kop-Flex, Leroy Somer, McGill, Morse, O-Z/Gedney, SSB Wind Systems, System Plast and Trident.

NETWORK POWER

Emerson’s Network Power segment designs, manufactures, installs and maintains products providing “grid to chip” electric power conditioning, power reliability and environmental control for telecommunications networks, data centers and other critical applications, and also provides comprehensive data center infrastructure management solutions. Products in this segment include uninterruptible power systems, embedded power supplies, precision cooling and inbound power systems, integrated data center monitoring and control devices and software, plus 24-hour service. In 2010, sales by geographic destination for this segment were United States 40 percent, Europe 16 percent, Asia 34 percent and other regions 10 percent.

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

Embedded Power

Embedded power supplies are installed by original equipment manufacturers to convert or condition power for microprocessors and peripherals in a wide range of telecommunication, health care, computer and industrial applications using standard or custom AC/DC or DC/DC designs. They are also used in consumer products for chargers and power adaptors.

Embedded Computing

Embedded Computing designs and develops embedded computer systems for original equipment manufacturers and systems integrators serving telecommunications, defense, aerospace, medical and industrial automation end markets. Products range from communication platforms, blades and modules to enabling software and professional services.

Precision Cooling

Emerson’s precision cooling products provide temperature and humidity control for computers, telecommunications and other sensitive equipment. These products range from 14,000 to 4 million BTUs in capacity and are available in up-flow, down-flow and overhead configurations.

Inbound Power Systems

Emerson inbound power technology provides reliable power systems which automatically transfer critical application loads from a utility to emergency backup generators in the event of a blackout or brownout. Products include automatic transfer switches, paralleling and synchronizing gear and related distribution equipment and control systems.

Data Center Infrastructure Management

Emerson provides comprehensive data center management solutions through server access technologies that enable access, monitoring and control of the information technology infrastructure and provide linkage with data center operations.

Connectivity Solutions

Emerson’s connectivity products serve the needs of the wireless communications, telephone and data network, CATV, defense, security systems and health care industries and other industrial customers globally with a broad range of radio frequency, microwave and fiber optic interconnect components and assemblies.

Service and Site Operations

Emerson staffs Energy Operation Centers in more than 30 countries, and deploys field service personnel worldwide to assist customers in managing their network support systems. Our services include on-site operations management, energy consumption monitoring, preventive maintenance, electrical testing, remote monitoring and management and 24-hour service capability.

Distribution

The Network Power segment sells primarily through worldwide direct sales forces, particularly in Europe and Asia. The remainder of sales is handled by independent sales representatives, particularly in the United States, and independent distributors.

Brands

Service/trademarks and trade names within the Network Power segment include Emerson Network Power, Aperture, Artesyn, ASCO Power Technologies, Astec, Avocent, Chloride, Knürr, Liebert, Liebert Services, Netspan, Netsure, Semflex, Stratos and Trompeter.

CLIMATE TECHNOLOGIES

The Climate Technologies segment provides products and services for all areas of the climate control industry, including residential, commercial and industrial heating and air conditioning, and commercial and industrial refrigeration. Our technology enables homeowners and businesses to better manage their heating, air conditioning and refrigeration systems for improved control and lower energy bills. This segment also provides services that digitally control and remotely monitor refrigeration units in grocery stores and other food distribution outlets to enhance freshness and food safety. In 2010, sales by geographic destination for this segment were United States 54 percent, Europe 13 percent, Asia 23 percent and other regions 10 percent.

Residential and Commercial Heating and Air Conditioning

Emerson provides a full range of heating and air conditioning products that help reduce operational and energy costs and create comfortable environments in all types of buildings. These products include reciprocating and scroll air conditioning compressors, including an ultra-efficient residential scroll compressor with two stages of cooling capacity; standard and programmable thermostats; monitoring equipment and electronic controls for gas and electric heating systems; gas valves for furnaces and water heaters; nitride ignition systems for furnaces; sensors and thermistors for home appliances; and temperature sensors and controls.

Commercial and Industrial Refrigeration

Emerson’s technology is incorporated into equipment to refrigerate food and beverages in supermarkets, convenience stores, food service operations and refrigerated trucks and transport containers. Our refrigeration products are also used in a wide variety of industrial applications, including medical applications, food processing and cold storage. These products include reciprocating, scroll and screw compressors; precision flow controls; system diagnostics and controls that provide precise temperature management; and environmental control systems.

Services and Solutions

Emerson services and solutions enable global customers to optimize the performance of facilities including large-scale retailers, supermarkets, convenience stores and food services facilities. By providing expertise in air conditioning, refrigeration and lighting control, Emerson performs as a complete facility manager for its customers. The Company’s expertise allows customers to reduce energy and maintenance costs, thereby improving overall facility uptime. In addition to industry-leading controls, products include facility design and project management, commissioning services, facility monitoring services and energy modeling and consultancy.

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

TOOLS AND STORAGE

Emerson’s Tools and Storage segment (formerly Appliance and Tools; renamed subsequent to the Company’s sale of its appliance motors and U.S. commercial and industrial motors businesses) includes a broad range of tools, storage products and appliance solutions. In 2010, sales by geographic destination for this segment were United States 80 percent, Europe 7 percent, Asia 4 percent and other regions 9 percent.

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

Appliances and Components

Emerson provides a number of appliance solutions, including residential and commercial food waste disposers, ceiling fans, instant hot water dispensers and compact electric water heaters.

Distribution

The principal worldwide distribution channels for the Tools and Storage segment are distributors and direct sales forces. Professional tools are sold almost exclusively worldwide through distributors. Independent sales representatives are utilized to a lesser extent, particularly for storage solutions. Appliance solutions are sold almost exclusively through direct sales force networks.

Brands

Service/trademarks and trade names within the Tools and Storage segment include Emerson, Emerson Appliance Solutions, Emerson Professional Tools, Emerson Storage Solutions, ClosetMaid, Flo Healthcare, InSinkErator, Knaack, Lionville, MedDispense, METRO, ProTeam, RIDGID and Weather Guard.

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

BACKLOG

The Company’s estimated consolidated order backlog was $5,616 million and $4,615 million at September 30, 2010 and 2009, respectively. Nearly the entire September 30, 2010 consolidated backlog amount is expected to be shipped within one year. The estimated backlog by business segment at September 30, 2010 and 2009 follows (dollars in millions):

	2009	2010
Process Management	$2,609	2,868
Industrial Automation	385	619
Network Power	1,066	1,641
Climate Technologies	373	395
Tools and Storage	182	93
Total Backlog	$4,615	5,616

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

RESEARCH AND DEVELOPMENT

Costs associated with Company-sponsored research and development activities were $473 million, $460 million and $458 million in 2010, 2009 and 2008, respectively.

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

EMPLOYEES

Emerson and its subsidiaries had an average of approximately 127,700 employees during 2010. Management believes that the Company's employee relations are favorable. Some of the Company's employees are represented under collective bargaining agreements, but none of these agreements is considered significant. See Note 5 of Notes to Consolidated Financial Statements of the 2010 Annual Report, which note is hereby incorporated by reference, for further information.

DOMESTIC AND FOREIGN OPERATIONS

International sales were $11,938 million in 2010, $11,416 million in 2009 and $13,307 million in 2008, including U.S. exports of $1,317 million, $1,211 million and $1,449 million in 2010, 2009 and 2008, respectively. Although there are additional risks attendant to foreign operations, such as possible nationalization of facilities, currency fluctuations and restrictions on the movement of funds, Emerson's financial position has not been materially affected thereby to date. See Note 16 of Notes to Consolidated Financial Statements of the 2010 Annual Report, which note is hereby incorporated by reference, for further information with respect to foreign operations.

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

We Operate In Businesses That Are Subject To Competitive Pressures That Could Affect Prices or Demand for Our Products

Our businesses operate in markets that are highly competitive, and we compete on the basis of product performance, quality, service and/or price across the industries and markets served. A significant element of our competitive strategy is to deliver solutions to our customers by manufacturing high quality products at the best relevant global cost. Some of our competitors have greater sales, assets and financial resources than our Company. Competitive pressures could adversely affect prices or customer demand for our products, impacting our profit margins and/or resulting in a loss of market share.

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

We Engage In Acquisitions, And May Encounter Difficulties in Integrating These Businesses and Therefore We May Not Realize the Anticipated Benefits Of the Acquisitions

We are a company that, from time to time, seeks to grow through strategic acquisitions. In 2010 and in past years, we have made various acquisitions and entered into joint venture arrangements intended to complement or expand our business, and may continue to do so in the future (see Note 3 of Notes to Consolidated Financial Statements of the 2010 Annual Report, which note is hereby incorporated by reference). The success of these transactions will depend on our ability to integrate assets and personnel acquired in these transactions and to cooperate with our strategic partners. We may encounter difficulties in integrating acquisitions with our operations, and in managing strategic investments. Furthermore, we may not realize the degree, or timing, of benefits we anticipate when we first enter into a transaction. Any of the foregoing could adversely affect our business and results of operations.

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

We manage businesses with manufacturing facilities worldwide, a majority of which are located outside the United States. Emerging market sales now represent over one-third of total sales and serving a global customer base requires that we place more production in emerging markets to capitalize on market opportunities and maintain our best-cost position. Our international production facilities and operations could be disrupted by a natural disaster, labor strife, war, political unrest, terrorist activity or public health concerns, particularly in emerging countries that are not well-equipped to handle such occurrences.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2. Properties

At September 30, 2010, Emerson had approximately 240 manufacturing locations worldwide, of which approximately 160 were located outside the United States, primarily in Europe and Asia, and to a lesser extent in Canada and Latin America. The approximate numbers of manufacturing locations by business segment are: Process Management, 60; Industrial Automation, 80; Network Power, 45; Climate Technologies, 35; and Tools and Storage, 20. The majority of the locations are owned, with the remainder occupied under lease. The Company considers its facilities suitable and adequate for the purposes for which they are used.

Item 3. Legal Proceedings

The information regarding legal proceedings set forth in Note 12 of Notes to Consolidated Financial Statements of the 2010 Annual Report is hereby incorporated by reference.

Item 4. [Removed and Reserved]

Executive Officers of the Registrant

The following sets forth certain information as of November 23, 2010 with respect to Emerson's executive officers. The Fiscal Year column indicates the first year the executive served as an officer of the Company. These officers have been elected or appointed to terms which expire February 1, 2011:

Name	Position	Age	Fiscal Year

D. N. Farr*	Chairman of the Board and Chief Executive Officer	55	1985

C. W. Ashmore	Executive Vice President - Planning and Development	48	2001

F. J. Dellaquila	Senior Vice President and Chief Financial Officer	53	1991

W. J. Galvin	Vice Chairman	64	1984

E. L. Monser	President and Chief Operating Officer	60	2002

C. A. Peters	Senior Executive Vice President	55	1990

R. J. Schlueter	Vice President and Chief Accounting Officer	56	1992

F. L. Steeves	Senior Vice President, Secretary and General Counsel	56	2007

*Also chairman of the Executive Committee of the Board of Directors.

There are no family relationships among any of the executive officers and directors.

David N. Farr has been Chief Executive Officer since October 2000 and was also appointed Chairman of the Board in September 2004 and served as President from November 2005 to October 2010. Craig W. Ashmore was appointed Executive Vice President - Planning and Development in October 2009. Prior to his current position, Mr. Ashmore was Senior Vice President - Planning and Development from October 2004 to September 2009 and Group Vice President from 2003 to 2004. Frank J. Dellaquila was appointed Chief Financial Officer in February 2010. Prior to his current position, Mr. Dellaquila was Senior Vice President - Finance and Controller from August 2009 to February 2010 and Senior Vice President - Acquisitions and Development from 2004 to 2009. Walter J. Galvin was appointed Vice Chairman in October 2009. Prior to his current position, Mr. Galvin was Chief Financial Officer from 1993 to February 2010, Senior Executive Vice President from October 2004 to September 2009 and Executive Vice President from February 2000 to October 2004. Edward L. Monser was appointed President in October 2010 and has been Chief Operating Officer since November 2001. Charles A. Peters has been Senior Executive Vice President since October 2000. Richard J. Schlueter has been Vice President Accounting since 1999 and was also appointed Chief Accounting Officer in February 2003. Frank L. Steeves was appointed Senior Vice President, Secretary and General Counsel in March 2007, prior to which he was Vice Chairman of the Milwaukee-based law firm of von Briesen & Roper, S.C., which has provided legal services to the Company since 2001. Mr. Steeves joined von Briesen and Roper as a partner in 2001, and became Vice Chairman of the firm in 2004.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information regarding the market for the Company's common stock, quarterly market price ranges and dividend payments is set forth in Note 18 of Notes to Consolidated Financial Statements of the 2010 Annual Report, which note is hereby incorporated by reference. There were approximately 24,755 stockholders of record at September 30, 2010.

Period	Total Number of Shares Purchased (000s)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (000s)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (000s)

July 2010	315	$46.90	315	49,577

August 2010	250	$48.57	250	49,327

September 2010	12	$48.46	12	49,315

Total	577	$47.66	577	49,315

The Company’s Board of Directors authorized the repurchase of up to 80 million shares under the May 2008 program.

Item 6. Selected Financial Data

Years ended September 30
(dollars in millions, except per share amounts)

	2006	2007	2008	2009	2010
Net sales	$18,588	21,013	23,751	20,102	21,039
Earnings from continuing operations – common stockholders	$1,809	2,087	2,446	1,715	1,978
Basic earnings per common share from continuing operations	$2.22	2.63	3.13	2.27	2.62
Diluted earnings per common share from continuing operations	$2.19	2.60	3.10	2.26	2.60
Cash dividends per common share	$0.89	1.05	1.20	1.32	1.34
Long-term debt	$3,128	3,372	3,297	3,998	4,586
Total assets	$18,672	19,680	21,040	19,763	22,843

Information presented reflects the 2007 two-for-one stock split. The appliance motors and U.S. commercial and industrial motors businesses for all periods presented, the LANDesk unit for 2010 only, the European appliance motor and pump business for 2006 through 2008, and the Brooks Instrument flow meters and flow controls unit for 2008 only, are classified as discontinued operations. See Note 3 of Notes to Consolidated Financial Statements of the 2010 Annual Report, which note is hereby incorporated by reference, for information regarding the Company's acquisition and divestiture activities.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information appearing under “Results of Operations,” “Financial Position, Capital Resources and Liquidity,” “Critical Accounting Policies,” “New Accounting Pronouncements” and the "Safe Harbor Statement" in the 2010 Annual Report are hereby incorporated by reference.

Fiscal 2011 Outlook

Fiscal year 2010 was a challenging year but improving economic circumstances and strong operating results in the second half of the year have Emerson well positioned moving into 2011. Underlying sales for fiscal year 2011 are expected to increase in the range of positive 7 percent to 10 percent, which excludes an estimated favorable increase of 5 percent due to completed acquisitions and foreign currency translation. Net sales for the year are forecast to be in the range of positive 12 percent to 15 percent compared with 2010 sales of $21 billion. The Company also expects operating profit margin in the range of 17.2 percent to 17.5 percent (excludes 3.0 percent to 2.8 percent for other deductions, net and interest) and pretax margin of 14.2 percent to 14.7 percent. Operating cash flow is estimated at $3.4 to $3.5 billion. There can be no assurance what impact future exchange rate changes will have.

Non-GAAP Financial Measures

To supplement Emerson’s financial information presented in accordance with U.S. generally accepted accounting principles (GAAP), management uses certain “non-GAAP financial measures,” as such term is defined in Regulation G under the rules of the SEC, to clarify and enhance understanding of past performance and prospects for the future. Generally, a non-GAAP financial measure is a numerical measure of a company’s operating performance, financial position or cash flows that excludes or includes amounts that are included in or excluded from the most directly comparable measure calculated and presented in accordance with GAAP. For example, non-GAAP measures may exclude the impact of certain unique items such as acquisitions, divestitures, one-time gains and losses or items outside of management’s control, such as foreign currency exchange rates. Management believes that the following non-GAAP financial measures provide investors and analysts useful insight into Emerson’s financial position and operating performance. Any non-GAAP measure provided should be viewed in addition to, and not as an alternative to, the most directly comparable measure determined in accordance with U.S. GAAP, as identified in italics below. Further, the calculation of these non-GAAP financial measures may differ from the calculation of similarly titled financial measures presented by other companies and therefore may not be comparable among companies.

Underlying sales, which exclude the impact of acquisitions and divestitures during the periods presented, and fluctuations in foreign currency exchange rates, are provided to facilitate relevant period-to-period comparisons of sales growth by excluding these unique items that impact the overall comparability (GAAP measure: net sales).

Operating profit (defined as net sales less cost of sales and selling, general and administrative expenses) and operating profit margin (defined as operating profit divided by net sales) are indicative of short-term operational performance and ongoing profitability. Management closely monitors operating profit and operating profit margin of each business to evaluate past performance and actions required to improve profitability (GAAP measures: pretax earnings or pretax profit margin).

Earnings, earnings per share, return on equity and return on total capital excluding one-time gains and losses provide additional insight into the underlying, ongoing operating performance of the Company and facilitate period-to-period comparisons by excluding the earnings impact of these items. Given the unique nature of these one-time items, management believes that presenting earnings, earnings per share, return on equity and return on total capital excluding them is more representative of the Company’s operational performance and may be more useful for investors (GAAP measures: earnings, earnings per share, return on equity, return on total capital).

Free cash flow (operating cash flow less capital expenditures) is an indicator of the Company’s cash generating capabilities after considering investments in capital assets which are necessary to maintain and enhance existing operations. The determination of operating cash flow adds back non-cash depreciation expense to earnings and thereby does not reflect a charge for necessary capital expenditures. Management believes that free cash flow is useful to both management and investors as a measure of the Company’s ability to generate cash (GAAP measure: operating cash flow).

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information appearing under "Financial Instruments" in the 2010 Annual Report is hereby incorporated by reference.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements and notes thereto of the Company and its subsidiaries and the report thereon of KPMG LLP in the 2010 Annual Report are hereby incorporated by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Emerson maintains a system of disclosure controls and procedures which is designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including the Company’s certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of September 30, 2010 to provide reasonable assurance of achieving these objectives.

Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports.

There was no change in the Company's internal control over financial reporting during the quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management’s report on internal control over financial reporting, and the related report of the Company’s auditor, KPMG LLP, an independent registered public accounting firm, appearing in the 2010 Annual Report are hereby incorporated by reference.

Item 9B. Other Information

There were no matters submitted to a vote of security holders during the quarter ended September 30, 2010.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding nominees and directors appearing under "Nominees and Continuing Directors" in the Emerson Electric Co. Notice of Annual Meeting of Stockholders and Proxy Statement for the February 2011 annual stockholders' meeting (the "2011 Proxy Statement") is hereby incorporated by reference. Information regarding executive officers is set forth in Part I of this report. Information appearing under "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2011 Proxy Statement is hereby incorporated by reference. Information regarding the Audit Committee and Audit Committee Financial Expert appearing under "Board of Directors and Committees" in the 2011 Proxy Statement is hereby incorporated by reference.

Emerson has adopted a Code of Ethics that applies to the Company's chief executive officer, chief financial officer and chief accounting officer; has posted such Code of Ethics on its Internet website; and intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K by posting such information on its Internet website. Emerson has adopted Charters for its Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee and a Code of Business Ethics for directors, officers and employees, which are available on its Internet website and are available in print to any shareholder who requests them. Emerson has also adopted Corporate Governance Principles and Practices, which are available on its Internet website and are available in print to any shareholder who requests them. The Company's Internet website may be accessed as follows: www.Emerson.com, Investor Relations, Corporate Governance.

Item 11. Executive Compensation

Information appearing under “Board of Directors and Committees—Compensation Committee,” “Board of Directors and Committees—Corporate Governance and Nominating Committee,” “Director Compensation,” “Executive Compensation” (including, but not limited to, the information set forth under “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Summary Compensation Table”) and “Compensation Committee Interlocks and Insider Participation” in the 2011 Proxy Statement is hereby incorporated by reference.

The information contained in “Compensation Committee Report” shall not be deemed to be filed with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), except to the extent that Emerson specifically incorporates such information into future filings under the Securities Act of 1933 or the Exchange Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding beneficial ownership of shares by nominees and continuing directors, named executive officers and by all directors and executive officers as a group appearing under "Stock Ownership of Directors, Executive Officers and 5% Beneficial Owners" in the 2011 Proxy Statement is hereby incorporated by reference.

Information regarding equity compensation plans appearing under “Equity Compensation Plan Information” in the 2011 Proxy Statement is hereby incorporated by reference. Information regarding stock option plans and incentive shares plans set forth in Note 14 of Notes to Consolidated Financial Statements of the 2010 Annual Report is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information appearing under “Director Independence” in the 2011 Proxy Statement is hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services

Information appearing under "Fees Paid to KPMG LLP" in the 2011 Proxy Statement is hereby incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

A) Documents filed as a part of this report:

1.	The consolidated financial statements and notes of the Company and its subsidiaries and the report thereon of KPMG LLP in the 2010 Annual Report.

2.	Financial Statement Schedules

All schedules are omitted because they are not required, not applicable or the information is given in the financial statements or notes thereto contained in the 2010 Annual Report.

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

	3(b)	Bylaws of Emerson Electric Co., as amended through November 2, 2010, incorporated by reference to Emerson Electric Co. Form 8-K dated November 5, 2010, Exhibit 3.1.

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

10(n)*
Amended and Restated Restricted Stock Plan for Non-Management Directors, incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended December 31, 2009, File No. 1-278, Exhibit 10.1, Form of Restricted Stock Award Letter under the Emerson Electric Co. Restricted Stock Plan for Non-Management Directors, incorporated by reference to Emerson Electric Co. Form 8-K dated February 1, 2005, Exhibit 10.2, and Form of Restricted Stock Unit Award Letter under the Emerson Electric Co. Restricted Stock Plan for Non-Management Directors, incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended December 31, 2009, File No. 1-278, Exhibit 10.1.

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

10(q)*
Emerson Electric Co. 2006 Incentive Shares Plan, incorporated by reference to Emerson Electric Co. 2006 Proxy Statement dated December 16, 2005, Appendix C, Amendment for 409A Compliance, incorporated by reference to Emerson Electric Co. 2007 Form 10-K, File No. 1-278, Exhibit 10(q), Forms of Performance Share Award Certificate, Acceptance of Award and Restricted Share Award Agreement, incorporated by reference to Emerson Electric Co. 2007 Form 10-K, File No. 1-278, Exhibit 10(q), Forms of Performance Share Award Certificate, Acceptance of Award and 2010 Performance Shares Program Award Summary, incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended December 31, 2009, File No. 1-278, Exhibit 10.2, and Amendment to Emerson Electric Co. 2006 Incentive Shares Plan, incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended June 30, 2008, File No. 1-278, Exhibit 10.1.

10(r)	Long-Term Credit Agreement dated as of April 28, 2006, incorporated by reference to Emerson Electric Co. Form 8-K dated May 2, 2006, Exhibit 10.1.

12	Ratio of Earnings to Fixed Charges.

13	Portions of Emerson Electric Co. Annual Report to Stockholders for the year ended September 30, 2010, incorporated by reference herein.

21	Subsidiaries of Emerson Electric Co.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney.

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

101
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the years ended September 30, 2008, 2009 and 2010, (ii) Consolidated Balance Sheets at September 30, 2009 and 2010, (iii) Consolidated Statements of Equity for the years ended September 30, 2008, 2009 and 2010, (iv) Consolidated Statements of Cash Flows for the years ended September 30, 2008, 2009 and 2010, and (v) Notes to Consolidated Financial Statements for the year ended September 30, 2010.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act or the Exchange Act, or otherwise subject to liability under those sections, except as shall be expressly set forth by specific reference in such filing.

* Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERSON ELECTRIC CO.

By	/s/	F. J. Dellaquila

F. J. Dellaquila
Senior Vice President and
Chief Financial Officer

Date: November 23, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on November 23, 2010, by the following persons on behalf of the registrant and in the capacities indicated.

Signature		Title

/s/	D. N. Farr	Chairman of the Board and Chief Executive Officer
D. N. Farr

/s/	W. J. Galvin	Vice Chairman and Director
W. J. Galvin

/s/	F. J. Dellaquila	Senior Vice President and Chief Financial Officer
F. J. Dellaquila

/s/	R. J. Schlueter	Vice President and Chief Accounting Officer
R. J. Schlueter

	*	Director
C. A. H. Boersig

	*	Director
A. A. Busch III

	*	Director
C. Fernandez G.

	*	Director
A. F. Golden

*	Director
H. Green

*	Director
R. B. Horton

*	Director
W. R. Johnson

*	Director
V. R. Loucks, Jr.

*	Director
J. B. Menzer

*	Director
C. A. Peters

*	Director
J. W. Prueher

*	Director
R. L. Ridgway

*	Director
R. L. Stephenson

* By	/s/	F. J. Dellaquila
F. J. Dellaquila
Attorney-in-Fact

INDEX TO EXHIBITS

Exhibits are listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K.

Exhibit No.	Exhibit

12	Ratio of Earnings to Fixed Charges

13	Portions of Emerson Electric Co. Annual Report to Stockholders for the year ended September 30, 2010, incorporated by reference herein

21	Subsidiaries of Emerson Electric Co.

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney

31	Certifications pursuant to Exchange Act Rule 13a – 14(a)

32	Certifications pursuant to Exchange Act Rule 13a – 14(b) and 18 U.S.C. Section 1350

101
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the years ended September 30, 2008, 2009 and 2010, (ii) Consolidated Balance Sheets at September 30, 2009 and 2010, (iii) Consolidated Statements of Equity for the years ended September 30, 2008, 2009 and 2010, (iv) Consolidated Statements of Cash Flows for the years ended September 30, 2008, 2009 and 2010, and (v) Notes to Consolidated Financial Statements for the year ended September 30, 2010.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act or the Exchange Act, or otherwise subject to liability under those sections, except as shall be expressly set forth by specific reference in such filing.

See Item 15(A) 3. for a list of exhibits incorporated by reference.