Form 10-Q
period 2010-12-31
EMERSON ELECTRIC CO
filed 2011-02-02
CIK 32604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Common stock of $0.50 par value per share outstanding at December 31, 2010: 754,113,520 shares.

FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
THREE MONTHS ENDED DECEMBER 31, 2009 AND 2010
(Dollars in millions, except per share amounts; unaudited)

	Three Months Ended
	December 31,
	2009	2010

Net Sales	$4,828	5,535
Costs and expenses:
Cost of sales	2,960	3,372
Selling, general and administrative expenses	1,134	1,311
Other deductions, net	92	78
Interest expense (net of interest income of $3 and $5, respectively)	65	61
Earnings from continuing operations before income taxes	577	713
Income taxes	148	222
Earnings from continuing operations	429	491
Discontinued operations, net of tax	8	-
Net earnings	437	491
Less: Noncontrolling interests in earnings of subsidiaries	12	11
Net earnings common stockholders	$425	480

Earnings common stockholders:
Earnings from continuing operations	$417	480
Discontinued operations, net of tax	8	-
Net earnings common stockholders	$425	480

Basic earnings per share common stockholders:
Earnings from continuing operations	$0.55	0.63
Discontinued operations	0.01	-
Basic earnings per common share	$0.56	0.63

Diluted earnings per share common stockholders:
Earnings from continuing operations	$0.55	0.63
Discontinued operations	0.01	-
Diluted earnings per common share	$0.56	0.63

Cash dividends per common share	$0.335	0.345

See accompanying Notes to Consolidated Financial Statements.

FORM 10-Q

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share amounts; unaudited)

	September 30,	December 31,
	2010	2010
ASSETS
Current assets
Cash and equivalents	$1,592	1,493
Receivables, less allowances of $98 and $104, respectively	3,989	3,956
Inventories	2,105	2,207
Other current assets	677	649
Total current assets	8,363	8,305

Property, plant and equipment, net	3,287	3,255
Other assets
Goodwill	8,656	8,666
Other intangible assets	2,150	2,096
Other	387	381
Total other assets	11,193	11,143
Total assets	$22,843	22,703

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current maturities of long-term debt	$480	800
Accounts payable	2,409	2,243
Accrued expenses	2,864	2,447
Income taxes	96	110
Total current liabilities	5,849	5,600

Long-term debt	4,586	4,352

Other liabilities	2,456	2,428

Equity
Preferred stock, $2.50 par value per share;
authorized, 5,400,000 shares; issued, none	-	-
Common stock, $0.50 par value per share;
authorized, 1,200,000,000 shares; issued, 953,354,012 shares;
outstanding, 752,690,806 shares and 754,113,520 shares,
respectively	477	477
Additional paid-in capital	192	345
Retained earnings	15,869	16,088
Accumulated other comprehensive income	(426)	(432)
Cost of common stock in treasury, 200,663,206 shares and
199,240,492 shares, respectively	(6,320)	(6,308)
Common stockholders’ equity	9,792	10,170
Noncontrolling interests in subsidiaries	160	153
Total equity	9,952	10,323
Total liabilities and equity	$22,843	22,703

See accompanying Notes to Consolidated Financial Statements.

FORM 10-Q

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2009 AND 2010
(Dollars in millions; unaudited)

	Three Months Ended
	December 31,
	2009	2010
Operating activities
Net earnings	$437	491
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	196	219
Changes in operating working capital	15	(430)
Other	39	42
Net cash provided by operating activities	687	322

Investing activities
Capital expenditures	(89)	(82)
Purchases of businesses, net of cash and equivalents acquired	(1,301)	(39)
Other	38	(16)
Net cash used in investing activities	(1,352)	(137)

Financing activities
Net increase in short-term borrowings	662	116
Proceeds from long-term debt	596	1
Principal payments on long-term debt	(36)	(31)
Dividends paid	(251)	(261)
Purchases of treasury stock	-	(51)
Other	(15)	(55)
Net cash provided by (used in) financing activities	956	(281)

Effect of exchange rate changes on cash and equivalents	(11)	(3)
Increase (decrease) in cash and equivalents	280	(99)
Beginning cash and equivalents	1,560	1,592
Ending cash and equivalents	$1,840	1,493

Changes in operating working capital
Receivables	$57	67
Inventories	(22)	(97)
Other current assets	(21)	82
Accounts payable	(28)	(183)
Accrued expenses	(87)	(298)
Income taxes	116	(1)
Total changes in operating working capital	$15	(430)

See accompanying Notes to Consolidated Financial Statements.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Notes to Consolidated Financial Statements

1.
In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary for a fair presentation of operating results for the interim periods presented.  Adjustments consist of normal and recurring accruals.  The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all disclosures required for annual financial statements presented in conformity with U.S. generally accepted accounting principles (GAAP).  First quarter 2010 results reflect the Company’s reclassification of the appliance motors and U.S. commercial and industrial motors businesses (Motors) as discontinued operations in conjunction with the sale of those businesses in the fourth quarter of 2010, and the movement of the retained hermetic motors business from the Tools and Storage segment to the Industrial Automation segment.  For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2010.

Effective October 1, 2010 the Company prospectively adopted updates to ASC 605, Revenue Recognition, regarding allocation of the selling price to the various elements of multiple deliverables arrangements.  Under the updated ACS 605, allocation of the selling price is now based on vendor-specific objective evidence and third party evidence, as well as management estimates of selling price.  The impact of this change on any period presented is inconsequential.

Approximately ten percent of the Company’s revenues arise from qualifying sales arrangements including the delivery of multiple elements, principally in the Network Power and Process Management segments.  The vast majority of deliverables are tangible products, with a small portion attributable to installation, service and maintenance.  Selling prices are primarily determined using vendor-specific objective evidence.  Generally, contract duration is short-term and cancellation, termination or refund provisions apply only in the event of contract breach and have historically not been invoked.

2.	Reconciliations of weighted average shares for basic and diluted earnings per common share follow (shares in millions). Earnings allocated to participating securities were inconsequential.

	Three Months Ended
	December 31,
	2009	2010

Basic shares outstanding	750.3	752.2
Dilutive shares	5.2	5.9
Diluted shares outstanding	755.5	758.1

3.	The change in equity is shown below (in millions):

Fiscal 2011	Common Stockholders’ Equity	Noncontrolling Interests in Subsidiaries	Total Equity
September 30, 2010	$9,792	160	9,952
Net earnings	480	11	491
Other comprehensive income	(6)	2	(4)
Cash dividends	(261)	(19)	(280)
Net treasury stock purchases and other	165	(1)	164
December 31, 2010	$10,170	153	10,323

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Comprehensive income, net of applicable income taxes, for the three months ended December 31, 2010 and 2009 is summarized as follows (in millions):

	Three Months Ended
	December 31,
	2009	2010

Net earnings	$437	491
Foreign currency translation	7	(20)
Cash flow hedges and other	24	16
	468	487
Less: Noncontrolling interests	13	13
Amount attributable to common stockholders	$455	474

The change in foreign currency translation during the first quarter of 2011 is primarily due to the strengthening of the U.S. dollar.  The amount attributable to noncontrolling interests in subsidiaries consisted of earnings and foreign currency translation.

4.	Net periodic pension and net postretirement plan expenses are summarized as follows (in millions):

	Three Months Ended December 31,
	Pensions		Postretirement Plans
	2009	2010	2009	2010

Service Cost	$19	21	1	1
Interest Cost	55	55	6	4
Expected return on plan assets	(76)	(82)
Net amortization	35	42	-	(2)
Total	$33	36	7	3

5.	Other deductions, net are summarized as follows (in millions):

	Three Months Ended
	December 31,
	2009	2010
Other deductions, net
Amortization of intangibles	$35	67
Rationalization of operations	38	17
Other, net	23	(3)
Gains	(4)	(3)
Total	$92	78

Other deductions, net decreased for the three months ended December 31, 2010, primarily due to lower rationalization expense, lower acquisition-related fees and prior year losses on foreign exchange transactions, partially offset by higher amortization expense on acquired intangible assets.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

6.
Rationalization of operations expense reflects costs associated with the Company’s efforts to continuously improve operational efficiency and expand globally in order to remain competitive on a worldwide basis.   The change in the liability for rationalization costs during the three months ended December 31, 2010 follows (in millions):

	September 30,		Paid/	December 31,
	2010	Expense	Utilized	2010
Severance and benefits	$57	7	21	43
Lease and other contract terminations	8	-	1	7
Fixed asset write-downs	-	-	-	-
Vacant facility and other shutdown costs	4	3	4	3
Start-up and moving costs	-	7	7	-
Total	$69	17	33	53

Rationalization of operations by segment is summarized as follows (in millions):

	Three Months Ended
	December 31,
	2009	2010

Process Management	$7	2
Industrial Automation	18	5
Network Power	7	5
Climate Technologies	3	4
Tools and Storage	3	1
Total	$38	17

The Company expects to incur full year 2011 rationalization costs of approximately $80 million to $100 million, which includes the $17 million shown above, as well as costs to complete actions initiated before the end of the first quarter and actions anticipated to be approved and initiated during the remainder of the year. Costs incurred during the first quarter of 2011 included shutdown costs and start-up and moving costs due to workforce reductions and/or the consolidation of facilities. Vacant facilities and other shutdown costs were not material for any segment. Actions during the first quarter of 2011 included Industrial Automation consolidating production facilities within North America; Network Power reducing forcecount in North America and Europe; and Climate Technologies consolidating production facilities in North America and Asia.

7.	Other Financial Information (in millions):

	September 30,	December 31,
	2010	2010
Inventories
Finished products	$746	797
Raw materials and work in process	1,359	1,410
Total	$2,105	2,207

Property, plant and equipment, net
Property, plant and equipment, at cost	$8,307	8,412
Less: Accumulated depreciation	5,020	5,157
Total	$3,287	3,255

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

	September 30,	December 31,
	2010	2010
Goodwill by business segment
Process Management	$2,274	2,264
Industrial Automation	1,379	1,403
Network Power	3,997	3,974
Climate Technologies	464	483
Tools and Storage	542	542
Total	$8,656	8,666

Changes in goodwill since September 30, 2010 are primarily due to foreign currency translation.  Valuations of acquired assets and liabilities are in-process and purchase price allocations for acquisitions are subject to refinement.

Accrued expenses include the following:
Employee compensation	$683	502
Advance customer payments	$385	424
Product warranty liability	$224	219

Other liabilities
Deferred income taxes	$762	776
Pension plans	612	624
Postretirement plans, excluding current portion	380	378
Other	702	650
Total	$2,456	2,428

8.	Summarized information about the Company’s results of continuing operations by business segment follows (in millions):

	Three months ended December 31,
	Sales		Earnings
	2009	2010	2009	2010
Process Management	$1,382	1,542	216	290
Industrial Automation	986	1,210	109	185
Network Power	1,381	1,669	206	182
Climate Technologies	784	810	114	123
Tools and Storage	434	446	81	93
	4,967	5,677	726	873
Differences in accounting methods			44	53
Corporate and other			(128)	(152)
Eliminations/Interest	(139)	(142)	(65)	(61)
Total	$4,828	5,535	577	713

Intersegment sales of the Industrial Automation segment for the three months ended December 31, 2010 and 2009, were $126 million and $117 million, respectively.  The increase in Corporate and other for 2011 primarily reflects higher stock compensation expense of $18 million related to a new stock option award in 2011, partially offset by the absence of the incentive stock plans overlap that occurred in the prior year.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

9.	Following is a discussion regarding the Company’s use of financial instruments.

Hedging Activities – The notional value of foreign currency hedge positions totaled approximately $1.2 billion as of December 31, 2010.  Commodity hedges outstanding at December 31, 2010 included a total of approximately 61 million pounds of copper and aluminum.  The majority of hedging gains and losses deferred as of December 31, 2010 are expected to be recognized over the next 12 months as the underlying forecasted transactions occur.  All derivatives receiving deferral accounting are cash flow hedges. The following amounts are included in earnings and Other Comprehensive Income (in millions):

		Gain/(Loss) to Earnings		Gain/(Loss) to OCI
		Qtr Ended December 31,		Qtr Ended December 31,
		2009	2010	2009	2010
Deferral Accounting	Location
Foreign currency	Sales	$(3)	2	1	4
Foreign currency	Cost of sales	(1)	5	16	7
Commodity	Cost of sales	4	10	22	32
				39	43
Not Deferred	Location
Foreign currency	Other inc/(exp)	10	6
Commodity	Cost of sales	1	1
		$11	24

Regardless of whether or not derivatives receive deferral accounting, the Company expects hedging gains or losses to be essentially offset by losses or gains on the related underlying exposures.  The amounts ultimately recognized will differ from those presented above for open positions which remain subject to ongoing market price fluctuations until settled.  Derivatives receiving deferral accounting are highly effective, no amounts were excluded from the assessment of hedge effectiveness, and hedge ineffectiveness was immaterial for both quarters ending December 31, including gains or losses on derivatives that were discontinued because forecasted transactions were no longer expected to occur.

Fair Value Measurements – Valuations for all of Emerson’s derivatives fall within Level 2 of the GAAP valuation hierarchy and are summarized below (in millions):

	September 30, 2010		December 31, 2010
	Assets	Liabilities	Assets	Liabilities
Foreign currency	$67	(50)	41	(13)
Commodity	$31	(3)	54	(3)

At December 31, 2010, commodity contracts and foreign currency contracts were reported in current assets.  The Company held $7 million of collateral posted by counterparties in the normal course of business as of December 31, 2010.  The maximum collateral the Company could have been required to post as of December 31, 2010 was zero. As of December 31, 2010, the fair value of long-term debt was $5,030 million, which exceeded the carrying value by $403 million.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Items 2 and 3. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The Company achieved strong sales and earnings results in the first quarter of 2011 aided by improving economic conditions and repositioning efforts in previous periods.  Worldwide gross fixed investment is steadily recovering.  In the Company’s served markets industrial production and manufacturing activity have improved while residential and nonresidential construction remains weak.  First quarter sales increased due to growth in all major geographic regions and from acquisitions, and all segments reported higher sales.  Earnings increased for Process Management, Industrial Automation, Climate Technologies and Tools and Storage due to leverage on sales growth and benefits from repositioning efforts in prior periods while earnings declined in the Network Power segment.  Emerson's financial position remains strong and the Company continues to generate substantial operating cash flow.

THREE MONTHS ENDED DECEMBER 31, 2010, COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 2009

Following is an analysis of the Company’s operating results for the first quarter ended December 31, 2010, compared with the first quarter ended December 31, 2009.

RESULTS OF OPERATIONS

Three months ended December 31,	2009	2010	Change
(dollars in millions, except per share amounts)

Net sales	$4,828	5,535	15%
Gross profit	$1,868	2,163	16%
Percent of sales	38.7%	39.1%
SG&A	$1,134	1,311
Percent of sales	23.5%	23.7%
Other deductions, net	$92	78
Interest expense, net	$65	61
Earnings from continuing operations before income taxes	$577	713	24%
Percent of sales	12.0%	12.9%
Earnings from continuing operations common stockholders	$417	480	15%
Net earnings common stockholders	$425	480	13%
Percent of sales	8.8%	8.7%

Diluted EPS – Earnings from continuing operations	$0.55	0.63	15%
Diluted EPS – Net earnings	$0.56	0.63	13%

Net sales for the quarter ended December 31, 2010 were $5,535 million, an increase of $707 million, or 15 percent, compared with net sales of $4,828 million for the quarter ended December 31, 2009.  The consolidated results reflect an 11 percent ($508 million) increase in underlying sales (which exclude acquisitions and foreign currency translation), a 5 percent ($230 million) favorable impact from acquisitions and a 1 percent ($31 million) unfavorable impact from foreign currency translation.  Underlying sales increased 10 percent in the United States and 11 percent internationally, reflecting volume gains.  International sales results showed growth in all major geographic regions, including Europe (10 percent), Asia (9 percent), Canada (25 percent), Latin America (15 percent) and Middle East/Africa (11 percent).  Sales increased in all segments led by Network Power, Industrial Automation and Process Management, which were up $288 million, $224 million and $160 million, respectively.

Costs of sales for the first quarters of 2011 and 2010 were $3,372 million and $2,960 million, respectively.  Gross profit of $2,163 million and $1,868 million, respectively, resulted in gross margins of 39.1 percent and 38.7 percent.  The increase in gross profit and gross margin primarily reflects higher volume and resulting leverage, acquisitions and savings from cost reduction actions in prior periods, partially offset by material and wage costs.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Selling, general and administrative (SG&A) expenses for the 2011 first quarter were $1,311 million, or 23.7 percent of net sales, compared with $1,134 million, or 23.5 percent, for 2010.  The increase of $177 million was largely due to higher sales volume, acquisitions and higher incentive stock compensation expense of $18 million.  The slight increase in SG&A as a percent of sales was due to acquisitions, higher incentive stock compensation expense and wage costs, substantially offset by volume leverage and cost reduction savings.

Other deductions, net were $78 million for the 2011 first quarter, a $14 million decrease from the same period in the prior year, primarily due to lower rationalization expense, lower acquisition-related costs and prior year losses on foreign exchange transactions, partially offset by higher amortization expense on acquired intangible assets.  See Notes 5 and 6 for further details regarding other deductions, net and rationalization costs.

Pretax earnings from continuing operations of $713 million for 2011 increased $136 million, or 24 percent, compared with $577 million for 2010, primarily due to higher sales, gross margin improvement and lower expense from other deductions.  Earnings results reflect increases of $76 million in Industrial Automation and $74 million in Process Management, partially offset by a decrease of $24 million in Network Power.

Income taxes were $222 million and $148 million for 2011 and 2010, respectively, resulting in effective tax rates of 31 percent and 26 percent.  The lower effective tax rate for 2010 reflects a $30 million capital loss tax benefit resulting from restructuring at a foreign subsidiary.  The effective tax rate for fiscal year 2011 is estimated to be approximately 31 percent.

Earnings and earnings per share from continuing operations common stockholders were $480 million and $0.63 for the 2011 first quarter, both increases of 15 percent compared with $417 million and $0.55 for 2010.

Net earnings common stockholders were $480 million and net earnings per share were $0.63 for the 2011 first quarter, both increases of 13 percent compared with $425 million and $0.56 for 2010.  Net earnings for 2010 included earnings from discontinued operations of $8 million related to the divested Motors and LANDesk businesses.

BUSINESS SEGMENTS

Following is an analysis of operating results for the Company’s business segments for the first quarter ended December 31, 2010, compared with the first quarter ended December 31, 2009.  The Company defines segment earnings as earnings before interest and taxes.

Process Management

Three months ended December 31,	2009	2010	Change
(dollars in millions)

Sales	$1,382	1,542	12%
Earnings	$216	290	34%
Margin	15.6%	18.8%

Process Management first quarter sales increased 12 percent to $1,542 million as all businesses reported higher sales and earnings due to recovery in the capital intensive end markets served by this segment.  Nearly all businesses reported strong sales growth, particularly the valves business and measurement and flow business, as a result of on-going recovery in this segment’s principal end markets: oil and gas, chemical, power and refining.  Underlying sales increased 13 percent from higher volume, while foreign currency translation had a 1 percent ($10 million) unfavorable impact.  Underlying sales increased in most regions, including the United States (18 percent), Asia (11 percent), Canada (51 percent), Latin America (21 percent) and Middle East/Africa (2 percent), while Europe decreased 1 percent.  Earnings increased 34 percent for the period to $290 million and margin increased over 3 percentage points, primarily due to leverage on higher sales volume, savings from prior period cost reductions, $7 million of favorable foreign currency transactions versus prior year and material cost containment, partially offset by increased wage costs.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Industrial Automation

Three months ended December 31,	2009	2010	Change
(dollars in millions)

Sales	$986	1,210	23%
Earnings	$109	185	70%
Margin	11.1%	15.3%

Sales increased 23 percent to $1,210 million in Industrial Automation for the first quarter due to recovery in the capital goods markets.  Sales increased in all businesses led by very strong growth in the power generating alternators, electrical drives, fluid automation and power transmission businesses.  Underlying sales increased 24 percent, foreign currency translation had an unfavorable impact of 2 percent ($19 million) and the SSB acquisition added 1 percent ($13 million).  The underlying sales growth reflects an approximate 22 percent from higher volume and an estimated 2 percent from higher selling prices.  Underlying sales increased in all regions, including 24 percent each in the United States, Europe and Asia.  Earnings were $185 million, compared with $109 million in the prior year and margin increased over 4 percentage points, primarily reflecting leverage on higher sales volume, lower restructuring costs of $13 million and savings from prior period cost reductions.  Higher material and wage costs were partially offset by higher selling prices.

Network Power

Three months ended December 31,	2009	2010	Change
(dollars in millions)

Sales	$1,381	1,669	21%
Earnings	$206	182	(12)%
Margin	14.9%	10.9%

Sales for Network Power increased 21 percent to $1,669 million for 2011 compared with the prior year, led by the Avocent and Chloride acquisitions which contributed 15 percent ($217 million), plus underlying sales growth of 6 percent. Currency translation impact was negligible. Underlying sales growth reflects approximately 7 percent from higher volume less an estimated 1 percent decline in pricing as growth was led by strong results in the embedded power and North American uninterruptible power supply and precision cooling businesses. Underlying sales increased 9 percent in the United States, 3 percent in Asia, 6 percent in Europe and 35 percent in Middle East/Africa. Earnings of $182 million decreased 12 percent compared to the prior year along with a 4 percentage point margin decrease due to increased amortization from the Chloride and Avocent acquisitions of $25 million (1.5 points) and other Chloride acquisition-related costs of $15 million (1 point). The other Chloride acquisition-related costs should be essentially eliminated by the second half of fiscal 2011. Margin was also impacted by negative price, higher material costs, higher costs to expedite inventory shipments, and investments made to develop next-generation data center infrastructure technologies. Pricing programs are being implemented to offset rising costs.

Climate Technologies

Three months ended December 31,	2009	2010	Change
(dollars in millions)

Sales	$784	810	3%
Earnings	$114	123	9%
Margin	14.5%	15.2%

Climate Technologies sales increased 3 percent in the first quarter to $810 million, reflecting a solid sales increase in the compressor business, partially offset by declines in the temperature controls and temperature sensors businesses.  Strong growth in the refrigeration end market was partially offset by a modest decline in the U.S. air conditioning market due to prior year customer inventory build in advance of a refrigerant requirement change.  Sales growth reflects a 4 percent underlying increase from higher volume and a 1 percent ($4 million) unfavorable impact from foreign currency translation.  Underlying sales increased 12 percent internationally, including 12

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

percent in Asia and 14 percent in Europe, partially offset by a 3 percent decline in the United States.  Earnings increased 9 percent to $123 million due to favorable product mix and savings from prior period cost reductions, partially offset by higher material and wage costs.

Tools and Storage

Three months ended December 31,	2009	2010	Change
(dollars in millions)

Sales	$434	446	3%
Earnings	$81	93	14%
Margin	18.7%	20.8%

Tools and Storage segment sales increased 3 percent to $446 million for 2011, reflecting a 3 percent increase in underlying sales and a negligible impact from foreign currency translation.  Underlying sales growth reflects approximately 3 percent higher volume and an estimated 1 percent from higher selling prices, partially offset by a more than 1 percent negative impact from outsourcing freight operations in 2010.  The sales increase was led by strong growth in the tools business, partially offset by a decline in the consumer storage business due to continued weakness in the U.S. residential construction markets.  Underlying sales increased 2 percent in the United States and 11 percent internationally.  Earnings increased 14 percent to $93 million and margin improved 2 percentage points, reflecting earnings growth in the tools business which was partially offset by a decline in the consumer storage business.  Margin increased due to savings from prior period cost reductions and leverage on higher sales volume. Price increases offset higher material costs.

FINANCIAL CONDITION

Key elements of the Company's financial condition for the three months ended December 31, 2010 as compared to the year ended September 30, 2010 and the three months ended December 31, 2009 follow:

	September 30, 2010		December 31, 2010
Working capital (in millions)	$2,514		2,705
Current ratio	1.4 to 1		1.5 to 1
Total debt-to-total capital		34.1%	33.6%
Net debt-to-net capital		26.2%	26.5%
Interest coverage ratio	11.3	X	11.8	X

The Company's interest coverage ratio (earnings from continuing operations before income taxes plus interest expense, divided by interest expense) was 11.8 times for the first quarter of 2011, compared with 9.5 times for the prior year period, primarily due to lower average borrowings and higher earnings in 2011.  Despite completing strategic divestitures and spending $3 billion on acquisitions in fiscal 2010 to reposition the business for the future, the Company’s financial ratios remain very strong.

Cash and equivalents decreased by $99 million during the 2011 first quarter.  Cash provided by operating activities of $322 million was down $365 million compared with $687 million in the prior year period, primarily as a result of increased operating working capital.  As the business shifts from slowing in the prior year, reinvestment in working capital is necessary to support the return to growth and we expect to improve working capital efficiency as the year progresses.  Operating cash flow plus the $116 million increase in short-term borrowings more than funded dividends of $261 million, capital expenditures of $82 million and treasury stock purchases of $51 million.  For the three months ended December 31, 2010, free cash flow of $240 million (operating cash flow of $322 million less capital expenditures of $82 million) was down 60 percent from free cash flow of $598 million (operating cash flow of $687 million less capital expenditures of $89 million) in the prior year.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

In December 2010, the Company entered into a $2.75 billion four-year revolving backup credit facility with various banks, which replaced a $2.83 billion five-year revolving credit facility dated April 2006.  The facility is maintained to support general corporate purposes, including commercial paper borrowings, and the Company has not incurred any borrowings under this or similar facilities previously.  The credit facility contains no financial covenants and is not subject to termination based on a change in credit rating or material adverse changes.  The facility is unsecured and may be accessed under various interest rate and currency denomination alternatives at the Company’s option.  Emerson pays inconsequential annual fees on the facility, based on the aggregate amount available for borrowing.

Emerson maintains a conservative financial structure which provides the strength and flexibility necessary to achieve its strategic objectives.  The Company has been able to readily meet all its funding requirements and currently believes that sufficient funds will be available to meet the Company’s needs in the foreseeable future through on-going operations, existing resources, short- and long-term debt capacity or backup credit lines.  These resources will allow Emerson to reinvest in existing businesses, pursue strategic acquisitions and manage its capital structure on a short- and long-term basis.

FISCAL 2011 OUTLOOK

Based on current economic conditions and the Company’s performance in the first quarter, fiscal 2011 sales are forecast to be in the range of $24 billion to $24.5 billion, or 14 to 17 percent compared with 2010 sales of $21.0 billion. Underlying sales are expected to increase in the range of 10 percent to 13 percent, which excludes estimated favorable increases of 3 percent from completed acquisitions and 1 percent from foreign currency translation at current exchange rates. Based on this level of sales, the Company forecasts 2011 diluted earnings per share in the range of $3.15 to $3.30, rationalization of operations expense is estimated to be approximately $80 million to $100 million, operating cash flow is targeted at approximately $3.3 billion to $3.5 billion and capital expenditures are estimated at approximately $600 million.

Statements in this report that are not strictly historical may be "forward-looking" statements, which involve risks and uncertainties, and Emerson undertakes no obligation to update any such statements to reflect later developments. These risks and uncertainties include economic and currency conditions, market demand, pricing, and competitive and technological factors, among others which are set forth in the “Risk Factors” of Part I, Item 1, and the "Safe Harbor Statement" of Exhibit 13, to the Company's Annual Report on Form 10-K for the year ended September 30, 2010, which are hereby incorporated by reference.

Item 4. Controls and Procedures

Emerson maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including the Company’s certifying officers, as appropriate to allow timely decisions regarding required disclosure.  Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of December 31, 2010 to provide reasonable assurance of the achievement of these objectives.

Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports.

There was no change in the Company's internal control over financial reporting during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities.

Period	Total Number of Shares Purchased (000s)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (000s)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (000s)
October 2010	315	$53.83	315	49,000
November 2010	315	$55.48	315	48,685
December 2010	330	$57.41	330	48,355
Total	960	$55.60	960	48,355

The Company’s Board of Directors authorized the repurchase of up to 80 million shares under the May 2008 program.

Item 6. Exhibits.

(a) Exhibits (Listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

3.1	Bylaws of Emerson Electric Co., as amended through November 2, 2010, incorporated by reference to Emerson Electric Co. Form 8-K dated November 2, 2010 and filed November 5, 2010, Exhibit 3.1.

10.1	Credit Agreement dated as of December 16, 2010, incorporated by reference to Emerson Electric Co. Form 8-K dated December 16, 2010 and filed December 17, 2010, Exhibit 10.1.

12	Ratio of Earnings to Fixed Charges.

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

101
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the three months ended December 31, 2009 and 2010, (ii) Consolidated Balance Sheets at September 30, 2010 and December 31, 2010, (iii) Consolidated Statements of Cash Flows for the three months ended December 31, 2009 and 2010, and (iv) Notes to Consolidated Financial Statements for the three months ended December 31, 2010.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act or the Exchange Act, or otherwise subject to liability under those sections, except as shall be expressly set forth by specific reference in such filing.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMERSON ELECTRIC CO.

Date: February 2, 2011	By	/s/ Frank J. Dellaquila

Frank J. Dellaquila
Senior Vice President and Chief Financial Officer

(on behalf of the registrant and as Chief Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit

3.1	Bylaws of Emerson Electric Co., as amended through November 2, 2010, incorporated by reference to Emerson Electric Co. Form 8-K dated November 2, 2010 and filed November 5, 2010, Exhibit 3.1.

10.1	Credit Agreement dated as of December 16, 2010, incorporated by reference to Emerson Electric Co. Form 8-K dated December 16, 2010 and filed December 17, 2010, Exhibit 10.1.

12	Ratio of Earnings to Fixed Charges.

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

101
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the three months ended December 31, 2009 and 2010, (ii) Consolidated Balance Sheets at September 30, 2010 and December 31, 2010, (iii) Consolidated Statements of Cash Flows for the three months ended December 31, 2009 and 2010, and (iv) Notes to Consolidated Financial Statements for the three months ended December 31, 2010.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act or the Exchange Act, or otherwise subject to liability under those sections, except as shall be expressly set forth by specific reference in such filing.