Form 10-Q
period 2011-03-31
EMERSON ELECTRIC CO
filed 2011-05-04
CIK 32604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Common stock of $0.50 par value per share outstanding at April 30, 2011: 751,671,463 shares.

FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
THREE AND SIX MONTHS ENDED MARCH 31, 2010 AND 2011
(Dollars in millions, except per share amounts; unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2011	2010	2011

Net sales	$4,953	5,854	9,781	11,389

Costs and expenses:
Cost of sales	2,990	3,548	5,950	6,920
Selling, general and administrative expenses	1,203	1,315	2,337	2,626
Other deductions, net	92	101	184	179
Interest expense (net of interest income of $6, $6, $9 and $11, respectively)	67	57	132	118
Earnings from continuing operations before income taxes	601	833	1,178	1,546

Income taxes	180	266	328	488

Earnings from continuing operations	421	567	850	1,058

Discontinued operations, net of tax	(3)	-	5	-

Net earnings	418	567	855	1,058

Less: Noncontrolling interests in earnings of subsidiaries	13	11	25	22

Net earnings common stockholders	$405	556	830	1,036

Earnings common stockholders:
Earnings from continuing operations	$408	556	825	1,036
Discontinued operations, net of tax	(3)	-	5	-
Net earnings common stockholders	$405	556	830	1,036

Basic earnings per share common stockholders:
Earnings from continuing operations	$0.54	0.74	1.09	1.37
Discontinued operations	-	-	0.01	-
Basic earnings per common share	$0.54	0.74	1.10	1.37

Diluted earnings per share common stockholders:
Earnings from continuing operations	$0.54	0.73	1.09	1.36
Discontinued operations	(0.01)	-	-	-
Diluted earnings per common share	$0.53	0.73	1.09	1.36

Cash dividends per common share	$0.335	0.345	0.67	0.69

See accompanying Notes to Consolidated Financial Statements.

FORM 10-Q

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share amounts; unaudited)

	Sept 30,	March 31,
	2010	2011
ASSETS
Current assets
Cash and equivalents	$1,592	1,593
Receivables, less allowances of $98 and $104, respectively	3,989	4,231
Inventories	2,105	2,324
Other current assets	677	650
Total current assets	8,363	8,798

Property, plant and equipment, net	3,287	3,303
Other assets
Goodwill	8,656	8,905
Other intangible assets	2,150	2,146
Other	387	383
Total other assets	11,193	11,434
Total assets	$22,843	23,535

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current maturities of long-term debt	$480	771
Accounts payable	2,409	2,463
Accrued expenses	2,864	2,582
Income taxes	96	118
Total current liabilities	5,849	5,934

Long-term debt	4,586	4,353

Other liabilities	2,456	2,443

Equity
Preferred stock, $2.50 par value per share; authorized, 5,400,000 shares; issued, none	-	-
Common stock, $0.50 par value per share; authorized, 1,200,000,000 shares; issued, 953,354,012 shares; outstanding, 752,690,806 shares and 752,561,758 shares, respectively	477	477
Additional paid-in capital	192	356
Retained earnings	15,869	16,383
Accumulated other comprehensive income	(426)	(150)
Cost of common stock in treasury, 200,663,206 shares and 200,792,254 shares, respectively	(6,320)	(6,421)
Common stockholders’ equity	9,792	10,645
Noncontrolling interests in subsidiaries	160	160
Total equity	9,952	10,805
Total liabilities and equity	$22,843	23,535

See accompanying Notes to Consolidated Financial Statements.

FORM 10-Q

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2010 AND 2011
(Dollars in millions; unaudited)

	Six Months Ended
	March 31,
	2010	2011
Operating activities
Net earnings	$855	1,058
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	402	435
Changes in operating working capital	33	(447)
Other	29	29
Net cash provided by operating activities	1,319	1,075

Investing activities
Capital expenditures	(178)	(208)
Purchases of businesses, net of cash and equivalents acquired	(1,340)	(186)
Other	31	(33)
Net cash used in investing activities	(1,487)	(427)

Financing activities
Net increase in short-term borrowings	725	107
Proceeds from long-term debt	596	1
Principal payments on long-term debt	(50)	(55)
Dividends paid	(504)	(522)
Purchases of treasury stock	(24)	(176)
Other	49	(33)
Net cash provided by (used in) financing activities	792	(678)

Effect of exchange rate changes on cash and equivalents	(25)	31

Increase in cash and equivalents	599	1

Beginning cash and equivalents	1,560	1,592

Ending cash and equivalents	$2,159	1,593

Changes in operating working capital
Receivables	$(6)	(118)
Inventories	(163)	(164)
Other current assets	(17)	59
Accounts payable	160	(9)
Accrued expenses	(5)	(199)
Income taxes	64	(16)
Total changes in operating working capital	$33	(447)

See accompanying Notes to Consolidated Financial Statements.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Notes to Consolidated Financial Statements

1.
In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary for a fair presentation of operating results for the interim periods presented.  Adjustments consist of normal and recurring accruals.  The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all disclosures required for annual financial statements presented in conformity with U.S. generally accepted accounting principles (GAAP).  Results for the three and six month periods ended March 31, 2010 reflect the Company’s reclassification of the appliance motors and U.S. commercial and industrial motors businesses (Motors) as discontinued operations in conjunction with the sale of those businesses in the fourth quarter of 2010, and the movement of the retained hermetic motors business from the Tools and Storage segment to the Industrial Automation segment.  For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2010.

Effective October 1, 2010 the Company prospectively adopted updates to ASC 605, Revenue Recognition, regarding the allocation of arrangement consideration to the various elements of multiple deliverables arrangements.  Under the updated ASC 605, the allocation of consideration is now based on vendor-specific objective evidence, third party evidence or management estimates of selling price.  The impact of this change on any period presented is inconsequential.

Approximately ten percent of the Company’s revenues arise from qualifying sales arrangements that include the delivery of multiple elements, principally in the Network Power and Process Management segments.  The vast majority of deliverables are tangible products, with a small portion attributable to installation, service and maintenance.  Selling prices are primarily determined using vendor-specific objective evidence.  Generally, contract duration is short-term and cancellation, termination or refund provisions apply only in the event of contract breach and have historically not been invoked.

2.	Reconciliations of weighted average shares for basic and diluted earnings per common share follow (shares in millions). Earnings allocated to participating securities were inconsequential.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2011	2010	2011
Basic shares outstanding	751.1	752.1	750.7	752.2
Dilutive shares	6.3	5.2	5.7	5.5
Diluted shares outstanding	757.4	757.3	756.4	757.7

3.	The change in equity for the first six months of 2011 is shown below (in millions):

	Common	Noncontrolling
	Stockholders'	Interests in
	Equity	Subsidiaries	Total Equity
September 30, 2010	$9,792	160	9,952
Net earnings	1,036	22	1,058
Other comprehensive income	276	4	280
Cash dividends	(522)	(26)	(548)
Net treasury stock purchases and other	63	-	63
March 31, 2011	$10,645	160	10,805

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Comprehensive income, net of applicable income taxes, for the three and six months ended March 31, 2011 and 2010 is summarized as follows (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2011	2010	2011
Net earnings	$418	567	855	1,058
Foreign currency translation	(101)	301	(94)	281
Cash flow hedges and other	9	(17)	33	(1)
	326	851	794	1,338
Less: Noncontrolling interests	13	13	26	26
Amounts attributable to common stockholders	$313	838	768	1,312

The change in foreign currency translation during the second quarter and first half of 2011 is primarily due to the weakening of the U.S. dollar.  The amount attributable to noncontrolling interests in subsidiaries consists of earnings and foreign currency translation.

4.	Net periodic pension and net postretirement plan expenses are summarized as follows (in millions):

	Three months ended March 31,				Six months ended March 31,
	Pension		Postretirement		Pension		Postretirement
	2010	2011	2010	2011	2010	2011	2010	2011
Service cost	$19	20	1	1	38	41	2	2
Interest cost	56	56	6	5	111	111	12	9
Expected return on plan assets	(77)	(82)			(153)	(164)
Net amortization	34	43	1	(2)	69	85	1	(4)
Total	$32	37	8	4	65	73	15	7

5.	Other deductions, net are summarized as follows (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2011	2010	2011
Other deductions, net
Amortization of intangibles	$45	64	80	131
Rationalization of operations	36	16	74	33
Other	10	40	33	37
(Gains)/losses, net	1	(19)	(3)	(22)
Total	$92	101	184	179

For both the three and six months ended March 31, 2011, higher amortization expense on acquired intangible assets was offset by lower rationalization expense.  Other for the 2011 second quarter included increased losses on foreign currency transactions primarily due to the weakening of the U.S. dollar ($20 million) and higher litigation costs compared with the prior year.  Also during the second quarter of 2011, the Company recorded a $15 million gain related to the acquisition of full ownership of a Process Management joint venture in India.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

6.
Rationalization of operations expense reflects costs associated with the Company’s efforts to continuously improve operational efficiency and deploy assets globally in order to remain competitive on a worldwide basis.   Details of the change in the liability for rationalization costs during the six months ended March 31, 2011 follows (in millions):

	Sept 30,		Paid/	March 31,
	2010	Expense	Utilized	2011
Severance and benefits	$57	9	30	36
Lease and other contract terminations	8	1	5	4
Fixed asset write-downs	-	1	1	-
Vacant facility and other shutdown costs	4	7	8	3
Start-up and moving costs	-	15	15	-
Total	$69	33	59	43

Rationalization of operations expense by segment is summarized as follows (in millions):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2011	2010	2011
Process Management	$9	2	16	4
Industrial Automation	15	5	33	10
Network Power	9	5	16	10
Climate Technologies	2	2	5	6
Tools and Storage	1	2	4	3
Total	$36	16	74	33

The Company expects to incur full year 2011 rationalization costs of approximately $80 million to $100 million, which includes the $33 million shown above, as well as costs to complete actions initiated before the end of the second quarter and actions anticipated to be approved and initiated during the remainder of the year.  Costs incurred during the first half of 2011 included shutdown costs and start-up and moving costs due to workforce reductions and/or the consolidation of facilities.  Vacant facilities and other shutdown costs were not material for any segment.  Actions during the first half of 2011 included Industrial Automation consolidating production facilities within North America and Europe; Network Power reducing forcecount in North America, Europe and Asia; and Climate Technologies consolidating production facilities in North America.

7.	Other Financial Information (in millions):
	Sept 30,	March 31,
	2010	2011
Inventories
Finished products	$746	810
Raw materials and work in process	1,359	1,514
Total	$2,105	2,324

Property, plant and equipment, net
Property, plant and equipment, at cost	$8,307	8,583
Less: Accumulated depreciation	5,020	5,280
Total	$3,287	3,303

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

	Sept 30,	March 31,
	2010	2011
Goodwill by business segment
Process Management	$2,274	2,378
Industrial Automation	1,379	1,430
Network Power	3,997	4,067
Climate Technologies	464	484
Tools and Storage	542	546
Total	$8,656	8,905

Changes in goodwill since September 30, 2010 are primarily due to foreign currency translation and the acquisition of full ownership of a Process Management joint venture in India.  Valuations of certain acquired assets and liabilities are in-process and purchase price allocations for acquisitions are subject to refinement.

Accrued expenses include the following:
Employee compensation	$683	551
Advance customer payments	$385	441
Product warranty liability	$224	221

Other liabilities
Deferred income taxes	$762	774
Pension plans	612	605
Postretirement plans, excluding current portion	380	378
Other	702	686
Total	$2,456	2,443

8.	Summarized information about the Company’s results of continuing operations by business segment follows (in millions):

	Three months ended March 31,				Six months ended March 31,
	Sales		Earnings		Sales		Earnings
	2010	2011	2010	2011	2010	2011	2010	2011
Process Management	$1,428	1,653	241	296	2,810	3,195	457	586
Industrial Automation	1,010	1,308	130	210	1,996	2,518	239	395
Network Power	1,351	1,616	158	150	2,732	3,285	364	332
Climate Technologies	908	1,014	162	187	1,692	1,824	276	310
Tools and Storage	422	455	89	91	856	901	170	184
	5,119	6,046	780	934	10,086	11,723	1,506	1,807
Differences in accounting methods			48	56			92	109
Corporate and other			(160)	(100)			(288)	(252)
Eliminations/Interest	(166)	(192)	(67)	(57)	(305)	(334)	(132)	(118)
Total	$4,953	5,854	601	833	9,781	11,389	1,178	1,546

Intersegment sales of the Industrial Automation segment for the three months ended March 31, 2011 and 2010 were $176 million and $147 million, respectively, and $302 million and $264 million, respectively, for the six months ended March 31, 2011 and 2010.  The decrease in Corporate and other for the 2011 second quarter and year to date periods primarily reflects lower incentive stock compensation expense of $33 million for the quarter and $15 million year to date due to a reduced impact from incentive stock plans overlap compared to prior year, the $15 million gain related to the acquisition of full ownership of a joint venture in India in the 2011 second quarter, and lower acquisition-related costs versus the prior year.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

9.	Following is a discussion regarding the Company’s use of financial instruments:

Hedging Activities – The notional value of foreign currency hedge positions totaled approximately $1.3 billion as of March 31, 2011.  Commodity hedges outstanding at March 31, 2011 included a total of approximately 69 million pounds of copper and aluminum.  All derivatives receiving deferral accounting are cash flow hedges.  The majority of hedging gains and losses deferred as of March 31, 2011 are expected to be recognized over the next 12 months as the underlying forecasted transactions occur.  The following amounts are included in earnings and Other Comprehensive Income for the three and six months ended March 31, 2011 and 2010 (in millions):

		Gain/(Loss) to Earnings				Gain/(Loss) to OCI
		2nd Quarter		Six Months		2nd Quarter		Six Months
		2010	2011	2010	2011	2010	2011	2010	2011
Deferred	Location
Foreign currency	Sales	$(1)	4	(4)	6	(2)	2	(1)	6
Foreign currency	Cost of sales	-	5	(1)	10	13	3	29	10
Commodity	Cost of sales	17	19	21	29	19	(3)	41	29
						30	2	69	45
Not deferred
Foreign currency	Other deductions, net	62	-	72	6
Commodity	Cost of sales	-	(1)	1	-
		$78	27	89	51

Regardless of whether or not derivatives receive deferral accounting, the Company expects hedging gains or losses to be essentially offset by losses or gains on the related underlying exposures.  The amounts ultimately recognized will differ from those presented above for open positions which remain subject to ongoing market price fluctuations until settlement.  Derivatives receiving deferral accounting are highly effective, no amounts were excluded from the assessment of hedge effectiveness, and hedge ineffectiveness was immaterial for both the three and six month periods ending March 31, 2011 and 2010, including gains or losses on derivatives that were discontinued because forecasted transactions were no longer expected to occur.

Fair Value Measurements – Valuations for all of Emerson’s derivatives fall within Level 2 of the GAAP valuation hierarchy and are summarized below (in millions):

	September 30, 2010		March 31, 2011
Exposure	Assets	Liabilities	Assets	Liabilities
Foreign Currency	$67	(50)	41	(18)
Commodity	$31	(3)	32	(4)

At March 31, 2011, commodity contracts and foreign currency contracts were reported in current assets.  The Company held no collateral from counterparties as of March 31, 2011.  The maximum collateral the Company could have been required to post as of March 31, 2011 was $2 million.  As of March 31, 2011, the fair value of long-term debt was $4,958 million, which exceeded the carrying value by $353 million.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Items 2 and 3. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The Company achieved strong sales and earnings results in the second quarter of 2011 aided by improving economic conditions and repositioning efforts in previous periods.  Worldwide gross fixed investment continues to recover.  In the Company’s served markets, industrial production and manufacturing activity have improved while residential construction remains weak.  Second quarter consolidated sales increased due to growth in all segments and major geographic regions, as well as from acquisitions.  Earnings increased for Process Management, Industrial Automation, Climate Technologies and Tools and Storage due to strong sales growth and resulting volume leverage and benefits from repositioning efforts in prior periods, while earnings declined in the Network Power segment primarily due to a slowdown in Asia for the Network Power business and increased amortization costs from recent acquisitions.  Emerson's financial position remains strong and the Company continues to generate substantial operating cash flow.

THREE MONTHS ENDED MARCH 31, 2011, COMPARED WITH THREE MONTHS ENDED MARCH 31, 2010

Following is an analysis of the Company’s operating results for the second quarter ended March 31, 2011, compared with the second quarter ended March 31, 2010.

RESULTS OF OPERATIONS

Three months ended March 31	2010	2011	Change
(dollars in millions, except per share amounts)

Net sales	$4,953	5,854	18%
Gross profit	$1,963	2,306	17%
Percent of sales	39.6%	39.4%
SG&A	$1,203	1,315
Percent of sales	24.3%	22.5%
Other deductions, net	$92	101
Interest expense, net	$67	57
Earnings from continuing operations before income taxes	$601	833	38%
Percent of sales	12.1%	14.2%
Earnings from continuing operations common stockholders	$408	556	36%
Net earnings common stockholders	$405	556	38%
Percent of sales	8.2%	9.5%

Diluted EPS – Earnings from continuing operations	$0.54	0.73	35%
Diluted EPS – Net earnings	$0.53	0.73	38%

Net sales for the quarter ended March 31, 2011 were $5,854 million, an increase of $901 million, or 18 percent, compared with net sales of $4,953 million for the quarter ended March 31, 2010. Consolidated results reflect a 14 percent ($676 million) increase in underlying sales (which exclude acquisitions and foreign currency translation), a 3 percent ($176 million) increase from acquisitions and a 1 percent ($49 million) favorable impact from foreign currency translation. The 14 percent increase in underlying sales reflects 13 percent from higher volume and an estimated 1 percent from higher selling prices. Underlying sales increased 13 percent in the United States and 15 percent internationally, including Europe (17 percent), Asia (10 percent), Latin America (26 percent), Canada (22 percent) and Middle East/Africa (13 percent). Sales increased in all segments led by Industrial Automation, Network Power and Process Management, which were up $298, million, $265 million and $225 million, respectively.

Costs of sales for the second quarters of 2011 and 2010 were $3,548 million and $2,990 million, respectively. Gross profit of $2,306 million and $1,963 million, respectively, resulted in gross margins of 39.4 percent and 39.6 percent.  The increase in gross profit primarily reflects higher volume and acquisitions.  The decrease in gross margin is due to higher material costs and unfavorable product mix, partially offset by volume leverage, higher sales prices and savings from cost reduction actions in prior periods.  Material cost pressures are expected to persist for

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

the remainder of the year.  The Company is working to mitigate the effect of higher materials costs through pricing actions.

Selling, general and administrative (SG&A) expenses for the second quarter of 2011 were $1,315 million, or 22.5 percent of net sales, an increase of $112 million compared with $1,203 million, or 24.3 percent, for 2010.  The increase was largely due to higher sales volume and the impact of acquisitions.  The decrease in SG&A as a percent of sales was due to volume leverage, cost reduction savings and a $33 million decrease in incentive stock compensation expense due to a reduced impact from stock plans overlap compared to the prior period.

Other deductions, net were $101 million for the second quarter of 2011, a $9 million increase from the prior year primarily due to increased amortization expense on acquired intangible assets and higher foreign currency transaction losses, substantially offset by lower rationalization expense and a $15 million gain related to the acquisition of full ownership of a joint venture in India.  See Notes 5 and 6 for further details regarding other deductions, net and rationalization costs.

Pretax earnings from continuing operations of $833 million for 2011 increased $232 million, or 38 percent, compared with $601 million for 2010, primarily due to higher sales and resulting volume leverage, savings from prior period cost reductions and lower interest expense, slightly offset by increased material and wage costs.  Earnings results reflect increases of $80 million in Industrial Automation, $55 million in Process Management and $25 million in Climate Technologies.

Income taxes were $266 million and $180 million for 2011 and 2010, respectively, resulting in effective tax rates of 32 percent and 30 percent.  The increase in the effective tax rate primarily reflects a change in mix as U.S. operating results improved more than international, lower benefits from tax holidays and the one-time benefits in prior year.  The effective tax rate for fiscal year 2011 is estimated to be approximately 31 percent.

Earnings and earnings per share from continuing operations common stockholders were $556 million and $0.73 for the second quarter of 2011, increases of 36 percent and 35 percent compared with $408 million and $0.54 for 2010.

Net earnings common stockholders were $556 million and net earnings per share were $0.73 for the second quarter of 2011, both increases of 38 percent, compared with $405 million and $0.53 for 2010.  Net earnings for 2010 included a loss from discontinued operations of $3 million related to the divested Motors and LANDesk businesses.

BUSINESS SEGMENTS

Following is an analysis of operating results for the Company’s business segments for the second quarter ended March 31, 2011, compared with the second quarter ended March 31, 2010.  The Company defines segment earnings as earnings before interest and taxes.

Process Management

Three months ended March 31	2010	2011	Change
(dollars in millions)

Sales	$1,428	1,653	16%
Earnings	$241	296	23%
Margin	16.9%	17.9%

Process Management second quarter sales increased 16 percent to $1,653 million as nearly all businesses reported higher sales and earnings due to recovery in the capital intensive end markets served by this segment.  Very strong sales growth in the measurement and flow business, the valves business and the systems and solutions business was the result of ongoing recovery in the oil and gas, chemical, power and refining end markets.  Underlying sales increased 14 percent from higher volume, aided by slight market penetration gains, and foreign currency translation had a 2 percent ($25 million) favorable impact.  Underlying sales increased in most regions, including the United States (13 percent), Europe (16 percent), Asia (13 percent), Canada (42 percent) and Latin America (20 percent).  Middle East/Africa sales were flat.  Earnings increased 23 percent for the period to $296 million and margin increased 1 percentage point, primarily due to higher sales volume and resulting leverage,

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

savings from prior period cost reductions, material cost containment and $7 million of lower restructuring costs, partially offset by $20 million of unfavorable foreign currency transactions versus prior year, primarily due to weakening of the U.S. dollar, and increased wage costs.

Industrial Automation

Three months ended March 31	2010	2011	Change
(dollars in millions)

Sales	$1,010	1,308	30%
Earnings	$130	210	61%
Margin	12.8%	16.0%

Sales increased 30 percent to $1,308 million in the second quarter for Industrial Automation due to recovery in capital goods end markets.  Sales increased in all businesses led by very strong growth in the power generating alternators, electrical drives, fluid automation and power transmission businesses.  Underlying sales growth of 30 percent reflects approximately 27 percent from higher volume and 3 percent from higher selling prices.  Underlying sales increased in all major geographic regions, including 30 percent in both the United States and Europe and 22 percent in Asia.  Earnings were $210 million, compared with $130 million in the prior year, and margin increased over 3 percentage points, primarily reflecting higher sales volume and resulting leverage, savings from prior period cost reductions and lower restructuring costs of $10 million.  Higher material costs were substantially offset by higher selling prices.

Network Power

Three months ended March 31	2010	2011	Change
(dollars in millions)

Sales	$1,351	1,616	20%
Earnings	$158	150	(5)%
Margin	11.7%	9.3%

Sales for Network Power increased 20 percent to $1,616 million for the second quarter compared with the prior year, led by the Chloride acquisition, which contributed 11 percent ($161 million), plus underlying sales growth of 8 percent and a 1 percent ($16 million) favorable impact from foreign currency translation.  Underlying sales growth reflects 9 percent from higher volume, including slight market penetration gains, less an estimated 1 percent decline in pricing.  Underlying growth was led by strong results in the embedded power and energy systems businesses, slightly offset by a small decline in the North American uninterruptible power supply and precision cooling business.  Underlying sales increased 5 percent in the United States, 6 percent in Asia, 4 percent in Europe, 34 percent in Latin America and 55 percent in Middle East/Africa.  Earnings of $150 million decreased 5 percent, or $8 million compared to the prior year, and margin declined over 2 percentage points primarily due to increased amortization from the Chloride acquisition of $16 million (1.0 point), other Chloride acquisition-related costs of $9 million (0.5 points), and operational inefficiencies resulting from initial integration actions.  The China telecommunications market has become very challenging due to a slowdown compared to prior year and the negative impact of the increasing pace of inflation in China.  Margin was also affected by unfavorable product mix, negative price, higher material and labor-related costs, and investment spending on next-generation data center technologies, partially offset by volume leverage.  Pricing programs are being implemented to address rising costs.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Climate Technologies

Three months ended March 31	2010	2011	Change
(dollars in millions)

Sales	$908	1,014	12%
Earnings	$162	187	15%
Margin	17.9%	18.4%

Climate Technologies sales increased 12 percent in the second quarter to $1,014 million, reflecting a strong sales increase in the compressor business, partially offset by declines in the temperature controls and temperature sensors businesses.  North American air conditioning and refrigeration end markets returned to very strong growth in the second quarter after being down against prior year inventory build in the first quarter. Growth in Asia was modest, and affected by tough comparisons due to prior year stimulus programs in China to support higher efficiency standards.  Sales growth reflects an underlying sales increase of 11 percent, including approximately 9 percent from higher volume and 2 percent from higher selling prices, and a 1 percent ($10 million) favorable impact from acquisitions. Underlying sales increased 14 percent in the United States and 7 percent internationally, including 6 percent in Asia and 5 percent in Europe. Earnings increased 15 percent to $187 million due to savings from prior period cost reductions, sales volume and favorable product mix.  Higher material costs were substantially offset by higher selling prices, but material cost pressures will remain a challenge.

Tools and Storage

Three months ended March 31	2010	2011	Change
(dollars in millions)

Sales	$422	455	8%
Earnings	$89	91	3%
Margin	21.0%	20.1%

Tools and Storage segment sales increased 8 percent to $455 million in the second quarter, reflecting a 7 percent increase in underlying sales and a 1 percent ($3 million) favorable impact from foreign currency translation.  Underlying sales growth reflects approximately 6 percent from higher volume and an estimated 1 percent from higher selling prices.  The sales increase was led by strong growth in the professional tools business and solid growth in the storage and disposers businesses.  Underlying sales increased 6 percent in the United States and 11 percent internationally.  Earnings increased 3 percent to $91 million, reflecting earnings growth in the construction-related businesses.  Earnings growth was dampened by higher materials and freight costs in most businesses, and higher manufacturing costs in the disposers business.  Margin decreased due to higher material and freight costs, substantially offset by higher selling prices and savings from prior period cost reductions.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

SIX MONTHS ENDED MARCH 31, 2011, COMPARED WITH SIX MONTHS ENDED MARCH 31, 2010

Following is an analysis of the Company’s operating results for the six months ended March 31, 2011, compared with the six months ended March 31, 2010.

RESULTS OF OPERATIONS

Six months ended March 31	2010	2011	Change
(dollars in millions, except per share amounts)

Net sales	$9,781	11,389	16%
Gross profit	$3,831	4,469	17%
Percent of sales	39.2%	39.2%
SG&A	$2,337	2,626
Percent of sales	23.9%	23.0%
Other deductions, net	$184	179
Interest expense, net	$132	118
Earnings from continuing operations before income taxes	$1,178	1,546	31%
Percent of sales	12.0%	13.6%
Earnings from continuing operations common stockholders	$825	1,036	26%
Net earnings common stockholders	$830	1,036	25%
Percent of sales	8.5%	9.1%

Diluted EPS – Earnings from continuing operations	$1.09	1.36	25%
Diluted EPS – Net earnings	$1.09	1.36	25%

Net sales for the six months ended March 31, 2011 were $11,389 million, an increase of $1,608 million, or 16 percent, compared with net sales of $9,781 million for the six months ended March 31, 2010.  Consolidated results reflect a 12 percent ($1,184 million) increase in underlying sales, a 4 percent ($406 million) increase from acquisitions and a small ($18 million) favorable impact from foreign currency translation.  Underlying sales increased 13 percent internationally and 12 percent in the United States, reflecting volume gains.  International sales increased in all major geographic regions, including Europe (14 percent), Asia (10 percent), Latin America (20 percent), Canada (23 percent) and Middle East/Africa (12 percent).  Sales increased in all segments led by Network Power, Industrial Automation and Process Management, which were up $553 million, $522 million and $385 million, respectively.

Costs of sales for the first half of 2011 and 2010 were $6,920 million and $5,950 million, respectively.  Gross profit of $4,469 million and $3,831 million, respectively, resulted in gross margins of 39.2 percent for both periods.  The increase in gross profit primarily reflects higher volume and acquisitions.  The flat gross margin reflects volume leverage, savings from cost reduction actions in prior periods and higher selling prices, offset by higher material costs.

Selling, general and administrative expenses for the first half of 2011 were $2,626 million, or 23.0 percent of net sales, an increase of $289 million compared with $2,337 million, or 23.9 percent, for 2010.  The increase was largely due to higher sales volume and the impact of acquisitions.  The decrease in SG&A as a percent of sales was due to volume leverage and cost reduction savings, partially offset by acquisitions.

Other deductions, net were $179 million for the first half of 2011, a $5 million decrease from the same period in the prior year.  Lower rationalization expense, lower acquisition costs and a $15 million gain related to the acquisition of full ownership of a joint venture in India were mostly offset by higher amortization expense on acquired intangible assets.  See Notes 5 and 6 for further details regarding other deductions, net and rationalization costs.

Pretax earnings from continuing operations of $1,546 million for 2011 increased $368 million, or 31 percent, compared with $1,178 million for 2010, primarily due to higher sales and resulting volume leverage, cost reduction savings and lower interest expense, slightly offset by higher material and wage costs.  Earnings results reflect increases of $156 million in Industrial Automation and $129 million in Process Management.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Income taxes were $488 million and $328 million for 2011 and 2010, respectively, resulting in effective tax rates of 32 percent and 28 percent.  The increase in the effective tax rate primarily reflects a change in mix as U.S. operating results improved more than international, lower benefits from tax holidays, and a prior year $30 million capital loss tax benefit resulting from restructuring at a foreign subsidiary.  The effective tax rate for fiscal year 2011 is estimated to be approximately 31 percent.

Earnings and earnings per share from continuing operations common stockholders were $1,036 million and $1.36 for the first half of 2011, increases of 26 percent and 25 percent, respectively, compared with $825 million and $1.09 for 2010.

Net earnings common stockholders were $1,036 million and net earnings per share were $1.36 for 2011, both increases of 25 percent compared with $830 million and $1.09 for 2010.  Net earnings for 2010 included earnings from discontinued operations of $5 million related to the divested Motors and LANDesk businesses.

BUSINESS SEGMENTS

Following is an analysis of operating results for the Company’s business segments for the six months ended March 31, 2011, compared with the six months ended March 31, 2010.  The Company defines segment earnings as earnings before interest and taxes.

Process Management

Six months ended March 31	2010	2011	Change
(dollars in millions)

Sales	$2,810	3,195	14%
Earnings	$457	586	28%
Margin	16.3%	18.3%

Process Management first half sales increased 14 percent to $3,195 million as nearly all businesses reported higher sales and earnings due to recovery in the capital intensive end markets served by this segment. Sales growth was particularly strong for the measurement and flow business and valves business as a result of ongoing recovery in the oil and gas, chemical, power and refining end markets.  Underlying sales increased 13 percent on higher volume, which includes slight market penetration gains, and foreign currency translation had a 1 percent ($15 million) favorable impact. Underlying sales increased in all major geographic regions, including the United States (15 percent), Asia (12 percent), Europe (7 percent), Canada (46 percent), and Latin America (21 percent). Earnings increased 28 percent to $586 million and margin increased 2 percentage points, primarily due to higher sales volume and resulting leverage, savings from prior period cost reductions, $12 million lower restructuring expense and material cost containment, partially offset by increased wage costs and $13 million of unfavorable foreign currency transactions versus prior year primarily due to the weakening of the U.S. dollar.

Industrial Automation

Six months ended March 31	2010	2011	Change
(dollars in millions)

Sales	$1,996	2,518	26%
Earnings	$239	395	65%
Margin	12.0%	15.7%

Sales increased 26 percent to $2,518 million in Industrial Automation for the first half due to recovery in the capital goods end markets.  Sales increased in all businesses led by very strong growth in the power generating alternators, electrical drives, fluid automation and power transmission businesses.  Underlying sales increased 26 percent, the SSB acquisition added 1 percent ($18 million) and foreign currency translation had an unfavorable impact of 1 percent ($15 million).  The underlying sales growth reflects an approximate 23 percent from higher volume and an estimated 3 percent from higher selling prices.  Underlying sales increased in all regions, including 27 percent in both the United States and Europe and 23 percent in Asia.  Earnings were $395 million, compared

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

with $239 million in the prior year, and margin increased almost 4 percentage points, reflecting higher sales volume and resulting leverage, lower restructuring costs of $23 million and savings from prior period cost reductions.  Higher material costs were substantially offset by higher selling prices.

Network Power

Six months ended March 31	2010	2011	Change
(dollars in millions)

Sales	$2,732	3,285	20%
Earnings	$364	332	(9)%
Margin	13.3%	10.1%

Sales for Network Power increased 20 percent to $3,285 million for 2011 led by the Chloride and Avocent acquisitions which contributed 13 percent ($378 million), plus underlying sales growth of 6 percent and a favorable impact from foreign currency translation of 1 percent ($18 million). Led by strong results in the embedded power and North American uninterruptible power supply and precision cooling businesses, underlying sales growth reflects 7 percent from higher volume, including slight market penetration gains, less an estimated 1 percent decline in pricing. Sales in the Network Power business in Asia declined slightly. Underlying sales increased 7 percent in the United States, 4 percent in Asia, 5 percent in Europe, 16 percent in Latin America and 46 percent in Middle East/Africa.  Earnings of $332 million decreased 9 percent along with an over 3 percentage point margin decrease primarily due to increased amortization from the Chloride and Avocent acquisitions of $41 million and other Chloride acquisition-related costs of $24 million (total 2.0 points).  The other Chloride acquisition-related costs should be essentially eliminated by the second half of fiscal 2011.  Margin was also impacted by negative price, unfavorable product mix, higher material and labor-related costs, investment spending on next-generation data center technologies and higher costs to expedite certain inventory shipments in the first quarter.  Pricing programs are being implemented to address rising costs.  Leverage on higher volume and savings from prior period cost reductions partially offset the margin decline.

Climate Technologies

Six months ended March 31	2010	2011	Change
(dollars in millions)

Sales	$1,692	1,824	8%
Earnings	$276	310	12%
Margin	16.3%	17.0%

Climate Technologies sales increased 8 percent in the first half to $1,824 million, reflecting a strong sales increase in the compressor business, partially offset by declines in the temperature controls and temperature sensors businesses.  The North American refrigeration and air conditioning end markets experienced strong growth while moderate growth in Asia reflected the prior year stimulus programs in China. The Company expects the U.S. market to remain solid for the second half of the year, while growth in China is expected to slow due to increasing interest rates and reduced government investment.  Sales growth reflects a 7 percent underlying sales increase, including approximately 6 percent from higher volume and 1 percent from higher selling prices, and a 1 percent ($10 million) favorable impact from acquisitions.  Underlying sales increased 6 percent in the United States and 9 percent internationally, including 9 percent in both Asia and Europe.  Earnings increased 12 percent to $310 million due to savings from prior period cost reductions, higher selling prices and favorable product mix, partially offset by higher material costs.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Tools and Storage

Six months ended March 31	2010	2011	Change
(dollars in millions)

Sales	$856	901	5%
Earnings	$170	184	8%
Margin	19.9%	20.4%

Tools and Storage segment sales increased 5 percent to $901 million for the first half of 2011.  Underlying sales growth of 5 percent reflects approximately 5 percent from higher volume and an estimated 1 percent from higher selling prices, partially offset by a 1 percent negative impact from outsourcing freight operations in 2010.  The sales increase was led by strong growth in the professional tools business and modest growth in the commercial storage and disposers businesses, partially offset by a modest decline in the residential storage business due to continued very weak U.S. residential construction markets.  Underlying sales increased 4 percent in the United States and 11 percent internationally, while earnings increased 8 percent to $184 million, reflecting earnings growth in the tools business partially offset by lower earnings in the disposers and residential storage businesses.  Margin increased due to savings from prior period cost reductions as well as higher sales volume and resulting leverage in the professional tools business, partially offset by higher freight costs.  Higher material costs were substantially offset by price increases.

FINANCIAL CONDITION

Key elements of the Company's financial condition for the six months ended March 31, 2011 as compared to the year ended September 30, 2010 and the six months ended March 31, 2010 follow:

	Sept 30,		March 31,
	2010		2011
Working capital (in millions)	$2,514		2,864
Current ratio	1.4 to 1		1.5 to 1
Total debt-to-total capital	34.1%		32.5%
Net debt-to-net capital	26.2%		24.9%
Interest coverage ratio	11.3	X	13.0	X

The Company's interest coverage ratio (earnings from continuing operations before income taxes and interest expense, divided by interest expense) was 13.0X for the first six months of 2011, compared with 9.3X for the prior year, primarily due to higher earnings and lower average borrowings in 2011.  Despite completing strategic divestitures and spending $3 billion on acquisitions in fiscal 2010 as it repositioned itself for the future, the Company’s financial ratios remain very strong.

Cash and equivalents were flat during the first half of 2011.  Cash provided by operating activities of $1,075 million was down $244 million compared with $1,319 million in the prior year period, primarily as a result of increased operating working capital.  With resumption of growth in the current year, additional investment in working capital is necessary.  The Company improved working capital efficiency in the second quarter and expects this to continue as the year progresses.  Operating cash flow and an increase in short-term borrowings of $107 million funded dividends of $522 million, capital expenditures of $208 million, purchases of businesses of $186 million and treasury stock purchases of $176 million.  For the six months ended March 31, 2011, free cash flow of $867 million (operating cash flow of $1,075 million less capital expenditures of $208 million) was down 24 percent from free cash flow of $1,141 million (operating cash flow of $1,319 million less capital expenditures of $178 million) in the prior year.

In December 2010, the Company entered into a $2.75 billion four-year revolving backup credit facility with various banks, which replaced a $2.83 billion five-year revolving credit facility dated April 2006.  The facility is maintained to support general corporate purposes, including commercial paper borrowings, and the Company has not previously incurred any borrowings under this or similar facilities.  The credit facility contains no financial covenants and is not subject to termination based on a change in credit rating or material adverse changes.  The facility is unsecured and

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

may be accessed under various interest rate and currency denomination alternatives at the Company’s option.  Emerson pays inconsequential annual fees on the facility, based on the aggregate amount available for borrowing.

Emerson maintains a conservative financial structure which provides the strength and flexibility necessary to achieve its strategic objectives.  The Company has been able to readily meet all its funding requirements and currently believes that sufficient funds will be available to meet the Company’s needs in the foreseeable future through ongoing operations, existing resources, short- and long-term debt capacity or backup credit lines.  These resources will allow Emerson to reinvest in existing businesses, pursue strategic acquisitions and manage its capital structure on a short- and long-term basis.

FISCAL 2011 OUTLOOK

Based on current economic conditions and the Company’s performance in the first half, fiscal 2011 sales are forecast to be in the range of $24.3 billion to $24.8 billion, or 15 to 18 percent compared with 2010 sales of $21.0 billion. Underlying sales are expected to increase in the range of 10 percent to 13 percent, which excludes estimated favorable increases of 3 percent from completed acquisitions and 2 percent from foreign currency translation at current exchange rates. Based on this level of sales, the Company forecasts 2011 diluted earnings per share from continuing operations in the range of $3.20 to $3.30. Rationalization of operations expense is estimated to be approximately $80 million to $100 million, operating cash flow is targeted at approximately $3.3 billion to $3.5 billion and capital expenditures are estimated at approximately $0.6 billion. Global economic growth remains solid, but could be negatively impacted by several issues – including Japan natural disasters, China interest rate hikes, Middle East conflicts, the European debt crisis, and the U.S. government budget deficit.

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

Item 4. Controls and Procedures

Emerson maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Company’s certifying officers, as appropriate to allow timely decisions regarding required disclosure.  Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of March 31, 2011, to provide reasonable assurance of the achievement of these objectives.

Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports.

There was no change in the Company's internal control over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities.

				Maximum Number of
			Total Number of Shares	Shares that May Yet
	Total Number of	Average Price	Purchased as Part of	Be Purchased Under
	Shares	Paid Per	Publicly Announced	the Plans or
Period	Purchased (000s)	Share	Plans or Programs (000s)	Programs (000s)
January 2011	300	$57.71	300	48,055
February 2011	775	$60.74	775	47,280
March 2011	1,150	$58.38	1,150	46,130
Total	2,225	$59.11	2,225	46,130

The Company’s Board of Directors authorized the repurchase of up to 80 million shares under the May 2008 program.

Item 6. Exhibits.

(a) Exhibits (Listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

10.1	Emerson Electric Co. 2011 Stock Option Plan, incorporated by reference to Emerson Electric Co. 2011 Proxy Statement dated December 10, 2010, File No. 1-278, Appendix B.

12	Ratio of Earnings to Fixed Charges.

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

101
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the three and six months ended March 31, 2010 and 2011, (ii) Consolidated Balance Sheets at September 30, 2010 and March 31, 2011, (iii) Consolidated Statements of Cash Flows for the six months ended March 31, 2010 and 2011, and (iv) Notes to Consolidated Financial Statements for the three and six months ended March 31, 2011.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act or the Exchange Act, or otherwise subject to liability under those sections, except as shall be expressly set forth by specific reference in such filing.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMERSON ELECTRIC CO.

Date: May 4, 2011	By	/s/ Frank J. Dellaquila

Frank J. Dellaquila
Senior Vice President and Chief Financial Officer

(on behalf of the registrant and as Chief Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit

10.1	Emerson Electric Co. 2011 Stock Option Plan, incorporated by reference to Emerson Electric Co. 2011 Proxy Statement dated December 10, 2010, File No. 1-278, Appendix B.

12	Ratio of Earnings to Fixed Charges.

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

101
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the three and six months ended March 31, 2010 and 2011, (ii) Consolidated Balance Sheets at September 30, 2010 and March 31, 2011, (iii) Consolidated Statements of Cash Flows for the six months ended March 31, 2010 and 2011, and (iv) Notes to Consolidated Financial Statements for the three and six months ended March 31, 2011.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act or the Exchange Act, or otherwise subject to liability under those sections, except as shall be expressly set forth by specific reference in such filing.