Form 10-Q
period 2011-06-30
EMERSON ELECTRIC CO
filed 2011-08-04
CIK 32604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  Common stock of $0.50 par value per share outstanding at July 31, 2011: 744,704,773 shares.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
THREE AND NINE MONTHS ENDED JUNE 30, 2010 AND 2011
(Dollars in millions, except per share amounts; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2011	2010	2011

Net sales	$5,417	6,288	15,198	17,677

Costs and expenses:
Cost of sales	3,253	3,790	9,203	10,710
Selling, general and administrative expenses	1,168	1,363	3,505	3,989
Other deductions, net	69	87	253	266
Interest expense (net of interest income of $5, $6, $14 and $17, respectively)	64	56	196	174

Earnings from continuing operations before income taxes	863	992	2,041	2,538

Income taxes	266	294	594	782

Earnings from continuing operations	597	698	1,447	1,756

Discontinued operations, net of tax	4	-	9	-

Net earnings	601	698	1,456	1,756

Less: Noncontrolling interests in earnings of subsidiaries	16	15	41	37

Net earnings common stockholders	$585	683	1,415	1,719

Earnings common stockholders:
Earnings from continuing operations	$581	683	1,406	1,719
Discontinued operations, net of tax	4	-	9	-

Net earnings common stockholders	$585	683	1,415	1,719

Basic earnings per share common stockholders:
Earnings from continuing operations	$0.77	0.91	1.86	2.28
Discontinued operations	0.01	-	0.02	-

Basic earnings per common share	$0.78	0.91	1.88	2.28

Diluted earnings per share common stockholders:
Earnings from continuing operations	$0.76	0.90	1.85	2.26
Discontinued operations	0.01	-	0.01	-

Diluted earnings per common share	$0.77	0.90	1.86	2.26

Cash dividends per common share	$0.335	0.345	1.005	1.035

See accompanying Notes to Consolidated Financial Statements.

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except share amounts; unaudited)

	Sept 30, 2010	June 30, 2011
ASSETS
Current assets
Cash and equivalents	$1,592	1,781
Receivables, less allowances of $98 and $108, respectively	3,989	4,443
Inventories	2,105	2,422
Other current assets	677	637
Total current assets	8,363	9,283

Property, plant and equipment, net	3,287	3,382
Other assets
Goodwill	8,656	8,974
Other intangible assets	2,150	2,074
Other	387	391
Total other assets	11,193	11,439
Total assets	$22,843	24,104

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current maturities of long-term debt	$480	862
Accounts payable	2,409	2,633
Accrued expenses	2,864	2,657
Income taxes	96	156
Total current liabilities	5,849	6,308

Long-term debt	4,586	4,353

Other liabilities	2,456	2,444

Equity
Preferred stock, $2.50 par value per share; authorized, 5,400,000 shares; issued, none	-	-
Common stock, $0.50 par value per share; authorized, 1,200,000,000 shares; issued, 953,354,012 shares; outstanding, 752,690,806 shares and 746,860,009 shares, respectively	477	477
Additional paid-in capital	192	375
Retained earnings	15,869	16,807
Accumulated other comprehensive income	(426)	(74)
Cost of common stock in treasury, 200,663,206 shares and 206,494,003 shares, respectively	(6,320)	(6,741)
Common stockholders’ equity	9,792	10,844
Noncontrolling interests in subsidiaries	160	155
Total equity	9,952	10,999
Total liabilities and equity	$22,843	24,104

See accompanying Notes to Consolidated Financial Statements.

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2010 AND 2011
(Dollars in millions; unaudited)

	Nine Months Ended
	June 30,
	2010	2011
Operating activities
Net earnings	$1,456	1,756
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	605	650
Changes in operating working capital	28	(469)
Pension funding	(209)	(100)
Other	142	141
Net cash provided by operating activities	2,022	1,978

Investing activities
Capital expenditures	(300)	(403)
Purchases of businesses, net of cash and equivalents acquired	(1,372)	(228)
Other	17	(42)
Net cash used in investing activities	(1,655)	(673)

Financing activities
Net increase in short-term borrowings	1,747	198
Proceeds from long-term debt	601	1
Principal payments on long-term debt	(50)	(55)
Dividends paid	(756)	(781)
Purchases of treasury stock	(71)	(495)
Other	109	(32)
Net cash provided by (used in) financing activities	1,580	(1,164)

Effect of exchange rate changes on cash and equivalents	(83)	48

Increase in cash and equivalents	1,864	189

Beginning cash and equivalents	1,560	1,592

Ending cash and equivalents	$3,424	1,781

Changes in operating working capital
Receivables	$(228)	(294)
Inventories	(235)	(240)
Other current assets	(67)	55
Accounts payable	307	125
Accrued expenses	115	(135)
Income taxes	136	20
Total changes in operating working capital	$28	(469)

See accompanying Notes to Consolidated Financial Statements.

EMERSON ELECTRIC CO. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.
In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary for a fair presentation of operating results for the interim periods presented.  Adjustments consist of normal and recurring accruals.  The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all disclosures required for annual financial statements presented in conformity with U.S. generally accepted accounting principles (GAAP).  Results for the three and nine months ended June 30, 2010 reflect the Company’s reclassification of the appliance motors and U.S. commercial and industrial motors businesses (Motors) as discontinued operations in conjunction with the sale of those businesses in the fourth quarter of 2010, and the movement of the retained hermetic motors business from the Tools and Storage segment to the Industrial Automation segment.  For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2010.

Effective October 1, 2010, the Company prospectively adopted updates to ASC 605, Revenue Recognition, regarding the allocation of consideration to the various elements of multiple deliverables arrangements. Under the updated ASC 605, the allocation of consideration is now based on vendor-specific objective evidence, third party evidence or management estimates of selling price. The impact of this change on any period presented is inconsequential.

Approximately ten percent of the Company’s revenues arise from qualifying sales arrangements that include the delivery of multiple elements, principally in the Network Power and Process Management segments. The vast majority of the deliverables are tangible products, with a small portion attributable to installation, service and maintenance. Selling prices are primarily determined using vendor-specific objective evidence. Generally, contract duration is short-term and cancellation, termination or refund provisions apply only in the event of contract breach and have historically not been invoked.

2.	Reconciliations of weighted average shares for basic and diluted earnings per common share follow (in millions). Earnings allocated to participating securities were inconsequential.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2011	2010	2011
Basic shares outstanding	751.1	748.7	750.8	751.0
Dilutive shares	6.6	4.6	6.1	5.2
Diluted shares outstanding	757.7	753.3	756.9	756.2

3.	The change in equity for the nine months of 2011 is shown below (in millions):

	Common Stockholders' Equity	Noncontrolling Interests in Subsidiaries	Total Equity
September 30, 2010	$9,792	160	9,952
Net earnings	1,719	37	1,756
Other comprehensive income	352	1	353
Cash dividends	(781)	(42)	(823)
Net treasury stock purchases and other	(238)	(1)	(239)
June 30, 2011	$10,844	155	10,999

EMERSON ELECTRIC CO. AND SUBSIDIARIES

Comprehensive income, net of applicable income taxes, for the three and nine months ended June 30, 2011 and 2010 is summarized as follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2011	2010	2011
Net earnings	$601	698	1,456	1,756
Foreign currency translation	(214)	89	(308)	370
Cash flow hedges and other	(23)	(16)	10	(17)
	364	771	1,158	2,109
Less: Noncontrolling interests	13	12	39	38
Amounts attributable to common stockholders	$351	759	1,119	2,071

The change in foreign currency translation during the third quarter and nine months of 2011 is primarily due to the weakening of the U.S. dollar.  The amount attributable to noncontrolling interests in subsidiaries consists of earnings and foreign currency translation.

4.	Net periodic pension and net postretirement plan expenses are summarized as follows (in millions):

	Three months ended June 30,				Nine months ended June 30,
	Pension		Postretirement		Pension		Postretirement
	2010	2011	2010	2011	2010	2011	2010	2011
Service cost	$18	21	1	1	56	62	3	3
Interest cost	55	55	6	4	166	166	18	13
Expected return on plan assets	(76)	(82)			(229)	(246)
Net amortization	35	42	-	(2)	104	127	1	(6)
Total	$32	36	7	3	97	109	22	10

5.	Other deductions, net are summarized as follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2011	2010	2011
Other deductions, net
Amortization of intangibles	$44	64	124	195
Rationalization of operations	27	21	101	54
Other	(2)	2	31	39
Gains, net	-	-	(3)	(22)
Total	$69	87	253	266

Other deductions, net increased for both the three and nine months ended June 30, 2011, due to higher amortization expense on acquired intangible assets and unfavorable impact of foreign currency transactions, primarily due to the weakening of the U.S. dollar compared with the prior year, partially offset by lower rationalization expense.  Gains, net for the nine months ended June 30, 2011 include a $15 million gain related to the acquisition of full ownership of a Process Management joint venture in India in the second quarter.

EMERSON ELECTRIC CO. AND SUBSIDIARIES

6.
Rationalization of operations expense reflects costs associated with the Company’s efforts to continually improve operational efficiency and deploy assets globally in order to remain competitive on a worldwide basis.  Details of the change in the liability for rationalization during the nine months ended June 30, 2011 follow (in millions):

	Sept 30, 2010	Expense	Paid/ Utilized	June 30, 2011
Severance and benefits	$57	15	41	31
Lease and other contract terminations	8	2	7	3
Fixed asset write-downs	-	1	1	-
Vacant facility and other shutdown costs	4	10	11	3
Start-up and moving costs	-	26	25	1
Total	$69	54	85	38

Rationalization of operations expense by segment is summarized as follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2011	2010	2011
Process Management	$6	4	22	8
Industrial Automation	11	8	44	18
Network Power	5	6	21	16
Climate Technologies	4	2	9	8
Tools and Storage	1	1	5	4
Total	$27	21	101	54

The Company expects to incur full year 2011 rationalization expense of approximately $80 million to $90 million, which includes the $54 million shown above, as well as costs to complete actions initiated before the end of the third quarter and actions anticipated to be approved and initiated during the remainder of the year. Costs incurred during the nine months of 2011 included shutdown costs and start-up and moving costs due to workforce reductions and/or the consolidation of facilities. Vacant facilities and other shutdown costs were not material for any segment. Actions during the nine months of 2011 included Process Management reducing forcecount and consolidating facilities in North America and Europe; Industrial Automation consolidating production facilities within North America and Europe; Network Power reducing forcecount in North America, Europe and Asia and consolidating facilities in Asia and North America; and Climate Technologies consolidating production facilities in North America.

7.	Other Financial Information (in millions):

	Sept 30,	June 30,
	2010	2011
Inventories
Finished products	$746	867
Raw materials and work in process	1,359	1,555
Total	$2,105	2,422

Property, plant and equipment, net
Property, plant and equipment, at cost	$8,307	8,738
Less: Accumulated depreciation	5,020	5,356
Total	$3,287	3,382

EMERSON ELECTRIC CO. AND SUBSIDIARIES

	Sept 30,	June 30,
	2010	2011
Goodwill by business segment
Process Management	$2,274	2,416
Industrial Automation	1,379	1,443
Network Power	3,997	4,082
Climate Technologies	464	484
Tools and Storage	542	549
Total	$8,656	8,974

Changes in goodwill since September 30, 2010 are primarily due to foreign currency translation and the second quarter acquisition of full ownership of a Process Management joint venture in India.  Valuations of certain acquired assets and liabilities are in-process and purchase price allocations for acquisitions are subject to refinement.

Accrued expenses include the following:
Employee compensation	$683	629
Advance customer payments	$385	422
Product warranty liability	$224	223

Other liabilities
Deferred income taxes	$762	784
Pension plans	612	579
Postretirement plans, excluding current portion	380	373
Other	702	708
Total	$2,456	2,444

8.	Summarized information about the Company’s results of continuing operations by business segment follows (in millions):

	Three months ended June 30,				Nine months ended June 30,
	Sales		Earnings		Sales		Earnings
	2010	2011	2010	2011	2010	2011	2010	2011
Process Management	$1,511	1,789	311	366	4,321	4,984	768	952
Industrial Automation	1,124	1,391	162	230	3,120	3,909	401	625
Network Power	1,418	1,683	181	176	4,150	4,968	545	508
Climate Technologies	1,106	1,171	222	229	2,798	2,995	498	539
Tools and Storage	452	472	94	96	1,308	1,373	264	280
	5,611	6,506	970	1,097	15,697	18,229	2,476	2,904
Differences in accounting methods			50	60			142	169
Corporate and other			(93)	(109)			(381)	(361)
Eliminations/Interest	(194)	(218)	(64)	(56)	(499)	(552)	(196)	(174)
Total	$5,417	6,288	863	992	15,198	17,677	2,041	2,538

Industrial Automation intersegment sales for the three months ended June 30, 2011 and 2010 were $198 million and $174 million, respectively, and were $500 million and $438 million, respectively, for the nine months ended June 30, 2011 and 2010. The increase in Corporate and other for the 2011 third quarter reflects higher incentive stock compensation expense of $13 million, primarily due to changes in the Company’s stock price. The decrease in Corporate and other expense for the 2011 year-to-date period primarily reflects the $15 million gain related to the acquisition of full ownership of a joint venture in India and lower acquisition-related costs versus the prior year.

EMERSON ELECTRIC CO. AND SUBSIDIARIES

9.	Following is a discussion regarding the Company’s use of financial instruments:

Hedging Activities – The notional value of foreign currency hedge positions was approximately $1.3 billion as of June 30, 2011. Commodity hedges outstanding at June 30, 2011 included a total of approximately 70 million pounds of copper and aluminum. All derivatives receiving deferral accounting are cash flow hedges. The majority of hedging gains and losses deferred as of June 30, 2011 are expected to be recognized over the next 12 months as the underlying forecasted transactions occur. The following amounts are included in earnings and Other Comprehensive Income for the three and nine months ended June 30, 2011 and 2010 (in millions):

		Gain/(Loss) to Earnings				Gain/(Loss) to OCI
		3rd Quarter		Nine Months		3rd Quarter		Nine Months
		2010	2011	2010	2011	2010	2011	2010	2011
Deferred	Location
Foreign currency	Sales	$(2)	2	(6)	8	6	-	5	6
Foreign currency	Cost of sales	3	6	2	16	8	5	37	15
Commodity	Cost of sales	17	19	38	48	(33)	(2)	8	27
						(19)	3	50	48
Not deferred
Foreign currency	Other deductions, net	50	8	122	14
Commodity	Cost of sales	(2)	(1)	(1)	(1)
		$66	34	155	85

Regardless of whether or not derivatives receive deferral accounting, the Company expects hedging gains or losses to be essentially offset by losses or gains on the related underlying exposures. The amounts ultimately recognized will differ from those presented above for open positions which remain subject to ongoing market price fluctuations until settlement. Derivatives receiving deferral accounting are highly effective, no amounts were excluded from the assessment of hedge effectiveness, and hedge ineffectiveness was immaterial for both the three and nine month periods ended June 30, 2011 and 2010, including gains or losses on derivatives that were discontinued because forecasted transactions were no longer expected to occur.

Fair Value Measurements – Valuations for all of Emerson’s derivatives fall within Level 2 of the GAAP valuation hierarchy and are summarized below (in millions):

	Sept 30, 2010		June 30, 2011
Exposure	Assets	Liabilities	Assets	Liabilities
Foreign Currency	$67	(50)	33	(15)
Commodity	$31	(3)	12	(4)

At June 30, 2011, commodity contracts and foreign currency contracts were reported in current assets.  The Company neither posted nor held collateral with counterparties as of June 30, 2011.  The maximum collateral the Company could have been required to post as of June 30, 2011 was $3 million.  As of June 30, 2011, the fair value of long-term debt was $5,057 million, which exceeded the carrying value by $453 million.

EMERSON ELECTRIC CO. AND SUBSIDIARIES

Items 2 and 3.

Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The Company achieved strong sales and earnings results in the third quarter of 2011 compared to the prior year, aided by improved economic conditions in industrial end markets and repositioning efforts in previous periods. Worldwide gross fixed investment continues to recover; however, the Company has seen a clear weakening trend in business conditions in the U.S. and Europe. Emerson believes the industrial-led recovery will continue, although the pace and momentum have slowed. Consumer and residential construction spending remain weak. Third quarter consolidated sales were up 16 percent on growth in all segments and major geographic regions, including the favorable impact of acquisitions. Earnings increased for Industrial Automation, Process Management, Climate Technologies and Tools and Storage due to strong sales growth and resulting volume leverage and benefits from repositioning efforts in prior periods. Earnings declined in the Network Power segment on weakness in the embedded power and computing businesses and the Network Power business in Asia, as well as increased amortization costs from recent acquisitions. Emerson's financial position remains strong and the Company continues to generate substantial operating cash flow.

THREE MONTHS ENDED JUNE 30, 2011 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2010

Following is an analysis of the Company’s operating results for the third quarter ended June 30, 2011, compared with the third quarter ended June 30, 2010.

RESULTS OF OPERATIONS

Three months ended June 30	2010	2011	Change
(dollars in millions, except per share amounts)

Net sales	$5,417	6,288	16%
Gross profit	$2,164	2,498	15%
Percent of sales	40.0%	39.7%
SG&A	$1,168	1,363
Percent of sales	21.6%	21.6%
Other deductions, net	$69	87
Interest expense, net	$64	56
Earnings from continuing operations before income taxes	$863	992	15%
Percent of sales	15.9%	15.8%
Earnings from continuing operations common stockholders	$581	683	18%
Net earnings common stockholders	$585	683	17%
Percent of sales	10.8%	10.9%

Diluted EPS – Earnings from continuing operations	$0.76	0.90	18%
Diluted EPS – Net earnings	$0.77	0.90	17%

Net sales for the quarter ended June 30, 2011 were $6,288 million, an increase of $871 million, or 16 percent, compared with net sales of $5,417 million for the quarter ended June 30, 2010. Consolidated results reflect a 10 percent ($530 million) increase in underlying sales (which exclude acquisitions and foreign currency translation), a 4 percent ($194 million) increase from foreign currency translation and a 2 percent ($147 million) favorable impact from acquisitions. The 10 percent increase in underlying sales reflects 9 percent volume growth and an estimated 1 percent benefit from higher selling prices. Underlying sales increased 6 percent in the United States and 13 percent internationally, including Asia (12 percent), Europe (9 percent), Middle East/Africa (26 percent), Latin America (17 percent) and Canada (20 percent). Sales increased in all business segments, led by Process Management, Industrial Automation and Network Power, which were up $278 million, $267 million and $265 million, respectively.

EMERSON ELECTRIC CO. AND SUBSIDIARIES

Costs of sales for the third quarters of 2011 and 2010 were $3,790 million and $3,253 million, respectively. Gross profit of $2,498 million and $2,164 million, respectively, resulted in gross margins of 39.7 percent and 40.0 percent. The increase in gross profit reflects higher volume and leverage, foreign currency translation and acquisitions, while higher materials costs more than offset the increase in prices. The modest decline in gross margin reflects materials cost pressures which are expected to persist for the remainder of the year. The Company is working to mitigate the effect of higher materials costs through pricing actions.

Selling, general and administrative (SG&A) expenses for the third quarter of 2011 were $1,363 million, or 21.6 percent of net sales, an increase of $195 million compared with $1,168 million, or 21.6 percent, for 2010. The increase was largely due to higher sales volume, foreign currency translation and the impact of acquisitions. SG&A as a percent of sales was flat as volume leverage and cost reduction savings were offset by a $13 million increase in incentive stock compensation expense related to changes in the Company’s stock price and higher wage and other costs.

Other deductions, net were $87 million for the third quarter of 2011, an $18 million increase from the prior year, primarily due to increased amortization expense on acquired intangible assets and lower gains on foreign currency transactions, slightly offset by lower rationalization expense. See Notes 5 and 6 for further details regarding other deductions, net and rationalization costs.

Pretax earnings from continuing operations of $992 million for 2011 increased $129 million, or 15 percent, compared with $863 million for 2010, primarily due to higher sales and resulting leverage, savings from prior period cost reductions, higher selling prices and lower interest expense, partially offset by increased materials and wage costs and higher other deductions. Earnings results reflect increases of $68 million in Industrial Automation, $55 million in Process Management and $7 million in Climate Technologies.

Income taxes were $294 million and $266 million for 2011 and 2010, respectively, resulting in effective tax rates of 30 percent and 31 percent. The effective tax rate for fiscal year 2011 is estimated to be approximately 31 percent.

Earnings and earnings per share from continuing operations common stockholders were $683 million and $0.90 for the third quarter of 2011, both increases of 18 percent compared with $581 million and $0.76 for 2010.

Net earnings common stockholders were $683 million and net earnings per share were $0.90 for the third quarter of 2011, both increases of 17 percent, compared with $585 million and $0.77 for 2010. Net earnings for 2010 included earnings from discontinued operations of $4 million related to the divested Motors and LANDesk businesses.

BUSINESS SEGMENTS

Following is an analysis of operating results for the Company’s business segments for the third quarter ended June 30, 2011, compared with the third quarter ended June 30, 2010.  The Company defines segment earnings as earnings before interest and taxes.

Process Management

Three months ended June 30	2010	2011	Change
(dollars in millions)

Sales	$1,511	1,789	18%
Earnings	$311	366	18%
Margin	20.6%	20.4%

Process Management third quarter sales increased 18 percent to $1,789 million as all businesses reported higher sales due to improvement in the capital intensive end markets served by this segment. Very strong sales growth in the measurement and flow business, the valves business and the systems and solutions business was the result of growth in the oil and gas, chemical, power and refining end markets. Underlying sales increased 13 percent from higher volume and foreign currency translation had a 5 percent ($74 million) favorable impact. Underlying sales increased 16 percent in the United States, 17 percent in Asia, 23 percent in Middle East/Africa, 39 percent in Canada and 6 percent in Latin America, while sales declined 1 percent in Europe. Earnings results were led by

EMERSON ELECTRIC CO. AND SUBSIDIARIES

very strong results in the measurement and flow business and increased 18 percent for the period to $366 million, primarily due to the higher sales volume and favorable foreign currency translation. Margin declined slightly as increased business development investments, wages and other costs, and a $7 million unfavorable impact from foreign currency transactions were effectively offset by savings from prior period cost reductions and volume leverage.

Industrial Automation

Three months ended June 30	2010	2011	Change
(dollars in millions)

Sales	$1,124	1,391	24%
Earnings	$162	230	43%
Margin	14.4%	16.6%

Sales increased 24 percent to $1,391 million in the third quarter for Industrial Automation due to improvement in capital goods end markets. Sales and earnings increased in all businesses led by very strong growth in the power generating alternators, fluid automation, electrical drives and power transmission businesses. Underlying sales grew 18 percent, reflecting approximately 14 percent volume growth and an estimated 4 percent benefit from higher selling prices. Foreign currency translation had a 5 percent ($56 million) favorable impact and acquisitions contributed 1 percent ($7 million). Underlying sales increased in all major geographic regions, including 11 percent in the United States, 21 percent in Europe, 20 percent in Asia, 53 percent in Middle East/Africa and 23 percent in Latin America. Earnings were $230 million, compared with $162 million in the prior year, and margin increased 2 percentage points, primarily reflecting higher sales volume, the resulting leverage, and savings from prior period cost reductions. Higher materials costs were offset by higher selling prices.

Network Power

Three months ended June 30	2010	2011	Change
(dollars in millions)

Sales	$1,418	1,683	19%
Earnings	$181	176	(3)%
Margin	12.8%	10.4%

Sales for Network Power increased 19 percent to $1,683 million for the third quarter compared with the prior year, including a 9 percent ($131 million) contribution from the Chloride acquisition, underlying sales growth of 7 percent and a 3 percent ($37 million) favorable impact from foreign currency translation. Underlying sales growth reflects 8 percent from higher volume, less an estimated 1 percent decline from pricing, and was led by strong results in the network power systems business worldwide, including solid growth in the North American uninterruptible power supply and precision cooling business, as well as the embedded power and energy systems businesses. Underlying sales increased 7 percent in Asia, 5 percent in the United States, 4 percent in Europe and 16 percent in Latin America. Earnings of $176 million decreased 3 percent compared to the prior year while margin declined over 2 percentage points. The China market continues to be challenging due to higher labor-related costs and aggressive competitive pricing in the telecommunications sector compared to the prior year. Segment margin was negatively affected by unfavorable product mix, lower volume in the embedded computing business and investment spending on next-generation data center technologies, partially offset by volume leverage. In addition, increased amortization of $16 million from the Chloride acquisition negatively impacted margin by approximately 1.0 percentage point. Although sequential quarterly margin improvement is expected, these challenges are anticipated to continue for the remainder of the fiscal year.

EMERSON ELECTRIC CO. AND SUBSIDIARIES

Climate Technologies

Three months ended June 30	2010	2011	Change
(dollars in millions)

Sales	$1,106	1,171	6%
Earnings	$222	229	3%
Margin	20.1%	19.6%

Climate Technologies sales increased 6 percent in the third quarter to $1,171 million, reflecting a strong sales increase in the worldwide compressor business, partially offset by a decline in the North American temperature controls business which was affected by share loss. Growth in North American end markets was up slightly for refrigeration and air conditioning, while growth in Asia was strong, despite difficult comparisons resulting from prior year stimulus programs in China to support higher efficiency standards. Growth reflects an underlying sales increase of 3 percent, including approximately 1 percent from higher volume and over 2 percent from higher selling prices, a 2 percent ($20 million) positive impact from foreign currency translation, and a 1 percent ($9 million) favorable impact from acquisitions. Underlying sales increased 11 percent internationally, including 9 percent in Asia and 7 percent in Europe, while underlying sales decreased 3 percent in the United States. Earnings increased 3 percent to $229 million due to savings from prior period cost reductions and higher sales volume, partially offset by lost volume and resulting deleverage in the temperature controls business. Higher materials costs were substantially offset by higher selling prices; material cost pressures remain a challenge.

Tools and Storage

Three months ended June 30	2010	2011	Change
(dollars in millions)

Sales	$452	472	4%
Earnings	$94	96	1%
Margin	20.9%	20.2%

Tools and Storage segment sales increased 4 percent to $472 million in the third quarter, reflecting a 3 percent increase in underlying sales and a 1 percent ($7 million) favorable impact from foreign currency translation. Underlying sales growth reflects approximately 1 percent from higher volume and an estimated 2 percent from higher selling prices. The sales increase was led by very strong growth in the professional tools business as well as solid growth in the commercial storage and food waste disposers businesses, partially offset by a decrease in the consumer-related wet/dry vacuums and residential storage businesses. U.S. residential construction markets remain weak. Underlying sales increased 2 percent in the United States and 5 percent internationally. Earnings of $96 million were up 1 percent compared to the prior year, reflecting an increase in the professional tools business offset by decreases in the residential storage and wet/dry vacuums businesses. Margin was negatively affected by unfavorable product mix in the residential storage business and higher materials costs which were nearly offset by higher selling prices.

EMERSON ELECTRIC CO. AND SUBSIDIARIES

NINE MONTHS ENDED JUNE 30, 2011 COMPARED WITH NINE MONTHS ENDED JUNE 30, 2010

Following is an analysis of the Company’s operating results for the nine months ended June 30, 2011, compared with the nine months ended June 30, 2010.

RESULTS OF OPERATIONS

Nine months ended June 30	2010	2011	Change
(dollars in millions, except per share amounts)

Net sales	$15,198	17,677	16%
Gross profit	$5,995	6,967	16%
Percent of sales	39.4%	39.4%
SG&A	$3,505	3,989
Percent of sales	23.0%	22.6%
Other deductions, net	$253	266
Interest expense, net	$196	174
Earnings from continuing operations before income taxes	$2,041	2,538	24%
Percent of sales	13.4%	14.4%
Earnings from continuing operations common stockholders	$1,406	1,719	22%
Net earnings common stockholders	$1,415	1,719	21%
Percent of sales	9.3%	9.7%

Diluted EPS – Earnings from continuing operations	$1.85	2.26	22%
Diluted EPS – Net earnings	$1.86	2.26	22%

Net sales for the nine months ended June 30, 2011 were $17,677 million, an increase of $2,479 million, or 16 percent, compared with net sales of $15,198 million for the prior year. Sales increased in all segments led by Network Power, Industrial Automation and Process Management, which were up $818 million, $789 million and $663 million, respectively. Consolidated results reflect a 12 percent ($1,715 million) increase in underlying sales, a 3 percent ($552 million) increase from acquisitions and a 1 percent ($212 million) favorable impact from foreign currency translation. Underlying sales increased 13 percent internationally and 10 percent in the United States, reflecting volume gains and an estimated 1 percent benefit from higher selling prices. International sales increased in all major geographic regions, including Asia (10 percent), Europe (12 percent), Latin America (19 percent), Middle East/Africa (17 percent) and Canada (22 percent).

Costs of sales for the nine months of 2011 and 2010 were $10,710 million and $9,203 million, respectively. Gross profit of $6,967 million and $5,995 million, respectively, resulted in gross margins of 39.4 percent for both periods. The increase in gross profit primarily reflects higher volume and leverage, acquisitions and savings from cost reduction actions in prior periods. Higher materials costs were partially offset by price increases.

Selling, general and administrative expenses for the nine months of 2011 were $3,989 million, or 22.6 percent of net sales, an increase of $484 million compared with $3,505 million, or 23.0 percent, for 2010. The increase was largely due to higher sales volume and the impact of acquisitions. The decrease in SG&A as a percent of sales was due to volume leverage and cost reduction savings, partially offset by acquisitions and higher wage and other costs.

Other deductions, net were $266 million for the nine months of 2011, a $13 million increase from the same period in the prior year. Higher amortization expense on acquired intangible assets and losses on foreign currency transactions were partially offset by lower rationalization expense, a $15 million gain in the second quarter of this fiscal year related to the acquisition of full ownership of a joint venture in India and lower acquisition costs. See Notes 5 and 6 for further details regarding other deductions, net and rationalization costs.

Pretax earnings from continuing operations of $2,538 million for 2011 increased $497 million, or 24 percent, compared with $2,041 million for 2010, primarily due to higher sales and resulting leverage, cost reduction savings and lower interest expense, slightly offset by higher materials and wage costs and other deductions. Earnings

EMERSON ELECTRIC CO. AND SUBSIDIARIES

increased $224 million in Industrial Automation, $184 million in Process Management and $41 million in Climate Technologies.

Income taxes were $782 million and $594 million for 2011 and 2010, respectively, resulting in effective tax rates of 31 percent and 29 percent.  The increase in the effective tax rate primarily reflects a change in profit mix as U.S. operating results improved more than international, lower benefits from tax holidays, and a prior year $30 million capital loss tax benefit resulting from restructuring at a foreign subsidiary.  The effective tax rate for fiscal year 2011 is estimated to be approximately 31 percent.

Earnings and earnings per share from continuing operations common stockholders were $1,719 million and $2.26 for the nine months of 2011, both increases of 22 percent, compared with $1,406 million and $1.85 for 2010.

Net earnings common stockholders were $1,719 million and net earnings per share were $2.26 for 2011, increases of 21 percent and 22 percent, respectively, compared with $1,415 million and $1.86 for 2010.  Net earnings for 2010 included earnings from discontinued operations of $9 million related to the divested Motors and LANDesk businesses.

BUSINESS SEGMENTS

Following is an analysis of operating results for the Company’s business segments for the nine months ended June 30, 2011, compared with the nine months ended June 30, 2010.  The Company defines segment earnings as earnings before interest and taxes.

Process Management

Nine months ended June 30	2010	2011	Change
(dollars in millions)

Sales	$4,321	4,984	15%
Earnings	$768	952	24%
Margin	17.8%	19.1%

Process Management sales for the nine months increased 15 percent to $4,984 million as all businesses reported higher sales and all but the systems and solutions business reported higher earnings due to improvement in the capital intensive end markets served by this segment. Sales growth was very strong for the measurement and flow business, valves business and systems and solutions business as a result of growth in the oil and gas, chemical, power and refining end markets. Underlying sales increased 13 percent on higher volume, which includes slight market penetration gains, and foreign currency translation had a 2 percent ($89 million) favorable impact. Underlying sales increased in all major geographic regions, including the United States (15 percent), Asia (14 percent), Canada (43 percent), Latin America (15 percent), Europe (4 percent) and Middle East/Africa (8 percent). Earnings increased 24 percent to $952 million and margin improved primarily due to higher sales volume and resulting leverage, savings from prior period cost reductions, and $14 million lower restructuring expense, partially offset by increased business development investments, wages and other costs, and a $20 million unfavorable impact from foreign currency transactions compared to prior year when the U.S. dollar was strengthening.

Industrial Automation

Nine months ended June 30	2010	2011	Change
(dollars in millions)

Sales	$3,120	3,909	25%
Earnings	$401	625	56%
Margin	12.8%	16.0%

Sales increased 25 percent to $3,909 million in Industrial Automation for the nine months due to improvement in the capital goods end markets. Sales increased in all businesses led by very strong growth in the power generating

EMERSON ELECTRIC CO. AND SUBSIDIARIES

alternators, electrical drives, fluid automation and power transmission businesses. Underlying sales increased 23 percent, foreign currency translation had a 1 percent ($40 million) favorable impact and the SSB acquisition added 1 percent ($25 million). The underlying sales growth reflects approximately 20 percent higher volume and an estimated 3 percent benefit from higher selling prices. Underlying sales increased in all regions, including 21 percent in the United States, 25 percent in Europe, 22 percent in Asia, 48 percent in Middle East/Africa and 41 percent in Latin America. Earnings were $625 million, compared with $401 million in the prior year, and margin increased 3 percentage points, reflecting higher sales volume and resulting leverage, savings from prior period cost reductions, and lower restructuring costs of $26 million, slightly offset by $7 million of unfavorable foreign currency transactions due to prior year strengthening of the U.S. dollar. Higher materials costs were substantially offset by higher selling prices.

Network Power

Nine months ended June 30	2010	2011	Change
(dollars in millions)

Sales	$4,150	4,968	20%
Earnings	$545	508	(7)%
Margin	13.1%	10.2%

Sales for Network Power increased 20 percent to $4,968 million for 2011 led by the Chloride and Avocent acquisitions which contributed 12 percent ($509 million), plus underlying sales growth of 7 percent and a favorable impact from foreign currency translation of 1 percent ($55 million). Led by strong results in the network power systems business worldwide, including strong growth in the North American uninterruptible power supply and precision cooling business, as well as the embedded power business, underlying sales growth reflects 8 percent from higher volume, less an estimated 1 percent decline in pricing. Underlying sales increased 7 percent in the United States, 5 percent in Asia, 5 percent in Europe, 16 percent in Latin America and 47 percent in Middle East/Africa. Earnings of $508 million decreased 7 percent along with a 3 percentage point margin decrease. The China market continues to be challenging due to higher labor-related costs and aggressive competitive pricing in the telecommunications sector compared to prior year. Margin was negatively impacted by higher materials cost (including inventory expediting costs), unfavorable product mix and investment spending on next-generation data center technologies, partially offset by volume leverage and savings from prior period cost reductions. In addition, increased amortization of $57 million from the Chloride and Avocent acquisitions plus other Chloride acquisition-related costs of $27 million negatively impacted margin by approximately 1.7 percentage points in total.

Climate Technologies

Nine months ended June 30	2010	2011	Change
(dollars in millions)

Sales	$2,798	2,995	7%
Earnings	$498	539	8%
Margin	17.8%	18.0%

Climate Technologies sales increased 7 percent in the nine months to $2,995 million, reflecting a strong increase in the compressor business, partially offset by declines in the temperature controls business, including share loss, and the temperature sensors business. The North American refrigeration and air conditioning end markets experienced solid growth while growth in Asia was especially strong given the prior year benefit from stimulus programs in China. Sales growth reflects a 5 percent underlying increase, including approximately 4 percent from higher volume and an estimated over 1 percent from higher selling prices, a 1 percent ($19 million) favorable impact from foreign currency translation and a 1 percent ($18 million) positive contribution from acquisitions. Underlying sales increased 2 percent in the United States and 10 percent internationally, including 9 percent in both Asia and Europe. Earnings and margin improved due to higher selling prices, savings from prior period cost reductions and favorable product mix, partially offset by higher materials costs as well as lost volume and deleverage in the temperature controls business.

EMERSON ELECTRIC CO. AND SUBSIDIARIES

Tools and Storage

Nine months ended June 30	2010	2011	Change
(dollars in millions)

Sales	$1,308	1,373	5%
Earnings	$264	280	6%
Margin	20.2%	20.4%

Tools and Storage segment sales increased 5 percent to $1,373 million for the nine months of 2011. Sales growth reflects an underlying increase of 5 percent, including approximately 4 percent from higher volume and an estimated 1 percent from higher selling prices, a favorable foreign currency translation impact of 1 percent ($9 million), and a negative 1 percent impact from outsourcing freight operations in 2010. The sales increase was led by very strong growth in the professional tools business and moderate growth in the commercial storage and food waste disposers businesses, partially offset by modest decreases in the consumer-related wet/dry vacuums and residential storage businesses due to continued weak U.S. residential construction markets. Underlying sales increased 3 percent in the United States and 9 percent internationally, while earnings increased 6 percent to $280 million, reflecting earnings growth in the professional tools business partially offset by lower earnings in the residential storage, wet/dry vacuums and food waste disposers businesses. Margin increased due to savings from prior period cost reductions as well as higher sales volume and resulting leverage in the professional tools business, largely offset by higher freight costs. Higher materials costs were substantially offset by price increases.

FINANCIAL CONDITION

Key elements of the Company's financial condition for the nine months ended June 30, 2011 as compared to the year ended September 30, 2010 and the nine months ended June 30, 2010 follow:

	Sept 30, 2010		June 30, 2011
Working capital (in millions)	$2,514		2,975
Current ratio	1.4 to 1		1.5 to 1
Total debt-to-total capital	34.1%		32.5%
Net debt-to-net capital	26.2%		24.1%
Interest coverage ratio	11.3	X	14.3	X

The Company's interest coverage ratio (earnings from continuing operations before income taxes and interest expense, divided by interest expense) was 14.3X for the nine months of 2011, compared with 10.7X for the prior year, primarily due to higher earnings and lower average borrowings in 2011. Financial ratios remain strong and the Company has repositioned itself for future growth after investing $3 billion in strategic acquisitions and completing divestitures in fiscal 2010.

Cash and equivalents increased $189 million during the nine months of 2011. Cash provided by operating activities of $1,978 million was down $44 million compared with $2,022 million in the prior year period as increased earnings and lower pension funding were offset by an increase in operating working capital. With resumption of growth in the current year, additional investment in working capital has been necessary. Operating cash flow and an increase in short-term borrowings of $198 million funded dividends of $781 million, treasury stock purchases of $495 million, capital expenditures of $403 million and purchases of businesses of $228 million. For the nine months ended June 30, 2011, free cash flow of $1,575 million (operating cash flow of $1,978 million less capital expenditures of $403 million) was down $147 million from free cash flow of $1,722 million (operating cash flow of $2,022 million less capital expenditures of $300 million) in the prior year period.

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

FISCAL 2011 OUTLOOK

Based on the Company’s performance in the nine months and current visibility, fiscal 2011 diluted earnings per share are forecast to be in the range of $3.20 to $3.30, with fiscal 2011 sales forecast in the range of $24.3 billion to $24.8 billion, an increase of 15 to 18 percent compared with 2010 sales of $21.0 billion. Underlying sales are expected to increase in the range of 10 percent to 13 percent, which excludes estimated favorable increases of 3 percent from completed acquisitions and 2 percent from foreign currency translation at current exchange rates. Underlying sales growth is tracking toward the lower end of the current range based on the order trends from the last two months. Rationalization of operations expense is estimated to be approximately $80 million to $90 million, operating cash flow is targeted at approximately $3.3 billion to $3.5 billion and capital expenditures are estimated at approximately $0.6 billion.

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

Item 4. Controls and Procedures

Emerson maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Company’s certifying officers, as appropriate to allow timely decisions regarding required disclosure.  Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of June 30, 2011, to provide reasonable assurance of the achievement of these objectives.

Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports.

There was no change in the Company's internal control over financial reporting during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

EMERSON ELECTRIC CO. AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities.

Period	Total Number of Shares Purchased (000s)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (000s)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (000s)
April 2011	1,000	$58.35	1,000	45,130
May 2011	2,325	$54.51	2,325	42,805
June 2011	2,725	$52.74	2,725	40,080
Total	6,050	$54.35	6,050	40,080

The Company’s Board of Directors authorized the repurchase of up to 80 million shares under the May 2008 program.

Item 6. Exhibits.

(a)	Exhibits (Listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

12	Ratio of Earnings to Fixed Charges.

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

101
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the three and nine months ended June 30, 2010 and 2011, (ii) Consolidated Balance Sheets at September 30, 2010 and June 30, 2011, (iii) Consolidated Statements of Cash Flows for the nine months ended June 30, 2010 and 2011, and (iv) Notes to Consolidated Financial Statements for the three and nine months ended June 30, 2011.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act or the Exchange Act, or otherwise subject to liability under those sections, except as shall be expressly set forth by specific reference in such filing.

EMERSON ELECTRIC CO. AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMERSON ELECTRIC CO.

Date: August 3, 2011	By	/s/ Frank J. Dellaquila
Frank J. Dellaquila
Senior Vice President and Chief Financial Officer
(on behalf of the registrant and as Chief Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit

12	Ratio of Earnings to Fixed Charges.

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

101
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the three and nine months ended June 30, 2010 and 2011, (ii) Consolidated Balance Sheets at September 30, 2010 and June 30, 2011, (iii) Consolidated Statements of Cash Flows for the nine months ended June 30, 2010 and 2011, and (iv) Notes to Consolidated Financial Statements for the three and nine months ended June 30, 2011.  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, and shall not be deemed “filed” or part of any registration statement or prospectus for purposes of Section 11 or 12 under the Securities Act or the Exchange Act, or otherwise subject to liability under those sections, except as shall be expressly set forth by specific reference in such filing.