Form 10-K
period 2011-09-30
EMERSON ELECTRIC CO
filed 2011-11-22
CIK 32604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011
OR
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
Yes ☐ No ☒

Aggregate market value of the voting stock held by nonaffiliates of the registrant as of close of business on March 31, 2011: $43.8 billion.

Common stock outstanding at October 31, 2011: 735,749,636 shares.

Documents Incorporated by Reference

1.	Portions of Emerson Electric Co. 2011 Annual Report to Stockholders (Parts I and II).

2.	Portions of Emerson Electric Co. Notice of 2012 Annual Meeting of Stockholders and Proxy Statement (Part III).

PART I

Item 1.  Business

Emerson was incorporated in Missouri in 1890, and has grown from a regional manufacturer of electric motors and fans into a diversified global technology company. Having expanded its product lines through internal growth and acquisitions, Emerson today is designing and supplying products and technology, and delivering engineering services and solutions in a wide range of industrial, commercial and consumer markets around the world.

Emerson is organized into the business segments below, based on the nature of the products and services rendered (more complete descriptions follow):

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

Sales, earnings before interest and income taxes, and total assets attributable to each business segment for the three years ended September 30, 2011, are set forth in Note 16 of Notes to Consolidated Financial Statements of the 2011 Annual Report, which note is hereby incorporated by reference. Percentage sales by segment in 2011 were Process Management 28 percent, Industrial Automation 21 percent, Network Power 27 percent, Climate Technologies 16 percent, and Tools and Storage 8 percent. Sales by geographic destination in 2011 were United States and Canada 45 percent, Asia 23 percent, Europe 22 percent, Latin America 5 percent, and Middle East/Africa 5 percent. Information with respect to acquisition and divestiture activities and rationalization of operations by Emerson is set forth in Notes 3 and 5 of Notes to Consolidated Financial Statements of the 2011 Annual Report, which notes are hereby incorporated by reference.

PROCESS MANAGEMENT

The Process Management segment offers customers products and technology as well as engineering and project management services for precision measurement, control, monitoring and asset optimization of oil and gas reservoirs and power generating plants, or plants that process or treat such items as oil, natural gas and petrochemicals; food and beverages; pulp and paper; pharmaceuticals; and municipal water supplies. This array of products and services helps customers optimize their plant capabilities in the areas of plant safety and reliability, product quality and output. In 2011, sales by geographic destination for this segment were United States and Canada 38 percent, Asia 24 percent, Europe 22 percent, Latin America 7 percent, and Middle East/Africa 9 percent.

Process Management Systems and Software

Process Management systems and software control plant processes by collecting and analyzing information from measurement devices in the plant, and then use that information to adjust valves, pumps, motors, drives and other control hardware for maximum product quality and process efficiency. Software capabilities also include upstream oil and gas reservoir simulation and modeling for production optimization. Emerson’s process control systems can be extended wirelessly to support a mobile workforce with handheld tools/communicators, provide site-wide location tracking of people and assets, and enable video monitoring and communication with wireless field devices, thereby increasing the information available to operators.

Measurement and Analytical Instrumentation

Measurement instrumentation measures the physical properties of liquids or gases in a process stream, such as pressure, temperature, level, or rate and amount of flow, and communicates this information to a control system. Measurement technologies provided by Emerson include Coriolis direct mass flow, magnetic flow, vortex flow, ultrasonic flow, differential pressure, ultralow-flow fluid measurement, temperature sensors and radar-based tank gauging. Emerson measurement products are also often used in custody transfer applications, such as the transfer of gasoline from a storage tank to a tanker truck, where precise metering of the amount of fluid transferred helps ensure accurate asset management. Complementary products include onshore and subsea multi-phase meters, wetgas meters, downhole gauges and corrosion/erosion instruments.

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

The Company also provides these same technologies with wireless communication capability, allowing customers to monitor processes or equipment that were previously not measurable (remote, moving/rotating) or not economical to measure due to the cost and difficulty of running wires in industrial process plants.

Valves, Actuators and Regulators

Control valves respond to commands from a control system to continuously and precisely modulate the flow of process fluids to provide maximum process efficiency and product quality. Emerson provides sliding stem valves, rotary valves, butterfly valves and related valve actuators and controllers. Emerson also provides a line of industrial and residential regulators, whose function is to reduce the pressure of fluids such as liquid natural gas and liquid petroleum gas for transfer from high-pressure supply lines to lower pressure systems.

PlantWeb® Digital Plant Architecture

PlantWeb digital plant architecture combines the technologies described above with the advantages of “intelligent” plant devices (valves and measurement instruments that have advanced diagnostic capabilities), open communication standards (non-proprietary wired and wireless digital protocols allowing the plant devices and the control system to “talk” with one another) and integrated modular software, not only to better control the process but also to collect and analyze valuable information about plant assets and processes. This capability gives customers the ability to detect or predict changes in equipment and process performance and the associated impact on plant operations. PlantWeb architecture provides the insight to improve plant availability and safety, and also furnishes a platform to continually improve asset management and standards compliance, and to reduce startup, operations and maintenance costs.

Industry Services and Solutions

Process Management’s array of process automation and asset optimization services can improve automation project implementation time and costs, increase process availability and productivity, and reduce total cost of ownership. Global industry centers offer engineering and project management services to help customers extract maximum performance and reliability from their process equipment and automation assets. These centers serve industries such as oil and gas, pulp and paper, chemical, power, food and beverage, and life sciences. They also assist customers in diagnosing equipment problems and plant inefficiencies.

Distribution

The principal worldwide distribution channel for the Process Management segment is a direct sales force, although a network of independent sales representatives, and to a lesser extent, independent distributors purchasing these products for resale are also utilized. Approximately half of sales in the United States are made through a direct sales force with the remainder primarily through independent sales representatives. In Europe and Asia, sales are primarily made through a direct sales force with the remainder split evenly between independent sales representatives and distributors.

Brands

Service/trademarks and trade names within the Process Management segment include Emerson Process Management, AMS Suite, Baumann, Bettis, Bristol, CSI, Damcos, Daniel, DeltaV, EIM, El-O-Matic, Enable, Epro, Fisher, Go Switch, Guardian, Micro Motion, Net Safety, Ovation, PlantWeb, RMS, ROC, Rosemount, Roxar, Smart Process, SureService, Tescom, TopWorx and Valvetop.

INDUSTRIAL AUTOMATION

The Industrial Automation segment provides integrated manufacturing solutions to our customers at the source of manufacturing their own products. Products include motors, power generating alternators, power transmission solutions, fluid controls and materials joining equipment. Through these offerings, the Company brings technology and enhanced quality to the customer’s final product. In 2011, sales by geographic destination for this segment were United States and Canada 39 percent, Asia 16 percent, Europe 38 percent, Latin America 3 percent, and Middle East/Africa 4 percent.

Motors and Drives

Industrial Automation provides a broad line of drives and electric motors that are used in a wide variety of manufacturing operations and products, including production assembly lines, escalators in shopping malls and supermarket checkout stations. Products in this category include alternating current (AC) and direct current (DC) electrical variable speed drives, servo motors, pump motors, drive control systems, integral horsepower motors (1 HP and above), fractional horsepower motors (less than 1 HP), hermetic motors and gear drives.

Power Generation

Power generation includes low, medium and high voltage alternators for use in diesel and gas powered generator sets, as well as high frequency alternators, AC motor/generator sets, traction generators, wind power generators, wind turbine pitch control systems and solar photovoltaic converters.

Power Transmission

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

Materials Joining and Precision Cleaning

The Company supplies both plastics joining technologies and equipment, and metal welding and joining processes to a diversified manufacturing customer base, including automotive, medical devices and toys. The Company also provides precision cleaning and liquid processing solutions to industrial and commercial manufacturers. Products include ultrasonic joining and cleaning equipment; linear and orbital vibration welding equipment; systems for hot plate welding, spin and laser welding equipment; and aqueous, semi-aqueous and vapor cleaning systems.

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

Distribution

On a worldwide basis, the primary distribution channel for the Industrial Automation segment is through direct sales forces, including to original equipment manufacturers. Independent distributors constitute the next significant sales channel, mostly to reach end users. To a lesser extent, independent sales representatives are utilized, particularly for electrical distribution products in the United States.

Brands

Service/trademarks and trade names within the Industrial Automation segment include Emerson Industrial Automation, Appleton, ASCO, ASCO Joucomatic, ASCO Numatics, Branson Ultrasonics, Browning, Control Techniques, Emerson Power Transmission, Kato Engineering, Kop-Flex, Leroy Somer, McGill, Morse, O-Z/Gedney, SSB Wind Systems, System Plast and Trident.

NETWORK POWER

The Network Power segment designs, manufactures, installs and maintains products providing “grid to chip” electric power conditioning, power reliability and environmental control for telecommunications networks, data centers and other critical applications, and also provides comprehensive data center infrastructure management solutions. Products in this segment include uninterruptible power systems, embedded power supplies, embedded computing systems, precision cooling, inbound power systems, integrated data center monitoring, and control devices and software, plus 24-hour service. In 2011, sales by geographic destination for this segment were United States and Canada 39 percent, Asia 33 percent, Europe 19 percent, Latin America 6 percent, and Middle East/Africa 3 percent.

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

Embedded Computing and Power

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

Precision Cooling

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

Data Center Infrastructure Management

The Company provides comprehensive data center management solutions through server access technologies that enable access, monitoring and control of the information technology infrastructure and provide linkage with data center operations.

Connectivity Solutions

Connectivity products serve the needs of the wireless communications, telephone and data network, CATV, defense, security systems and health care industries and other industrial customers globally with a broad range of radio frequency, microwave and fiber optic interconnect components and assemblies.

Service and Site Operations

Network Power staffs Energy Operation Centers in more than 30 countries, and deploys field service personnel worldwide to assist customers in managing their network support systems. Services include on-site operations management, energy consumption monitoring, preventive maintenance, electrical testing, remote monitoring and management, and 24-hour service capability.

Distribution

Network Power segment sales are primarily through worldwide direct sales forces, particularly in Europe and Asia. The remainder of sales is handled by independent sales representatives, particularly in the United States, and independent distributors.

Brands

Service/trademarks and trade names within the Network Power segment include Emerson Network Power, Aperture, Artesyn, ASCO Power Technologies, Astec, Avocent, Chloride, Knürr, Liebert, Liebert Services, NetXtend, Netsure, Semflex, Stratos and Trompeter.

CLIMATE TECHNOLOGIES

The Climate Technologies segment provides products and services for all areas of the climate control industry, including residential heating and cooling, commercial air conditioning, and commercial and industrial refrigeration. Our technology enables homeowners and businesses to better manage their heating, air conditioning and refrigeration systems for improved control and lower energy costs. This segment also provides services that digitally control and remotely monitor refrigeration units in grocery stores and other food distribution outlets to enhance freshness and food safety. In 2011, sales by geographic destination for this segment were United States and Canada 54 percent, Asia 23 percent, Europe 13 percent, Latin America 6 percent, and Middle East/Africa 4 percent.

Residential and Commercial Heating and Air Conditioning

The Company provides a full range of heating and air conditioning products that help reduce operational and energy costs and create comfortable environments in all types of buildings. These products include reciprocating and scroll air conditioning compressors, including ultra-efficient residential scroll compressors with two stages of cooling capacity as well as variable speed scroll compressors; standard and programmable thermostats; monitoring equipment and electronic controls for gas and electric heating systems; gas valves for furnaces and water heaters; ignition systems for furnaces; sensors and thermistors for home appliances; and temperature sensors and controls.

Commercial and Industrial Refrigeration

Our technology is incorporated into equipment to refrigerate food and beverages in supermarkets, convenience stores, food service operations and refrigerated trucks and transport containers. Climate Technologies refrigeration products are also used in a wide variety of industrial applications, including medical applications, food processing and cold storage. These products include reciprocating, scroll and screw compressors; precision flow controls; system diagnostics and controls that provide precise temperature management; and environmental control systems.

Services and Solutions

Services and solutions enable global customers to optimize the performance of facilities including large-scale retailers, supermarkets, convenience stores and food services facilities. By providing expertise in air conditioning, refrigeration and lighting control, Climate Technologies performs as a complete facility manager for its customers. The Company’s expertise allows customers to reduce energy and maintenance costs, thereby improving overall facility uptime. In addition to industry-leading controls, products include facility design and project management, commissioning services, facility monitoring services, and energy modeling and consultancy.

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

TOOLS AND STORAGE

Emerson’s Tools and Storage segment includes a broad range of tools, storage products and appliance solutions. In 2011, sales by geographic destination for this segment were United States and Canada 84 percent, Asia 4 percent, Europe 7 percent, Latin America 3 percent, and Middle East/Africa 2 percent.

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

Distribution

The principal worldwide distribution channels for the Tools and Storage segment are distributors and direct sales forces. Professional tools are sold almost exclusively worldwide through distributors. Independent sales representatives are utilized to a lesser extent, particularly for storage solutions. Appliance solutions are sold through direct sales force networks and distributors.

Brands

Service/trademarks and trade names within the Tools and Storage segment include Emerson, Emerson Appliance Solutions, Emerson Professional Tools, Emerson Storage Solutions, ClosetMaid, Flo Healthcare, InSinkErator, Knaack, Lionville, MedDispense, METRO, ProTeam, RIDGID and Weather Guard.

PRODUCTION

Emerson utilizes various production operations and methods. The principal production operations are electronics assembly, metal stamping, forming, casting, machining, welding, plating, heat treating, painting and assembly. In addition, Emerson uses specialized production operations, including automatic and semiautomatic testing, automated material handling and storage, ferrous and nonferrous machining, and special furnaces for heat treating and foundry applications. Management believes the equipment, machinery and tooling used in these processes are of modern design and well maintained.

RAW MATERIALS

Emerson's major requirements for basic raw materials include steel, copper, cast iron, electronics, rare earth metals, aluminum, brass, and to a lesser extent, plastics and other petroleum-based chemicals. Emerson seeks to secure multiple sources of supply for each of its major requirements in order to avoid significant dependence on any one or a few suppliers. However, the supply of materials or other items could be disrupted by natural disasters or other events. Despite market price volatility for certain requirements and materials pricing pressures at some of our businesses, the raw materials and various purchased components needed for the Company’s products have generally been available in sufficient quantities.

PATENTS, TRADEMARKS AND LICENSES

The Company maintains an intellectual property portfolio it has developed or acquired over a number of years, including patents, trademarks and licenses. The Company also continues to develop or acquire new intellectual property on an ongoing basis. New patent applications are continuously filed to protect the Company’s ongoing research and development activities. The Company’s trademark registrations may be renewed and their duration is dependent upon national laws and trademark use. While this proprietary intellectual property portfolio is important to the Company in the aggregate, management does not regard any of its segments as being dependent on any single patent, trademark registration or license.

BACKLOG

The Company’s estimated consolidated order backlog was $6,030 million and $5,616 million at September 30, 2011 and 2010, respectively. The vast majority of the September 30, 2011 consolidated backlog amount is expected to be shipped within one year. The estimated backlog by business segment at September 30, 2011 and 2010 follows (dollars in millions):

	2010	2011
Process Management	$2,868	3,313
Industrial Automation	619	629
Network Power	1,641	1,650
Climate Technologies	395	343
Tools and Storage	93	95
Total Backlog	$5,616	6,030

COMPETITION

Emerson's businesses operate in markets that are highly competitive. The Company competes based on product performance, quality, service and/or price across the industries and markets served. A significant element of the Company's competitive strategy is to deliver solutions to our customers by manufacturing high quality products at the best relevant global cost. Although no single company competes directly with Emerson in all of the Company's product lines, various companies compete in one or more product lines and the number of competitors varies by product line. Some competitors have substantially greater sales, assets and financial resources than Emerson and the Company also competes with many smaller companies. Management believes Emerson has a market leadership position in many of its product lines.

RESEARCH AND DEVELOPMENT

Costs associated with Company-sponsored research and development activities were $555 million, $473 million and $460 million in 2011, 2010 and 2009, respectively.

ENVIRONMENT

The Company's manufacturing locations generate waste, the treatment, storage, transportation and disposal of which are subject to federal, state, foreign and/or local laws and regulations relating to protection of the environment. Compliance with laws regulating the discharge of materials into the environment or otherwise relating to protection of the environment has not had a material effect upon Emerson's capital expenditures, earnings or competitive position. The Company does not anticipate having material capital expenditures for environmental control facilities during the next fiscal year.

EMPLOYEES

Emerson and its subsidiaries had an average of approximately 133,200 employees during 2011. Management believes that the Company's employee relations are favorable. Some of the Company's employees are represented under collective bargaining agreements, but none of these agreements is considered significant. See Note 5 of Notes to Consolidated Financial Statements of the 2011 Annual Report, which note is hereby incorporated by reference, for further information.

DOMESTIC AND FOREIGN OPERATIONS

International sales were $14,322 million in 2011, $11,938 million in 2010 and $11,416 million in 2009, including U.S. exports of $1,520 million, $1,317 million and $1,211 million in 2011, 2010 and 2009, respectively. Although there are additional risks attendant to foreign operations, such as possible nationalization of facilities, currency fluctuations and restrictions on the movement of funds, Emerson's financial position has not been materially affected thereby to date. See Note 16 of Notes to Consolidated Financial Statements of the 2011 Annual Report, which note is hereby incorporated by reference, for further information with respect to foreign operations.

INTERNET ACCESS

Emerson's Forms 10-K, 10-Q, 8-K and all amendments to those reports are available without charge through the Company’s website on the Internet as soon as reasonably practicable after they are electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (SEC). They may be accessed as follows: www.Emerson.com, Investor Relations, SEC Filings. Information on Emerson’s website does not constitute part of this Form 10-K.

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

We Operate in Businesses That Are Subject to Competitive Pressures That Could Affect Prices or Demand for Our Products

Our businesses operate in markets that are highly competitive, and we compete on the basis of product performance, quality, service and/or price across the industries and markets served. A significant element of our competitive strategy is to deliver solutions to our customers by manufacturing high quality products at the best relevant global cost. Various companies compete with us in one or more product lines and the number of competitors varies by product line. Some of our competitors have substantially greater sales, assets and financial resources than our Company and we also compete with many smaller companies. Competitive pressures could adversely affect prices or customer demand for our products, impacting our sales or profit margins, and/or resulting in a loss of market share.

Our Operating Results Depend in Part on Continued Successful Research, Development and Marketing of New and/or Improved Products and Services, and There Can Be No Assurance That We Will Continue to Successfully Introduce New Products and Services

The success of new and improved products and services depends on their initial and continued acceptance by our customers. Our businesses are affected by varying degrees of technological change and corresponding shifts in customer demand, which result in unpredictable product transitions, shortened life cycles and increased importance of being first to market with new products and services. We may experience difficulties or delays in the research, development, production and/or marketing of new products and services which may negatively impact our operating results and prevent us from recouping or realizing a return on the investments required to continue to bring new products and services to market.

We Engage in Acquisitions, and May Encounter Difficulties in Integrating These Businesses and Therefore We May Not Realize the Anticipated Benefits of the Acquisitions

We are a company that, from time to time, seeks to grow through strategic acquisitions. In 2011 and in past years, we have made various acquisitions and entered into joint venture arrangements intended to complement or expand our business, and may continue to do so in the future (see Note 3 of Notes to Consolidated Financial Statements of the 2011 Annual Report, which note is hereby incorporated by reference). The success of these transactions will depend on our ability to integrate assets and personnel acquired in these transactions and to cooperate with our strategic partners. We may encounter difficulties in integrating acquisitions with our operations, and in managing strategic investments. Furthermore, we may not realize the degree, or timing, of benefits we anticipate when we first enter into a transaction. Any of the foregoing could adversely affect our business and results of operations.

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

We Use a Variety of Raw Materials and Components in Our Businesses, and Significant Shortages or Price Increases Could Increase Our Operating Costs and Adversely Impact the Competitive Positions of Our Products

Our major requirements for raw materials include steel, copper, cast iron, electronics, rare earth metals, aluminum, brass and, to a lesser extent, plastics and other petroleum-based chemicals. Emerson seeks multiple sources of supply for each of its major requirements in order to avoid significant dependence on any one or a few suppliers. However, the supply of materials or other items could be disrupted by natural disasters or other events. Significant shortages or price increases could impact the prices our affected businesses charge, their operating costs and the competitive position of their products and services, which could adversely affect our results of operations. While we monitor market prices of the commodities we require and attempt to reduce price exposure through hedging activities, this risk could adversely affect our operating results.

Our Operations Depend on Production Facilities Throughout the World, a Majority of Which Are Located Outside the United States and Subject to Increased Risks of Disrupted Production Causing Delays in Shipments and Loss of Customers and Revenue

We manage businesses with manufacturing facilities worldwide, a majority of which are located outside the United States, and also source certain materials internationally. Emerging market sales now represent over one-third of total sales and serving a global customer base requires that we place more materials sourcing and production in emerging markets to capitalize on market opportunities and maintain our best-cost position. Our and our suppliers’ international production facilities and operations could be disrupted by a natural disaster, labor strife, war, political unrest, terrorist activity or public health concerns, particularly in emerging countries that are not well-equipped to handle such occurrences.

Our manufacturing facilities abroad also may be more susceptible to changes in laws and policies in host countries and economic and political upheaval than our domestic facilities. Any such disruption could cause delays in shipments of products and the loss of sales and customers, and insurance proceeds may not adequately compensate us.

Our Substantial Sales Abroad Subject Us to Economic Risk as Our Results of Operations May Be Adversely Affected by Foreign Currency Fluctuations and Changes in Local Government Regulations and Policies

We sell, manufacture, engineer and purchase products in overseas markets. A significant portion of our sales is outside the United States, and we expect sales from non-U.S. markets to continue to represent a significant portion of our total sales. International sales and operations are subject to changes in local government regulations and policies, including those related to tariffs and trade barriers, investments, taxation, exchange controls, and repatriation of earnings, which could adversely affect our results. Changes in the relative values of currencies occur from time to time and have affected our operating results and could do so in the future. While we monitor our exchange rate exposures and attempt to reduce this exposure through hedging activities, this risk could adversely affect our operating results.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2. Properties

At September 30, 2011, Emerson had approximately 235 manufacturing locations worldwide, of which approximately 155 were located outside the United States, primarily in Europe and Asia, and to a lesser extent in Canada and Latin America. The approximate numbers of manufacturing locations by business segment are: Process Management, 60; Industrial Automation, 75; Network Power, 45; Climate Technologies, 35; and Tools and Storage, 20. The majority of the locations are owned, with the remainder occupied under lease. The Company considers its facilities suitable and adequate for the purposes for which they are used.

Item 3. Legal Proceedings

The information regarding legal proceedings set forth in Note 12 of Notes to Consolidated Financial Statements of the 2011 Annual Report is hereby incorporated by reference.

Item 4. [Removed and Reserved]

Executive Officers of the Registrant

The following sets forth certain information as of November 21, 2011 with respect to Emerson's executive officers. The Fiscal Year column indicates the first year the executive served as an officer of the Company. These officers have been elected or appointed to terms which expire February 7, 2012:

Name	Position	Age	Fiscal Year

D. N. Farr*	Chairman of the Board and Chief Executive Officer	56	1985

C. W. Ashmore	Executive Vice President - Planning and Development	49	2001

F. J. Dellaquila	Senior Vice President and Chief Financial Officer	54	1991

W. J. Galvin	Vice Chairman	65	1984

E. L. Monser	President and Chief Operating Officer	61	2002

C. A. Peters	Senior Executive Vice President	56	1990

R. J. Schlueter	Vice President, Controller and Chief Accounting Officer	57	1992

F. L. Steeves	Executive Vice President, Secretary and General Counsel	57	2007

*Also chairman of the Executive Committee of the Board of Directors.

There are no family relationships among any of the executive officers and directors.

David N. Farr has been Chief Executive Officer since October 2000, was appointed Chairman of the Board in September 2004, and also served as President from November 2005 to October 2010. Craig W. Ashmore was appointed Executive Vice President - Planning and Development in October 2009. Prior to his current position, Mr. Ashmore was Senior Vice President - Planning and Development from October 2004 to September 2009 and Group Vice President from 2003 to 2004. Frank J. Dellaquila was appointed Chief Financial Officer in February 2010. Prior to his current position, Mr. Dellaquila was Senior Vice President - Finance and Controller from August 2009 to February 2010 and Senior Vice President - Acquisitions and Development from 2004 to 2009. Walter J. Galvin was appointed Vice Chairman in October 2009. Prior to his current position, Mr. Galvin was Chief Financial Officer from 1993 to February 2010, Senior Executive Vice President from October 2004 to September 2009 and Executive Vice President from February 2000 to October 2004. Edward L. Monser was appointed President in October 2010 and has been Chief Operating Officer since November 2001. Charles A. Peters has been Senior Executive Vice President since October 2000. Richard J. Schlueter was appointed Controller in October 2011. He has been Vice President Accounting since 1999 and was also appointed Chief Accounting Officer in February 2003. Frank L. Steeves was appointed Executive Vice President in October 2011. He was appointed Senior Vice President, Secretary and General Counsel in March 2007, prior to which he was Vice Chairman of the Milwaukee-based law firm of von Briesen & Roper, S.C., which has provided legal services to the Company since 2001. Mr. Steeves joined von Briesen and Roper as a partner in 2001, and became Vice Chairman of the firm in 2004.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Information regarding the market for the Company's common stock, quarterly market price ranges and dividend payments is set forth in Note 18 of Notes to Consolidated Financial Statements of the 2011 Annual Report, which note is hereby incorporated by reference. There were approximately 23,765 stockholders of record at September 30, 2011.

Period	Total Number of Shares Purchased (000s)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (000s)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (000s)
July 2011	2,225	$54.98	2,225	37,855
August 2011	3,625	$45.21	3,625	34,230
September 2011	3,575	$44.09	3,575	30,655
Total	9,425	$47.09	9,425	30,655

The Company’s Board of Directors authorized the repurchase of up to 80 million shares under the May 2008 program.

Item 6. Selected Financial Data

Years ended September 30
(dollars in millions, except per share amounts)

	2007	2008	2009	2010	2011

Net sales	$21,013	23,751	20,102	21,039	24,222
Earnings from continuing operations – common stockholders	$2,087	2,446	1,715	1,978	2,454
Basic earnings per common share from continuing operations	$2.63	3.13	2.27	2.62	3.26
Diluted earnings per common share from continuing operations	$2.60	3.10	2.26	2.60	3.24
Cash dividends per common share	$1.05	1.20	1.32	1.34	1.38
Long-term debt	$3,372	3,297	3,998	4,586	4,324
Total assets	$19,680	21,040	19,763	22,843	23,861

The following businesses are classified as discontinued operations: heating elements for 2011 only, appliance motors and U.S. commercial and industrial motors for 2007 through 2010, LANDesk for 2010 only, European appliance motors and pumps for 2007 and 2008, and Brooks Instrument flow meters and flow controls for 2008 only. See Note 3 of Notes to Consolidated Financial Statements of the 2011 Annual Report, which note is hereby incorporated by reference, for information regarding the Company's acquisition and divestiture activities.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Information appearing under “Results of Operations,” “Business Segments,” “Financial Position, Capital Resources and Liquidity,” “Critical Accounting Policies,” and the "Safe Harbor Statement" in the 2011 Annual Report are hereby incorporated by reference.

Fiscal 2012 Outlook

The Company achieved strong sales and earnings results in 2011 and is well positioned moving into 2012, despite a weakening trend in business conditions. Underlying sales for fiscal year 2012 are expected to increase in the range of 5 percent to 7 percent, which excludes an estimated 1 percent unfavorable impact from foreign currency translation. Net sales for the year are forecast to be in the range of positive 4 percent to 6 percent compared with 2011 sales of $24.2 billion. The Company also expects operating profit margin of approximately 18 percent (excluding approximately 2.5 percent for other deductions, net and interest) and pretax margin of approximately 15.5 percent. Earnings per share growth is expected in the range of 8 percent to 12 percent.

Process Management sources electrical and electronic components for some products from areas in Thailand that have suffered significant flood damage. The Company is implementing contingency plans and working with suppliers and customers to minimize the impact of supply disruptions. These disruptions will have a near-term impact, but do not affect the fiscal year 2012 guidance announced previously and repeated above.

Non-GAAP Financial Measures

To supplement Emerson’s financial information presented in accordance with U.S. generally accepted accounting principles (U.S. GAAP), management uses certain “non-GAAP financial measures,” as such term is defined in Regulation G under the rules of the SEC, to clarify and enhance understanding of past performance and prospects for the future. Generally, a non-GAAP financial measure is a numerical measure of a company’s operating performance, financial position or cash flows that excludes or includes amounts that are included in or excluded from the most directly comparable measure calculated and presented in accordance with U.S. GAAP. For example, non-GAAP measures may exclude the impact of certain items such as acquisitions, divestitures, gains and losses, or items outside of management’s control, such as foreign currency exchange rate fluctuations. Management believes that the following non-GAAP financial measures provide investors and analysts useful insight into Emerson’s financial position and operating performance. Any non-GAAP measure provided should be viewed in addition to, and not as an alternative to, the most directly comparable measure determined in accordance with U.S. GAAP, as identified in italics below. Further, the calculation of these non-GAAP financial measures may differ from the calculation of similarly titled financial measures presented by other companies and therefore may not be comparable among companies.

Underlying sales, which exclude the impact of acquisitions and divestitures during the periods presented and fluctuations in foreign currency exchange rates, are provided to facilitate relevant period-to-period comparisons of sales growth by excluding those items that impact overall comparability (U.S. GAAP measure: net sales).

Operating profit (defined as net sales less cost of sales and selling, general and administrative expenses) and operating profit margin (defined as operating profit divided by net sales) are indicative of short-term operational performance and ongoing profitability. Management closely monitors operating profit and operating profit margin of each business to evaluate past performance and actions required to improve profitability (U.S. GAAP measures: pretax earnings or pretax profit margin).

Earnings, earnings per share, return on common stockholders’ equity and return on total capital excluding certain gains and losses provide additional insight into the underlying, ongoing operating performance of the Company and facilitate period-to-period comparisons by excluding the earnings impact of these items. Given the nature of these items, management believes that presenting earnings, earnings per share, return on equity and return on total capital excluding them is more representative of the Company’s operational performance and may be more useful for investors (U.S. GAAP measures: earnings, earnings per share, return on common stockholders’ equity, return on total capital).

Free cash flow (operating cash flow less capital expenditures) is an indicator of the Company’s cash generating capabilities after considering investments in capital assets which are necessary to maintain and enhance existing operations. The determination of operating cash flow adds back non-cash depreciation expense to earnings and thereby does not reflect a charge for necessary capital expenditures. Management believes that free cash flow is useful to both management and investors as a measure of the Company’s ability to generate cash (U.S. GAAP measure: operating cash flow).

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information appearing under "Financial Instruments" in the 2011 Annual Report is hereby incorporated by reference.

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements and notes thereto of the Company and its subsidiaries and the report thereon of KPMG LLP in the 2011 Annual Report are hereby incorporated by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Emerson maintains a system of disclosure controls and procedures which is designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including the Company’s certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of September 30, 2011 to provide reasonable assurance of achieving these objectives.

Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports.There was no change in the Company's internal control over financial reporting during the quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Management’s report on internal control over financial reporting, and the related report of the Company’s auditor, KPMG LLP, an independent registered public accounting firm, appearing in the 2011 Annual Report are hereby incorporated by reference.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding nominees and directors appearing under "Nominees and Continuing Directors" in the Emerson Electric Co. Notice of Annual Meeting of Stockholders and Proxy Statement for the February 2012 annual stockholders' meeting (the "2012 Proxy Statement") is hereby incorporated by reference. Information regarding executive officers is set forth in Part I of this report. Information appearing under "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2012 Proxy Statement is hereby incorporated by reference. Information regarding the Audit Committee and Audit Committee Financial Expert appearing under "Board of Directors and Committees" in the 2012 Proxy Statement is hereby incorporated by reference.

Emerson has adopted a Code of Ethics that applies to the Company's chief executive officer, chief financial officer and chief accounting officer; has posted such Code of Ethics on its Internet website; and intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K by posting such information on its Internet website. Emerson has adopted Charters for its Audit Committee, Compensation Committee, and Corporate Governance and Nominating Committee and a Code of Business Ethics for directors, officers and employees, which are available on its Internet website and are available in print to any shareholder who requests them. Emerson has also adopted Corporate Governance Principles and Practices, which are available on its Internet website and are available in print to any shareholder who requests them. The Company's Internet website may be accessed as follows: www.Emerson.com, Investor Relations, Corporate Governance.

Item 11. Executive Compensation

Information appearing under “Board of Directors and Committees—Compensation Committee,” “Board of Directors and Committees—Corporate Governance and Nominating Committee,” “Director Compensation,” “Executive Compensation” (including, but not limited to, the information set forth under “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Summary Compensation Table”) and “Compensation Committee Interlocks and Insider Participation” in the 2012 Proxy Statement is hereby incorporated by reference.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding beneficial ownership of shares by nominees and continuing directors, named executive officers and by all directors and executive officers as a group appearing under "Stock Ownership of Directors, Executive Officers and 5% Beneficial Owners" in the 2012 Proxy Statement is hereby incorporated by reference.

The following table sets forth aggregate information regarding the Company’s equity compensation plans as of September 30, 2011:

Number of Securities
Remaining Available for
	Number of Securities	Weighted-Average	Future Issuance under
	to be Issued upon	Exercise Price of	Equity Compensation
	Exercise of	Outstanding	Plans (Excluding
	Outstanding Options,	Options, Warrants	Securities Reflected in
Plan Category	Warrants and Rights(2)	and Rights	Column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	21,349,815	$43.16	33,534,274
Equity compensation plans not approved by security holders	-	-	-

Total	21,349,815	$43.16	33,534,274

(1)
Includes the Company’s previously approved Stock Option and Incentive Shares Plans. Included in column (a) are 5,367,146 shares reserved for performance share awards (awarded primarily in 2010), which will be distributed primarily in shares of common stock and partially in cash contingent upon the Company achieving the financial performance objective through 2013 and continued service by the employee. Also included in column (a) are 21,305 shares which have been earned under prior performance share programs but for which participants elected to defer payment. As provided by the Company’s Incentive Shares Plans, performance share awards represent a commitment to issue such shares without cash payment by the employee, contingent upon achievement of the objective and continued service by the employee. The price in column (b) represents the weighted-average exercise price for outstanding options. Included in column (c) are 9,974,500 shares remaining available for award under the previously approved 2006 Incentive Shares Plan and 318,552 shares remaining available under the previously approved Restricted Stock Plan for Non-Management Directors.

(2)
Does not include 115,956 shares to be issued upon vesting of Avocent restricted stock units which were assumed and converted to Emerson restricted stock units in connection with the acquisition of Avocent Corporation in early fiscal 2010. These restricted stock units will be converted to Emerson shares without cash payment, contingent upon continued service through the end of the applicable vesting period.

Information regarding stock option plans and incentive shares plans set forth in Note 14 of Notes to Consolidated Financial Statements of the 2011 Annual Report is hereby incorporated by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information appearing under “Director Independence” in the 2012 Proxy Statement is hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services

Information appearing under "Fees Paid to KPMG LLP" in the 2012 Proxy Statement is hereby incorporated by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

A) Documents filed as a part of this report:

1.	The consolidated financial statements and notes of the Company and its subsidiaries and the report thereon of KPMG LLP in the 2011 Annual Report.

2.	Financial Statement Schedules

All schedules are omitted because they are not required, not applicable or the required information is provided in the financial statements or notes thereto contained in the 2011 Annual Report.

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

3(b)	Bylaws of Emerson Electric Co., as amended through November 1, 2011, incorporated by reference to Emerson Electric Co. Form 8-K dated November 2, 2011, Exhibit 3.1.

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

10(b)*	Amended and Restated Emerson Electric Co. Continuing Compensation Plan for Non-Management Directors, incorporated by reference to Emerson Electric Co. 2007 Form 10-K, File No. 1-278, Exhibit 10(c).

10(c)*
Amended and Restated Deferred Compensation Plan for Non-Employee Directors and Forms of Payment Election Form, Initial Notice of Election and Notice of Election Change, incorporated by reference to Emerson Electric Co. 2007 Form 10-K, File No. 1-278, Exhibit 10(d).

10(d)*
First Amendment to the Emerson Electric Co. Supplemental Executive Retirement Plan, incorporated by reference to Emerson Electric Co. 1999 Form 10-K, File No. 1-278, Exhibit 10(h), and Form of Change of Control Election, incorporated by reference to Emerson Electric Co. Form 8-K dated October 1, 2004, Exhibit 10.9 (applicable only with respect to benefits vested as of December 31, 2004).

10(e)*
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

10(g)*
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

10(h)*	Amended and Restated Emerson Electric Co. Annual Incentive Plan and Form of Acceptance of Award, incorporated by reference to Emerson Electric Co. 2007 Form 10-K, File No. 1-278, Exhibit 10(i).

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

10(m)*
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

10(n)*
Description of Non-Management Director Compensation, incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended March 31, 2007, File No. 1-278, Exhibit 10.1, and Summary of Changes to Compensation Arrangements for Non-Management Directors, incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended June 30, 2008, File No. 1-278, Exhibit 10.2.

10(o)*	Description of Named Executive Officer Compensation, incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended December 31, 2004, Exhibit 10.1.

10(p)*
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

10(q)	Long-Term Credit Agreement dated as of December 16, 2010, incorporated by reference to Emerson Electric Co. Form 8-K dated December 16, 2010, Exhibit 10.1.

10(r)	2011 Stock Option Plan incorporated by reference to Emerson Electric Co. 2011 Proxy Statement dated December 10, 2010, File No. 1-278, Appendix B.

12	Ratio of Earnings to Fixed Charges.

13	Portions of Emerson Electric Co. Annual Report to Stockholders for the year ended September 30, 2011, incorporated by reference herein.

21	Subsidiaries of Emerson Electric Co.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney.

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

101
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the years ended September 30, 2009, 2010 and 2011, (ii) Consolidated Balance Sheets at September 30, 2010 and 2011, (iii) Consolidated Statements of Equity for the years ended September 30, 2009, 2010 and 2011, (iv) Consolidated Statements of Cash Flows for the years ended September 30, 2009, 2010 and 2011, and (v) Notes to Consolidated Financial Statements for the year ended September 30, 2011.

* Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERSON ELECTRIC CO.

By	/s/ F. J. Dellaquila

F. J. Dellaquila
Senior Vice President and
Chief Financial Officer

Date: November 21, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on November 21, 2011, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ D. N. Farr	Chairman of the Board and Chief Executive Officer
D. N. Farr

/s/ W. J. Galvin	Vice Chairman and Director
W. J. Galvin

/s/ F. J. Dellaquila	Senior Vice President and Chief Financial Officer
F. J. Dellaquila

/s/ R. J. Schlueter	Vice President, Controller and Chief Accounting Officer
R. J. Schlueter

*
Director
C. A. H. Boersig

*
Director
A. A. Busch III

*
Director
C. Fernandez G.

*
Director
A. F. Golden

*
Director
H. Green

*
Director
W. R. Johnson

*
Director
J. B. Menzer

*
Director
C. A. Peters

*
Director
J. W. Prueher

*
Director
R. L. Ridgway

*
Director
R. L. Stephenson

* By	/s/	F. J. Dellaquila
F. J. Dellaquila
Attorney-in-Fact

INDEX TO EXHIBITS

Exhibits are listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K.

Exhibit No.	Exhibit

12	Ratio of Earnings to Fixed Charges

13	Portions of Emerson Electric Co. Annual Report to Stockholders for the year ended September 30, 2011, incorporated by reference herein

21	Subsidiaries of Emerson Electric Co.

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney

31	Certifications pursuant to Exchange Act Rule 13a – 14(a)

32	Certifications pursuant to Exchange Act Rule 13a – 14(b) and 18 U.S.C. Section 1350

101
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the years ended September 30, 2009, 2010 and 2011, (ii) Consolidated Balance Sheets at September 30, 2010 and 2011, (iii) Consolidated Statements of Equity for the years ended September 30, 2009, 2010 and 2011, (iv) Consolidated Statements of Cash Flows for the years ended September 30, 2009, 2010 and 2011, and (v) Notes to Consolidated Financial Statements for the year ended September 30, 2011.

See Item 15(A) 3. for a list of exhibits incorporated by reference.