Form 10-Q
period 2011-12-31
EMERSON ELECTRIC CO
filed 2012-02-08
CIK 32604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________________

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common stock of $0.50 par value per share outstanding at January 31, 2012: 734,436,194 shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EMERSON ELECTRIC CO. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

THREE MONTHS ENDED DECEMBER 31, 2010 AND 2011

(Dollars in millions, except per share amounts; unaudited)

	Three Months Ended December 31,
	2010	2011

Net sales	$5,535	5,309

Costs and expenses:
Cost of sales	3,372	3,254
Selling, general and administrative expenses	1,311	1,354
Other deductions, net	78	90
Interest expense (net of interest income of $5 and $4, respectively)	61	58

Earnings before income taxes	713	553

Income taxes	222	172

Net earnings	491	381

Less: Noncontrolling interests in earnings of subsidiaries	11	10

Net earnings common stockholders	$480	371

Basic earnings per share common stockholders	$0.63	0.50

Diluted earnings per share common stockholders	$0.63	0.50

Cash dividends per common share	$0.345	0.40

See accompanying Notes to Consolidated Financial Statements.

EMERSON ELECTRIC CO. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in millions, except share amounts; unaudited)

	Sept 30, 2011	Dec 31, 2011
ASSETS
Current assets
Cash and equivalents	$2,052	2,076
Receivables, less allowances of $104 and $99, respectively	4,502	4,040
Inventories	2,100	2,317
Other current assets	691	642
Total current assets	9,345	9,075

Property, plant and equipment, net	3,437	3,415
Other assets
Goodwill	8,771	8,723
Other intangible assets	1,969	1,893
Other	339	338
Total other assets	11,079	10,954
Total assets	$23,861	23,444

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current maturities of long-term debt	$877	1,578
Accounts payable	2,677	2,302
Accrued expenses	2,772	2,484
Income taxes	139	170
Total current liabilities	6,465	6,534

Long-term debt	4,324	4,041

Other liabilities	2,521	2,536

Equity
Preferred stock, $2.50 par value per share;
Authorized, 5,400,000 shares; issued, none	-	-
Common stock, $0.50 par value per share;
Authorized, 1,200,000,000 shares; issued, 953,354,012 shares;
outstanding, 738,877,768 shares and 734,739,727 shares, respectively	477	477
Additional paid-in capital	317	306
Retained earnings	17,310	17,387
Accumulated other comprehensive income	(562)	(629)
Cost of common stock in treasury, 214,476,244 shares and
218,614,285 shares, respectively	(7,143)	(7,351)
Common stockholders’ equity	10,399	10,190
Noncontrolling interests in subsidiaries	152	143
Total equity	10,551	10,333
Total liabilities and equity	$23,861	23,444

See accompanying Notes to Consolidated Financial Statements.

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2010 AND 2011
(Dollars in millions; unaudited)

	Three Months Ended
	December 31,
	2010	2011
Operating activities
Net earnings	$491	381
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	219	204
Changes in operating working capital	(430)	(293)
Other	42	42
Net cash provided by operating activities	322	334

Investing activities
Capital expenditures	(82)	(130)
Purchases of businesses, net of cash and equivalents acquired	(39)	-
Other	(16)	(10)
Net cash used in investing activities	(137)	(140)

Financing activities
Net increase in short-term borrowings	116	666
Principal payments on long-term debt	(30)	(250)
Dividends paid	(261)	(294)
Purchases of treasury stock	(51)	(244)
Other	(55)	(48)
Net cash used in financing activities	(281)	(170)

Effect of exchange rate changes on cash and equivalents	(3)	-

Increase (decrease) in cash and equivalents	(99)	24

Beginning cash and equivalents	1,592	2,052

Ending cash and equivalents	$1,493	2,076

Changes in operating working capital
Receivables	$67	426
Inventories	(97)	(239)
Other current assets	82	34
Accounts payable	(183)	(319)
Accrued expenses	(298)	(228)
Income taxes	(1)	33
Total changes in operating working capital	$(430)	(293)

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1.	In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary for a fair presentation of operating results for the interim periods presented. Adjustments consist of normal and recurring accruals. The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all disclosures required for annual financial statements presented in conformity with U.S. generally accepted accounting principles (GAAP). For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2011.

2.	Reconciliations of weighted average shares for basic and diluted earnings per common share follow (in millions). Earnings allocated to participating securities were inconsequential.

	Three Months Ended December 31,
	2010	2011
Basic shares outstanding	752.2	734.3
Dilutive shares	5.9	4.0
Diluted shares outstanding	758.1	738.3

3.	The change in equity for the first three months of 2012 is shown below (in millions):

	Common Stockholders' Equity	Noncontrolling Interests in Subsidiaries	Total Equity
September 30, 2011	$10,399	152	10,551
Net earnings	371	10	381
Other comprehensive income	(67)	(2)	(69)
Cash dividends	(294)	(13)	(307)
Net treasury stock purchases and other	(219)	(4)	(223)
December 31, 2011	$10,190	143	10,333

Comprehensive income, net of applicable income taxes, for the three months ended December 31, 2011 and 2010 is summarized as follows (in millions):

	Three Months Ended December 31,
	2010	2011
Net earnings	$491	381
Foreign currency translation	(20)	(96)
Cash flow hedges and other	16	27
	487	312
Less: Noncontrolling interests	13	8
Amounts attributable to common stockholders	$474	304

During the first quarter of 2012 fluctuations in the U.S. dollar compared to other currencies were mixed, but overall the dollar strengthened, contributing to the change in foreign currency translation. The amount attributable to noncontrolling interests in subsidiaries consists of earnings and foreign currency translation.

4.	Net periodic pension and net postretirement plan expenses are summarized as follows (in millions):

	Three months ended December 31,
	Pension		Postretirement
	2010	2011	2010	2011
Service cost	$21	21	1	1
Interest cost	55	56	4	4
Expected return on plan assets	(82)	(80)
Net amortization	42	46	(2)	(3)
Total	$36	43	3	2

5.	Other deductions, net are summarized as follows (in millions):

	Three Months Ended December 31,
	2010	2011
Amortization of intangibles	$67	58
Rationalization of operations	17	23
Other	(3)	11
Gains, net	(3)	(2)
Total	$78	90

Other deductions, net increased for the three months ended December 31, 2011, primarily due to losses on foreign currency transactions and higher rationalization expense, partially offset by lower amortization expense on intangible assets.

6.	Rationalization of operations expense reflects costs associated with the Company’s efforts to continually improve operational efficiency and deploy assets globally in order to remain competitive on a worldwide basis. Details of the change in the liability for rationalization during the three months ended December 31, 2011 follow (in millions):

	Sept 30, 2011	Expense	Paid/ Utilized	Dec 31, 2011
Severance and benefits	$24	12	12	24
Lease and other contract terminations	3	3	3	3
Fixed asset write-downs	-	-	-	-
Vacant facility and other shutdown costs	2	2	2	2
Start-up and moving costs	1	6	7	-
Total	$30	23	24	29

Rationalization of operations expense by segment is summarized as follows (in millions):

	Three Months Ended December 31,
	2010	2011
Process Management	$2	5
Industrial Automation	5	4
Network Power	5	10
Climate Technologies	4	2
Tools and Storage	1	2
Total	$17	23

The Company expects to incur full year 2012 rationalization expense of approximately $125 million, which includes the $23 million shown above, as well as costs to complete actions initiated before the first quarter and actions anticipated to be approved and initiated during the remainder of the year. Costs incurred during the three months of 2012 included severance and benefits associated with forcecount reduction, mainly for Network Power in Asia, Europe and North America. Start-up and moving costs, incurred to relocate assets to best cost locations and to expand geographically to directly serve local markets, were spread across all segments. Vacant facilities and other shutdown costs were not significant for any segment.

7.	Other Financial Information (in millions):

	Sept 30,	Dec 31,
	2011	2011
Inventories
Finished products	$742	796
Raw materials and work in process	1,358	1,521
Total	$2,100	2,317

Property, plant and equipment, net
Property, plant and equipment, at cost	$8,731	8,746
Less: Accumulated depreciation	5,294	5,331
Total	$3,437	3,415

Goodwill by business segment
Process Management	$2,368	2,361
Industrial Automation	1,393	1,362
Network Power	3,990	3,980
Climate Technologies	483	478
Tools and Storage	537	542
Total	$8,771	8,723

Changes in goodwill since September 30, 2011 are primarily due to foreign currency translation. Valuations of certain acquired assets and liabilities are in-process and purchase price allocations for acquisitions are subject to refinement.

	Sept 30,	Dec 31,
	2011	2011
Accrued expenses include the following:
Employee compensation	$640	518
Customer advanced payments	$385	438
Product warranty	$211	192

Other liabilities
Deferred income taxes	$764	735
Pension plans	736	736
Postretirement plans, excluding current portion	361	357
Other	660	708
Total	$2,521	2,536

8.	Summarized information about the Company’s results of operations by business segment follows (in millions):

	Three months ended December 31,
	Sales		Earnings
	2010	2011	2010	2011
Process Management	$1,542	1,527	290	190
Industrial Automation	1,210	1,229	185	182
Network Power	1,669	1,495	182	122
Climate Technologies	810	733	123	100
Tools and Storage	446	457	93	97
	5,677	5,441	873	691
Differences in accounting methods			53	49
Corporate and other			(152)	(129)
Eliminations/Interest	(142)	(132)	(61)	(58)
Total	$5,535	5,309	713	553

Industrial Automation intersegment sales for the three months ended December 31, 2011 and 2010 were $110 million and $126 million, respectively. The decrease in Corporate and other for 2012 is due to lower incentive stock compensation expense of $33 million reflecting a stock option award in 2011, a decrease in the Company’s stock price and no incentive stock plan overlap in 2012. In addition, 2012 includes a $19 million charge related to the elimination of post-65 supplemental retiree medical benefits for approximately 8,000 active employees, while 2011 includes $17 million of acquisition-related costs.

9.	Following is a discussion regarding the Company’s use of financial instruments:

Hedging Activities – As of December 31, 2011, the notional amount of foreign currency hedge positions was approximately $1.6 billion, while commodity hedge contracts totaled approximately 94 million pounds of copper and aluminum. All derivatives receiving deferral accounting are cash flow hedges. The majority of hedging gains and losses deferred as of December 31, 2011 are expected to be recognized over the next 12 months as the underlying forecasted transactions occur. The following amounts are included in earnings and Other Comprehensive Income for the three months ended December 31, 2011 and 2010 (in millions):

		Gain (Loss) to Earnings		Gain (Loss) to OCI
		Qtr Ended Dec 31,		Qtr Ended Dec,
		2010	2011	2010	2011
Deferred	Location
Foreign currency	Sales	$2	1	4	4
Foreign currency	Cost of sales	5	(1)	7	7
Commodity	Cost of sales	10	(11)	32	21

Not Deferred
Foreign currency	Other deductions, net	6	7
Commodity	Cost of sales	1	-
		$24	(4)	43	32

Regardless of whether derivatives receive deferral accounting, the Company expects hedging gains or losses to be essentially offset by losses or gains on the related underlying exposures. The amounts ultimately recognized will differ from those presented above for open positions, which remain subject to ongoing market price fluctuations until settlement. Derivatives receiving deferral accounting are highly effective, no amounts were excluded from the assessment of hedge effectiveness, and hedge ineffectiveness was immaterial for the three month periods ended December 31, 2011 and 2010, including gains or losses on derivatives that were discontinued because forecasted transactions were no longer expected to occur.

Fair Value Measurements – Valuations for all of Emerson’s derivatives fall within Level 2 of the GAAP valuation hierarchy and are summarized below (in millions):

	September 30, 2011		December 31, 2011
Exposure	Assets	Liabilities	Assets	Liabilities
Foreign Currency	$17	(48)	16	(29)
Commodity	$-	(83)	1	(51)

At December 31, 2011, commodity contracts and foreign currency contracts were reported in accrued expenses. The Company posted $38 million of collateral with counterparties as of December 31, 2011. The maximum collateral the Company could have been required to post was $64 million. As of December 31, 2011, the fair value of long-term debt was $5,034 million, which exceeded the carrying value by $680 million.

Items 2 and 3.

Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

First quarter 2012 was challenging for the Company as U.S. demand decreased moderately and Europe was flat, while China was down sharply in part due to government actions to constrain inflation. Supply chain disruptions from severe Thailand flooding significantly affected results in Process Management and to a lesser extent in Network Power, and in total reduced sales by approximately $300 million. Other significant challenges were lower demand in Network Power end markets and global weakness in air conditioning markets. Forecasts are for worldwide gross fixed investment to continue to recover, however macroeconomic indicators are mixed, including a negative outlook for Europe due to the sovereign debt crisis. Growth continues in industrial end markets and orders remain strong for Process Management. Growth in Tools and Storage reflects improvement in commercial construction, although consumer and residential construction spending remain weak. First quarter consolidated sales decreased primarily due to Network Power and Climate Technologies. Earnings decreased for Process Management, reflecting business mix with volume deleverage on higher margin businesses from the Thailand flooding. Network Power earnings also decreased, reflecting volume deleverage in the embedded computing and power business due to customer supply chain disruptions, and volume decrease related to weakness in telecommunications and information technology markets. Earnings for Climate Technologies decreased due to continued softness in residential markets and channel inventory reductions. Despite the challenges this quarter, the Company remains well positioned for future sales and earnings growth given its strong financial position, global footprint in mature and emerging markets, and a focus on products and technology.

THREE MONTHS ENDED DECEMBER 31, 2011 COMPARED WITH THREE MONTHS ENDED DECEMBER 31, 2010

Following is an analysis of the Company’s operating results for the first quarter ended December 31, 2011, compared with the first quarter ended December 31, 2010.

RESULTS OF OPERATIONS

Three months ended December 31	2010	2011	Change
(dollars in millions, except per share amounts)

Net sales	$5,535	5,309	(4)%
Gross profit	$2,163	2,055	(5)%
Percent of sales	39.1%	38.7%
SG&A	$1,311	1,354
Percent of sales	23.7%	25.5%
Other deductions, net	$78	90
Interest expense, net	$61	58
Earnings before income taxes	$713	553	(23)%
Percent of sales	12.9%	10.4%
Net earnings common stockholders	$480	371	(23)%
Percent of sales	8.7%	7.0%

Diluted EPS – Net earnings	$0.63	0.50	(21)%

Net sales for the quarter ended December 31, 2011 were $5,309 million, a decrease of $226 million, or 4 percent, compared with net sales of $5,535 million for the prior year. Consolidated results reflect a 4 percent ($197 million) decrease in underlying sales (which exclude acquisitions, divestitures and foreign currency translation) and negligible impacts from a small divestiture and foreign currency translation (combined negative $29 million). The 4 percent decrease in underlying sales reflects a 5 percent volume decline and an estimated 1 percent increase in selling prices. Underlying sales decreased in Asia (8 percent, including China down 13 percent), the United States (4 percent) and Middle East/Africa (4 percent), slightly offset by increases in Canada (6 percent) and Latin America (3 percent). Underlying sales in Europe were flat. Sales decreased in the Network Power, Climate Technologies and

Process Management segments, which were down $174 million, $77 million and $15 million, respectively, while sales increased slightly for Industrial Automation and Tools and Storage. All businesses were negatively impacted by the uncertain economic outlook, including the weakening European and Chinese economies.

Costs of sales for the first quarters of 2012 and 2011 were $3,254 million and $3,372 million, respectively. Gross profit of $2,055 million and $2,163 million, respectively, resulted in gross margins of 38.7 percent and 39.1 percent. The decreases in gross profit and margin reflect lower volume and deleverage due to Thailand flooding supply chain disruptions. Unfavorable product mix and higher other costs were offset by savings from cost reduction actions in prior periods. The balance between materials cost pressures and pricing actions has improved and was slightly favorable.

Selling, general and administrative (SG&A) expenses for the first quarter of 2012 were $1,354 million, or 25.5 percent of net sales, an increase of $43 million compared with $1,311 million, or 23.7 percent, for 2011. The increase was largely due to deleverage on lower sales volume and a $19 million charge related to the elimination of post-65 supplemental retiree medical benefits for a small group of active employees, slightly offset by lower incentive stock compensation expense of $33 million reflecting a stock option award in 2011, a decrease in the Company’s stock price and no incentive stock plan overlap in 2012.

Other deductions, net were $90 million for the first quarter of 2012, a $12 million increase from the prior year, primarily due to foreign currency transaction losses and higher rationalization expense, slightly offset by lower intangibles amortization expense. See Notes 5 and 6 for further details regarding other deductions, net and rationalization costs.

Pretax earnings of $553 million for the first quarter of 2012 decreased $160 million, or 23 percent, compared with $713 million for 2011, on lower volume, deleverage, higher SG&A expenses and higher other deductions. Earnings results reflect decreases of $100 million in Process Management, $60 million in Network Power and $23 million in Climate Technologies.

Income taxes were $172 million and $222 million for the first quarters of 2012 and 2011, respectively, an effective tax rate of 31 percent for both periods. The estimated effective tax rate for fiscal year 2012 is approximately 31 percent.

Net earnings common stockholders were $371 million and net earnings per share were $0.50 for the first quarter of 2012, a decrease of 23 percent and 21 percent, respectively, compared with $480 million and $0.63 for 2011.

BUSINESS SEGMENTS

Following is an analysis of operating results for the Company’s business segments for the first quarter ended December 31, 2011, compared with the first quarter ended December 31, 2010. The Company defines segment earnings as earnings before interest and taxes.

Process Management

Three months ended December 31	2010	2011	Change
(dollars in millions)

Sales	$1,542	1,527	(1)%
Earnings	$290	190	(34)%
Margin	18.8%	12.4%

Process Management first quarter sales decreased 1 percent to $1,527 million. A significant portion of the valves and regulators businesses, measurement and flow businesses, and systems and solutions businesses decreased due to the supply chain disruption from severe flooding in Thailand. Strong growth in the other portions of the business nearly offset these declines. The supply chain disruption issues have been substantially resolved, and the Company expects to recover most of the lost volume over the remainder of the year with minimal impact on 2012. Underlying sales were down 1 percent on the volume decline; decreasing 8 percent in Asia, 3 percent in Latin America and 6 percent in Middle East/Africa, while increasing 6 percent in Europe and 9 percent in Canada.

Underlying sales in the United States were flat. Earnings declined 34 percent for the period to $190 million and margin declined over 6 percentage points due to unfavorable business mix with volume deleverage on higher margin businesses, a $12 million unfavorable impact from foreign currency transactions, and other incremental costs.

Industrial Automation

Three months ended December 31	2010	2011	Change
(dollars in millions)

Sales	$1,210	1,229	2%
Earnings	$185	182	(2)%
Margin	15.3%	14.8%

Industrial Automation sales increased 2 percent to $1,229 million, reflecting strong growth in the fluid automation and electrical distribution businesses and modest growth in the power generating alternators business, partially offset by weakness in the hermetic motors business due to a decline in compressor demand, and decreases in the wind and solar power businesses with no recovery expected in the near term. Underlying sales grew 2 percent, reflecting an estimated 3 percent benefit from higher selling prices, offset by an approximate 1 percent volume decrease. Underlying sales increased 5 percent in Europe, 17 percent in Latin America, 14 percent in Middle East/Africa, 2 percent in Asia and 10 percent in Canada, while sales were flat in the United States. Earnings of $182 million were down slightly and margin decreased 0.5 percentage points, primarily reflecting unfavorable product mix and other costs. Higher selling prices more than offset materials cost increases, but not enough to maintain profit margins. Commodity prices, particularly copper, remain volatile.

Network Power

Three months ended December 31	2010	2011	Change
(dollars in millions)

Sales	$1,669	1,495	(10)%
Earnings	$182	122	(33)%
Margin	10.9%	8.2%

 Sales for Network Power decreased 10 percent to $1,495 million for the first quarter. Results reflect a broad-based decrease across the segment, including weaker demand in telecommunications and information technology end markets, as well as lower spending by customers due to significant disruptions in their supply chain from Thailand flooding. Demand in the embedded computing and power business was very weak across all regions and included product line rationalization. The network power systems business decreased moderately overall, with declines in the U.S., China and Europe, and strong growth in Asia (excluding China), Latin America, Middle East/Africa, and Canada. Total underlying segment sales decreased 10 percent on lower volume, including decreases of 17 percent in the United States, 6 percent in Asia, 10 percent in Europe and 5 percent in Latin America. Earnings of $122 million decreased 33 percent and margin decreased 2.7 percentage points, primarily due to lower volume and resulting deleverage in embedded computing and power, and to a lesser degree in the network power systems business. Segment margin was also affected by unfavorable product mix, higher labor-related costs in China and higher restructuring expense of $5 million, partially offset by savings from cost reduction actions, materials cost containment and the absence of Chloride acquisition-related costs of $15 million incurred in the prior year.

Climate Technologies

Three months ended December 31	2010	2011	Change
(dollars in millions)

Sales	$810	733	(9)%
Earnings	$123	100	(19)%
Margin	15.2%	13.6%

Climate Technologies sales decreased 9 percent in the first quarter to $733 million. Sales decreased in all businesses, particularly the air conditioning compressors and temperature controls businesses, as continued softness in global residential markets and channel inventory reductions in China and the U.S., and overall weakness in Europe negatively affected results. The Company does not anticipate much recovery in China in 2012. Strong growth in the North America refrigeration and global transportation end markets partially offset the decline. Underlying sales decreased 9 percent, including 12 percent lower volume, slightly offset by approximately 3 percent higher selling prices. Underlying sales decreased 15 percent internationally (21 percent in Asia and 11 percent in Europe) and 5 percent in the United States. Earnings decreased 19 percent to $100 million and margin declined 1.6 percentage points, due to lower sales volume and resulting deleverage, slightly offset by savings from cost reduction actions. Higher materials costs were substantially offset by higher selling prices, diluting the margin.

Tools and Storage

Three months ended December 31	2010	2011	Change
(dollars in millions)

Sales	$446	457	2%
Earnings	$93	97	5%
Margin	20.8%	21.2%

Tools and Storage segment sales increased 2 percent to $457 million in the first quarter, reflecting a 5 percent increase in underlying sales, partially offset by a negative 3 percent impact from the prior year heating elements unit divestiture. Underlying sales growth reflects more than 3 percent from higher volume and an estimated 2 percent from higher selling prices. The sales increase was led by solid growth in the professional tools and food waste disposers businesses, as well as modest growth in the commercial and residential storage businesses, partially offset by a modest decrease in the wet/dry vacuums business. Underlying sales increased 6 percent in the United States and 4 percent internationally. Earnings of $97 million were up 5 percent compared to the prior year, reflecting increases in the professional tools, food waste disposers and storage businesses, partially offset by a small decrease in the wet/dry vacuums business and the unfavorable comparison with prior year earnings from the divested heating elements unit. Higher selling prices were substantially offset by higher materials and other costs.

FINANCIAL CONDITION

Key elements of the Company's financial condition for the three months ended December 31, 2011 as compared to the year ended September 30, 2011 and the three months ended December 31, 2010 follow:

	Sept 30, 2011		Dec 31, 2011
Working capital (in millions)	$2,880		$2,541
Current ratio	1.4 to 1		1.4 to 1
Total debt-to-total capital	33.3%		35.5%
Net debt-to-net capital	23.2%		25.8%
Interest coverage ratio	15.8	X	9.9	X

The Company's interest coverage ratio (earnings before income taxes and interest expense, divided by interest expense) was 9.9X for the first quarter of 2012, compared with 11.8X for the prior year, primarily due to lower earnings in 2012.

Cash provided by operating activities of $334 million was up $12 million compared with $322 million in the prior year period, primarily as a result of lower investment in operating working capital, offset by a decrease in earnings. Operating cash flow and an increase in short-term borrowings of $666 million funded dividends of $294 million, long-term debt payments of $251 million, treasury stock purchases of $244 million, and capital expenditures of $130 million. For the three months ended December 31, 2011, free cash flow of $204 million (operating cash flow of $334 million less capital expenditures of $130 million) was down $36 million from free cash flow of $240 million (operating cash flow of $322 million less capital expenditures of $82 million) in the prior year period. Overall, cash and equivalents increased $24 million during the 2012 first quarter.

Emerson maintains a conservative financial structure which provides the strength and flexibility necessary to achieve its strategic objectives. The Company has been able to readily meet all its funding requirements and currently believes that sufficient funds will be available to meet the Company’s needs in the foreseeable future through ongoing operations, existing resources, short- and long-term debt capacity or backup credit lines. These resources allow Emerson to reinvest in existing businesses, pursue strategic acquisitions and manage its capital structure on a short- and long-term basis.

FISCAL 2012 OUTLOOK

Despite a challenging start to the year, the Company’s outlook for 2012 remains solid, with strong fundamentals in the industrial businesses, and management expectations for improvement in telecommunications and HVAC end markets and recovery from the Thailand flooding disruptions, supporting a favorable outlook. However, these considerations are tempered by deterioration in the European economy and mixed global economic indicators. Based on current economic conditions, the Company’s current outlook for fiscal year 2012 is for underlying sales to increase in the range of 4 percent to 6 percent, which excludes an estimated 2 percent unfavorable impact from foreign currency translation. Net sales growth for the year is forecast to be in the range of positive 2 percent to 4 percent compared with 2011 sales of $24.2 billion.  The Company expects operating profit margin of approximately 18 percent (excluding approximately 2.5 percent for other deductions, net and interest) and pretax margin of approximately 15.5 percent. Earnings per share is forecast in the range of $3.45 to $3.60. The Company is targeting operating cash flow of approximately $3.5 billion and capital expenditures of approximately $0.7 billion.

Statements in this report that are not strictly historical may be "forward-looking" statements, which involve risks and uncertainties, and Emerson undertakes no obligation to update any such statements to reflect later developments. These risks and uncertainties include economic and currency conditions, market demand, pricing, and competitive and technological factors, among others which are set forth in the “Risk Factors” of Part I, Item 1, and the "Safe Harbor Statement" of Exhibit 13, to the Company's Annual Report on Form 10-K for the year ended September 30, 2011, which are hereby incorporated by reference.

Item 4. Controls and Procedures

Emerson maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Company’s certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of December 31, 2011, to provide reasonable assurance of the achievement of these objectives.

Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports.

There was no change in the Company's internal control over financial reporting during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities.

Period	Total Number of Shares Purchased (000s)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (000s)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (000s)
October 2011	3,325	$45.87	3,325	27,330
November 2011	880	$49.85	880	26,450
December 2011	595	$48.98	595	25,855
Total	4,800	$46.99	4,800	25,855

The Company’s Board of Directors authorized the repurchase of up to 80 million shares under the May 2008 program.

Item 6. Exhibits.

(a) Exhibits (Listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

3.1	Bylaws of Emerson Electric Co., as amended through November 1, 2011, incorporated by reference to the Company’s Form 8-K dated November 1, 2011 and filed November 3, 2011, Exhibit 3.1.

10.1	Forms of Notice of Grant of Stock Options, Option Agreement and Incentive Stock Option Agreement (used after September 30, 2011).

10.2	Forms of Notice of Grant of Stock Options, Option Agreement and Nonqualified Stock Option Agreement (used after September 30, 2011).

10.3	Forms of Performance Share Award Certificate and Acceptance of Award (used after September 30, 2011).

10.4	Form of Restricted Stock Award Agreement (used after September 30, 2011).

10.5	Summary of Changes to Compensation Arrangements with Non-Management Directors.

12	Ratio of Earnings to Fixed Charges.

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

101	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the three months ended December 31, 2010 and 2011, (ii) Consolidated Balance Sheets at September 30, 2011 and December 31, 2011, (iii) Consolidated Statements of Cash Flows for the three months ended December 31, 2010 and 2011, and (iv) Notes to Consolidated Financial Statements for the three months ended December 31, 2011.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMERSON ELECTRIC CO.

Date: February 8, 2012	By	/s/ Frank J. Dellaquila
Frank J. Dellaquila
Senior Vice President and Chief Financial Officer
(on behalf of the registrant and as Chief Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit

10.1	Forms of Notice of Grant of Stock Options, Option Agreement and Incentive Stock Option Agreement (used after September 30, 2011).

10.2	Forms of Notice of Grant of Stock Options, Option Agreement and Nonqualified Stock Option Agreement (used after September 30, 2011).

10.3	Forms of Performance Share Award Certificate and Acceptance of Award (used after September 30, 2011).

10.4	Form of Restricted Stock Award Agreement (used after September 30, 2011).

10.5	Summary of Changes to Compensation Arrangements with Non-Management Directors.

12	Ratio of Earnings to Fixed Charges.

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

101	Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the three months ended December 31, 2010 and 2011, (ii) Consolidated Balance Sheets at September 30, 2011 and December 31, 2011, (iii) Consolidated Statements of Cash Flows for the three months ended December 31, 2010 and 2011, and (iv) Notes to Consolidated Financial Statements for the three months ended December 31, 2011.

