Form 10-Q
period 2012-03-31
EMERSON ELECTRIC CO
filed 2012-05-02
CIK 32604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

______________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common stock of $0.50 par value per share outstanding at March 31, 2012: 733,605,355 shares.

FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
THREE AND SIX MONTHS ENDED MARCH 31, 2011 AND 2012
(Dollars in millions, except per share amounts; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2012	2011	2012
Net sales	$5,854	5,919	11,389	11,228

Costs and expenses:
Cost of sales	3,548	3,583	6,920	6,837
Selling, general and administrative expenses	1,315	1,359	2,626	2,713
Other deductions, net	101	105	179	195
Interest expense (net of interest income of $6, $5, $11 and $9, respectively)	57	58	118	116

Earnings before income taxes	833	814	1,546	1,367

Income taxes	266	258	488	430

Net earnings	567	556	1,058	937

Less: Noncontrolling interests in earnings of subsidiaries	11	11	22	21

Net earnings common stockholders	$556	545	1,036	916

Basic earnings per share common stockholders	$0.74	0.74	1.37	1.24

Diluted earnings per share common stockholders	$0.73	0.74	1.36	1.24

Cash dividends per common share	$0.35	0.40	0.69	0.80

See accompanying Notes to Consolidated Financial Statements.

FORM 10-Q

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except shares and per share amounts; unaudited)

	Sept 30, 2011	Mar 31, 2012
ASSETS
Current assets
Cash and equivalents	$2,052	2,153
Receivables, less allowances of $104 and $97, respectively	4,502	4,319
Inventories	2,100	2,402
Other current assets	691	670
Total current assets	9,345	9,544

Property, plant and equipment, net	3,437	3,449
Other assets
Goodwill	8,771	8,866
Other intangible assets	1,969	1,936
Other	339	339
Total other assets	11,079	11,141
Total assets	$23,861	24,134

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current maturities of long-term debt	$877	1,828
Accounts payable	2,677	2,419
Accrued expenses	2,772	2,500
Income taxes	139	178
Total current liabilities	6,465	6,925

Long-term debt	4,324	4,018

Other liabilities	2,521	2,536

Equity
Preferred stock, $2.50 par value per share;
Authorized, 5,400,000 shares; issued, none	—	—
Common stock, $0.50 par value per share;
Authorized, 1,200,000,000 shares; issued, 953,354,012 shares; outstanding, 738,877,768 shares and 733,605,355 shares, respectively	477	477
Additional paid-in capital	317	311
Retained earnings	17,310	17,638
Accumulated other comprehensive income	(562)	(496)
Cost of common stock in treasury, 214,476,244 shares and 219,748,657 shares, respectively	(7,143)	(7,419)
Common stockholders’ equity	10,399	10,511
Noncontrolling interests in subsidiaries	152	144
Total equity	10,551	10,655
Total liabilities and equity	$23,861	24,134

See accompanying Notes to Consolidated Financial Statements.

FORM 10-Q

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2011 AND 2012
(Dollars in millions; unaudited)

	Six Months Ended March 31,
	2011	2012
Operating activities
Net earnings	$1,058	937
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	435	406
Changes in operating working capital	(447)	(482)
Other	29	35
Net cash provided by operating activities	1,075	896

Investing activities
Capital expenditures	(208)	(287)
Purchases of businesses, net of cash and equivalents acquired	(186)	(167)
Other	(33)	(43)
Net cash used in investing activities	(427)	(497)

Financing activities
Net increase in short-term borrowings	107	891
Principal payments on long-term debt	(54)	(249)
Dividends paid	(522)	(588)
Purchases of treasury stock	(176)	(329)
Other	(33)	(29)
Net cash used in financing activities	(678)	(304)

Effect of exchange rate changes on cash and equivalents	31	6
Increase in cash and equivalents	1	101
Beginning cash and equivalents	1,592	2,052
Ending cash and equivalents	$1,593	2,153

Changes in operating working capital
Receivables	$(118)	187
Inventories	(164)	(296)
Other current assets	59	(1)
Accounts payable	(9)	(231)
Accrued expenses	(199)	(178)
Income taxes	(16)	37
Total changes in operating working capital	$(447)	(482)

See accompanying Notes to Consolidated Financial Statements.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Notes to Consolidated Financial Statements

1.
In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary for a fair presentation of operating results for the interim periods presented. Adjustments consist of normal and recurring accruals. The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all disclosures required for annual financial statements presented in conformity with U.S. generally accepted accounting principles (GAAP). For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2011. The former Tools and Storage segment has been renamed Commercial & Residential Solutions; this change had no affect on reported results or the composition of any business segment.

Effective January 1, 2012, the Company adopted updates to ASC 820, Fair Value Measurement, which established common fair value measurement and disclosure requirements for U.S. GAAP and International Financial Reporting Standards. Adoption had an inconsequential impact on the Company's financial statements.

2.	Reconciliations of weighted average shares for basic and diluted earnings per common share follow (in millions). Earnings allocated to participating securities were inconsequential.

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2012	2011	2012
Basic shares outstanding	752.1	732.7	752.2	733.5
Dilutive shares	5.2	4.1	5.5	4.0
Diluted shares outstanding	757.3	736.8	757.7	737.5

3.	The change in equity for the first six months of 2012 is shown below (in millions):

	Common Stockholders' Equity	Noncontrolling Interests in Subsidiaries	Total Equity
September 30, 2011	$10,399	152	10,551
Net earnings	916	21	937
Other comprehensive income	66	(2)	64
Cash dividends	(588)	(24)	(612)
Net treasury stock purchases and other	(282)	(3)	(285)
March 31, 2012	$10,511	144	10,655

Comprehensive income, net of applicable income taxes, for the three and six months ended March 31, 2012 and 2011 is summarized as follows (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2012	2011	2012
Net earnings	$567	556	1,058	937
Foreign currency translation	301	90	281	(6)
Cash flow hedges and other	(17)	43	(1)	70
	851	689	1,338	1,001
Less: Noncontrolling interests	13	11	26	19
Amounts attributable to common stockholders	$838	678	1,312	982

Fluctuations in the U.S. dollar compared to other currencies were mixed overall, with the dollar strengthening over the first half of 2012 and weakening during the second quarter, contributing to the change in foreign currency translation. The amount attributable to noncontrolling interests in subsidiaries consists primarily of earnings, plus foreign currency translation.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

4.	Net periodic pension and net postretirement plan expenses are summarized as follows (in millions):

	Three Months Ended March 31,				Six Months Ended March 31,
	Pension		Postretirement		Pension		Postretirement
	2011	2012	2011	2012	2011	2012	2011	2012
Service cost	$20	20	1	—	41	41	2	1
Interest cost	56	55	5	4	111	111	9	8
Expected return on plan assets	(82)	(79)			(164)	(159)
Net amortization	43	46	(2)	(3)	85	92	(4)	(6)
Total	$37	42	4	1	73	85	7	3

5.	Other deductions, net are summarized as follows (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2012	2011	2012
Amortization of intangibles	$64	57	131	115
Rationalization of operations	16	31	33	54
Other	40	22	37	33
Gains, net	(19)	(5)	(22)	(7)
Total	$101	105	179	195

Other deductions, net increased for the three and six months ended March 31, 2012 primarily due to higher rationalization expense, partially offset by lower amortization expense on intangible assets. The decrease in other for the 2012 second quarter reflects lower current year foreign currency transaction losses. Gains in both 2011 periods included $15 million related to the acquisition of full ownership of a Process Management joint venture in India.

6.
Rationalization of operations expense reflects costs associated with the Company’s efforts to continually improve operational efficiency and deploy assets globally in order to remain competitive on a worldwide basis. Details of the change in the liability for rationalization during the six months ended March 31, 2012 follow (in millions):

	Sept 30, 2011	Expense	Paid/Utilized	Mar 31, 2012
Severance and benefits	$24	24	32	16
Lease and other contract terminations	3	8	5	6
Fixed asset write-downs	—	2	2	—
Vacant facility and other shutdown costs	2	6	5	3
Start-up and moving costs	1	14	15	—
Total	$30	54	59	25

Rationalization of operations expense by segment is summarized as follows (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2012	2011	2012
Process Management	$2	4	4	9
Industrial Automation	5	4	10	8
Network Power	5	16	10	26
Climate Technologies	2	4	6	6
Commercial & Residential Solutions	2	3	3	5
Total	$16	31	33	54

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

The Company expects to incur full year 2012 rationalization expense of approximately $125 million, which includes $54 million incurred to date, as well as costs to complete actions initiated before the end of the second quarter and actions anticipated to be approved and initiated during the remainder of the year. Costs incurred during the first half of 2012 included severance and benefits associated with forcecount reduction, mainly for Network Power in Asia, Europe and North America. Start-up and moving costs incurred to redeploy assets to best cost locations and expand geographically to directly serve local markets were spread across all segments. Vacant facilities and other shutdown costs increased, primarily in Network Power.

7.	Other Financial Information (in millions):

	Sept 30, 2011	Mar 31, 2012
Inventories
Finished products	$742	849
Raw materials and work in process	1,358	1,553
Total	$2,100	2,402

Property, plant and equipment, net
Property, plant and equipment, at cost	$8,731	8,831
Less: Accumulated depreciation	5,294	5,382
Total	$3,437	3,449

Goodwill by business segment
Process Management	$2,368	2,377
Industrial Automation	1,393	1,367
Network Power	3,990	4,059
Climate Technologies	483	519
Commercial & Residential Solutions	537	544
Total	$8,771	8,866

Changes in goodwill since September 30, 2011 are primarily due to foreign currency translation and two small acquisitions. Valuations of certain acquired assets and liabilities are in-process and purchase price allocations for acquisitions are subject to refinement.

	Sept 30, 2011	Mar 31, 2012
Accrued expenses include the following:
Employee compensation	$640	555
Customer advanced payments	$385	419
Product warranty	$211	189

Other liabilities
Deferred income taxes	$764	735
Pension plans	736	714
Postretirement plans, excluding current portion	361	353
Other	660	734
Total	$2,521	2,536

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

8.	Summarized information about the Company's results of operations by business segment follows (in millions):

	Three Months Ended March 31,				Six Months Ended March 31,
	Sales		Earnings		Sales		Earnings
	2011	2012	2011	2012	2011	2012	2011	2012
Process Management	$1,653	1,869	296	341	3,195	3,396	586	531
Industrial Automation	1,308	1,284	210	203	2,518	2,513	395	385
Network Power	1,616	1,549	150	134	3,285	3,044	332	256
Climate Technologies	1,014	926	187	158	1,824	1,659	310	258
Commercial & Residential Solutions	455	475	91	100	901	932	184	197
	6,046	6,103	934	936	11,723	11,544	1,807	1,627
Differences in accounting methods			56	55			109	104
Corporate and other			(100)	(119)			(252)	(248)
Eliminations/Interest	(192)	(184)	(57)	(58)	(334)	(316)	(118)	(116)
Total	$5,854	5,919	833	814	11,389	11,228	1,546	1,367

Industrial Automation intersegment sales for the second quarter ended March 31, 2012 and 2011 were $163 million and $176 million, respectively, and $273 million and $302 million, respectively, year-to-date ended March 31, 2012 and 2011. The increase in Corporate and other for the 2012 second quarter is due primarily to the comparative effect of the $15 million India joint venture acquisition gain in prior year. Corporate and other decreased slightly year-to-date on lower 2012 incentive stock compensation expense of $31 million, mostly offset by a $17 million charge related to the elimination of post-65 supplemental retiree medical benefits for approximately 8,000 active employees. In 2011 the $15 million acquisition gain was offset by $15 million of acquisition-related costs primarily incurred in the first quarter.

9.	Following is a discussion regarding the Company’s use of financial instruments:
Hedging Activities – As of March 31, 2012, the notional amount of foreign currency hedge positions was approximately $1.6 billion, while commodity hedge contracts totaled approximately 80 million pounds of copper and aluminum. All derivatives receiving deferral accounting are cash flow hedges. The majority of hedging gains and losses deferred as of March 31, 2012 are expected to be recognized over the next 12 months as the underlying forecasted transactions occur. The following amounts are included in earnings and Other Comprehensive Income for the three and six months ended March 31, 2012 and 2011 (in millions):

		Gain (Loss) to Earnings				Gain (Loss) to OCI
		2nd Quarter		Six Months		2nd Quarter		Six Months
		2011	2012	2011	2012	2011	2012	2011	2012
Deferred	Location
Foreign currency	Sales	$4	1	6	2	2	2	6	6
Foreign currency	Cost of sales	5	3	10	2	3	28	10	35
Commodity	Cost of sales	18	(11)	29	(22)	(3)	29	29	50

Not Deferred
Foreign currency	Other deductions, net	—	8	6	15
		$27	1	51	(3)	2	59	45	91

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Regardless of whether derivatives receive deferral accounting, the Company expects hedging gains or losses to be essentially offset by losses or gains on the related underlying exposures. The amounts ultimately recognized will differ from those presented above for open positions, which remain subject to ongoing market price fluctuations until settlement. Derivatives receiving deferral accounting are highly effective, no amounts were excluded from the assessment of hedge effectiveness, and hedge ineffectiveness was immaterial for the three and six months ended March 31, 2012 and 2011.
Fair Value Measurements – Valuations for all derivatives and the Company's long-term debt fall within Level 2 of the GAAP valuation hierarchy. At March 31, 2012, commodity contracts and foreign currency contracts were reported in current assets and accrued expenses. Collateral of $7 million was posted with counterparties as of March 31, 2012. The maximum collateral that could have been required was $13 million. As of March 31, 2012, the fair value of long-term debt was $4,987 million, which exceeded the carrying value by $631 million. Valuations of derivative contract positions are summarized below (in millions):

	September 30, 2011		March 31, 2012
	Assets	Liabilities	Assets	Liabilities
Foreign Currency	$17	(48)	23	(12)
Commodity	$—	(83)	6	(16)

10.
In March 2012, the Company acquired one-hundred percent of two businesses -- Avtron Loadbank, a designer and manufacturer of high quality load banks and testing systems for power equipment industries, and a marine controls business which supplies controls and software solutions for optimal operation of refrigerated sea containers and marine boilers, for a total of $170 million. Avtron will be reported in the Network Power segment while the marine controls business will be reported in the Climate Technologies segment. Combined annual sales for the two companies were approximately $100 million in 2011.

The Company has begun the process to divest its Knaack business unit. Knaack, a leading provider of premium secure storage solutions for job sites and work vehicles, has annual sales of approximately $100 million and is reported in the Commercial & Residential Solutions business segment.

Items 2 and 3.
Management's Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
Second quarter 2012 sales and earnings reflected sequential improvement versus first quarter 2012 as demand in the U.S., Asia and Middle East/Africa turned positive and the impact of Thailand flooding was reduced. Strong growth in Latin America and Canada continued while sales in Europe decreased. Sales in China decreased at a slower rate compared with the sharp decline in the first quarter. Forecasts are for continued recovery in worldwide gross fixed investment, however macroeconomic indicators are mixed, including a soft outlook for Europe due to the sovereign debt crisis. For the second quarter, growth continued in industrial end markets for Process Management, orders have been strong and backlog has increased. Sales and earnings increased primarily due to strong growth on robust global oil and gas investment and a solid chemical end market. The supply chain disruptions from Thailand flooding had a lingering effect on the second quarter, but have largely been resolved. Growth in Commercial & Residential Solutions reflects improvement in commercial construction and consumer and residential construction spending. Industrial Automation was effectively flat for the second quarter and year to date. Demand in Network Power end markets was mixed as second quarter sales and earnings declined, reflecting volume decreases related to weakness in telecommunications and information technology markets and volume deleverage in the embedded computing and power business. Sales and earnings for Climate Technologies were negatively affected by global weakness in residential air conditioning markets. Despite these challenges, the Company remains well positioned for future sales and earnings growth given its strong financial position, global footprint in mature and emerging markets, and a focus on products and technology.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

THREE MONTHS ENDED MARCH 31, 2012, COMPARED WITH THREE MONTHS ENDED MARCH 31, 2011
Following is an analysis of the Company’s operating results for the second quarter ended March 31, 2012, compared with the second quarter ended March 31, 2011.
RESULTS OF OPERATIONS

Three Months Ended March 31	2011	2012	Change
(dollars in millions, except per share amounts)

Net sales	$5,854	5,919	1%
Gross profit	$2,306	2,336	1%
Percent of sales	39.4%	39.5%
SG&A	$1,315	1,359
Percent of sales	22.5%	23.0%
Other deductions, net	$101	105
Interest expense, net	$57	58
Earnings before income taxes	$833	814	(2)%
Percent of sales	14.2%	13.8%
Net earnings common stockholders	$556	545	(2)%
Percent of sales	9.5%	9.2%

Diluted EPS – Net earnings	$0.73	0.74	1%
Net sales for the quarter ended March 31, 2012 were $5,919 million, an increase of $65 million, or 1 percent, compared with net sales of $5,854 million for the prior year. Consolidated results reflect a 2 percent ($135 million) increase in underlying sales (which exclude acquisitions, divestitures and foreign currency translation), a negative 1 percent impact from foreign currency translation ($50 million) and a negligible impact from a small divestiture (negative $20 million). The 2 percent increase in underlying sales reflects 1 percent volume growth and an estimated 1 percent increase in selling prices. Underlying sales increased 3 percent in the United States and 2 percent internationally, including Latin America (11 percent), Asia (2 percent, with China down 4 percent), Canada (10 percent) and Middle East/Africa (5 percent), while sales in Europe decreased 4 percent. Segment results were mixed as sales for Process Management and Commercial & Residential Solutions grew $216 million and $20 million, respectively, while sales in Climate Technologies, Network Power and Industrial Automation decreased $88 million, $67 million and $24 million, respectively. The uncertain economic outlook, including weakening in Europe and slower growth in China, continued to negatively affect results, but conditions are expected to improve in the second half of the year.
Costs of sales for the second quarters of 2012 and 2011 were $3,583 million and $3,548 million, respectively. Gross profit of $2,336 million and $2,306 million, respectively, resulted in gross margins of 39.5 percent and 39.4 percent. The increases in gross profit and gross margin reflect higher selling prices and savings from cost reduction actions in prior periods, partially offset by unfavorable product mix and higher materials and other costs.
Selling, general and administrative (SG&A) expenses for the second quarter of 2012 were $1,359 million, or 23.0 percent of net sales, an increase of $44 million and 0.5 percentage points compared with $1,315 million and 22.5 percent for 2011. The increase was largely due to higher sales volume in the Process Management businesses, while SG&A as a percent of sales increased due to deleverage on volume declines in Network Power and Climate Technologies.
Other deductions, net were $105 million for the second quarter of 2012, a $4 million increase from the prior year, primarily due to higher rationalization expense and the comparative effect of the $15 million India joint venture acquisition gain in prior year, partially offset by lower intangibles amortization expense and lower current year foreign currency transaction losses. See Notes 5 and 6 for further details regarding other deductions, net and rationalization costs.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Pretax earnings of $814 million for the second quarter of 2012 decreased $19 million, or 2 percent, compared with $833 million for 2011. Earnings results reflect decreases of $29 million in Climate Technologies, $16 million in Network Power and $7 million in Industrial Automation, offset by increases of $45 million in Process Management and $9 million in Commercial & Residential Solutions.
Income taxes were $258 million and $266 million for the second quarters of 2012 and 2011, respectively, resulting in an effective tax rate of 32 percent for both periods. The effective tax rate for fiscal year 2012 is estimated at approximately 32 percent.
Net earnings common stockholders were $545 million, a decrease of 2 percent, and net earnings per share were $0.74, an increase of 1 percent, compared with $556 million and $0.73 for 2011. The 1 percent increase in earnings per share reflects the purchase of treasury shares.
BUSINESS SEGMENTS
Following is an analysis of operating results for the Company’s business segments for the second quarter ended March 31, 2012, compared with the second quarter ended March 31, 2011. The Company defines segment earnings as earnings before interest and taxes.

Process Management

Three Months Ended March 31	2011	2012	Change
(dollars in millions)

Sales	$1,653	$1,869	13%
Earnings	$296	$341	15%
Margin	17.9%	18.3%
Process Management second quarter sales increased $216 million to $1,869 million as nearly all businesses reported higher sales, despite lingering effects from Thailand flooding. The Company expects to recover most of the delayed sales and a substantial portion of the profits over the remainder of the fiscal year. Strong growth in the measurement and flow businesses and the valves and regulators businesses was driven by solid global oil and gas investment and demand in the chemical end market. The systems and solutions businesses had modest sales growth. Underlying sales increased 14 percent on volume growth while foreign currency translation had a 1 percent ($19 million) unfavorable impact. Geographically, underlying sales increased in all regions, including 24 percent in the United States, 10 percent in Asia, 33 percent in Latin America, 4 percent in Europe, 13 percent in Canada and 5 percent in Middle East/Africa. Earnings increased $45 million for the period to $341 million and margin increased 0.4 percentage points on higher volume and resulting leverage, and savings from cost reductions actions, partially offset by unfavorable product mix and other incremental costs.
Industrial Automation

Three Months Ended March 31	2011	2012	Change
(dollars in millions)

Sales	$1,308	$1,284	(2)%
Earnings	$210	$203	(3)%
Margin	16.0%	15.8%
Industrial Automation sales decreased $24 million to $1,284 million. Strong growth in the electrical distribution and ultrasonic welding businesses and slight growth in power transmission was more than offset by decreases in the solar power, electrical drives and fluid automation businesses. In addition, the hermetic motors business decreased due to a decline in global compressor demand. Underlying sales were down 1 percent, reflecting 3 percent lower volume, partially offset by approximately 2 percent higher selling prices. Unfavorable foreign currency translation subtracted 1 percent ($17 million). Geographically, underlying sales decreased 1 percent each in the United States and Asia and 5 percent in Latin America, partially offset by increases of 2 percent in Canada and 14 percent in Middle East/Africa. Sales in Europe were flat. Earnings of $203 million were down $7 million and margin decreased slightly, primarily reflecting lower volume and resulting deleverage, partially offset by savings from cost reduction actions. Higher selling prices more than offset materials cost increases. Commodity prices, particularly copper, remain volatile.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Network Power

Three Months Ended March 31	2011	2012	Change
(dollars in millions)

Sales	$1,616	$1,549	(4)%
Earnings	$150	$134	(12)%
Margin	9.3%	8.6%
Sales for Network Power decreased $67 million to $1,549 million for the second quarter due to weak demand in the embedded computing and power business across all regions, as well as product line rationalization in this business. The telecommunications and information technology end markets remain challenging. The network power systems business was down modestly overall. The uninterruptible power supply and precision cooling business increased slightly due to strong growth in Asia and North America mostly offset by decreases in Europe and Latin America. In addition, the North America and Europe energy systems and infrastructure management businesses decreased. Total underlying segment sales decreased 3 percent on lower volume and foreign currency translation subtracted 1 percent ($11 million). Underlying sales decreased 13 percent in Europe, 4 percent in the United States, 13 percent in Latin America and 3 percent in Middle East/Africa, while sales increased 3 percent in Asia and 14 percent in Canada. Earnings of $134 million decreased $16 million and margin decreased 0.7 percentage points, primarily due to lower volume and resulting deleverage in the embedded computing and power, energy systems and infrastructure management businesses. Segment margin was also affected by unfavorable mix, labor-related costs in China and higher rationalization expense of $11 million, partially offset by cost reductions and materials cost containment. Additionally, Chloride acquisition-related costs were $9 million in the prior year.
Climate Technologies

Three Months Ended March 31	2011	2012	Change
(dollars in millions)

Sales	$1,014	$926	(9)%
Earnings	$187	$158	(15)%
Margin	18.4%	17.1%
Climate Technologies sales decreased $88 million in the second quarter to $926 million. Sales decreased primarily in the air conditioning compressors and temperature controls businesses as continued softness in global residential markets and overall weakness in Europe adversely affected results. Strong growth in broader Asia was more than offset by a significant decrease in China. Strong growth in North America refrigeration and global transportation partially offset the decline. Results reflect an underlying sales decrease of 9 percent, including 11 percent lower volume, partially offset by approximately 2 percent higher selling prices. Underlying sales decreased 11 percent in the United States, 9 percent in Asia (down 27 percent in China) and 12 percent in Europe, slightly offset by a 25 percent increase in Latin America. Earnings decreased $29 million to $158 million and margin declined 1.3 percentage points, due to lower sales volume and resulting deleverage, slightly offset by savings from cost reduction actions. Higher selling prices essentially matched higher materials costs, but not enough to maintain the margin.
Commercial & Residential Solutions

Three Months Ended March 31	2011	2012	Change
(dollars in millions)

Sales	$455	$475	4%
Earnings	$91	$100	9%
Margin	20.1%	21.0%
Commercial & Residential Solutions sales increased $20 million to $475 million in the second quarter, reflecting an 8 percent increase in underlying sales ($40 million), partially offset by a negative 4 percent ($20 million) impact from the prior year heating elements unit divestiture. Underlying sales growth reflects 6 percent from higher volume and an estimated 2 percent from higher selling prices. The sales increase was led by strong growth in the storage, professional tools and food waste disposers businesses, partially offset by a decrease in the wet/dry vacuums business. Underlying sales increased 8 percent in the United States and 9 percent internationally. Earnings of $100

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

million were up $9 million compared to the prior year, reflecting sales results and the unfavorable comparison with prior year earnings from the divested heating elements unit. Margin increased approximately 1 percentage point as higher selling prices and volume leverage were partially offset by higher materials and other costs.
SIX MONTHS ENDED MARCH 31, 2012, COMPARED WITH SIX MONTHS ENDED MARCH 31, 2011
Following is an analysis of the Company’s operating results for the six months ended March 31, 2012, compared with the six months ended March 31, 2011.
RESULTS OF OPERATIONS

Six Months Ended March 31	2011	2012	Change
(dollars in millions, except per share amounts)

Net sales	$11,389	11,228	(1)%
Gross profit	$4,469	4,391	(2)%
Percent of sales	39.2%	39.1%
SG&A	$2,626	2,713
Percent of sales	23.0%	24.2%
Other deductions, net	$179	195
Interest expense, net	$118	116
Earnings before income taxes	$1,546	1,367	(12)%
Percent of sales	13.6%	12.2%
Net earnings common stockholders	$1,036	916	(12)%
Percent of sales	9.1%	8.2%

Diluted EPS – Net earnings	$1.36	1.24	(9)%
Net sales for the six months ended March 31, 2012 were $11,228 million, a decrease of $161 million, or 1 percent, compared with net sales of $11,389 million for the prior year. Consolidated results reflect a 0.5 percent ($61 million) decrease in underlying sales, a negative 0.5 percent ($63 million) impact from foreign currency translation and a negligible impact (negative $37 million) from a small divestiture. Underlying sales were comprised of a 1 percent volume decline mostly offset by approximately 1 percent higher selling prices, as decreases in Asia (3 percent) and Europe (2 percent) were offset by increases in Latin America (7 percent), Canada (8 percent) and Middle East/Africa (1 percent). Underlying sales in the United States were flat. Segment results were mixed as sales in Network Power and Climate Technologies decreased $241 million and $165 million, respectively, and sales in Process Management and Commercial & Residential Solutions were up $201 million and $31 million, respectively. Industrial Automation was flat.
Costs of sales for the first half of 2012 and 2011 were $6,837 million and $6,920 million, respectively. Gross profit of $4,391 million and $4,469 million, respectively, resulted in gross margins of 39.1 percent and 39.2 percent. The slight decreases in gross profit and gross margin reflect lower volume and deleverage from the first quarter Thailand flooding supply chain disruption, as well as unfavorable product mix, offset by higher selling prices and savings from cost reduction actions in prior periods. Higher selling prices more than offset higher materials costs.
Selling, general and administrative expenses for the first half of 2012 were $2,713 million, or 24.2 percent of net sales, an increase of $87 million and 1.2 percentage points compared with $2,626 million and 23.0 percent for 2011. The increase was largely due to first quarter Process Management volume deleverage from the Thailand flooding, lower volume and deleverage in Network Power and Climate Technologies, and a $17 million charge related to the elimination of post-65 supplemental retiree medical benefits for approximately 8,000 active employees, slightly offset by lower incentive stock compensation expense of $31 million, reflecting a stock option award in 2011 and no incentive stock plan overlap in 2012.
Other deductions, net were $195 million for the first half of 2012, a $16 million increase from the prior year, primarily due to higher rationalization expense and the comparative effect of the $15 million India joint venture acquisition gain in prior year, partially offset by lower intangibles amortization expense. See Notes 5 and 6 for further details regarding other deductions, net and rationalization costs.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Pretax earnings of $1,367 million for the first half of 2012 decreased $179 million, or 12 percent, compared with $1,546 million for 2011. Earnings results reflect decreases of $76 million in Network Power, $55 million in Process Management, $52 million in Climate Technologies and $10 million in Industrial Automation. Commercial & Residential Solutions increased $13 million.
Income taxes were $430 million and $488 million for the first half of 2012 and 2011, respectively, resulting in effective tax rates of 31 percent and 32 percent.
Net earnings common stockholders were $916 million, a decrease of 12 percent, and net earnings per share were $1.24, a decrease of 9 percent, compared with $1,036 million and $1.36 for 2011.
BUSINESS SEGMENTS
Following is an analysis of operating results for the Company’s business segments for the six months ended March 31, 2012, compared with the six months ended March 31, 2011. The Company defines segment earnings as earnings before interest and taxes.

Process Management

Six Months Ended March 31	2011	2012	Change
(dollars in millions)

Sales	$3,195	$3,396	6%
Earnings	$586	$531	(9)%
Margin	18.3%	15.6%
Process Management first half sales increased $201 million to $3,396 million as nearly all businesses reported higher sales due to strong second quarter results. Strong growth in the measurement and flow businesses and the valves and regulators businesses was driven by solid global oil and gas investment and demand in the chemical end market. Sales in the systems and solutions businesses grew slightly. The supply chain disruptions from Thailand flooding that adversely affected the first quarter also had a lingering effect on sales, earnings and margin in the second quarter. Underlying sales increased 7 percent on volume growth, and foreign currency translation had a 1 percent ($24 million) unfavorable impact. Geographically, underlying sales increased in all regions, including 12 percent in the United States, 5 percent in Europe, 15 percent in Latin America, 1 percent in Asia and 11 percent in Canada. Earnings decreased $55 million for the period to $531 million and margin decreased 2.7 percentage points due to volume deleverage on higher margin businesses and incremental costs from Thailand flooding, primarily in the first quarter, a $6 million unfavorable impact from foreign currency transactions and higher rationalization expense of $5 million.
Industrial Automation

Six Months Ended March 31	2011	2012	Change
(dollars in millions)

Sales	$2,518	$2,513	—%
Earnings	$395	$385	(2)%
Margin	15.7%	15.3%
Industrial Automation sales of $2,513 million were flat for the first half of 2012. Strong growth in the electrical distribution and ultrasonic welding businesses and slight growth in the power generating alternators business was offset by decreases in the solar and wind power businesses, and weakness in the hermetic motors business due to a global decline in compressor demand. Underlying sales grew 1 percent, reflecting an estimated 3 percent benefit from higher selling prices, offset by a 2 percent volume decrease, while foreign currency translation had a 1 percent ($22 million) unfavorable impact. Underlying sales increased 2 percent in Europe and 14 percent in Middle East/Africa, and were flat in both the U.S. and Asia. Earnings of $385 million were down $10 million and margin decreased 0.4 percentage points, primarily reflecting higher materials costs, lower volume and resulting deleverage, and unfavorable product mix, mostly offset by higher selling prices and savings from cost reduction actions. Commodity prices, particularly copper, remain volatile.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Network Power

Six Months Ended March 31	2011	2012	Change
(dollars in millions)

Sales	$3,285	$3,044	(7)%
Earnings	$332	$256	(23)%
Margin	10.1%	8.4%
Sales for Network Power decreased $241 million to $3,044 million for the first half of 2012 due to weak demand and product rationalization in the embedded computing and power business, weakness in telecommunications and information technology end markets, and lower first quarter spending by customers due to disruptions in their supply chains from Thailand flooding. A modest sales decrease in the network power systems business reflects declines in the North America and Europe energy systems, infrastructure management, Europe uninterruptible power supply and Latin America businesses, partially offset by strong growth in Asia. Total underlying sales decreased 7 percent on lower volume. Geographically, underlying sales decreased 11 percent in the United States, 12 percent in Europe, 2 percent in Asia and 9 percent in Latin America, while sales in Canada increased 13 percent. Earnings of $256 million decreased $76 million and margin decreased 1.7 percentage points, primarily due to lower volume and resulting deleverage in the embedded computing and power, energy systems, and infrastructure management businesses. Segment margin was also affected by labor-related costs in China, unfavorable mix and higher rationalization expense of $16 million, partially offset by cost reductions and materials cost containment. Additionally, Chloride acquisition-related costs were $24 million in the prior year period.
Climate Technologies

Six Months Ended March 31	2011	2012	Change
(dollars in millions)

Sales	$1,824	$1,659	(9)%
Earnings	$310	$258	(17)%
Margin	17.0%	15.5%
Climate Technologies sales decreased $165 million in the first half of 2012 to $1,659 million. Sales decreased primarily in the air conditioning compressors and temperature controls businesses as continued softness in global residential markets and overall weakness in Europe adversely affected results. Moderate growth in broader Asia was more than offset by a significant decrease in China. Strong growth in North America refrigeration and global transportation partially offset the decline. Underlying sales decreased 9 percent, including 11 percent lower volume, slightly offset by approximately 2 percent higher selling prices. Underlying sales decreased 9 percent in the United States, 15 percent in Asia (down 29 percent in China), and 12 percent in Europe, while sales increased 24 percent in Latin America. Earnings decreased $52 million to $258 million and margin declined 1.5 percentage points, due to lower sales volume and resulting deleverage, slightly offset by savings from cost reduction actions. Higher materials costs were substantially offset by higher selling prices, diluting the margin.
Commercial & Residential Solutions

Six Months Ended March 31	2011	2012	Change
(dollars in millions)

Sales	$901	$932	3%
Earnings	$184	$197	7%
Margin	20.4%	21.1%
Commercial & Residential Solutions sales increased $31 million to $932 million in the first half of 2012, reflecting a 7 percent ($68 million) increase in underlying sales, partially offset by a negative 4 percent ($37 million) impact from the prior year heating elements unit divestiture. Underlying sales growth reflects 5 percent from higher volume and an estimated 2 percent from higher selling prices. The sales increase was led by strong growth in the storage, professional tools and food waste disposers businesses, partially offset by a moderate decrease in the wet/dry vacuums business. Underlying sales increased 7 percent each in the United States and internationally. Earnings of $197 million were up $13 million compared to the prior year, reflecting increases in the professional tools, storage

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

and food waste disposers businesses, partially offset by a small decrease in the wet/dry vacuums business and the unfavorable comparison with prior year earnings from the divested heating elements unit. Margin increased 0.7 percentage points as higher selling prices and volume leverage were substantially offset by higher materials and other costs.

FINANCIAL CONDITION
Key elements of the Company's financial condition for the six months ended March 31, 2012 as compared to the year ended September 30, 2011 and the six months ended March 31, 2011 follow:

	Sept 30, 2011	Mar 31, 2012
Working capital (in millions)	$2,880	2,619
Current ratio	1.4 to 1	1.4 to 1
Total debt-to-total capital	33.3%	35.7%
Net debt-to-net capital	23.2%	26.0%
Interest coverage ratio	15.8X	12.0X
The Company's interest coverage ratio (earnings before income taxes and interest expense, divided by interest expense) was 12.0X for the first six months of 2012, compared with 13.0X for the prior year period, primarily due to lower earnings partially offset by lower average borrowings in 2012.
Cash provided by operating activities of $896 million decreased $179 million compared with $1,075 million in the prior year period, primarily due to a decrease in earnings and increased investment in working capital, including higher inventory levels in connection with the supply chain disruption which are expected to be brought back in line by year end. Operating cash flow and an increase in short-term borrowings of $891 million funded capital expenditures of $287 million, dividends of $588 million, treasury stock purchases of $329 million and long-term debt payments of $249 million. For the six months ended March 31, 2012, free cash flow of $609 million (operating cash flow of $896 million less capital expenditures of $287 million) was down $258 million from free cash flow of $867 million (operating cash flow of $1,075 million less capital expenditures of $208 million) in the prior year period as the Company continues to make capital investments in technology and capacity to support future growth. Overall, cash and equivalents increased $101 million during the first half of 2012.
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

FISCAL 2012 OUTLOOK

While the Company's underlying growth is expected to improve in the second half, the European and Chinese economies, and HVAC, telecommunications and information technology end markets are expected to improve at a slower pace than previously anticipated. The Company’s current outlook for fiscal year 2012 is for underlying sales to increase in the range of 3 percent to 5 percent, which excludes an estimated 1 percent unfavorable impact from foreign currency translation. Net sales growth for the year is forecast to be in the range of positive 2 percent to 4 percent compared with 2011 sales of $24.2 billion. The Company expects operating profit margin of approximately 17.5 percent to 17.8 percent (excluding approximately 2.5 percent for other deductions, net and interest) and pretax margin of approximately 15.0 percent to 15.3 percent. Earnings per share is forecast in the range of $3.35 to $3.50. The Company is targeting operating cash flow of approximately $3.4 billion to $3.5 billion and capital expenditures of approximately $0.7 billion.

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
Item 4. Controls and Procedures
Emerson maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Company’s certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of March 31, 2012, to provide reasonable assurance of the achievement of these objectives.
Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports.
There was no change in the Company's internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities (shares in 000s).

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2012	575	$49.30	575	25,280
February 2012	500	$51.69	500	24,780
March 2012	585	$50.93	585	24,195
Total	1,660	$50.59	1,660	24,195

The Company’s Board of Directors authorized the repurchase of up to 80 million shares under the May 2008 program.

Item 4. Mine Safety Disclosures

Not applicable.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Item 6. Exhibits

(a) Exhibits (Listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

10.1	Forms of Notice of Grant of Stock Options, Option Agreement and Incentive Stock Option Agreement under the 2011 Stock Option Plan.

10.2	Forms of Notice of Grant of Stock Options, Option Agreement and Nonqualified Stock Option Agreement under the 2011 Stock Option Plan.

12	Ratio of Earnings to Fixed Charges.

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

101
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the three and six months ended March 31, 2011 and 2012, (ii) Consolidated Balance Sheets at September 30, 2011 and March 31, 2012, (iii) Consolidated Statements of Cash Flows for the six months ended March 31, 2011 and 2012, and (iv) Notes to Consolidated Financial Statements for the three and six months ended March 31, 2012.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMERSON ELECTRIC CO.

Date:	May 2, 2012	By	/s/ Frank J. Dellaquila
Frank J. Dellaquila
Senior Vice President and Chief Financial Officer
(on behalf of the registrant and as Chief Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit

10.1	Forms of Notice of Grant of Stock Options, Option Agreement and Incentive Stock Option Agreement under the 2011 Stock Option Plan.

10.2	Forms of Notice of Grant of Stock Options, Option Agreement and Nonqualified Stock Option Agreement under the 2011 Stock Option Plan.

12	Ratio of Earnings to Fixed Charges.

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

101
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the three and six months ended March 31, 2011 and 2012, (ii) Consolidated Balance Sheets at September 30, 2011 and March 31, 2012, (iii) Consolidated Statements of Cash Flows for the six months ended March 31, 2011 and 2012, and (iv) Notes to Consolidated Financial Statements for the three and six months ended March 31, 2012.