Form 10-Q
period 2012-06-30
EMERSON ELECTRIC CO
filed 2012-08-08
CIK 32604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

______________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common stock of $0.50 par value per share outstanding at July 31, 2012: 727,323,739 shares.

FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
THREE AND NINE MONTHS ENDED JUNE 30, 2011 AND 2012
(Dollars in millions, except per share amounts; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2012	2011	2012
Net sales	$6,288	6,484	17,677	17,712

Costs and expenses:
Cost of sales	3,790	3,856	10,710	10,693
Selling, general and administrative expenses	1,363	1,338	3,989	4,051
Other deductions, net	87	84	266	279
Interest expense (net of interest income of $6, $5, $17 and $14, respectively)	56	51	174	167

Earnings before income taxes	992	1,155	2,538	2,522

Income taxes	294	368	782	798

Net earnings	698	787	1,756	1,724

Less: Noncontrolling interests in earnings of subsidiaries	15	17	37	38

Net earnings common stockholders	$683	770	1,719	1,686

Basic earnings per share common stockholders	$0.91	1.05	2.28	2.29

Diluted earnings per share common stockholders	$0.90	1.04	2.26	2.28

Cash dividends per common share	$0.35	0.40	1.04	1.20

See accompanying Notes to Consolidated Financial Statements.

FORM 10-Q

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except shares and per share amounts; unaudited)

	Sept 30, 2011	June 30, 2012
ASSETS
Current assets
Cash and equivalents	$2,052	2,292
Receivables, less allowances of $104 and $96, respectively	4,502	4,601
Inventories	2,100	2,367
Other current assets	691	743
Total current assets	9,345	10,003

Property, plant and equipment, net	3,437	3,418
Other assets
Goodwill	8,771	8,739
Other intangible assets	1,969	1,856
Other	339	310
Total other assets	11,079	10,905
Total assets	$23,861	24,326

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current maturities of long-term debt	$877	2,060
Accounts payable	2,677	2,617
Accrued expenses	2,772	2,561
Income taxes	139	158
Total current liabilities	6,465	7,396

Long-term debt	4,324	3,789

Other liabilities	2,521	2,476

Equity
Preferred stock, $2.50 par value per share;
Authorized, 5,400,000 shares; issued, none	—	—
Common stock, $0.50 par value per share;
Authorized, 1,200,000,000 shares; issued, 953,354,012 shares; outstanding, 738,877,768 shares and 729,345,876 shares, respectively	477	477
Additional paid-in capital	317	317
Retained earnings	17,310	18,115
Accumulated other comprehensive income	(562)	(767)
Cost of common stock in treasury, 214,476,244 shares and 224,008,136 shares, respectively	(7,143)	(7,623)
Common stockholders’ equity	10,399	10,519
Noncontrolling interests in subsidiaries	152	146
Total equity	10,551	10,665
Total liabilities and equity	$23,861	24,326

See accompanying Notes to Consolidated Financial Statements.

FORM 10-Q

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2011 AND 2012
(Dollars in millions; unaudited)

	Nine Months Ended June 30,
	2011	2012
Operating activities
Net earnings	$1,756	1,724
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	650	617
Changes in operating working capital	(469)	(616)
Pension funding	(100)	(122)
Other	141	139
Net cash provided by operating activities	1,978	1,742

Investing activities
Capital expenditures	(403)	(428)
Purchases of businesses, net of cash and equivalents acquired	(228)	(178)
Other	(42)	(40)
Net cash used in investing activities	(673)	(646)

Financing activities
Net increase in short-term borrowings	198	902
Principal payments on long-term debt	(54)	(255)
Dividends paid	(781)	(881)
Purchases of treasury stock	(495)	(527)
Other	(32)	(37)
Net cash used in financing activities	(1,164)	(798)

Effect of exchange rate changes on cash and equivalents	48	(58)
Increase in cash and equivalents	189	240
Beginning cash and equivalents	1,592	2,052
Ending cash and equivalents	$1,781	2,292

Changes in operating working capital
Receivables	$(294)	(179)
Inventories	(240)	(304)
Other current assets	55	(74)
Accounts payable	125	8
Accrued expenses	(135)	(84)
Income taxes	20	17
Total changes in operating working capital	$(469)	(616)

See accompanying Notes to Consolidated Financial Statements.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

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

2.	Reconciliations of weighted average shares for basic and diluted earnings per common share follow (in millions). Earnings allocated to participating securities were inconsequential.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2012	2011	2012
Basic shares outstanding	748.7	730.4	751.0	732.5
Dilutive shares	4.6	3.9	5.2	4.0
Diluted shares outstanding	753.3	734.3	756.2	736.5

3.	The change in equity for the first nine months of 2012 is shown below (in millions):

	Common Stockholders' Equity	Noncontrolling Interests in Subsidiaries	Total Equity
September 30, 2011	$10,399	152	10,551
Net earnings	1,686	38	1,724
Other comprehensive income/(loss)	(205)	(3)	(208)
Cash dividends	(881)	(37)	(918)
Net treasury stock purchases and other	(480)	(4)	(484)
June 30, 2012	$10,519	146	10,665

Comprehensive income, net of applicable income taxes, for the three and nine months ended June 30, 2012 and 2011 is summarized as follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2012	2011	2012
Net earnings	$698	787	1,756	1,724
Foreign currency translation	89	(256)	370	(262)
Cash flow hedges and other	(16)	(16)	(17)	54
	771	515	2,109	1,516
Less: Noncontrolling interests	12	16	38	35
Amounts attributable to common stockholders	$759	499	2,071	1,481

The changes in foreign currency translation are primarily due to significant strengthening of the U.S. dollar in the third quarter of 2012, particularly compared to European currencies.The amount attributable to noncontrolling interests in subsidiaries consists primarily of earnings, plus foreign currency translation.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

4.	Net periodic pension and net postretirement plan expenses are summarized as follows (in millions):

	Three Months Ended June 30,				Nine Months Ended June 30,
	Pension		Postretirement		Pension		Postretirement
	2011	2012	2011	2012	2011	2012	2011	2012
Service cost	$21	21	1	1	62	62	3	2
Interest cost	55	56	4	4	166	167	13	12
Expected return on plan assets	(82)	(80)			(246)	(239)
Net amortization	42	46	(2)	(3)	127	138	(6)	(9)
Total	$36	43	3	2	109	128	10	5

5.	Other deductions, net are summarized as follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2012	2011	2012
Amortization of intangibles	$64	67	195	182
Rationalization of operations	21	35	54	89
Other	2	25	39	58
Gains, net	—	(43)	(22)	(50)
Total	$87	84	266	279

Gains, net reflects $37 million for payments received in the third quarter related to dumping duties collected by U.S. Customs for 2006 through 2010, but not distributed to affected domestic producers pending resolution of certain legal challenges to the U.S. Continued Dumping and Subsidy Offset Act. Overall, this gain was partially offset by higher foreign currency transaction losses and increased rationalization expense. The nine months increase in other deductions, net is primarily due to higher rationalization expense and higher foreign currency transaction losses, partially offset by higher gains, including $43 million for payments received related to dumping duties, and lower amortization expense. Gains, net for the nine months ended June 30, 2011 included $15 million related to the acquisition of full ownership of a Process Management joint venture in India.

6.
Rationalization of operations expense reflects costs associated with the Company’s efforts to continually improve operational efficiency and deploy assets globally in order to remain competitive on a worldwide basis. Details of the change in the liability for rationalization during the nine months ended June 30, 2012 follow (in millions):

	Sept 30, 2011	Expense	Paid/Utilized	June 30, 2012
Severance and benefits	$24	47	47	24
Lease and other contract terminations	3	9	7	5
Fixed asset write-downs	—	2	2	—
Vacant facility and other shutdown costs	2	9	9	2
Start-up and moving costs	1	22	23	—
Total	$30	89	88	31

Rationalization of operations expense by segment is summarized as follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2012	2011	2012
Process Management	$4	4	8	13
Industrial Automation	8	13	18	21
Network Power	6	14	16	40
Climate Technologies	2	2	8	8
Commercial & Residential Solutions	1	2	4	7
Total	$21	35	54	89

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

The Company expects to incur full year 2012 rationalization expense of approximately $125 million, which includes $89 million incurred to date, as well as costs to complete actions initiated before the end of the third quarter and actions anticipated to be approved and initiated during the remainder of the year. Costs incurred during the nine months of 2012 included severance and other benefits associated with forcecount reduction, mainly for Network Power in Asia, Europe and North America. Start-up and moving costs incurred to redeploy assets to best cost locations and expand geographically to directly serve local markets were spread across all segments. Vacant facilities and other shutdown costs increased, primarily in Network Power and Industrial Automation.

7.	Other Financial Information (in millions):

	Sept 30, 2011	June 30, 2012
Inventories
Finished products	$742	845
Raw materials and work in process	1,358	1,522
Total	$2,100	2,367

Property, plant and equipment, net
Property, plant and equipment, at cost	$8,731	8,821
Less: Accumulated depreciation	5,294	5,403
Total	$3,437	3,418

Goodwill by business segment
Process Management	$2,368	2,356
Industrial Automation	1,393	1,332
Network Power	3,990	4,017
Climate Technologies	483	503
Commercial & Residential Solutions	537	531
Total	$8,771	8,739

Changes in goodwill since September 30, 2011 are primarily due to foreign currency translation and two small acquisitions in the second quarter. Valuations of certain acquired assets and liabilities are in-process and purchase price allocations for acquisitions are subject to refinement.

As of June 30, 2012, the Company's total market value based on its exchange-traded stock price was $34 billion and common stockholders' equity was $11 billion. As discussed in the 2011 Annual Report, the Company's annual goodwill impairment assessment identified certain units for which fair value exceeded the carrying value of the businesses by small margins. During fiscal 2012, demand in certain end markets has slowed as global business conditions have weakened. In the fourth quarter, the Company began its process to develop business plans for fiscal 2013 and beyond, including any potential changes in strategy, which will be used in the fiscal 2012 assessment. The operations that will be a focus of the assessment have goodwill totaling in excess of $1 billion, and include the embedded computing and power business in the Network Power segment and the subsea oil and gas devices and software business in the Process Management segment.

	Sept 30, 2011	June 30, 2012
Accrued expenses include the following:
Employee compensation	$640	609
Customer advanced payments	$385	387
Product warranty	$211	197

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Other liabilities
Deferred income taxes	$764	714
Pension plans	736	688
Postretirement plans, excluding current portion	361	348
Other	660	726
Total	$2,521	2,476

8.	Summarized information about the Company's results of operations by business segment follows (in millions):

	Three Months Ended June 30,				Nine Months Ended June 30,
	Sales		Earnings		Sales		Earnings
	2011	2012	2011	2012	2011	2012	2011	2012
Process Management	$1,789	2,122	366	490	4,984	5,518	952	1,021
Industrial Automation	1,391	1,378	230	259	3,909	3,891	625	644
Network Power	1,683	1,588	176	163	4,968	4,632	508	419
Climate Technologies	1,171	1,146	229	232	2,995	2,805	539	490
Commercial & Residential Solutions	472	481	96	98	1,373	1,413	280	295
	6,506	6,715	1,097	1,242	18,229	18,259	2,904	2,869
Differences in accounting methods			60	59			169	163
Corporate and other			(109)	(95)			(361)	(343)
Eliminations/Interest	(218)	(231)	(56)	(51)	(552)	(547)	(174)	(167)
Total	$6,288	6,484	992	1,155	17,677	17,712	2,538	2,522

Industrial Automation intersegment sales for the third quarter ended June 30, 2012 and 2011 were $206 million and $198 million, respectively, and year-to-date, $479 million and $500 million. Corporate and other for the 2012 third quarter includes lower incentive stock compensation expense of $23 million. The year-to-date decrease in Corporate and other primarily reflects lower incentive stock compensation expense of $55 million, partially offset by a $17 million charge related to the elimination of post-65 supplemental retiree medical benefits for approximately 8,000 active employees and the absence of the $15 million India joint venture gain. In 2011, the India joint venture acquisition gain was offset by $15 million of acquisition-related costs.

9.	Following is a discussion regarding the Company’s use of financial instruments:
Hedging Activities – As of June 30, 2012, the notional amount of foreign currency hedge positions was approximately $2.0 billion, while commodity hedge contracts totaled approximately 79 million pounds of copper and aluminum. All derivatives receiving deferral accounting are cash flow hedges. The majority of hedging gains and losses deferred as of June 30, 2012 are expected to be recognized over the next 12 months as the underlying forecasted transactions occur. The following amounts are included in earnings and Other Comprehensive Income (OCI) for the three and nine months ended June 30, 2012 and 2011 (in millions):

		Gain (Loss) to Earnings				Gain (Loss) to OCI
		3rd Quarter		Nine Months		3rd Quarter		Nine Months
		2011	2012	2011	2012	2011	2012	2011	2012
Deferred	Location
Foreign currency	Sales	$2	(1)	8	1	—	—	6	6
Foreign currency	Cost of sales	6	—	16	2	5	(13)	15	22
Commodity	Cost of sales	19	(9)	48	(31)	(2)	(21)	27	29

Not Deferred
Foreign currency	Other deductions, net	7	17	13	32
		$34	7	85	4	3	(34)	48	57

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Regardless of whether derivatives receive deferral accounting, the Company expects hedging gains or losses to be essentially offset by losses or gains on the related underlying exposures. The amounts ultimately recognized will differ from those presented above for open positions, which remain subject to ongoing market price fluctuations until settlement. Derivatives receiving deferral accounting are highly effective, no amounts were excluded from the assessment of hedge effectiveness, and hedge ineffectiveness was immaterial for the three and nine months ended June 30, 2012 and 2011.
Fair Value Measurements – Valuations for all derivatives and the Company's long-term debt fall within Level 2 of the GAAP valuation hierarchy. At June 30, 2012, the fair value of commodity contracts and foreign currency contracts were reported in accrued expenses and other current assets, respectively. Collateral of $22 million was posted with counterparties as of June 30, 2012. The maximum collateral that could have been required was $23 million. As of June 30, 2012, the fair value of long-term debt was $5,079 million, which exceeded the carrying value by $730 million. Valuations of derivative contract positions are summarized below (in millions):

	September 30, 2011		June 30, 2012
	Assets	Liabilities	Assets	Liabilities
Foreign Currency	$17	(48)	33	(21)
Commodity	$—	(83)	2	(25)

10.
In March 2012, the Company acquired one-hundred percent of Avtron Loadbank, a designer and manufacturer of high quality load banks and testing systems for power equipment industries, and a marine controls business which supplies controls and software solutions for optimal operation of refrigerated sea containers and marine boilers, for a total of $170 million. Avtron is reported in the Network Power segment while the marine controls business is reported in the Climate Technologies segment. Combined annual sales for the two companies were approximately $100 million in 2011.

The Company expects to complete the divestiture of its Knaack business unit in the fourth quarter. Knaack, a leading provider of premium secure storage solutions for job sites and work vehicles, has annual sales of approximately $100 million and is reported in the Commercial & Residential Solutions business segment.

Items 2 and 3.
Management's Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
Third quarter 2012 sales and earnings increased versus the prior year period, reflecting strong underlying growth in Asia, Latin America and Canada and solid growth in the United States and Middle East/Africa. Europe was essentially flat. The significant strengthening of the U.S. dollar in the third quarter had a negative impact on sales. Forecasts are for slowing growth in worldwide gross fixed investment as macroeconomic indicators remain mixed, including weakness in Europe due to the financial situation, slower growth in China and the decelerating recovery in the U.S. Growth continued in industrial end markets for Process Management as Thailand flooding issues have largely been resolved. Sales and earnings increased primarily due to continued growth in global oil and gas, chemical and power end markets. Growth in Commercial & Residential Solutions reflected improvements in commercial and residential construction spending. Sales decreased slightly in Industrial Automation on unfavorable foreign currency and mixed results among businesses. Demand in Network Power end markets was mixed and sales and earnings declined, reflecting volume decreases and deleverage related to weakness in telecommunications and information technology markets. Network Power sales, earnings, and margin improved sequentially from the second quarter. Sales for Climate Technologies were negatively affected by global weakness in residential air conditioning markets, while earnings increased slightly on cost containment actions. Emerson's financial position remains strong and the Company continues to generate substantial cash flow.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

THREE MONTHS ENDED JUNE 30, 2012, COMPARED WITH THREE MONTHS ENDED JUNE 30, 2011
Following is an analysis of the Company’s operating results for the third quarter ended June 30, 2012, compared with the third quarter ended June 30, 2011.
RESULTS OF OPERATIONS

Three Months Ended June 30	2011	2012	Change
(dollars in millions, except per share amounts)

Net sales	$6,288	6,484	3%
Gross profit	$2,498	2,628	5%
Percent of sales	39.7%	40.5%
SG&A	$1,363	1,338
Percent of sales	21.6%	20.6%
Other deductions, net	$87	84
Interest expense, net	$56	51
Earnings before income taxes	$992	1,155	16%
Percent of sales	15.8%	17.8%
Net earnings common stockholders	$683	770	13%
Percent of sales	10.9%	11.9%

Diluted EPS – Net earnings	$0.90	1.04	16%
Net sales for the quarter were $6,484 million, an increase of $196 million, or 3 percent, compared with $6,288 million for the prior year. Consolidated results reflect a 6 percent ($364 million) increase in underlying sales (which exclude acquisitions, divestitures and foreign currency translation), a negative 3 percent ($177 million) impact from foreign currency translation and a negligible impact from acquisitions, net of divestitures ($9 million). The 6 percent increase in underlying sales reflects 5 percent volume growth and an estimated 1 percent from price. Underlying sales increased 6 percent in both the United States and internationally, including Asia (9 percent, with China up 2 percent), Latin America (19 percent), Middle East/Africa (5 percent) and Canada (10 percent), while sales in Europe were flat. Segment results were mixed as sales for Process Management and Commercial & Residential Solutions grew $333 million and $9 million, respectively, while sales in Network Power, Climate Technologies and Industrial Automation decreased $95 million, $25 million and $13 million, respectively.
Costs of sales for the quarters were $3,856 million and $3,790 million, respectively. Gross profit of $2,628 million and $2,498 million, respectively, resulted in gross margins of 40.5 percent and 39.7 percent. The increases in gross profit and gross margin reflect increased volume and associated leverage, pricing, materials cost containment and savings from cost reduction actions, partially offset by unfavorable product mix and other costs.
Selling, general and administrative (SG&A) expenses decreased $25 million, to $1,338 million, or 20.6 percent of sales, compared with $1,363 million, or 21.6% in 2011, largely due to leverage on increased Process Management volume, cost containment actions, and $23 million lower stock compensation expense due to a lower stock price, partially offset by volume deleverage in Network Power.
Other deductions, net were $84 million, a $3 million decrease from the prior year, primarily due to payments of $37 million received related to dumping duties, partially offset by higher rationalization expense and higher current year foreign currency transaction losses. See Notes 5 and 6 for further details regarding other deductions, net and rationalization costs.
Pretax earnings of $1,155 million increased $163 million, or 16 percent, compared with $992 million for 2011. Earnings results primarily reflect increases of $124 million in Process Management and $29 million in Industrial Automation.
Income taxes were $368 million and $294 million for the third quarters of 2012 and 2011, respectively, resulting in effective tax rates of 32 percent and 30 percent. The effective tax rate for fiscal year 2012 is estimated at approximately 32 percent.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Net earnings common stockholders were $770 million, an increase of 13 percent, and net earnings per share were $1.04, an increase of 16 percent, compared with $683 million and $0.90 for 2011. The 16 percent increase in earnings per share reflects improved operating results and the repurchase of common shares.
BUSINESS SEGMENTS
Following is an analysis of operating results for the Company’s business segments for the third quarter ended June 30, 2012, compared with the third quarter ended June 30, 2011. The Company defines segment earnings as earnings before interest and taxes.

Process Management

Three Months Ended June 30	2011	2012	Change
(dollars in millions)

Sales	$1,789	2,122	19%
Earnings	$366	490	34%
Margin	20.4%	23.1%
Process Management third quarter sales increased 19%, $333 million, to $2,122 million as nearly all businesses reported higher sales, partially due to recovery of sales (estimated at 7%) delayed by Thailand flooding in the first quarter. Strong growth in the measurement and flow businesses and the valves and regulators businesses was driven by solid global oil and gas investment and demand in the chemical end market. The systems and solutions businesses also reported strong sales growth. Backlog remains at high levels. Underlying sales increased 23 percent on volume growth, while foreign currency translation had a 4 percent ($61 million) unfavorable impact. Geographically, underlying sales increased in all regions, including 29 percent in the United States, 25 percent in Asia, 33 percent in Latin America, 14 percent in Europe and 13 percent in both Middle East/Africa and Canada. Earnings increased $124 million to $490 million, while margin increased 2.7 percentage points. Recovery of sales delayed by the Thailand flooding, along with savings from cost reductions, contributed to the strong volume leverage. Margin growth was partially offset by a $4 million unfavorable impact from foreign currency transactions, and other incremental costs associated with Thailand flooding.
Industrial Automation

Three Months Ended June 30	2011	2012	Change
(dollars in millions)

Sales	$1,391	1,378	(1)%
Earnings	$230	259	12%
Margin	16.6%	18.8%
Industrial Automation sales decreased $13 million, to $1,378 million as strong growth in ultrasonic welding, solid growth in hermetic motors and moderate growth in electrical distribution was more than offset by decreases in primarily fluid automation and electrical drives. Strength in power generating alternators was mostly offset by decreases in industrial motors. An underlying sales increase of 3 percent, including 2 percent from price, was more than offset by unfavorable foreign currency translation of 4 percent ($54 million). Geographically, underlying sales increased 12 percent in the United States and 9 percent in Latin America, partially offset by decreases of 4 percent in Europe and 1 percent in Middle East/Africa. Sales in Asia were flat, however China was up 3 percent. Earnings increased $29 million to $259 million and margin increased 2.2 percentage points, reflecting a $37 million gain on payments received by the power transmission business related to dumping duties (see Note 5) and savings from cost reduction actions, partially offset by $5 million higher restructuring expense and unfavorable foreign currency translation due to the stronger U.S. dollar.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Network Power

Three Months Ended June 30	2011	2012	Change
(dollars in millions)

Sales	$1,683	1,588	(6)%
Earnings	$176	163	(7)%
Margin	10.4%	10.3%
Sales for Network Power decreased $95 million, to $1,588 million, reflecting mixed results as challenging telecommunications and information technology end markets continued to weigh on the businesses. Demand remained weak in embedded computing and power across all regions and product line rationalization in this business continued. The network power systems business was down moderately overall. Uninterruptible power supply and precision cooling growth was strong in Asia (led by progress on the National Broadband Network (NBN) contract in Australia) and Latin America, offset by decreases in Europe and North America. In addition, the North America and Europe energy systems and infrastructure management businesses decreased. Underlying sales decreased 4 percent, excluding a 3 percent ($39 million) negative impact from foreign currency translation, slightly offset by a 1 percent ($15 million) favorable impact from the Avtron acquisition. Total underlying segment sales decreased 14 percent in the United States, 7 percent in Europe and 6 percent in Middle East/Africa, while sales increased 16 percent in Latin America and 6 percent in Asia (with China down 2 percent). Earnings of $163 million decreased $13 million primarily due to lower volume and resulting deleverage, unfavorable mix, and higher restructuring expense of $8 million. Segment margin decreased 0.1 percentage point due to the factors noted above plus a $6 million unfavorable foreign currency impact, nearly offset by materials and other cost containment and the absence of $16 million in Chloride acquisition-related costs included in the prior year. Sequential margin expansion is expected to continue into the fourth quarter.
Climate Technologies

Three Months Ended June 30	2011	2012	Change
(dollars in millions)

Sales	$1,171	1,146	(2)%
Earnings	$229	232	1%
Margin	19.6%	20.2%
Climate Technologies sales decreased $25 million, to $1,146 million. Sales decreased modestly as continued softness in global residential markets and weakness in Europe adversely affected results. U.S. air conditioning was down slightly as strong growth in residential and commercial was offset by weakness in service. Additionally, global refrigeration was down moderately (U.S. flat) and China air conditioning was down substantially. Europe air conditioning and refrigeration were down significantly. Underlying sales decreased 1 percent, including 3 percent lower volume partially offset by approximately 2 percent from price, a 2 percent ($18 million) negative impact from foreign currency translation, and a 1 percent ($12 million) favorable impact from the marine controls business acquisition. Underlying sales decreased 5 percent in Asia (China down 8 percent), 12 percent in Europe and 14 percent in Middle East/Africa, partially offset by increases of 1 percent in the United States, 9 percent in Latin America and 14 percent in Canada. Earnings increased $3 million to $232 million and margin increased 0.6 percentage points, due to savings from cost containment actions, partially offset by other incremental costs. Overall, demand is expected to improve at a modest pace, but mixed across regions.
Commercial & Residential Solutions

Three Months Ended June 30	2011	2012	Change
(dollars in millions)

Sales	$472	481	2%
Earnings	$96	98	3%
Margin	20.2%	20.4%

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Commercial & Residential Solutions sales increased $9 million to $481 million in the third quarter, reflecting a 7 percent ($32 million) increase in underlying sales, mostly offset by a negative 4 percent ($18 million) impact from the prior year heating elements unit divestiture and an unfavorable 1 percent ($5 million) impact from foreign currency translation. Underlying sales growth reflects 5 percent from higher volume and an estimated 2 percent from price. Sales increased in all businesses, led by strong growth in residential and commercial storage and moderate growth in professional tools and food waste disposers. The wet/dry vacuums business grew modestly. Underlying sales increased 4 percent in the United States and 10 percent internationally, with strong growth in the Middle East/Africa, Canada and Asia. Earnings of $98 million were up $2 million compared to the prior year and margin increased 0.2 percentage points, reflecting the sales increase and cost reductions, which were mostly offset by unfavorable mix and other incremental costs. The divestiture of the heating elements unit had a favorable impact on the margin comparison.
NINE MONTHS ENDED JUNE 30, 2012, COMPARED WITH NINE MONTHS ENDED JUNE 30, 2011
Following is an analysis of the Company’s operating results for the nine months ended June 30, 2012, compared with the nine months ended June 30, 2011.
RESULTS OF OPERATIONS

Nine Months Ended June 30	2011	2012	Change
(dollars in millions, except per share amounts)

Net sales	$17,677	17,712	—
Gross profit	$6,967	7,019	1%
Percent of sales	39.4%	39.6%
SG&A	$3,989	4,051
Percent of sales	22.6%	22.8%
Other deductions, net	$266	279
Interest expense, net	$174	167
Earnings before income taxes	$2,538	2,522	(1)%
Percent of sales	14.4%	14.2%
Net earnings common stockholders	$1,719	1,686	(2)%
Percent of sales	9.7%	9.5%

Diluted EPS – Net earnings	$2.26	2.28	1%
Net sales were $17,712 million, an increase of $35 million, or essentially flat compared with net sales of $17,677 million for the prior year. Consolidated results reflect a 2 percent ($303 million) increase in underlying sales, a negative 2 percent ($239 million) impact from foreign currency translation and a negligible impact (negative $29 million) from a small divestiture, net of acquisitions. Underlying sales reflected 1 percent growth in both volume and price, on increases in the United States (2 percent), Asia (1 percent), Latin America (12 percent), Middle East/Africa (2 percent) and Canada (9 percent). Sales in Europe decreased slightly (1 percent). Segment results were mixed as sales in Process Management and Commercial & Residential Solutions were up $534 million and $40 million, respectively, while sales in Network Power, Climate Technologies and Industrial Automation decreased $336 million, $190 million and $18 million, respectively.
Costs of sales for 2012 and 2011 were $10,693 million and $10,710 million, respectively. Gross profit of $7,019 million and $6,967 million, respectively, resulted in gross margins of 39.6 percent and 39.4 percent. The slight increase in gross profit and gross margin reflects third quarter volume and leverage improvements, pricing, and savings from cost reduction actions in prior periods, partially offset by unfavorable product mix plus volume deleverage and higher incremental costs related to the first quarter Thailand flooding.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Selling, general and administrative expenses were $4,051 million, or 22.8 percent of net sales, increases of $62 million and 0.2 percentage points compared with $3,989 million and 22.6 percent for 2011. The increases were largely due to the business mix impact from higher Process Management volume, deleverage on lower volume in Network Power, Industrial Automation and Climate Technologies, and a $17 million charge related to the elimination of post-65 supplemental retiree medical benefits for approximately 8,000 active employees and higher wage costs, partially offset by significant cost reduction actions and lower incentive stock compensation expense of $55 million, reflecting no incentive stock plan overlap in 2012 and a stock option award in the prior year.
Other deductions, net were $279 million, a $13 million increase from the prior year, primarily due to higher rationalization expense and higher foreign currency transaction losses, partially offset by higher current year gains, including a $43 million gain on payments received related to dumping duties, and lower intangibles amortization. Gains in 2011 included the $15 million India joint venture acquisition gain. See Notes 5 and 6 for further details regarding other deductions, net and rationalization costs.
Pretax earnings of $2,522 million for the first nine months of 2012 decreased $16 million, or 1 percent, compared with $2,538 million for 2011. Earnings results reflect decreases of $89 million in Network Power and $49 million in Climate Technologies, partially offset by increases of $69 million in Process Management, $19 million in Industrial Automation and $15 million in Commercial & Residential Solutions.
Income taxes were $798 million and $782 million for the first nine months of 2012 and 2011, respectively, resulting in effective tax rates of 32 percent and 31 percent.
Net earnings common stockholders were $1,686 million and net earnings per share were $2.28, a decrease of 2 percent and an increase of 1 percent, respectively, compared with $1,719 million and $2.26 for 2011.
BUSINESS SEGMENTS
Following is an analysis of operating results for the Company’s business segments for the nine months ended June 30, 2012, compared with the nine months ended June 30, 2011. The Company defines segment earnings as earnings before interest and taxes.

Process Management

Nine Months Ended June 30	2011	2012	Change
(dollars in millions)

Sales	$4,984	5,518	11%
Earnings	$952	1,021	7%
Margin	19.1%	18.5%
Process Management sales increased $534 million to $5,518 million as nearly all businesses reported higher sales due to strong second and especially third quarter results. Strong growth in the measurement and flow businesses and the valves and regulators businesses was driven by solid global oil and gas investment and demand in the chemical end market. The systems and solutions businesses reported solid sales growth. The supply chain disruptions from Thailand flooding that adversely affected several businesses in the first quarter have largely been resolved. Underlying sales increased 13 percent on volume growth while foreign currency translation had a 2 percent ($84 million) unfavorable impact. Geographically, underlying sales increased in all regions, including 18 percent in the United States, 10 percent in Asia, 21 percent in Latin America, 8 percent in Europe, 12 percent in Canada and 5 percent in Middle East/Africa. Earnings increased $69 million for the period to $1,021 million on higher volume and leverage, while margin decreased 0.6 percentage points due to unfavorable product mix, a $9 million unfavorable impact from foreign currency transactions, $5 million in higher restructuring expense, and other incremental costs associated with Thailand flooding, partially offset by savings from cost reduction actions.
Industrial Automation

Nine Months Ended June 30	2011	2012	Change
(dollars in millions)

Sales	$3,909	3,891	—
Earnings	$625	644	3%
Margin	16.0%	16.6%

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Industrial Automation sales decreased $18 million, to $3,891 million, essentially flat compared to prior year as strong growth in electrical distribution and ultrasonic welding and slight growth in power generating alternators and industrial motors were offset by decreases in fluid automation and the electrical drives, solar and wind power businesses, and first half softness in hermetic motors due to lower global compressor demand. Underlying sales grew 2 percent, reflecting price, offset by a 2 percent ($76 million) unfavorable impact from foreign currency translation. Geographically, underlying sales increased 4 percent in the United States, 7 percent in Latin America, 8 percent in Middle East/Africa, and were flat in both Europe and Asia (China down 3 percent). Earnings of $644 million were up $19 million and margin increased 0.6 percentage points, primarily reflecting a $43 million gain on payments received by the power transmission business related to dumping duties (see Note 5), partially offset by lower volume and resulting deleverage, higher materials cost and unfavorable product mix.
Network Power

Nine Months Ended June 30	2011	2012	Change
(dollars in millions)

Sales	$4,968	4,632	(7)%
Earnings	$508	419	(18)%
Margin	10.2%	9.0%
Sales for Network Power decreased $336 million to $4,632 million due to weak demand and product rationalization in the embedded computing and power business, weakness in telecommunications and information technology end markets, and lower first half spending by customers due to disruptions in their supply chains from Thailand flooding. A moderate sales decrease in the network power systems business reflects declines in North America and Europe energy systems, infrastructure management, and North America and Europe uninterruptible power supply and precision cooling, partially offset by strong growth in Asia, led by the NBN contract, and modest growth in Latin America. Total underlying sales decreased 6 percent on lower volume, foreign currency translation had a 1 percent ($54 million) unfavorable impact, and the Avtron acquisition had a negligible favorable impact ($14 million). Geographically, underlying sales decreased 12 percent in the United States, 10 percent in Europe, 1 percent in Latin America and 2 percent in Middle East/Africa, partially offset by increases of 1 percent in Asia (China down 3 percent) and 11 percent in Canada. Earnings of $419 million decreased $89 million and margin decreased 1.2 percentage points, primarily due to lower volume and resulting deleverage in the embedded computing and power, infrastructure management, and energy systems businesses. Segment margin was also affected by labor-related costs in China, unfavorable product mix, higher rationalization expense of $24 million and an $8 million unfavorable impact from foreign currency transactions, partially offset by cost reductions and materials cost containment. Additionally, Chloride acquisition-related costs were $27 million in the first nine months of the prior year.
Climate Technologies

Nine Months Ended June 30	2011	2012	Change
(dollars in millions)

Sales	$2,995	2,805	(6)%
Earnings	$539	490	(9)%
Margin	18.0%	17.5%
Climate Technologies sales decreased $190 million, to $2,805 million on decreases in the air conditioning compressors, temperature controls, and temperature sensors businesses as global softness in residential air conditioning markets and weakness in Europe adversely affected results. Modest growth in Asia included a significant decrease in China. Strength in U.S. refrigeration was more than offset by decreases in U.S. and China air conditioning, while Europe air conditioning and refrigeration were down significantly. Results reflect an underlying sales decrease of 6 percent, including 8 percent lower volume partially offset by approximately 2 percent from price, a 1 percent ($19 million) negative impact from foreign currency translation, and a 1 percent ($12 million) favorable impact from the marine controls business acquisition. Underlying sales decreased 5 percent in the United States, 11 percent in Asia (down 21 percent in China), and 12 percent in Europe, while sales increased 18 percent in Latin America. Earnings decreased $49 million to $490 million and margin declined 0.5 percentage points, due to lower sales volume and resulting deleverage, slightly offset by savings from cost reduction actions.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Commercial & Residential Solutions

Nine Months Ended June 30	2011	2012	Change
(dollars in millions)

Sales	$1,373	1,413	3%
Earnings	$280	295	6%
Margin	20.4%	20.9%
Commercial & Residential Solutions sales increased $40 million to $1,413 million, reflecting a 7 percent ($101 million) increase in underlying sales, a 4 percent ($55 million) unfavorable impact from the prior year heating elements unit divestiture and a negligible ($6 million) unfavorable impact from foreign currency translation. Underlying sales growth includes 5 percent higher volume and an estimated 2 percent from price. The sales increase was led by strong growth in storage and professional tools and solid growth in food waste disposers, slightly offset by a modest decrease in the wet/dry vacuums business. Underlying sales increased 6 percent in the United States and 8 percent internationally, including strong growth in Latin America and Middle East/Africa, solid growth in Canada and moderate growth in Asia. Earnings of $295 million were up $15 million compared to the prior year, reflecting increases in the professional tools and storage businesses, partially offset by small decreases in the wet/dry vacuums and food waste disposers businesses, and a $7 million unfavorable comparison with prior year earnings from the divested heating elements unit. Margin increased 0.5 percentage points as the sales increase, leverage, cost reductions and the comparative effect of the heating products divestiture were partially offset by higher materials and other costs, and unfavorable product mix.

FINANCIAL CONDITION
Key elements of the Company's financial condition for the nine months ended June 30, 2012 as compared to the year ended September 30, 2011 and the nine months ended June 30, 2011 follow:

	Sept 30, 2011	Jun 30, 2012
Working capital (in millions)	$2,880	2,607
Current ratio	1.4 to 1	1.4 to 1
Total debt-to-total capital	33.3%	35.7%
Net debt-to-net capital	23.2%	25.3%
Interest coverage ratio	15.8X	15.0X
The Company's interest coverage ratio (earnings before income taxes plus interest expense, divided by interest expense) was 15.0X for the first nine months of 2012 compared to 14.3X in the prior year. The increase in 2012 is primarily due to lower average rates on borrowings in 2012, partially offset by lower earnings.
Cash provided by operating activities of $1,742 million decreased $236 million compared with $1,978 million in the prior year period, primarily due to increased investment in working capital, including higher inventory levels in connection with Thailand flooding which are being brought back in line through the end of the year, and the decrease in earnings. Operating cash flow and an increase in short-term borrowings of $902 million funded capital expenditures of $428 million, dividends of $881 million, treasury stock purchases of $527 million and long-term debt payments of $255 million. For the nine months ended June 30, 2012, free cash flow of $1,314 million (operating cash flow of $1,742 million less capital expenditures of $428 million) was down $261 million from free cash flow of $1,575 million (operating cash flow of $1,978 million less capital expenditures of $403 million) in the prior year period as the Company continues to make capital investments in technology and capacity to support future growth. Overall, cash and equivalents increased $240 million during the first nine months of 2012.
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

FISCAL 2012 OUTLOOK
Since the Company last provided guidance in May, significant strengthening of the U.S. dollar, particularly against the euro, is expected to further reduce sales for the second half of fiscal 2012 by $200 million, or an incremental 1 percentage point. Additionally, underlying growth has improved at a slower pace than expected due to the financial situation in Europe, the slowing Chinese economy and the decelerating recovery in the United States, necessitating a downward adjustment to the upper end of the range previously communicated. Accordingly, the Company's current outlook for fiscal 2012 is for underlying sales to increase approximately 3 percent to 4 percent, which excludes an estimated 2 percent unfavorable impact from foreign currency translation. Net sales growth for the year is forecast to be in the range of positive 1 percent to 2 percent compared with 2011 sales of $24.2 billion. The Company continues to expect operating profit margin of approximately 17.5 percent to 17.8 percent (excluding approximately 2.5 percent for other deductions, net and interest) and pretax margin of approximately 15.0 percent to 15.3 percent. Earnings per share is forecast in the range of $3.35 to $3.40. Expectations are for operating cash flow of approximately $3.3 billion to $3.4 billion and capital expenditures of approximately $0.7 billion.
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
Item 4. Controls and Procedures
Emerson maintains a system of disclosure controls and procedures which are designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including the Company’s certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of June 30, 2012, to provide reasonable assurance of the achievement of these objectives.
Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports.
There was no change in the Company's internal control over financial reporting during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities (shares in 000s).

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2012	530	$50.88	530	23,665
May 2012	1,860	$47.81	1,860	21,805
June 2012	2,010	$45.80	2,010	19,795
Total	4,400	$47.26	4,400	19,795

The Company’s Board of Directors authorized the repurchase of up to 80 million shares under the May 2008 program.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Item 6. Exhibits

(a) Exhibits (Listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

12	Ratio of Earnings to Fixed Charges.

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

101
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the three and nine months ended June 30, 2011 and 2012, (ii) Consolidated Balance Sheets at September 30, 2011 and June 30, 2012, (iii) Consolidated Statements of Cash Flows for the nine months ended June 30, 2011 and 2012, and (iv) Notes to Consolidated Financial Statements for the three and nine months ended June 30, 2012.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMERSON ELECTRIC CO.

Date:	August 8, 2012	By	/s/ Frank J. Dellaquila
Frank J. Dellaquila
Senior Vice President and Chief Financial Officer
(on behalf of the registrant and as Chief Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit

12	Ratio of Earnings to Fixed Charges.

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

101
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the three and nine months ended June 30, 2011 and 2012, (ii) Consolidated Balance Sheets at September 30, 2011 and June 30, 2012, (iii) Consolidated Statements of Cash Flows for the nine months ended June 30, 2011 and 2012, and (iv) Notes to Consolidated Financial Statements for the three and nine months ended June 30, 2012.