Form 10-K
period 2012-09-30
EMERSON ELECTRIC CO
filed 2012-11-20
CIK 32604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

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
Yes ☐ No ☒

Aggregate market value of the voting stock held by nonaffiliates of the registrant as of close of business on March 31, 2012: $38.1 billion.

Common stock outstanding at October 31, 2012: 724,139,345 shares.

Documents Incorporated by Reference

1.	Portions of Emerson Electric Co. 2012 Annual Report to Stockholders for the year ended September 30, 2012 incorporated by reference into Parts I and II hereof.

2.	Portions of Emerson Electric Co. Notice of 2013 Annual Meeting of Stockholders and Proxy Statement incorporated by reference into Part III hereof.

PART I

ITEM 1 - BUSINESS

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

Emerson is organized into the business segments below, based on the nature of the products and services rendered (more complete descriptions follow):

•	Process Management - providing measurement, control and diagnostic capabilities for automated industrial processes producing items such as fuels, chemicals, foods, medicines and power.

•	Industrial Automation - bringing integrated manufacturing solutions to diverse industries worldwide.

•
Network Power - providing power conditioning and reliability, and environmental control to help keep telecommunication systems, data networks and other critical business applications continuously operating.

•	Climate Technologies - enhancing household and commercial comfort as well as food safety and energy efficiency through air conditioning and refrigeration technology.

•	Commercial & Residential Solutions - providing tools for professionals and homeowners, home and commercial storage systems, and appliance solutions.

Sales, earnings before interest and income taxes, and total assets attributable to each business segment for the three years ended September 30, 2012, are set forth in Note 16 of Notes to Consolidated Financial Statements of the 2012 Annual Report, which note is hereby incorporated by reference. Percentage sales by segment in 2012 were Process Management, 31 percent; Industrial Automation, 21 percent; Network Power, 25 percent; Climate Technologies, 15 percent; and Commercial & Residential Solutions, 8 percent. Sales by geographic destination in 2012 were the United States and Canada, 45 percent; Asia, 24 percent; Europe, 20 percent; Latin America, 6 percent; and Middle East/Africa, 5 percent. Information with respect to acquisition and divestiture activities and rationalization of operations is set forth in Notes 3 and 5 of Notes to Consolidated Financial Statements of the 2012 Annual Report, which notes are hereby incorporated by reference.

PROCESS MANAGEMENT

The Process Management segment offers customers products and technology as well as engineering and project management services for precision measurement, control, monitoring and asset optimization of oil and gas reservoirs and power generating plants, or plants that process or treat such items as oil, natural gas and petrochemicals; food and beverages; pulp and paper; pharmaceuticals; and municipal water supplies. This array of products and services helps customers optimize their plant capabilities in the areas of plant safety and reliability, product quality and output efficiency. In 2012, sales by geographic destination for Process Management were the United States and Canada, 39 percent; Asia, 24 percent; Europe, 20 percent; Latin America, 8 percent; and Middle East/Africa, 9 percent.

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

Measurement and Analytical Instrumentation

Measurement instrumentation measures the physical properties of liquids or gases in a process stream, such as pressure, temperature, level, rate and amount of flow, and communicates this information to a process control system. Measurement technologies provided by Emerson include Coriolis direct mass flow, magnetic flow, vortex flow, ultrasonic flow, differential pressure, ultralow-flow fluid measurement, temperature sensors, radar-based tank gauging and magnetic level gauging. Emerson measurement products are also often used in custody transfer applications, such as the transfer of gasoline from a storage tank to a tanker truck, where precise metering of the amount of fluid transferred helps ensure accurate asset management. Complementary products include onshore and subsea multi-phase meters, wetgas meters, downhole gauges and corrosion/erosion measuring instruments.

Analytical instrumentation analyzes the chemical composition of process fluids and emissions to enhance quality and efficiency, as well as environmental compliance. Emerson’s analytical technologies include process gas chromatographs, in-situ oxygen analyzers, infrared gas and process fluid analyzers, combustion analyzers and systems, and analyzers that measure pH, conductivity and water quality. Emerson provides sensors to detect combustible and toxic gases, and flames. These devices support the safety of people and process plant assets.

The Company also provides these same technologies with wireless communication capability, allowing customers to monitor processes or equipment that were previously not measurable (remote, moving/rotating) or not economical to measure due to the cost and difficulty of running wires in industrial process plants.

Valves, Actuators and Regulators

Control valves respond to commands from a control system to continuously and precisely modulate the flow of process fluids to provide maximum process efficiency and product quality. Emerson provides sliding stem valves, rotary valves and butterfly valves, and related valve actuators and controllers. The Company also provides a line of industrial and residential regulators, whose function is to reduce the pressure of fluids from high-pressure supply lines moving into lower pressure systems.
®
PlantWeb Digital Plant Architecture

PlantWeb digital plant architecture combines the technologies described above with the advantages of “intelligent” plant devices (valves and measurement instruments with advanced diagnostic capabilities), open communication standards (nonproprietary wired and wireless digital protocols allowing the plant devices and the control system to “talk” with one another) and integrated modular software, not only to better control the process but also to collect and analyze valuable information about plant assets and processes. This capability gives customers the ability to detect or predict changes in equipment and process performance and the associated impact on plant operations. PlantWeb architecture provides the insight to improve plant availability and safety, and also furnishes a platform to continually improve asset management and standards compliance, and to reduce startup, operating and maintenance costs.

Industry Services and Solutions

Process Management’s array of process automation and asset optimization services can improve automation project implementation time and costs, increase process availability and productivity, and reduce the total cost of ownership. Global Industry Centers offer engineering and project management services to help customers extract maximum performance and reliability from their process equipment and automation assets. These Centers serve industries such as oil and gas, pulp and paper, chemicals, power, food and beverage, and life sciences. They also assist customers in diagnosing equipment problems and plant inefficiencies.

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

Brands

Service/trademarks and trade names within the Process Management segment include Emerson Process Management, AMS Suite, Baumann, Bettis, Bristol, CSI, Damcos, Daniel, DeltaV, EIM, El-O-Matic, Fisher, Go Switch, Guardian, Micro Motion, Net Safety, Ovation, PlantWeb, ROC, Rosemount, Roxar, Smart Process, SureService, Tescom, TopWorx and Valvetop.

INDUSTRIAL AUTOMATION

The Industrial Automation segment provides integrated manufacturing solutions to our customers at the source of manufacturing their own products. Products include motors, drives, power generating alternators, power transmission solutions, fluid controls and materials joining equipment. Through these offerings, the Company brings technology and enhanced quality to the customer’s final product. In 2012, sales by geographic destination for this segment were the United States and Canada, 41 percent; Asia, 16 percent; Europe, 36 percent; Latin America, 3 percent; and Middle East/Africa, 4 percent.

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

Power Transmission

Power transmission products include belt and chain drives, helical and worm gearing, mounted and unmounted bearings, couplings, modular plastic belts and conveying chains and components. They are used to transmit power mechanically, provide anti-friction support or to enable automated material handling in a wide variety of industrial and commercial applications. Our product designs and application experience enable us to provide both standard and customized automation and power transmission solutions to our customers.

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

Electrical Distribution

Emerson’s majority-owned EGS Electrical Group joint venture with SPX Corporation manufactures a broad line of components for current- and noncurrent-carrying electrical distribution devices. These products include conduit and cable fittings, plugs and receptacles, industrial lighting, enclosures and controls. Products in this category are used in hazardous, industrial, commercial and construction environments, such as oil and gas drilling and production sites, pulp and paper mills and petrochemical plants.

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

Brands

Service/trademarks and trade names within the Industrial Automation segment include Emerson Industrial Automation, Appleton, ASCO, ASCO Joucomatic, ASCO Numatics, Branson Ultrasonics, Browning, Control Techniques, Jaure, Kato Engineering, Kop-Flex, Leroy Somer, McGill, Morse, Nutsteel, O-Z/Gedney, Power Transmission Solutions, Rollway, Sealmaster, SSB Wind Systems, System Plast and Trident.

NETWORK POWER

The Network Power segment designs, manufactures, installs and maintains products providing “grid to chip” electric power conditioning, power reliability and environmental control for telecommunications networks, data centers and other critical applications, and also provides comprehensive data center infrastructure management solutions. Products in this segment include inbound power systems, uninterruptible power systems, precision cooling, integrated data centers, control devices, software, monitoring and 24-hour service, embedded power supplies and embedded computing systems. In 2012, sales by geographic destination for this segment were the United States and Canada, 38 percent; Asia, 36 percent; Europe, 17 percent; Latin America, 6 percent; and Middle East/Africa, 3 percent.

Inbound Power Systems

Inbound power technology provides reliable power systems which automatically transfer critical application loads from a utility to emergency backup generators in the event of a blackout or brownout. Products include automatic transfer switches, paralleling and synchronizing gear and related distribution equipment and control systems.

Uninterruptible Power Systems

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

Service and Site Operations

Network Power staffs Energy Operation Centers in more than 30 countries and deploys field service personnel worldwide to assist customers in managing their network support systems. Services include on-site operations management, energy consumption monitoring, preventive maintenance, electrical testing, remote monitoring and management, and 24-hour service capability.

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

Connectivity Solutions

Connectivity products serve the needs of the wireless communications, telephone and data network, CATV, defense, security systems and health care industries and other industrial customers with a broad range of radio frequency, microwave and fiber optic interconnect components and assemblies.

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

CLIMATE TECHNOLOGIES

The Climate Technologies segment provides products and services for all areas of the climate control industry, including residential heating and cooling, commercial air conditioning, and commercial and industrial refrigeration. The Company's technology enables homeowners and businesses to better manage their heating, air conditioning and refrigeration systems for improved control and lower energy costs. This segment also provides services that digitally control and remotely monitor refrigeration units in grocery stores and other food distribution outlets to enhance freshness and food safety. In 2012, sales by geographic destination for this segment were the United States and Canada, 55 percent; Asia, 23 percent; Europe, 12 percent; Latin America, 6 percent; and Middle East/Africa, 4 percent.

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

Commercial and Industrial Refrigeration

Our technology is incorporated into equipment to refrigerate food and beverages in supermarkets, convenience stores, food service operations, refrigerated trucks and refrigerated marine transport containers. Climate Technologies refrigeration products are also used in a wide variety of industrial applications, including medical applications, food processing and cold storage. Products include reciprocating, scroll and screw compressors; precision flow controls; system diagnostics and controls that provide precise temperature management; and environmental control systems.

Services and Solutions

Services and solutions enable global customers to optimize the performance of facilities including large-scale retailers, supermarkets, convenience stores and food services facilities. By providing expertise in air conditioning, refrigeration and lighting control, Climate Technologies performs as a complete facility manager for its customers. The Company’s expertise allows customers to reduce energy and maintenance costs, thereby improving overall facility uptime. In addition to industry-leading controls, services include facility design and product management, site commissioning, facility monitoring and energy modeling.

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

COMMERCIAL & RESIDENTIAL SOLUTIONS

Emerson’s Commercial & Residential Solutions (formerly Tools and Storage) segment includes a broad range of tools, storage products and appliance solutions. In 2012, sales by geographic destination for this segment were the United States and Canada, 83 percent; Asia, 4 percent; Europe, 8 percent; Latin America, 3 percent; and Middle East/Africa, 2 percent.

Professional and Do-It-Yourself Tools

Our pipe-working tools are used by plumbing and mechanical professionals to install and repair piping systems. These tools include pipe wrenches, pipe cutters, pipe threading and roll grooving equipment, a time-saving system that joins tubing through mechanical crimping, drain cleaners, tubing tools, and diagnostic systems, including closed-circuit television pipe inspection and locating equipment. Other professional tools include water jetters, wet-dry vacuums, commercial vacuums and bolt cutters. Do-it-yourself tools, available at home improvement retail outlets, include drain cleaning equipment, pipe and tube working tools, and wet-dry vacuums.

Storage Solutions

Emerson provides a wide variety of freestanding, fixed and mobile storage products for residential, commercial, health care and food service applications. Our products for the home include wall-mounted and freestanding shelving systems, cabinet and closet organizers, home office storage, and drawer systems and containers, available in wire, stainless steel and laminate. Our commercial storage solutions help customers utilize space in the most efficient manner, including storage and display shelving, stock-picking and kitting carts, cabinets, totes, bins, workstations, and merchandising and inventory storage racks. Products provided to the health care industry assist in medical response and treatment, including emergency and operating room carts, medication carts, polymer and wire shelving systems, and sterile worktables. Our food service equipment helps meet the storage needs of the food service and hospitality industries, such as restaurants and hotels. This equipment includes polymer and wire storage systems, busing carts, pan and tray racks, transport carts and workstations.

Appliances and Components

Emerson provides a number of appliance solutions, including residential and commercial food waste disposers, ceiling fans, instant hot water dispensers and compact electric water heaters.

Distribution

The principal worldwide distribution channels for the Commercial & Residential Solutions segment are distributors and direct sales forces. Professional tools are sold almost exclusively worldwide through distributors. Independent sales representatives are utilized to a lesser extent, particularly for storage solutions. Appliance solutions are sold through direct sales force networks and distributors.

Brands

Service/trademarks and trade names within the Commercial & Residential Solutions segment include Emerson, Emerson Appliance Solutions, Emerson Professional Tools, Emerson Storage Solutions, ClosetMaid, Flo Healthcare, InSinkErator, Lionville, MedDispense, METRO, ProTeam and RIDGID.

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

RAW MATERIALS

Emerson's major requirements for basic raw materials include steel, copper, cast iron, electronics, rare earth metals, aluminum and brass; and to a lesser extent, plastics and other petroleum-based chemicals. Emerson seeks to secure multiple sources of supply for each of its major requirements in order to avoid significant dependence on any one or a few suppliers. However, the supply of materials or other items could be disrupted by natural disasters or other events. Despite market price volatility for certain requirements and materials pricing pressures at some of our businesses, the raw materials and various purchased components needed for the Company’s products have generally been available in sufficient quantities.

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

BACKLOG

The Company’s estimated consolidated order backlog was $6,254 million and $6,030 million at September 30, 2012 and 2011, respectively. The vast majority of the consolidated backlog as of September 30, 2012 is expected to be shipped within one year. Estimated backlog by business segment at September 30, 2012 and 2011 follows (dollars in millions):

	2011	2012
Process Management	$3,313	3,716
Industrial Automation	629	536
Network Power	1,650	1,596
Climate Technologies	343	317
Commercial & Residential Solutions	95	89
Total Backlog	$6,030	6,254

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

RESEARCH AND DEVELOPMENT

Costs associated with Company-sponsored research and development activities were $547 million, $555 million and $473 million in 2012, 2011 and 2010, respectively.

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

EMPLOYEES

Emerson and its subsidiaries had an average of approximately 134,900 employees during 2012. Management believes that the Company's employee relations are favorable. Some of the Company's employees are represented under collective bargaining agreements, but none of these agreements is considered significant. See Note 5 of Notes to Consolidated Financial Statements of the 2012 Annual Report, which note is hereby incorporated by reference, for further information.

DOMESTIC AND FOREIGN OPERATIONS

International sales were $14,376 million in 2012, $14,322 million in 2011 and $11,938 million in 2010, including U.S. exports of $1,579 million, $1,520 million and $1,317 million in 2012, 2011 and 2010, respectively. Although there are additional risks attendant to foreign operations, such as possible nationalization of facilities, currency fluctuations and restrictions on the movement of funds, Emerson's financial position has not been materially affected thereby to date. See Note 16 of Notes to Consolidated Financial Statements of the 2012 Annual Report, which note is hereby incorporated by reference, for further information with respect to foreign operations.

INTERNET ACCESS

Emerson's reports on Forms 10-K, 10-Q, 8-K and all amendments to those reports are available without charge through the Company’s website on the Internet as soon as reasonably practicable after they are electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (SEC). They may be accessed as follows: www.Emerson.com, Investor Relations, SEC Filings. Information on Emerson’s website does not constitute part of this Form 10-K.

The information set forth under “Item 1A - Risk Factors” is hereby incorporated by reference.

ITEM 1A - RISK FACTORS

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

If We Are Unable to Defend or Protect Our Intellectual Property Rights the Company's Competitive Position Could Be Adversely Affected

The Company's intellectual property rights are important to its business and include numerous patents, trademarks, copyrights, trade secrets and other confidential information. This intellectual property may be subject to challenge, infringement, invalidation or circumvention by third parties. Despite extensive security measures, our intellectual property may be subject to misappropriation through unauthorized access of our information technology systems, employee theft, or other acts of industrial espionage. Should the Company be unable to adequately defend or protect its intellectual property, it may suffer competitive harm.

We Engage in Acquisitions, and May Encounter Difficulties in Integrating These Businesses and Therefore We May Not Realize the Anticipated Benefits of the Acquisitions

We are a company that, from time to time, seeks to grow through strategic acquisitions. In 2012 and in past years, we have made various acquisitions and entered into joint venture arrangements intended to complement or expand our business, and may continue to do so in the future (see Note 3 of Notes to Consolidated Financial Statements of the 2012 Annual Report, which note is hereby incorporated by reference). The success of these transactions will depend on our ability to integrate assets and personnel acquired in these transactions and to cooperate with our strategic partners. We may encounter difficulties in integrating acquisitions with our operations, and in managing strategic investments. Furthermore, we may not realize the degree, or timing, of benefits we anticipate when we first enter into a transaction. Any of the foregoing could adversely affect our business and results of operations.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

At September 30, 2012, Emerson had approximately 235 manufacturing locations worldwide, of which approximately 160 were located outside the United States, primarily in Europe and Asia, and to a lesser extent in Canada and Latin America. The approximate numbers of manufacturing locations by business segment are: Process Management, 60; Industrial Automation, 75; Network Power, 45; Climate Technologies, 35; and Commercial & Residential Solutions, 20. The majority of the locations are owned, with the remainder occupied under lease. The Company considers its facilities suitable and adequate for the purposes for which they are used.

ITEM 3 - LEGAL PROCEEDINGS

The information regarding legal proceedings set forth in Note 12 of Notes to Consolidated Financial Statements of the 2012 Annual Report is hereby incorporated by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information as of November 19, 2012 with respect to Emerson's executive officers. The Fiscal Year column indicates the first year the executive served as an officer of the Company. These officers have been elected or appointed to terms which expire February 5, 2013:

Name	Position	Age	Fiscal Year

D. N. Farr	Chairman of the Board and Chief Executive Officer*	57	1985

C. W. Ashmore	Executive Vice President - Planning and Development	50	2001

F. J. Dellaquila	Executive Vice President and Chief Financial Officer	55	1991

W. J. Galvin	Vice Chairman	66	1984

E. L. Monser	President and Chief Operating Officer	62	2002

C. A. Peters	Senior Executive Vice President	57	1990

R. J. Schlueter	Vice President, Controller and Chief Accounting Officer	58	1992

F. L. Steeves	Executive Vice President, Secretary and General Counsel	58	2007

*Also chairman of the Executive Committee of the Board of Directors.

There are no family relationships among any of the executive officers and directors.

David N. Farr has been Chief Executive Officer since October 2000, was appointed Chairman of the Board in September 2004, and also served as President from November 2005 to October 2010. Craig W. Ashmore was appointed Executive Vice President - Planning and Development in October 2009. Prior to his current position, Mr. Ashmore was Senior Vice President - Planning and Development from October 2004 to September 2009 and Group Vice President from 2003 to 2004. Frank J. Dellaquila was appointed Executive Vice President in November 2012 and Senior Vice President and Chief Financial Officer in February 2010. Prior to his current position, Mr. Dellaquila was Senior Vice President - Finance and Controller from August 2009 to February 2010 and Senior Vice President - Acquisitions and Development from 2004 to 2009. Walter J. Galvin has announced that he will retire as Vice Chairman and as a Director of the Company effective February 5, 2012. Mr. Galvin was appointed Vice Chairman in October 2009. Prior to his current position, Mr. Galvin was Chief Financial Officer from 1993 to February 2010, Senior Executive Vice President from October 2004 to September 2009 and Executive Vice President from February 2000 to October 2004. Edward L. Monser was appointed President in October 2010 and has been Chief Operating Officer since November 2001. Charles A. Peters has been Senior Executive Vice President since October 2000. Richard J. Schlueter was appointed Controller in October 2011. He has been Vice President Accounting since 1999 and was also appointed Chief Accounting Officer in February 2003. Frank L. Steeves was appointed Executive Vice President in October 2011. He was appointed Senior Vice President, Secretary and General Counsel in March 2007, prior to which he was Vice Chairman of the Milwaukee-based law firm of von Briesen & Roper, S.C., which has provided legal services to the Company since 2001. Mr. Steeves joined von Briesen and Roper as a partner in 2001, and became Vice Chairman of that firm in 2004.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information regarding the market for the Company's common stock, quarterly market price ranges and dividend payments is set forth in Note 18 of Notes to Consolidated Financial Statements of the 2012 Annual Report, which note is hereby incorporated by reference. There were approximately 22,960 stockholders of record at September 30, 2012.

Period	Total Number of Shares Purchased (000s)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (000s)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (000s)
July 2012	2,070	$45.72	2,070	17,725
August 2012	1,815	$50.70	1,815	15,910
September 2012	1,665	$49.59	1,665	14,245
Total	5,550	$48.51	5,550	14,245

The Company’s Board of Directors authorized the repurchase of up to 80 million shares under the May 2008 program.

ITEM 6 - SELECTED FINANCIAL DATA

Years ended September 30
(dollars in millions, except per share amounts)

	2008	2009	2010	2011	2012 (a)
Net sales	$23,751	20,102	21,039	24,222	24,412
Earnings from continuing operations – common stockholders	$2,446	1,715	1,978	2,454	1,968
Basic earnings per common share from continuing operations	$3.13	2.27	2.62	3.26	2.68
Diluted earnings per common share from continuing operations	$3.10	2.26	2.60	3.24	2.67
Cash dividends per common share	$1.20	1.32	1.34	1.38	1.60
Long-term debt	$3,297	3,998	4,586	4,324	3,787
Total assets	$21,040	19,763	22,843	23,861	23,818

(a) 2012 includes a $528 million after-tax ($0.72 per share) goodwill impairment charge.

The following businesses are classified as discontinued operations: heating elements for 2011 only, appliance motors and U.S. commercial and industrial motors for 2008 through 2010, LANDesk for 2010 only, European appliance motors and pumps for 2008, and Brooks Instrument flow meters and flow controls for 2008 only. See Note 3 of Notes to Consolidated Financial Statements of the 2012 Annual Report, which note is hereby incorporated by reference, for information regarding the Company's acquisition and divestiture activities.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information from the 2012 Annual Report set forth in Exhibit 13 hereto under “Results of Operations,” “Business Segments,” “Financial Position, Capital Resources and Liquidity,” “Critical Accounting Policies,” and "Safe Harbor Statement" is hereby incorporated by reference.

Fiscal 2013 Outlook

Orders have slowed as near-term business investment has become more cautious and market visibility has deteriorated due to economic uncertainty in the U.S., China and Europe. This has resulted in a challenging and tenuous planning environment. Based on current market conditions with slowing economic momentum, reported and underlying sales in 2013 are expected to grow at a rate in a low single-digit range of 0 to 5 percent, led by solid near-term growth for Process Management supported by continued project activity in oil and gas, chemical and power end markets, as well as steady near-term improvement in North America residential end markets in Commercial & Residential Solutions. End market demand is expected to be sluggish in Industrial Automation, especially in Europe, and near-term sales growth will be a challenge. Global market conditions for Climate Technologies are expected to remain uneven and generally sluggish in the near term. Excluding the 2012 goodwill impairment charge, EBIT margin is expected to improve 10 to 20 basis points (which excludes 240 basis points for impairment) and pretax earnings margin is expected to improve 250 to 260 basis points, which would result in earnings per share growth in the mid-to-high single digits from $3.39 in 2012. The majority of sales and earnings growth is expected to be realized in the first half of the year, due in large part to the quarterly impact of the Thailand flooding in 2012.

Non-GAAP Financial Measures

To supplement Emerson’s financial information presented in accordance with U.S. generally accepted accounting principles (U.S. GAAP), management periodically uses certain “non-GAAP financial measures,” as such term is defined in Regulation G under the rules of the SEC, to clarify and enhance understanding of past performance and prospects for the future. Generally, a non-GAAP financial measure is a numerical measure of a company’s operating performance, financial position or cash flows that excludes or includes amounts that are included in or excluded from the most directly comparable measure calculated and presented in accordance with U.S. GAAP. For example, non-GAAP measures may exclude the impact of certain items such as acquisitions, divestitures, gains, losses and impairments, or items outside of management’s control, such as foreign currency exchange rate fluctuations. Management believes that the following non-GAAP financial measures provide investors and analysts useful insight into Emerson’s financial position and operating performance. Any non-GAAP measure provided should be viewed in addition to, and not as an alternative to, the most directly comparable measure determined in accordance with U.S. GAAP, as identified in italics below. Further, the calculation of these non-GAAP financial measures may differ from the calculation of similarly titled financial measures presented by other companies and therefore may not be comparable among companies.

Underlying sales, which exclude the impact of acquisitions, divestitures and fluctuations in foreign currency exchange rates during the periods presented, are provided to facilitate relevant period-to-period comparisons of sales growth by excluding those items that impact overall comparability (U.S. GAAP measure: net sales).

Operating profit (defined as net sales less cost of sales and selling, general and administrative expenses) and operating profit margin (defined as operating profit divided by net sales) are indicative of short-term operational performance and ongoing profitability. Management closely monitors operating profit and operating profit margin of each business to evaluate past performance and actions required to improve profitability. EBIT (defined as earnings before deductions for interest expense, net and income taxes) and total segment EBIT, and EBIT margin (defined as EBIT divided by net sales) and total segment EBIT margin, are commonly used financial measures that exclude the impact of financing on the capital structure and income taxes. All these measures are utilized by management to evaluate performance (U.S. GAAP measures: pretax earnings or pretax profit margin).

Earnings, earnings per share, return on common stockholders’ equity and return on total capital excluding certain gains and losses, impairments or other items provide additional insight into the underlying, ongoing operating performance of the Company and facilitate period-to-period comparisons by excluding the earnings impact of these items. Management believes that presenting earnings, earnings per share, return on common stockholders' equity and return on total capital excluding these items is more representative of the Company’s operational performance and may be more useful for investors (U.S. GAAP measures: earnings, earnings per share, return on common stockholders’ equity, return on total capital).

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information from the 2012 Annual Report set forth in Exhibit 13 hereto under "Financial Instruments" is hereby incorporated by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and its subsidiaries, and notes thereto and the report of KPMG LLP thereon, in the 2012 Annual Report are hereby incorporated by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

Emerson maintains a system of disclosure controls and procedures which is designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including the Company’s certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of September 30, 2012 to provide reasonable assurance of achieving these objectives.

Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports. There was no change in the Company's internal control over financial reporting during the quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Management’s report on internal control over financial reporting, and the related report of the Company’s auditor, KPMG LLP, an independent registered public accounting firm, appearing in the 2012 Annual Report are hereby incorporated by reference.

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding nominees and directors appearing under "Nominees and Continuing Directors" in the Emerson Electric Co. Notice of Annual Meeting of Stockholders and Proxy Statement for the February 2013 annual stockholders' meeting (the "2013 Proxy Statement") is hereby incorporated by reference. Information regarding executive officers is set forth in Part I of this report. Information appearing under "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2013 Proxy Statement is hereby incorporated by reference. Information regarding the Audit Committee and Audit Committee Financial Expert appearing under "Board of Directors and Committees" in the 2013 Proxy Statement is hereby incorporated by reference.

Emerson has adopted a Code of Ethics that applies to the Company's chief executive officer, chief financial officer and chief accounting officer; has posted such Code of Ethics on its Internet website; and intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K by posting such information on its Internet website. Emerson has adopted Charters for its Audit Committee, Compensation Committee, and Corporate Governance and Nominating Committee and a Code of Business Ethics for directors, officers and employees, which are available on its Internet website and are available in print to any shareholder who requests them. Emerson has also adopted Corporate Governance Principles and Practices, which are available on its Internet website and are available in print to any shareholder who requests them. The Corporate Governance section of the Company's Internet website may be accessed as follows: www.Emerson.com, Investor Relations, Corporate Governance.

ITEM 11 - EXECUTIVE COMPENSATION

Information appearing under “Board of Directors and Committees—Compensation Committee,” “Board of Directors and Committees—Corporate Governance and Nominating Committee,” “Director Compensation,” “Executive Compensation” (including, but not limited to, the information set forth under “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Summary Compensation Table”) and “Compensation Committee Interlocks and Insider Participation” in the 2013 Proxy Statement is hereby incorporated by reference.

The information contained in “Compensation Committee Report” shall not be deemed to be filed with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), except to the extent that Emerson specifically incorporates such information into future filings under the Securities Act of 1933 or the Exchange Act.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding beneficial ownership of shares by nominees and continuing directors, named executive officers and by all directors and executive officers as a group appearing under "Stock Ownership of Directors, Executive Officers and 5% Beneficial Owners" in the 2013 Proxy Statement is hereby incorporated by reference.

The following table sets forth aggregate information regarding the Company’s equity compensation plans as of September 30, 2012:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	19,902,387	$44.75	29,891,250
Equity compensation plans not approved by security holders	—	—	—
Total	19,902,387	$44.75	29,891,250

(1)
Includes the Stock Option and Incentive Shares Plans previously approved by the Company's security holders. Included in column (a) are 5,273,566 shares reserved for performance share awards (awarded primarily in 2010), which will be distributed primarily in shares of common stock and partially in cash contingent upon the Company achieving the financial performance objective through 2013 and continued service by the employee. Also included in column (a) are 12,119 shares which have been earned under prior performance share programs but for which participants elected to defer payment. As provided by the Company’s Incentive Shares Plans, performance share awards represent a commitment to issue such shares without cash payment by the employee, contingent upon achievement of the objective and continued service by the employee. The price in column (b) represents the weighted-average exercise price for outstanding options. Included in column (c) are 9,861,080 shares remaining available for award under the previously approved 2006 Incentive Shares Plan and 290,813 shares remaining available under the previously approved Restricted Stock Plan for Non-Management Directors.

Information regarding stock option plans and incentive shares plans set forth in Note 14 of Notes to Consolidated Financial Statements of the 2012 Annual Report is hereby incorporated by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information appearing under “Director Independence” in the 2013 Proxy Statement is hereby incorporated by reference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information appearing under "Fees Paid to KPMG LLP" in the 2013 Proxy Statement is hereby incorporated by reference.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A) Documents filed as a part of this report:

1.	The consolidated financial statements and notes of the Company and its subsidiaries and the report thereon of KPMG LLP in the 2012 Annual Report.

2.
Financial Statement Schedules — All schedules are omitted because they are not required, not applicable or the required information is provided in the financial statements or notes thereto contained in the 2012 Annual Report.

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

3(b)	Bylaws of Emerson Electric Co., as amended through November 6, 2012, incorporated by reference to Emerson Electric Co. Form 8-K filed November 9, 2012, Exhibit 3.1.

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

10(f)*
Fifth Amendment to the Supplemental Executive Savings Investment Plan, incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended March 31, 1999, File No. 1-278, Exhibit 10(j), and Form of Participation Agreement and Form of Annual Election, incorporated by reference to Emerson Electric Co. Form 8-K filed October 1, 2004, Exhibit 10.8 (applicable only with respect to benefits vested as of December 31, 2004).

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

10(i)*
1997 Incentive Shares Plan, incorporated by reference to Emerson Electric Co. 1997 Proxy Statement dated December 6, 1996, File No. 1-278, Exhibit A, and First Amendment thereto, incorporated by reference to Emerson Electric Co. 2001 Form 10-K, File No. 1-278, Exhibit 10(j), Amendment for 409A Compliance, incorporated by reference to Emerson Electric Co. 2007 Form 10-K, File No. 1-278, Exhibit 10(j), Form of Performance Share Award Certificate, Forms of Acceptance of Award and Change of Control Election, incorporated by reference to Emerson Electric Co. Form 8-K filed October 1, 2004, Exhibit 10.5, and Form of Restricted Shares Award Agreement, incorporated by reference to Emerson Electric Co. Form 8-K filed October 1, 2004, Exhibit 10.6.

10(j)*
1998 Stock Option Plan, incorporated by reference to Emerson Electric Co. 1998 Proxy Statement dated December 12, 1997, File No. 1-278, Appendix A, and Amendment No. 1 thereto, incorporated by reference to Emerson Electric Co. 2000 Form 10-K, File No. 1-278, Exhibit 10(l), Form of Notice of Grant of Stock Options and Option Agreement and Form of Incentive Stock Option Agreement, incorporated by reference to Emerson Electric Co. Form 8-K filed October 1, 2004, Exhibit 10.1, and Form of Notice of Grant of Stock Options and Option Agreement and Form of Nonqualified Stock Option Agreement, incorporated by reference to Emerson Electric Co. Form 8-K filed October 1, 2004, Exhibit 10.2.

10(k)*
2001 Stock Option Plan, incorporated by reference to Emerson Electric Co. 2002 Proxy Statement dated December 12, 2001, File No. 1-278, Appendix A, Form of Notice of Grant of Stock Options and Option Agreement and Form of Incentive Stock Option Agreement, incorporated by reference to Emerson Electric Co. Form 8-K filed October 1, 2004, Exhibit 10.3 (used on or prior to September 30, 2011), Forms of Notice of Grant of Stock Options, Option Agreement and Incentive Stock Option Agreement, incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended December 31, 2011, File No. 1-278, Exhibit 10.1 (used after September 30, 2011), Form of Notice of Grant of Stock Options and Option Agreement and Form of Nonqualified Stock Option Agreement, incorporated by reference to Emerson Electric Co. Form 8-K filed October 1, 2004, Exhibit 10.4 (used on or prior to September 30, 2011), Forms of Notice of Grant of Stock Options, Option Agreement and Nonqualified Stock Option Agreement, incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended December 31, 2011, File No. 1-278, Exhibit 10.2 (used after September 30, 2011).

10(l)*	Emerson Electric Co. Description of Split Dollar Life Insurance Program Transition, incorporated by reference to Emerson Electric Co. Form 8-K filed September 2, 2005, Exhibit 10.1.

10(m)*
Amended and Restated Restricted Stock Plan for Non-Management Directors, incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended December 31, 2009, File No. 1-278, Exhibit 10.1, Form of Restricted Stock Award Letter under the Emerson Electric Co. Restricted Stock Plan for Non-Management Directors, incorporated by reference to Emerson Electric Co. Form 8-K filed February 1, 2005, Exhibit 10.2, and Form of Restricted Stock Unit Award Letter under the Emerson Electric Co. Restricted Stock Plan for Non-Management Directors, incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended December 31, 2009, File No. 1-278, Exhibit 10.1.

10(n)*	Description of Non-Management Director Compensation.

10(o)*	Description of Named Executive Officer Compensation, incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended December 31, 2004, Exhibit 10.1.

10(p)*
Emerson Electric Co. 2006 Incentive Shares Plan, incorporated by reference to Emerson Electric Co. 2006 Proxy Statement dated December 16, 2005, Appendix C, Amendment for 409A Compliance, incorporated by reference to Emerson Electric Co. 2007 Form 10-K, File No. 1-278, Exhibit 10(q), Forms of Performance Share Award Certificate and Acceptance of Award (used on or prior to September 30, 2009) and Restricted Share Award Agreement (used on or prior to September 30, 2011), incorporated by reference to Emerson Electric Co. 2007 Form 10-K, File No. 1-278, Exhibit 10(q), Amendment to Emerson Electric Co. 2006 Incentive Shares Plan, incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended June 30, 2008, File No. 1-278, Exhibit 10.1, Forms of Performance Share Award Certificate, Acceptance of Award and 2010 Performance Shares Program Award Summary, incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended December 31, 2009 (used after September 30, 2009 and on or prior to September 30, 2011), File No. 1-278, Exhibit 10.2, Forms of Performance Share Award Certificate and Acceptance of Award, incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended December 31, 2011, File No. 1-278, Exhibit 10.3 (used after September 30, 2011), and Form of Restricted Share Award Agreement, incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended December 31, 2011, File No. 1-278, Exhibit 10.4 (used after September 30, 2011).

10(q)	Long-Term Credit Agreement dated as of December 16, 2010, incorporated by reference to Emerson Electric Co. Form 8-K filed December 17, 2010, Exhibit 10.1.

10(r)*
2011 Stock Option Plan, incorporated by reference to Emerson Electric Co. 2011 Proxy Statement dated December 10, 2010, File No. 1-278, Appendix B, 2011 Stock Option Plan as Amended and Restated Effective October 1, 2012, Forms of Notice of Grant of Stock Options, Option Agreement and Incentive Stock Option Agreement under the 2011 Stock Option Plan, incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended March 31, 2012, File No. 1-278, Exhibit 10.1 and Forms of Notice of Grant of Stock Options, Option Agreement and Nonqualified Stock Option Agreement under the 2011 Stock Option Plan, incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended March 31, 2012, File No. 1-278, Exhibit 10.2.

12	Ratio of Earnings to Fixed Charges.

13	Portions of Emerson Electric Co. Annual Report to Stockholders for the year ended September 30, 2012, incorporated by reference herein.

21	Subsidiaries of Emerson Electric Co.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney.

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

101
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the years ended September 30, 2010, 2011 and 2012, (ii) Consolidated Balance Sheets at September 30, 2011 and 2012, (iii) Consolidated Statements of Equity for the years ended September 30, 2010, 2011 and 2012, (iv) Consolidated Statements of Cash Flows for the years ended September 30, 2010, 2011 and 2012, and (v) Notes to Consolidated Financial Statements for the year ended September 30, 2012.

* Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERSON ELECTRIC CO.

By	/s/ F. J. Dellaquila

F. J. Dellaquila
Executive Vice President and
Chief Financial Officer
November 19, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on November 19, 2012, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ D. N. Farr	Chairman of the Board and Chief Executive Officer
D. N. Farr

/s/ W. J. Galvin	Vice Chairman and Director
W. J. Galvin

/s/ F. J. Dellaquila	Executive Vice President and Chief Financial Officer
F. J. Dellaquila

/s/ R. J. Schlueter	Vice President, Controller and Chief Accounting Officer
R. J. Schlueter

*	Director
C. A. H. Boersig

*	Director
J. B. Bolten

*	Director
A. A. Busch III

*	Director
C. Fernandez G.

*	Director
A. F. Golden

*	Director
H. Green

*	Director
W. R. Johnson

*	Director
M. S. Levatich

*	Director
C. A. Peters

*	Director
J. W. Prueher

*	Director
R. L. Ridgway

*	Director
R. L. Stephenson

* By	/s/	F. J. Dellaquila
F. J. Dellaquila
Attorney-in-Fact

INDEX TO EXHIBITS

Exhibits are listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K.

Exhibit No.	Exhibit

10(n)	Description of Non-Management Director Compensation

10(r)	2011 Stock Option Plan as Amended and Restated, Effective October 1, 2012

12	Ratio of Earnings to Fixed Charges

13	Portions of Emerson Electric Co. Annual Report to Stockholders for the year ended September 30, 2012, incorporated by reference herein

21	Subsidiaries of Emerson Electric Co.

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney

31	Certifications pursuant to Exchange Act Rule 13a – 14(a)

32	Certifications pursuant to Exchange Act Rule 13a – 14(b) and 18 U.S.C. Section 1350

101
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the years ended September 30, 2010, 2011 and 2012, (ii) Consolidated Balance Sheets at September 30, 2011 and 2012, (iii) Consolidated Statements of Equity for the years ended September 30, 2010, 2011 and 2012, (iv) Consolidated Statements of Cash Flows for the years ended September 30, 2010, 2011 and 2012, and (v) Notes to Consolidated Financial Statements for the year ended September 30, 2012.

See Item 15(A) 3. for a list of exhibits incorporated by reference.