Form 10-Q
period 2012-12-31
EMERSON ELECTRIC CO
filed 2013-02-06
CIK 32604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

______________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common stock of $0.50 par value per share outstanding at January 31, 2013: 722,072,623 shares.

FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
THREE MONTHS ENDED DECEMBER 31, 2011 AND 2012
(Dollars in millions, except per share amounts; unaudited)

	Three Months Ended December 31,
	2011	2012
Net sales	$5,309	5,553

Costs and expenses:
Cost of sales	3,254	3,346
Selling, general and administrative expenses	1,354	1,394
Other deductions, net	90	86
Interest expense (net of interest income of $4 and $4, respectively)	58	54

Earnings before income taxes	553	673

Income taxes	172	207

Net earnings	381	466

Less: Noncontrolling interests in earnings of subsidiaries	10	12

Net earnings common stockholders	$371	454

Basic earnings per share common stockholders	$0.50	0.63

Diluted earnings per share common stockholders	$0.50	0.62

Cash dividends per common share	$0.40	0.41

See accompanying Notes to Consolidated Financial Statements.

FORM 10-Q

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED DECEMBER 31, 2011 AND 2012
(Dollars in millions; unaudited)

	Three Months Ended December 31,
	2011	2012
Net earnings	$381	466

Other comprehensive income, net of tax:
Foreign currency translation	(96)	79
Cash flow hedges	27	(3)
Pension and postretirement	27	37
Total other comprehensive income (loss)	(42)	113

Comprehensive income	339	579

Less: Noncontrolling interests in comprehensive income of subsidiaries	8	11

Comprehensive income common stockholders	$331	568

See accompanying Notes to Consolidated Financial Statements.

FORM 10-Q

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except shares and per share amounts; unaudited)

	Sept 30, 2012	Dec 31, 2012
ASSETS
Current assets
Cash and equivalents	$2,367	2,527
Receivables, less allowances of $109 and $107, respectively	4,983	4,556
Inventories	2,125	2,308
Other current assets	651	695
Total current assets	10,126	10,086

Property, plant and equipment, net	3,509	3,503
Other assets
Goodwill	8,026	8,068
Other intangible assets	1,838	1,798
Other	319	316
Total other assets	10,183	10,182
Total assets	$23,818	23,771

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current maturities of long-term debt	$1,506	1,912
Accounts payable	2,767	2,431
Accrued expenses	2,732	2,648
Income taxes	128	212
Total current liabilities	7,133	7,203

Long-term debt	3,787	3,542

Other liabilities	2,456	2,408

Equity
Preferred stock, $2.50 par value per share; Authorized, 5,400,000 shares; issued, none	—	—
Common stock, $0.50 par value per share; Authorized, 1,200,000,000 shares; issued, 953,354,012 shares; outstanding, 724,113,291 shares and 722,641,142 shares, respectively	477	477
Additional paid-in capital	324	326
Retained earnings	18,107	18,264
Accumulated other comprehensive income	(731)	(617)
Cost of common stock in treasury, 229,240,721 shares and 230,712,870 shares, respectively	(7,882)	(7,972)
Common stockholders’ equity	10,295	10,478
Noncontrolling interests in subsidiaries	147	140
Total equity	10,442	10,618
Total liabilities and equity	$23,818	23,771

See accompanying Notes to Consolidated Financial Statements.

FORM 10-Q

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2011 AND 2012
(Dollars in millions; unaudited)

	Three Months Ended December 31,
	2011	2012
Operating activities
Net earnings	$381	466
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	204	206
Changes in operating working capital	(293)	(204)
Other	42	86
Net cash provided by operating activities	334	554

Investing activities
Capital expenditures	(130)	(115)
Other, net	(10)	(19)
Net cash used in investing activities	(140)	(134)

Financing activities
Net increase in short-term borrowings	666	424
Principal payments on long-term debt	(250)	(264)
Dividends paid	(294)	(297)
Purchases of treasury stock	(244)	(113)
Other	(48)	(8)
Net cash used in financing activities	(170)	(258)

Effect of exchange rate changes on cash and equivalents	—	(2)
Increase in cash and equivalents	24	160
Beginning cash and equivalents	2,052	2,367
Ending cash and equivalents	$2,076	2,527

Changes in operating working capital
Receivables	$426	447
Inventories	(239)	(171)
Other current assets	34	(13)
Accounts payable	(319)	(341)
Accrued expenses	(228)	(235)
Income taxes	33	109
Total changes in operating working capital	$(293)	(204)

See accompanying Notes to Consolidated Financial Statements.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Notes to Consolidated Financial Statements

1.
In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary for a fair presentation of operating results for the interim periods presented. Adjustments consist of normal and recurring accruals. The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all disclosures required for annual financial statements presented in conformity with U.S. generally accepted accounting principles (GAAP). For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2012.

Effective October 1, 2012, the Company adopted updates to ASC 220, Comprehensive Income. These updates require an entity to present comprehensive income as part of a single financial statement that includes net earnings and other comprehensive income, or as a separate financial statement immediately following the statement of earnings. This update does not change the items reported in other comprehensive income or when those items should be reclassified into earnings. Information regarding comprehensive income was previously provided in a footnote.

2.	Reconciliations of weighted average shares for basic and diluted earnings per common share follow (in millions). Earnings allocated to participating securities were inconsequential.

	Three Months Ended December 31,
	2011	2012
Basic shares outstanding	734.3	722.3
Dilutive shares	4.0	4.6
Diluted shares outstanding	738.3	726.9

3.	The change in equity for the first three months of 2013 is shown below (in millions):

	Common Stockholders' Equity	Noncontrolling Interests in Subsidiaries	Total Equity
September 30, 2012	$10,295	147	10,442
Net earnings	454	12	466
Other comprehensive income (loss)	114	(1)	113
Cash dividends	(297)	(18)	(315)
Net treasury stock purchases and other	(88)	—	(88)
December 31, 2012	$10,478	140	10,618

4.	Total periodic pension and postretirement expense is summarized below (in millions):

	Three Months Ended December 31,
	2011	2012
Service cost	$22	26
Interest cost	60	56
Expected return on plan assets	(80)	(83)
Net amortization	43	58
Total	$45	57

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

5.	Other deductions, net are summarized below (in millions):

	Three Months Ended December 31,
	2011	2012
Amortization of intangibles	$58	59
Rationalization of operations	23	16
Other	11	11
Gains, net	(2)	—
Total	$90	86

6.
Rationalization of operations expense reflects costs associated with the Company’s efforts to continually improve operational efficiency and deploy assets globally in order to remain competitive on a worldwide basis. Details of the change in the liability for rationalization during the three months ended December 31, 2012 follow (in millions):

	Sept 30, 2012	Expense	Paid/Utilized	Dec 31, 2012
Severance and benefits	$23	7	8	22
Lease and other contract terminations	5	—	1	4
Vacant facility and other shutdown costs	3	2	2	3
Start-up and moving costs	1	7	7	1
Total	$32	16	18	30

Rationalization of operations expense by segment is summarized below (in millions):

	Three Months Ended December 31,
	2011	2012
Process Management	$5	3
Industrial Automation	4	5
Network Power	10	4
Climate Technologies	2	1
Commercial & Residential Solutions	2	3
Total	$23	16

The Company expects to incur full year 2013 rationalization expense of approximately $70 million to $80 million. This includes the $16 million incurred to date, as well as costs to complete actions initiated before the end of the first quarter and actions anticipated to be approved and initiated during the remainder of the year. Severance and benefits costs are associated with forcecount reduction, mainly for Industrial Automation in Asia and North America and Network Power in Asia. Start-up and moving costs to redeploy assets to best cost locations and expand geographically to directly serve local markets were incurred in all segments.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

7.	Other Financial Information (in millions):

	Sept 30, 2012	Dec 31, 2012
Inventories
Finished products	$747	843
Raw materials and work in process	1,378	1,465
Total	$2,125	2,308

Property, plant and equipment, net
Property, plant and equipment, at cost	$8,934	9,027
Less: Accumulated depreciation	5,425	5,524
Total	$3,509	3,503

Goodwill by business segment
Process Management	$2,379	2,384
Industrial Automation	1,338	1,350
Network Power	3,367	3,391
Climate Technologies	501	503
Commercial & Residential Solutions	441	440
Total	$8,026	8,068

Changes in goodwill since September 30, 2012 are primarily due to foreign currency translation.

	Sept 30, 2012	Dec 31, 2012
Accrued expenses include the following:
Employee compensation	$642	529
Customer advanced payments	$380	452
Product warranty	$187	172

Other liabilities
Pension plans	$818	795
Deferred income taxes	592	641
Postretirement plans, excluding current portion	337	336
Other	709	636
Total	$2,456	2,408

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

8.	Summarized information about the Company's results of operations by business segment follows (in millions):

	Three Months Ended December 31,
	Sales		Earnings
	2011	2012	2011	2012
Process Management	$1,527	1,896	190	333
Industrial Automation	1,229	1,137	182	164
Network Power	1,495	1,459	122	105
Climate Technologies	733	752	100	101
Commercial & Residential Solutions	457	453	97	97
	5,441	5,697	691	800
Differences in accounting methods			49	50
Corporate and other			(129)	(123)
Eliminations/Interest	(132)	(144)	(58)	(54)
Total	$5,309	5,553	553	673

Industrial Automation intersegment sales were $121 million in the first quarter of 2013 and $110 million in 2012. Corporate and other decreased slightly, primarily reflecting higher incentive stock compensation expense of $22 million in 2013 due to the overlap of two performance shares plans, offset by the absence of a $19 million charge related to retiree medical benefits in 2012.

9.	Following is a discussion regarding the Company’s use of financial instruments:
Hedging Activities – As of December 31, 2012, the notional amount of foreign currency hedge positions was approximately $2.2 billion, while commodity hedge contracts totaled approximately 64 million pounds ($186 million) of copper and aluminum. All derivatives receiving deferral accounting are cash flow hedges. The majority of hedging gains and losses deferred as of December 31, 2012 are expected to be recognized over the next 12 months as the underlying forecasted transactions occur. Gains and losses on foreign currency derivatives reported in other deductions, net reflect hedges of balance sheet exposures that do not receive deferral accounting. The following amounts are included in earnings and other comprehensive income (OCI) for the three months ended December 31, 2012 and 2011 (in millions):

		Gain (Loss) to Earnings		Gain (Loss) to OCI
		Qtr Ended Dec 31,		Qtr Ended Dec 31,
		2011	2012	2011	2012
	Location
Commodity	Cost of sales	$(11)	(3)	21	(5)
Foreign currency	Sales, cost of sales	—	4	11	2
Foreign currency	Other deductions, net	7	9
Total		$(4)	10	32	(3)
Regardless of whether derivatives receive deferral accounting, the Company expects hedging gains or losses to be essentially offset by losses or gains on the related underlying exposures. The amounts ultimately recognized will differ from those presented above for open positions, which remain subject to ongoing market price fluctuations until settlement. Derivatives receiving deferral accounting are highly effective and no amounts were excluded from the assessment of hedge effectiveness. Hedge ineffectiveness was immaterial for the three months ended December 31, 2012 and 2011.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Fair Value Measurements – Valuations for all derivatives and the Company's long-term debt fall within Level 2 of the GAAP valuation hierarchy. At December 31, 2012, the fair value of commodity contracts and foreign currency contracts were reported in other current assets. There was no collateral posted with counterparties as of December 31, 2012. The maximum collateral that could have been required was $2 million. As of December 31, 2012, the fair value of long-term debt was $4,785 million, which exceeded the carrying value by $701 million. Valuations of derivative contract positions are summarized below (in millions):

	September 30, 2012		December 31, 2012
	Assets	Liabilities	Assets	Liabilities
Foreign Currency	$31	8	37	11
Commodity	$9	7	6	6

Items 2 and 3.
Management's Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
First quarter sales were $5.6 billion, up 5 percent, while earnings were $454 million, an increase of 22 percent. These results reflect solid growth in the U.S. and Asia, and strong growth in Latin America and Middle East/Africa. Europe remained soft. Sales growth was approximately flat excluding the estimated impact of the supply chain disruption from Thailand flooding in the prior year.

Process Management reported very strong sales and earnings growth on continued demand in global oil and gas, chemicals, and power end markets and the weak prior year comparisons due to the supply chain disruption. Solid demand in U.S. residential end markets supported underlying sales growth in Commercial & Residential Solutions. Sales and earnings increased for Climate Technologies reflecting strong U.S. and Asia air conditioning sales growth, partially offset by a decrease in refrigeration. Sales and earnings in Industrial Automation decreased on overall weakness, particularly in the U.S. and Europe. Network Power results reflected weakness in telecommunications and information technology markets.

RESULTS OF OPERATIONS

Following is an analysis of the Company’s operating results for the first quarter ended December 31, 2012, compared with the first quarter ended December 31, 2011.

Three Months Ended December 31	2011	2012	Change
(dollars in millions, except per share amounts)

Net sales	$5,309	5,553	5%
Gross profit	$2,055	2,207	7%
Percent of sales	38.7%	39.7%
SG&A	$1,354	1,394
Percent of sales	25.5%	25.1%
Other deductions, net	$90	86
Interest expense, net	$58	54
Earnings before income taxes	$553	673	22%
Percent of sales	10.4%	12.1%
Net earnings common stockholders	$371	454	22%
Percent of sales	7.0%	8.2%

Diluted EPS – Net earnings	$0.50	0.62	24%

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

2013 first quarter sales increased 5 percent ($244 million), to $5,553 million, compared with $5,309 million in 2012. Results reflect a 6 percent ($294 million) increase in underlying sales, which includes favorable comparisons due to the supply chain disruption in the prior year. Underlying sales exclude acquisitions, divestitures and foreign currency translation. Foreign currency translation had a negative 0.5 percent ($28 million) impact and divestitures subtracted 0.5 percent ($22 million). The increase in underlying sales reflects volume growth. Sales increased 6 percent in the U.S. and 5 percent internationally. Asia was up 6 percent, including China up 2 percent, Latin America was up 19 percent, Middle East/Africa was up 22 percent and Canada was up 6 percent. Sales in Europe declined 2 percent. Segment results were mixed as sales grew $369 million in Process Management and $19 million in Climate Technologies, but decreased $92 million in Industrial Automation, $36 million in Network Power and $4 million in Commercial & Residential Solutions.

Cost of sales in 2013 were $3,346 million, resulting in gross profit of $2,207 million and gross margin of 39.7 percent. Cost of sales in 2012 were $3,254 million, resulting in gross profit of $2,055 million and gross margin of 38.7 percent. The increases in gross profit and margin primarily reflect higher volume with associated leverage and savings from cost reduction actions. Product mix was unfavorable. Gross margin in 2012 was negatively impacted by the supply chain disruption.

Selling, general and administrative (SG&A) expenses of $1,394 million increased $40 million compared with prior year. SG&A as a percent of sales was 25.1 percent in 2013, a 0.4 percentage point decrease versus 25.5 percent in 2012. The increase in SG&A primarily reflects costs associated with higher volume. An increase in incentive stock compensation from the overlap of two performance shares plans was essentially offset by the effect of a 2012 charge related to retiree medical benefits. SG&A as a percent of sales benefited from volume leverage and savings from cost reduction actions.

Other deductions, net were $86 million in 2013, a decrease of $4 million versus prior year. See Notes 5 and 6 for further details regarding other deductions, net and rationalization costs.

Pretax earnings of $673 million increased $120 million, or 22 percent, on the strength of volume and leverage gains in Process Management. Earnings reflect a $143 million increase in Process Management, partially offset by small decreases in Industrial Automation and Network Power.

Income taxes were $207 million for 2013 and $172 million for 2012, resulting in effective tax rates of 31 percent for both periods. The effective tax rate is estimated at approximately 31 percent to 32 percent for full year 2013.

Net earnings common stockholders in 2013 were $454 million, an increase of 22 percent. Net earnings per share were $0.62, an increase of 24 percent. The increases in earnings and earnings per share reflect improved operating results for Process Management and the repurchase of common shares.

BUSINESS SEGMENTS
Following is an analysis of operating results for the Company’s business segments for the first quarter ended December 31, 2012, compared with the first quarter ended December 31, 2011. The Company defines segment earnings as earnings before interest and taxes.

Process Management

Three Months Ended December 31	2011	2012	Change
(dollars in millions)

Sales	$1,527	1,896	24%
Earnings	$190	333	75%
Margin	12.4%	17.6%

Process Management sales increased $369 million, up 24 percent on both a reported and underlying basis, as robust growth across the segment benefited from global energy investment and favorable comparisons from the supply chain disruption in the prior year. Underlying growth was strong in all regions, including 26 percent in the U.S., 25 percent in Asia, 44 percent in Latin America, 36 percent in Middle East/Africa, 11 percent in Europe and 21 percent in Canada. Earnings increased $143 million and margin expanded 520 basis points, benefiting from higher volume, significant leverage and the weak prior year results.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Industrial Automation

Three Months Ended December 31	2011	2012	Change
(dollars in millions)

Sales	$1,229	1,137	(7)%
Earnings	$182	164	(10)%
Margin	14.8%	14.4%

Industrial Automation sales decreased $92 million on declines in most businesses reflecting weakness in capital goods end markets. The sales decrease was most pronounced in the power generating alternators and industrial motors, and electrical drives businesses. Strong growth in the hermetic motors business was driven by HVAC compressor demand. Underlying sales were down 6 percent on lower volume. Foreign currency translation deducted 1 percent ($18 million). Underlying sales decreased 9 percent in Europe, 7 percent in the U.S. and 7 percent in Asia. Sales were up 9 percent in Latin America and 4 percent in Middle East/Africa. Earnings decreased $18 million and margin decreased 40 basis points on lower volume and related deleverage. Savings from cost reduction actions and materials cost containment partially offset the earnings decline.

Network Power

Three Months Ended December 31	2011	2012	Change
(dollars in millions)

Sales	$1,495	1,459	(2)%
Earnings	$122	105	(14)%
Margin	8.2%	7.2%

Sales for Network Power decreased $36 million reflecting weakness in global telecommunications and information technology end markets. Overall, underlying sales decreased 2 percent, reflecting 1 percent each from lower volume and price. Sales were flat in embedded computing and power, compared with a weak prior year. The network power systems business was down modestly. Strong growth in North America and Latin America uninterruptible power supplies and Asia power systems was offset by declines in the solutions and software business and in Europe. Underlying sales for the segment were flat in the U.S. and grew 8 percent in Latin America. Sales were down 8 percent in Europe, and down 3 percent in Asia on a decrease in embedded computing and power. Earnings decreased $17 million and the margin contracted 1 percentage point. Lower volume, deleverage and unfavorable product mix were partially offset by savings from cost reduction actions. Lower prices were offset by materials cost containment.

Climate Technologies

Three Months Ended December 31	2011	2012	Change
(dollars in millions)

Sales	$733	752	2%
Earnings	$100	101	1%
Margin	13.6%	13.4%

Climate Technologies sales increased $19 million as a moderate increase in the compressors business was partially offset by decreases in temperature controls and sensors. Global air conditioning sales growth was strong, particularly in the U.S. and Asia. Europe air conditioning was up slightly. Refrigeration sales declined sharply, although Europe was positive. Underlying sales increased 3 percent on volume growth and foreign currency translation deducted 1 percent ($4 million). Underlying sales increased 7 percent in Asia, 2 percent in Europe, 1 percent in the U.S. and 32 percent in Middle East/Africa. Sales declined 4 percent in Latin America. Earnings increased $1 million on higher volume in the compressors business. Margin was down 20 basis points as unfavorable product mix was partially offset by savings from cost containment actions.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Commercial & Residential Solutions

Three Months Ended December 31	2011	2012	Change
(dollars in millions)

Sales	$457	453	(1)%
Earnings	$97	97	—%
Margin	21.2%	21.5%

Underlying sales for Commercial & Residential Solutions grew 4 percent ($18 million) on volume increases. Reported sales decreased 1 percent ($4 million) as the prior year Knaack storage business divestiture had a negative 5 percent ($22 million) impact. Sales growth in storage and food waste disposers was solid. The professional tools business was down slightly. Underlying sales increased 7 percent in the U.S. and decreased 4 percent internationally. Earnings were flat and margin increased 30 basis points. Earnings from higher volume were offset by the Knaack divestiture and other costs.

FINANCIAL CONDITION
Key elements of the Company's financial condition for the three months ended December 31, 2012 as compared to the year ended September 30, 2012.

	Sept 30, 2012	Dec 31, 2012
Working capital (in millions)	$2,993	2,883
Current ratio	1.4 to 1	1.4 to 1
Total debt-to-total capital	34.0%	34.2%
Net debt-to-net capital	22.1%	21.8%
Interest coverage ratio	13.9X	12.6X
The Company's interest coverage ratio (earnings before income taxes plus interest expense, divided by interest expense) was 12.6X for the first quarter of 2013 compared to 9.9X in the prior year. The increase is primarily due to higher earnings.
Cash provided by operating activities of $554 million increased $220 million, or 66 percent, compared with $334 million in the prior year period, primarily due to higher earnings and lower working capital growth. Operating cash flow plus an increase in short-term borrowings of $424 million funded capital expenditures of $115 million, dividends of $297 million, treasury stock purchases of $113 million and long-term debt payments of $264 million. For the first three months of 2013, free cash flow of $439 million (operating cash flow of $554 million less capital expenditures of $115 million) was up $235 million from free cash flow of $204 million (operating cash flow of $334 million less capital expenditures of $130 million) in the first quarter of 2012. Overall, cash and equivalents increased $160 million during the first three months of 2013.
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

FISCAL 2013 OUTLOOK
Business investment remains slow and cautious globally. The Company generally expects steady demand in the near term, led by solid global energy investment and improving telecommunications and residential end markets. Demand in Europe remains mixed and uncertain, and the power generating alternators business is weak. Based on current market conditions, reported and underlying sales in 2013 are expected to grow 2 percent to 5 percent. EBIT margin is expected to improve 10 to 20 basis points (which excludes 240 basis points for goodwill impairment in 2012) and reported pretax earnings margin would improve 250 to 260 basis points. Earnings per share are expected to be $3.53 to $3.63, with the continued expectation that 70 to 80 percent of the improvement (excluding the impairment) will occur in the first half of the year, due in large part to the quarterly impact of the supply chain disruption from Thailand flooding in 2012. The Company is targeting operating cash flow of approximately $3.3 billion to $3.4 billion and capital expenditures of approximately $0.7 billion.

Statements in this report that are not strictly historical may be "forward-looking" statements, which involve risks and uncertainties, and Emerson undertakes no obligation to update any such statements to reflect later developments. These risks and uncertainties include economic and currency conditions, market demand, pricing, protection of intellectual property, and competitive and technological factors, among others which are set forth in the “Risk Factors” of Part I, Item 1, and the "Safe Harbor Statement" of Exhibit 13, to the Company's Annual Report on Form 10-K for the year ended September 30, 2012, which are hereby incorporated by reference.

Item 4. Controls and Procedures
The Company maintains a system of disclosure controls and procedures designed to ensure that information required to be disclosed in its reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported in a timely manner. This system also is designed to ensure information is accumulated and communicated to management, including the Company's certifying officers, to allow timely decisions regarding required disclosure. Based on an evaluation performed, the certifying officers have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.
Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports.
There was no change in the Company's internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities (shares in 000s).

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2012	—	—	—	14,245
November 2012	1,080	$49.34	1,080	13,165
December 2012	1,060	$51.72	1,060	12,105
Total	2,140	$50.52	2,140	12,105

The Company’s Board of Directors authorized the repurchase of up to 80 million shares under the May 2008 program.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Item 6. Exhibits

(a) Exhibits (Listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

3.1	Bylaws of Emerson Electric Co., as amended through November 6, 2012, incorporated by reference to the Company's Form 8-K dated November 5, 2012 and filed November 9, 2012, Exhibit 3.1.

10.1	2011 Stock Option Plan as Amended and Restated, Effective October 1, 2012, incorporated by reference to Emerson Electric Co. 2012 Form 10-K, File No. 1-278, Exhibit 10(r).

12	Ratio of Earnings to Fixed Charges.

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

101
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the three months ended December 31, 2011 and 2012, (ii) Consolidated Statements of Comprehensive Income for the three months ended December 31, 2011 and 2012, (iii) Consolidated Balance Sheets at September 30, 2012 and December 31, 2012, (iv) Consolidated Statements of Cash Flows for the three months ended December 31, 2011 and 2012, and (v) Notes to Consolidated Financial Statements for the three months ended December 31, 2012.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMERSON ELECTRIC CO.

Date:	February 6, 2013	By	/s/ Frank J. Dellaquila
Frank J. Dellaquila
Executive Vice President and Chief Financial Officer
(on behalf of the registrant and as Chief Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit

12	Ratio of Earnings to Fixed Charges.

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

101
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the three months ended December 31, 2011 and 2012, (ii) Consolidated Statements of Comprehensive Income for the three months ended December 31, 2011 and 2012, (iii) Consolidated Balance Sheets at September 30, 2012 and December 31, 2012, (iv) Consolidated Statements of Cash Flows for the three months ended December 31, 2011 and 2012, and (v) Notes to Consolidated Financial Statements for the three months ended December 31, 2012.