Form 10-Q
period 2013-03-31
EMERSON ELECTRIC CO
filed 2013-05-08
CIK 32604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

______________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common stock of $0.50 par value per share outstanding at April 30, 2013: 718,862,630 shares.

FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
THREE AND SIX MONTHS ENDED MARCH 31, 2012 AND 2013
(Dollars in millions, except per share amounts; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2013	2012	2013
Net sales	$5,919	5,960	11,228	11,513

Costs and expenses:
Cost of sales	3,583	3,587	6,837	6,933
Selling, general and administrative expenses	1,359	1,426	2,713	2,820
Other deductions, net	105	59	195	145
Interest expense (net of interest income of $5, $3, $9 and $7, respectively)	58	57	116	111

Earnings before income taxes	814	831	1,367	1,504

Income taxes	258	253	430	460

Net earnings	556	578	937	1,044

Less: Noncontrolling interests in earnings of subsidiaries	11	17	21	29

Net earnings common stockholders	$545	561	916	1,015

Basic earnings per share common stockholders	$0.74	0.77	1.24	1.40

Diluted earnings per share common stockholders	$0.74	0.77	1.24	1.39

Cash dividends per common share	$0.40	0.41	0.80	0.82

See accompanying Notes to Consolidated Financial Statements.

FORM 10-Q

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE AND SIX MONTHS ENDED MARCH 31, 2012 AND 2013
(Dollars in millions; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2013	2012	2013
Net earnings	$556	578	937	1,044

Other comprehensive income, net of tax:
Foreign currency translation	90	(131)	(6)	(52)
Cash flow hedges	43	(2)	70	(5)
Pension and postretirement	28	37	55	74
Total other comprehensive income (loss)	161	(96)	119	17

Comprehensive income	717	482	1,056	1,061

Less: Noncontrolling interests in comprehensive income of subsidiaries	11	12	19	23
Comprehensive income common stockholders	$706	470	1,037	1,038

See accompanying Notes to Consolidated Financial Statements.

FORM 10-Q

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except shares and per share amounts; unaudited)

	Sept 30, 2012	Mar 31, 2013
ASSETS
Current assets
Cash and equivalents	$2,367	2,615
Receivables, less allowances of $109 and $105, respectively	4,983	4,559
Inventories	2,125	2,327
Other current assets	651	688
Total current assets	10,126	10,189

Property, plant and equipment, net	3,509	3,481
Other assets
Goodwill	8,026	8,007
Other intangible assets	1,838	1,734
Other	319	313
Total other assets	10,183	10,054
Total assets	$23,818	23,724

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current maturities of long-term debt	$1,506	1,485
Accounts payable	2,767	2,460
Accrued expenses	2,732	2,651
Income taxes	128	48
Total current liabilities	7,133	6,644

Long-term debt	3,787	4,059

Other liabilities	2,456	2,347

Equity
Preferred stock, $2.50 par value per share; Authorized, 5,400,000 shares; issued, none	—	—
Common stock, $0.50 par value per share; Authorized, 1,200,000,000 shares; issued, 953,354,012 shares; outstanding, 724,113,291 shares and 720,709,585 shares, respectively	477	477
Additional paid-in capital	324	336
Retained earnings	18,107	18,529
Accumulated other comprehensive income	(731)	(708)
Cost of common stock in treasury, 229,240,721 shares and 232,644,427 shares, respectively	(7,882)	(8,102)
Common stockholders’ equity	10,295	10,532
Noncontrolling interests in subsidiaries	147	142
Total equity	10,442	10,674
Total liabilities and equity	$23,818	23,724

See accompanying Notes to Consolidated Financial Statements.

FORM 10-Q

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2012 AND 2013
(Dollars in millions; unaudited)

	Six Months Ended March 31,
	2012	2013
Operating activities
Net earnings	$937	1,044
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	406	411
Changes in operating working capital	(482)	(399)
Other, net	35	95
Net cash provided by operating activities	896	1,151

Investing activities
Capital expenditures	(287)	(235)
Purchases of businesses, net of cash and equivalents acquired	(167)	—
Other, net	(43)	(45)
Net cash used in investing activities	(497)	(280)

Financing activities
Net increase in short-term borrowings	891	21
Proceeds from long-term debt	—	499
Principal payments on long-term debt	(249)	(270)
Dividends paid	(588)	(593)
Purchases of treasury stock	(329)	(271)
Other, net	(29)	14
Net cash used in financing activities	(304)	(600)

Effect of exchange rate changes on cash and equivalents	6	(23)
Increase in cash and equivalents	101	248
Beginning cash and equivalents	2,052	2,367
Ending cash and equivalents	$2,153	2,615

Changes in operating working capital
Receivables	$187	418
Inventories	(296)	(202)
Other current assets	(1)	(9)
Accounts payable	(231)	(301)
Accrued expenses	(178)	(238)
Income taxes	37	(67)
Total changes in operating working capital	$(482)	(399)

See accompanying Notes to Consolidated Financial Statements.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

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

Effective October 1, 2012, the Company adopted updates to ASC 220, Comprehensive Income, and now presents comprehensive income as a separate financial statement immediately following the statement of earnings. This update does not change the items reported in other comprehensive income or when those items should be reclassified into earnings. Effective first quarter 2014, additional disclosures will be required for the Statement of Comprehensive Income, including presenting reclassifications out of accumulated other comprehensive income by income statement line items.

2.	Reconciliations of weighted average shares for basic and diluted earnings per common share follow (in millions). Earnings allocated to participating securities were inconsequential.

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2013	2012	2013
Basic shares outstanding	732.7	720.5	733.5	721.4
Dilutive shares	4.1	4.8	4.0	4.7
Diluted shares outstanding	736.8	725.3	737.5	726.1

3.	Other Financial Information (in millions):

	Sept 30, 2012	Mar 31, 2013
Inventories
Finished products	$747	848
Raw materials and work in process	1,378	1,479
Total	$2,125	2,327

Property, plant and equipment, net
Property, plant and equipment, at cost	$8,934	9,083
Less: Accumulated depreciation	5,425	5,602
Total	$3,509	3,481

Goodwill by business segment
Process Management	$2,379	2,366
Industrial Automation	1,338	1,347
Network Power	3,367	3,354
Climate Technologies	501	503
Commercial & Residential Solutions	441	437
Total	$8,026	8,007

Changes in goodwill since September 30, 2012 are primarily due to foreign currency translation.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

	Sept 30, 2012	Mar 31, 2013
Accrued expenses include the following:
Employee compensation	$642	553
Customer advanced payments	$380	413
Product warranty	$187	176

Other liabilities
Pension plans	$818	716
Deferred income taxes	592	629
Postretirement plans, excluding current portion	337	334
Other	709	668
Total	$2,456	2,347

4.	Following is a discussion regarding the Company’s use of financial instruments:
Hedging Activities – As of March 31, 2013, the notional amount of foreign currency hedge positions was approximately $1.5 billion while commodity hedge contracts totaled approximately 68 million pounds ($195 million) of copper and aluminum. All derivatives receiving deferral accounting are cash flow hedges. The majority of hedging gains and losses deferred as of March 31, 2013 are expected to be recognized over the next 12 months as the underlying forecasted transactions occur. Gains and losses on foreign currency derivatives reported in other deductions, net reflect hedges of balance sheet exposures that do not receive deferral accounting. The following amounts are included in earnings and other comprehensive income (OCI) for the three and six months ended March 31, 2013 and 2012 (in millions):

		Gain (Loss) to Earnings				Gain (Loss) to OCI
		2nd Quarter		Six Months		2nd Quarter		Six Months
		2012	2013	2012	2013	2012	2013	2012	2013
	Location
Commodity	Cost of sales	$(11)	(1)	(22)	(4)	29	(11)	50	(16)
Foreign currency	Sales, cost of sales	4	7	4	11	30	13	41	15
Foreign currency	Other deductions, net	8	(9)	15	—
Total		$1	(3)	(3)	7	59	2	91	(1)
Regardless of whether derivatives receive deferral accounting, the Company expects hedging gains or losses to be essentially offset by losses or gains on the related underlying exposures. The amounts ultimately recognized will differ from those presented above for open positions, which remain subject to ongoing market price fluctuations until settlement. Derivatives receiving deferral accounting are highly effective and no amounts were excluded from the assessment of hedge effectiveness. Hedge ineffectiveness was immaterial for the three and six months ended March 31, 2013 and 2012.
Fair Value Measurements – Valuations for all derivatives and the Company's long-term debt fall within Level 2 of the GAAP valuation hierarchy. At March 31, 2013, the fair value of commodity contracts and foreign currency contracts were reported in other current assets and accrued expenses. There was no collateral posted with counterparties as of March 31, 2013. The maximum collateral that could have been required was $11 million. As of March 31, 2013, the fair value of long-term debt was $5,232 million which exceeded the carrying value by $656 million. Valuations of derivative contract positions are summarized below (in millions):

	September 30, 2012		March 31, 2013
	Assets	Liabilities	Assets	Liabilities
Foreign Currency	$31	8	39	8
Commodity	$9	7	—	11

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

5.	The change in equity for the first six months of 2013 is shown below (in millions):

	Common Stockholders' Equity	Noncontrolling Interests in Subsidiaries	Total Equity
September 30, 2012	$10,295	147	10,442
Net earnings	1,015	29	1,044
Other comprehensive income (loss)	23	(6)	17
Cash dividends	(593)	(28)	(621)
Net treasury stock purchases and other	(208)	—	(208)
March 31, 2013	$10,532	142	10,674

6.     Total periodic pension and postretirement expense is summarized below (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2013	2012	2013
Service cost	$20	27	42	53
Interest cost	59	57	119	113
Expected return on plan assets	(79)	(83)	(159)	(166)
Net amortization	43	58	86	116
Total	$43	59	88	116

Higher expense reflects a lower discount rate at the end of 2012.

7.	Other deductions, net are summarized below (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2013	2012	2013
Amortization of intangibles	$57	54	115	113
Rationalization of operations	31	16	54	32
Other	22	(10)	33	1
Gains, net	(5)	(1)	(7)	(1)
Total	$105	59	195	145

The decreases in Other for the second quarter and six months ended March 31, 2013 are primarily due to foreign currency transaction losses in the prior year compared to gains in the current year.

8.
Rationalization of operations expense reflects costs associated with the Company’s efforts to continually improve operational efficiency and deploy assets globally in order to remain competitive on a worldwide basis. Details of the change in the liability for rationalization during the six months ended March 31, 2013 follow (in millions):

	Sept 30, 2012	Expense	Paid/Utilized	Mar 31, 2013
Severance and benefits	$23	13	17	19
Lease and other contract terminations	5	2	2	5
Vacant facility and other shutdown costs	3	4	5	2
Start-up and moving costs	1	13	13	1
Total	$32	32	37	27

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Rationalization of operations expense by segment is summarized below (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2013	2012	2013
Process Management	$4	4	9	7
Industrial Automation	4	5	8	10
Network Power	16	5	26	9
Climate Technologies	4	1	6	2
Commercial & Residential Solutions	3	1	5	4
Total	$31	16	54	32

The Company expects to incur full year 2013 rationalization expense of approximately $75 million to $85 million. This includes the $32 million incurred to date, as well as costs to complete actions initiated before the end of the second quarter and actions anticipated to be approved and initiated during the remainder of the year. Severance and benefits costs are associated with forcecount reduction, mainly for Industrial Automation in Asia and North America and Network Power in Asia. Start-up and moving costs to redeploy assets to best cost locations and expand geographically to directly serve local markets were incurred in all segments.

9.	Summarized information about the Company's results of operations by business segment follows (in millions):

	Three Months Ended March 31,				Six Months Ended March 31,
	Sales		Earnings		Sales		Earnings
	2012	2013	2012	2013	2012	2013	2012	2013
Process Management	$1,869	2,020	341	403	3,396	3,916	531	736
Industrial Automation	1,284	1,213	203	186	2,513	2,350	385	350
Network Power	1,549	1,481	134	111	3,044	2,940	256	216
Climate Technologies	926	988	158	175	1,659	1,740	258	276
Commercial & Residential Solutions	475	457	100	98	932	910	197	195
	6,103	6,159	936	973	11,544	11,856	1,627	1,773
Differences in accounting methods			55	54			104	104
Corporate and other			(119)	(139)			(248)	(262)
Eliminations/Interest	(184)	(199)	(58)	(57)	(316)	(343)	(116)	(111)
Total	$5,919	5,960	814	831	11,228	11,513	1,367	1,504

Industrial Automation intersegment sales for the second quarters ended March 31, 2013 and 2012 were $177 million and $163 million, respectively, and year-to-date, $298 million and $273 million. The increase in corporate and other for both the second quarter and year-to-date reflects higher incentive stock compensation expense due to the overlap of two performance shares plans.

10.
In the fourth quarter of 2012, the Company recognized an impairment charge of $450 million due to protracted weak demand and structural industry developments in the embedded computing and power business which had annual sales of $1.4 billion. Management considered strategic alternatives, initiated a sale process, and non-binding indications of interest were received in the third quarter of 2013. The Company will pursue negotiation of a transaction and a decision will be made whether to sell the business, subject to Board approval. Depending on the ultimate outcome of the process, it is possible the Company could recognize an impairment charge, or loss on the sale of the business along with an income tax charge related to potential repatriation of earnings which have been permanently reinvested in the business.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Items 2 and 3.

Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
Second quarter sales were $6 billion, up 1 percent, and net earnings were $561 million, up 3 percent, reflecting slight growth in the U.S. and modest growth in Asia. Europe remained soft. Growth was strong in Middle East/Africa and Latin America. Overall, results reflect a sluggish global economy struggling to gain momentum and direction. Forecasts are for modest growth in global gross fixed investment, while weakness in Europe is expected to persist.

Process Management reported sales and earnings growth largely driven by demand in global energy markets. Sales and earnings increased for Climate Technologies, primarily reflecting U.S. and Asia air conditioning growth. Demand in U.S. residential end markets supported underlying sales growth in Commercial & Residential Solutions. Sales and earnings decreased for Industrial Automation on weakness in capital goods end markets, particularly in Europe. Network Power sales decreased due to a sharp decline in embedded computing and power and softness in the network power systems business.
RESULTS OF OPERATIONS

Following is an analysis of the Company’s operating results for the second quarter ended March 31, 2013, compared with the second quarter ended March 31, 2012.

Three Months Ended March 31	2012	2013	Change
(dollars in millions, except per share amounts)

Net sales	$5,919	5,960	1%
Gross profit	$2,336	2,373	2%
Percent of sales	39.5%	39.8%
SG&A	$1,359	1,426
Percent of sales	23.0%	23.9%
Other deductions, net	$105	59
Interest expense, net	$58	57
Earnings before income taxes	$814	831	2%
Percent of sales	13.8%	13.9%
Net earnings common stockholders	$545	561	3%
Percent of sales	9.2%	9.4%

Diluted EPS – Net earnings	$0.74	0.77	4%

Net sales for the second quarter of 2013 were $5,960 million, an increase of $41 million or 1 percent, compared with $5,919 million in 2012. Underlying sales increased 2 percent ($92 million) from volume growth and exclude the negative impact from divestitures of 0.5 percent or $27 million, and foreign currency translation of 0.5 percent or $24 million. Sales increased 1 percent in the U.S. and 2 percent internationally. Asia was up 2 percent, Middle East/Africa was up 19 percent and Latin America was up 8 percent. Europe declined 3 percent and Canada was flat. Segment results were mixed as sales grew $151 million in Process Management and $62 million in Climate Technologies, and decreased $71 million in Industrial Automation, $68 million in Network Power, and $18 million in Commercial & Residential Solutions due to the prior year divestiture of Knaack.

Cost of sales in 2013 were $3,587 million, resulting in gross profit of $2,373 million and gross margin of 39.8 percent. Cost of sales in 2012 were $3,583 million, resulting in gross profit of $2,336 million and gross margin of 39.5 percent. Gross profit and margin increases primarily reflect higher volume, savings from cost reduction actions and materials cost containment. Product mix and pension expense were unfavorable.

Selling, general and administrative (SG&A) expenses of $1,426 million increased $67 million compared with prior year. SG&A as a percent of sales was 23.9 percent in 2013, a 0.9 percentage point increase versus 2012. The

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

increase in SG&A primarily reflects costs associated with higher volume, an increase in incentive stock compensation of $16 million from the overlap of two performance shares plans, and other costs. SG&A as a percent of sales increased due to deleverage on volume declines in Network Power and Industrial Automation, and the higher other costs.

Other deductions, net were $59 million in 2013, a decrease of $46 million versus prior year due to lower rationalization expense and favorable foreign currency transaction costs. See Notes 7 and 8 for details regarding other deductions, net and rationalization.

Pretax earnings of $831 million increased $17 million, or 2 percent. Earnings primarily reflect increases of $62 million in Process Management and $17 million in Climate Technologies, partially offset by decreases of $23 million in Network Power and $17 million in Industrial Automation.

Income taxes were $253 million for 2013 and $258 million for 2012, resulting in effective tax rates of 31 percent and 32 percent, respectively. The effective tax rate for full year 2013 is estimated at approximately 31 percent.

Net earnings common stockholders in 2013 were $561 million, an increase of 3 percent. Net earnings per share were $0.77, an increase of 4 percent. The increases in earnings and earnings per share reflect operating results and the repurchase of common shares.

BUSINESS SEGMENTS
Following is an analysis of operating results for the Company’s business segments for the second quarter ended March 31, 2013, compared with the second quarter ended March 31, 2012. The Company defines segment earnings as earnings before interest and taxes.

Process Management

Three Months Ended March 31	2012	2013	Change
(dollars in millions)

Sales	$1,869	2,020	8%
Earnings	$341	403	18%
Margin	18.3%	20.0%

Process Management sales increased $151 million, reflecting continued demand in global oil and gas, chemicals and power end markets. Strong growth across the measurement and control, final controls, and systems and solutions businesses was aided by favorable comparisons from the supply chain disruption in the prior year. Underlying sales grew 9 percent on higher volume, and foreign currency translation subtracted 1 percent ($8 million). Internationally, underlying growth was strong, with Asia up 14 percent and Europe up 7 percent, while Middle East/Africa was up 36 percent, Latin America up 13 percent and Canada up 10 percent. Sales in the U.S. were down 1 percent. Earnings increased $62 million and margin expanded 170 basis points, benefiting from higher volume and related leverage, partially offset by unfavorable product mix. Foreign currency transactions were $43 million favorable due to gains in 2013 compared to losses in the prior year.

Industrial Automation

Three Months Ended March 31	2012	2013	Change
(dollars in millions)

Sales	$1,284	1,213	(6)%
Earnings	$203	186	(8)%
Margin	15.8%	15.4%

Industrial Automation sales decreased $71 million on declines in most businesses reflecting weakness in capital goods end markets, particularly in Europe. The decrease was most pronounced in the power generating alternators and industrial motors business and electrical drives. Growth was strong in the hermetic motors business, driven by HVAC compressor demand. Reported and underlying sales were both down 6 percent on lower volume. Underlying

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

sales decreased 15 percent in Europe, 1 percent in the U.S. and 3 percent in Asia. Sales were up 11 percent in Latin America and flat in Middle East/Africa. Earnings decreased $17 million and margin declined 40 basis points on the lower volume and related deleverage and prior year payments received related to dumping duties, partially offset by materials cost containment.

Network Power

Three Months Ended March 31	2012	2013	Change
(dollars in millions)

Sales	$1,549	1,481	(4)%
Earnings	$134	111	(17)%
Margin	8.6%	7.5%

Sales for Network Power decreased $68 million or 4 percent, due to softness in global telecommunications and information technology end markets. The sales decrease included 3 percent lower volume and 1 percent from lower pricing. These results were primarily due to a sharp decline in embedded computing and power, reflecting product line rationalization and lower end market demand. The network power systems business was down slightly, with decreases in the uninterruptible power supplies, telecommunications-related power and precision cooling businesses partially offset by growth in inbound power. Underlying segment sales were down 6 percent in Asia (on the decline in embedded computing and power), 2 percent in the U.S., 3 percent in Europe, 23 percent in Canada and 10 percent in Middle East/Africa, partially offset by 8 percent growth in Latin America. Earnings decreased $23 million and margin contracted 110 basis points on the lower sales, deleverage and higher other costs, partially offset by materials cost containment and $11 million lower rationalization expense.

Climate Technologies

Three Months Ended March 31	2012	2013	Change
(dollars in millions)

Sales	$926	988	7%
Earnings	$158	175	11%
Margin	17.1%	17.7%

Climate Technologies sales increased $62 million driven by strong growth in the compressors business and solid growth in temperature controls and sensors. Global air conditioning sales growth was strong, particularly in the U.S., Asia and Europe. Refrigeration sales declined sharply, primarily from weakness in transportation. Overall, underlying sales increased 7 percent on volume growth. The increase was led by 8 percent growth in the U.S., 8 percent in Europe, 4 percent in Asia and 26 percent in Middle East/Africa. Sales decreased 5 percent in Latin America. Earnings increased $17 million on higher volume in the compressors business. Margin increased 60 basis points on volume leverage, savings from cost reduction actions and materials cost containment. Product mix was unfavorable.

Commercial & Residential Solutions

Three Months Ended March 31	2012	2013	Change
(dollars in millions)

Sales	$475	457	(4)%
Earnings	$100	98	(3)%
Margin	21.0%	21.3%

Sales for Commercial & Residential Solutions decreased 4 percent ($18 million), reflecting a negative 6 percent ($27 million) impact from the prior year Knaack divestiture. Underlying sales grew 2 percent ($9 million) on volume increases. Growth in the storage and food waste disposers businesses was slightly offset by a small decrease in professional tools. Underlying sales increased 5 percent in the U.S. and decreased 7 percent internationally.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Earnings declined $2 million as the benefits from higher volume and cost containment actions were more than offset by the comparative effect of $4 million of Knaack earnings in the prior year. Margin increased 30 basis points.

RESULTS OF OPERATIONS

Following is an analysis of the Company’s operating results for the six months ended March 31, 2013, compared with the six months ended March 31, 2012.

Six Months Ended March 31	2012	2013	Change
(dollars in millions, except per share amounts)

Net sales	$11,228	11,513	3%
Gross profit	$4,391	4,580	4%
Percent of sales	39.1%	39.8%
SG&A	$2,713	2,820
Percent of sales	24.2%	24.5%
Other deductions, net	$195	145
Interest expense, net	$116	111
Earnings before income taxes	$1,367	1,504	10%
Percent of sales	12.2%	13.1%
Net earnings common stockholders	$916	1,015	11%
Percent of sales	8.2%	8.8%

Diluted EPS – Net earnings	$1.24	1.39	12%

Net sales for the first six months of 2013 were $11,513 million, an increase of $285 million or 3 percent, compared with $11,228 million in 2012. Sales growth was flat excluding the estimated impact of the supply chain disruption from Thailand flooding in the prior year. Underlying sales increased 4 percent ($386 million) from volume growth. Foreign currency translation subtracted 0.5 percent ($52 million) and divestitures had a negative 0.5 percent ($49 million) impact. Sales increased 3 percent in the U.S. and 4 percent internationally. Asia was up 4 percent, including China up 2 percent. Middle East/Africa was up 20 percent, Latin America was up 13 percent and Canada was up 3 percent. Europe was down 3 percent. Segment results were mixed as sales grew $520 million in Process Management and $81 million in Climate Technologies, and decreased $163 million in Industrial Automation, $104 million in Network Power, and $22 million in Commercial & Residential Solutions due to the Knaack divestiture.

Cost of sales for 2013 were $6,933 million, resulting in gross profit of $4,580 million and gross margin of 39.8 percent. Cost of sales for 2012 were $6,837 million, resulting in gross profit of $4,391 million and gross margin of 39.1 percent. The increases in gross profit and margin primarily reflect higher volume, savings from cost reduction actions and materials cost containment. Product mix and pension expense were unfavorable.

SG&A expenses of $2,820 million increased $107 million compared with prior year. SG&A as a percent of sales was 24.5 percent in 2013, a 0.3 percentage point increase versus 24.2 percent in 2012. The increase in SG&A primarily reflects costs associated with higher volume and $38 million of higher incentive stock compensation from the overlap of two performance shares plans, partially offset by a $17 million charge in 2012 related to post-65 supplemental retiree medical benefits. SG&A as a percent of sales increased due to business mix and the other costs.

Other deductions, net were $145 million in 2013, a decrease of $50 million versus prior year. See Notes 7 and 8 for details regarding other deductions, net and rationalization costs.

Pretax earnings of $1,504 million increased $137 million, or 10 percent. Earnings primarily reflect increases of $205 million in Process Management and $18 million in Climate Technologies, partially offset by decreases of $40 million in Network Power and $35 million in Industrial Automation.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Income taxes were $460 million for 2013 and $430 million for 2012, resulting in effective tax rates of 31 percent for both periods.

Net earnings common stockholders in 2013 were $1,015 million, an increase of 11 percent. Net earnings per share were $1.39, an increase of 12 percent. The increases in earnings and earnings per share reflect improved operating results and the repurchase of common shares.

BUSINESS SEGMENTS
Following is an analysis of operating results for the Company’s business segments for the six months ended March 31, 2013, compared with the six months ended March 31, 2012. The Company defines segment earnings as earnings before interest and taxes.

Process Management

Six Months Ended March 31	2012	2013	Change
(dollars in millions)

Sales	$3,396	3,916	15%
Earnings	$531	736	39%
Margin	15.6%	18.8%

Process Management sales increased $520 million, reflecting continued demand in global oil and gas, chemicals and power markets. Robust growth across the measurement and control, systems and solutions, and final controls businesses includes favorable comparisons due to the supply chain disruption in the prior year and solid end market demand. Underlying sales increased 16 percent and foreign currency translation subtracted 1 percent ($10 million). Underlying growth was strong in all regions, including 11 percent in the U.S., 9 percent in Europe, 19 percent in Asia, 36 percent in Middle East/Africa, 27 percent in Latin America and 15 percent in Canada. Earnings increased $205 million and margin expanded 320 basis points, benefiting from the higher volume and significant leverage. The benefit of cost reduction actions was offset by unfavorable product mix. Foreign currency transactions were $36 million favorable compared to the prior year.

Industrial Automation

Six Months Ended March 31	2012	2013	Change
(dollars in millions)

Sales	$2,513	2,350	(6)%
Earnings	$385	350	(9)%
Margin	15.3%	14.9%

Industrial Automation sales decreased $163 million, reflecting weakness in capital goods end markets, particularly Europe. Declines in the power generating alternators and industrial motors business and electrical drives were partially offset by strong growth in the hermetic motors business on HVAC compressor demand. Underlying sales were down 5 percent on lower volume, including 12 percent in Europe, 4 percent in the U.S. and 5 percent in Asia. Sales were up 10 percent in Latin America and 2 percent in Middle East/Africa. Foreign currency translation deducted 1 percent ($23 million). Earnings decreased $35 million and margin decreased 40 basis points on the lower volume, deleverage and other costs. Savings from cost reduction actions and materials cost containment partially offset the earnings decline.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Network Power

Six Months Ended March 31	2012	2013	Change
(dollars in millions)

Sales	$3,044	2,940	(3)%
Earnings	$256	216	(16)%
Margin	8.4%	7.3%

Sales for Network Power decreased $104 million or 3 percent, reflecting continued softness in global telecommunications and information technology end markets. The sales decrease includes 2 percent from lower volume and 1 percent from price. These results were primarily due to a sharp decline in embedded computing and power, reflecting product line rationalization and lower end market demand. The network power systems business was down modestly on mixed results. Decreases in the precision cooling, uninterruptible power supplies and telecommunications-related power businesses were partially offset by growth in inbound power. Underlying segment sales grew 8 percent in Latin America. Sales were down 1 percent in the U.S., 4 percent in Asia, 6 percent in Europe, 19 percent in Canada and 7 percent in Middle East/Africa. Earnings decreased $40 million and margin contracted 110 basis points. The lower sales, deleverage and higher other costs were partially offset by savings from cost reduction actions, materials cost containment and $17 million lower rationalization expense.

Climate Technologies

Six Months Ended March 31	2012	2013	Change
(dollars in millions)

Sales	$1,659	1,740	5%
Earnings	$258	276	7%
Margin	15.5%	15.9%

Climate Technologies sales increased $81 million as a solid increase in the compressors business was partially offset by a decrease in temperature controls. The temperature sensors business was flat. Global air conditioning sales growth was strong, particularly in the U.S. and Asia. Europe air conditioning was up moderately. Refrigeration sales declined sharply. Underlying sales grew 5 percent on volume increases, including 5 percent in the U.S., 6 percent in both Asia and Europe, and 28 percent in Middle East/Africa. Sales decreased 5 percent in Latin America. Earnings increased $18 million on higher volume in the compressors business. Margin increased 40 basis points on savings from cost reduction actions and materials cost containment, partially offset by unfavorable product mix.

Commercial & Residential Solutions

Six Months Ended March 31	2012	2013	Change
(dollars in millions)

Sales	$932	910	(2)%
Earnings	$197	195	(1)%
Margin	21.1%	21.4%

Sales for Commercial & Residential Solutions decreased 2 percent ($22 million), reflecting a negative 5 percent ($49 million) impact from the prior year Knaack divestiture. Underlying sales grew 3 percent ($27 million) on volume increases. Moderate sales growth in storage and food waste disposers was partially offset by a slight decrease in the tools businesses. Underlying sales increased 6 percent in the U.S. and decreased 6 percent internationally. Earnings decreased $2 million, while margin increased 30 basis points. Earnings from higher volume and savings from cost reduction actions were offset by $5 million of prior year Knaack earnings and other costs.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

FINANCIAL CONDITION

Key elements of the Company's financial condition for the six months ended March 31, 2013 as compared to the year ended September 30, 2012.

	Sept 30, 2012	Mar 31, 2013
Working capital (in millions)	$2,993	3,545
Current ratio	1.4 to 1	1.5 to 1
Total debt-to-total capital	34.0%	34.5%
Net debt-to-net capital	22.1%	21.8%
Interest coverage ratio	13.9X	13.8X
The Company's interest coverage ratio (earnings before income taxes plus interest expense, divided by interest expense) was 13.8X for the first six months of 2013 compared to 12.0X in the prior year. The increase is primarily due to higher earnings.
During the second quarter of 2013, the Company issued $500 million of 2.625% notes due February 2023 under an automatic shelf registration statement on file with the Securities and Exchange Commission. The net proceeds from the sale of the notes were used for general corporate purposes and to repay commercial paper borrowings.
Cash provided by operating activities of $1,151 million increased $255 million, or 29 percent, compared with $896 million in the prior year period, primarily due to higher earnings and lower working capital growth. Operating cash flow funded capital expenditures of $235 million, dividends of $593 million and treasury stock purchases of $271 million. Long-term debt payments were $270 million. For the first six months of 2013, free cash flow of $916 million (operating cash flow of $1,151 million less capital expenditures of $235 million) was up $307 million from free cash flow of $609 million (operating cash flow of $896 million less capital expenditures of $287 million) in 2012. Overall, cash and equivalents increased $248 million during the first six months of 2013.
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

FISCAL 2013 OUTLOOK
Business investment remains slow and cautious globally, and there is no clear catalyst to improve global economic growth over the next 6 to 9 months. Near term end market demand is expected to reflect this uncertainty. Demand for capital goods is expected to remain challenging in the second half of 2013, particularly in Europe. Modest growth is expected to continue in residential end markets. Based on the current business environment, reported and underlying sales growth in 2013 is now expected to be only 1.5 percent to 2.5 percent, with EBIT and pretax margin approximately equal to the prior year (excluding the 2012 goodwill impairment impact of 240 basis points). Earnings per share are expected to be in the range of $3.48 to $3.58. The Company is targeting operating cash flow of approximately $3.3 billion to $3.4 billion and capital expenditures of approximately $0.7 billion.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2013	870	$55.49	870	11,235
February 2013	850	$57.52	850	10,385
March 2013	1,050	$56.40	1,050	9,335
Total	2,770	$56.46	2,770	9,335

The Company’s Board of Directors authorized the repurchase of up to 80 million shares under the May 2008 program. The above table does not reflect a new program approved by the Board of Directors on May 7, 2013 for the repurchase of up to 70 million additional shares.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Item 6. Exhibits

(a) Exhibits (Listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

3.1	Bylaws of Emerson Electric Co., as amended through April 2, 2013, incorporated by reference to the Company's Form 8-K dated April 2, 2013, filed on April 8, 2013, Exhibit 3.1.

4
Emerson agrees to furnish to the Securities and Exchange Commission, upon request, copies of any long term debt instruments that authorize an amount of securities constituting 10% or less of the total assets of Emerson and its subsidiaries on a consolidated basis.

10.1
Letter Agreement effective as of February 5, 2013 by and between Emerson Electric Co. and Walter J. Galvin, incorporated by reference to the Company's Form 8-K dated February 5, 2013 and filed February 8, 2013, Exhibit 10.1.

10.2
Consulting Agreement made and entered into as of February 5, 2013 by and between Emerson Electric Co. and Walter J. Galvin, incorporated by reference to the Company's Form 8-K dated February 5, 2013 and filed February 8, 2013, Exhibit 10.2.

12	Ratio of Earnings to Fixed Charges.

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

101
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the three and six months ended March 31, 2012 and 2013, (ii) Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2012 and 2013, (iii) Consolidated Balance Sheets at September 30, 2012 and March 31, 2013, (iv) Consolidated Statements of Cash Flows for the six months ended March 31, 2012 and 2013, and (v) Notes to Consolidated Financial Statements for the three and six months ended March 31, 2013.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMERSON ELECTRIC CO.

Date:	May 8, 2013	By	/s/ Frank J. Dellaquila
Frank J. Dellaquila
Executive Vice President and Chief Financial Officer
(on behalf of the registrant and as Chief Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit

12	Ratio of Earnings to Fixed Charges.

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

101
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the three and six months ended March 31, 2012 and 2013, (ii) Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2012 and 2013, (iii) Consolidated Balance Sheets at September 30, 2012 and March 31, 2013, (iv) Consolidated Statements of Cash Flows for the six months ended March 31, 2012 and 2013, and (v) Notes to Consolidated Financial Statements for the three and six months ended March 31, 2013.