Form 10-Q
period 2013-06-30
EMERSON ELECTRIC CO
filed 2013-08-07
CIK 32604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

______________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common stock of $0.50 par value per share outstanding at July 31, 2013: 714,531,444 shares.

FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
THREE AND NINE MONTHS ENDED JUNE 30, 2012 AND 2013
(Dollars in millions, except per share amounts; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2013	2012	2013
Net sales	$6,484	6,344	17,712	17,857

Costs and expenses:
Cost of sales	3,856	3,776	10,693	10,709
Selling, general and administrative expenses	1,338	1,396	4,051	4,216
Goodwill impairment	—	503	—	503
Other deductions, net	84	107	279	252
Interest expense (net of interest income of $5, $5, $14 and $12, respectively)	51	51	167	162

Earnings before income taxes	1,155	511	2,522	2,015

Income taxes	368	297	798	757

Net earnings	787	214	1,724	1,258

Less: Noncontrolling interests in earnings of subsidiaries	17	20	38	49

Net earnings common stockholders	$770	194	1,686	1,209

Basic earnings per share common stockholders	$1.05	0.27	2.29	1.67

Diluted earnings per share common stockholders	$1.04	0.27	2.28	1.66

Cash dividends per common share	$0.40	0.41	1.20	1.23

See accompanying Notes to Consolidated Financial Statements.

FORM 10-Q

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE AND NINE MONTHS ENDED JUNE 30, 2012 AND 2013
(Dollars in millions; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2013	2012	2013
Net earnings	$787	214	1,724	1,258

Other comprehensive income, net of tax:
Foreign currency translation	(256)	(47)	(262)	(99)
Cash flow hedges	(16)	(27)	54	(32)
Pension and postretirement	27	37	82	111
Total other comprehensive income (loss)	(245)	(37)	(126)	(20)

Comprehensive income	542	177	1,598	1,238

Less: Noncontrolling interests in comprehensive income of subsidiaries	16	20	35	43
Comprehensive income common stockholders	$526	157	1,563	1,195

See accompanying Notes to Consolidated Financial Statements.

FORM 10-Q

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except shares and per share amounts; unaudited)

	Sept 30, 2012	June 30, 2013
ASSETS
Current assets
Cash and equivalents	$2,367	2,810
Receivables, less allowances of $109 and $97, respectively	4,983	4,725
Inventories	2,125	2,304
Other current assets	651	667
Total current assets	10,126	10,506

Property, plant and equipment, net	3,509	3,475
Other assets
Goodwill	8,026	7,514
Other intangible assets	1,838	1,698
Other	319	320
Total other assets	10,183	9,532
Total assets	$23,818	23,513

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current maturities of long-term debt	$1,506	1,486
Accounts payable	2,767	2,614
Accrued expenses	2,732	2,783
Income taxes	128	67
Total current liabilities	7,133	6,950

Long-term debt	3,787	4,059

Other liabilities	2,456	2,240

Equity
Preferred stock, $2.50 par value per share; Authorized, 5,400,000 shares; issued, none	—	—
Common stock, $0.50 par value per share; Authorized, 1,200,000,000 shares; issued, 953,354,012 shares; outstanding, 724,113,291 shares and 715,829,171 shares, respectively	477	477
Additional paid-in capital	324	344
Retained earnings	18,107	18,428
Accumulated other comprehensive income (loss)	(731)	(745)
Cost of common stock in treasury, 229,240,721 shares and 237,524,841 shares, respectively	(7,882)	(8,388)
Common stockholders’ equity	10,295	10,116
Noncontrolling interests in subsidiaries	147	148
Total equity	10,442	10,264
Total liabilities and equity	$23,818	23,513

See accompanying Notes to Consolidated Financial Statements.

FORM 10-Q

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2012 AND 2013
(Dollars in millions; unaudited)

	Nine Months Ended June 30,
	2012	2013
Operating activities
Net earnings	$1,724	1,258
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	617	612
Changes in operating working capital	(616)	(316)
Pension funding	(122)	(109)
Goodwill impairment, net of tax	—	475
Other, net	139	226
Net cash provided by operating activities	1,742	2,146

Investing activities
Capital expenditures	(428)	(380)
Purchases of businesses, net of cash and equivalents acquired	(178)	(20)
Other, net	(40)	(73)
Net cash used in investing activities	(646)	(473)

Financing activities
Net increase in short-term borrowings	902	273
Proceeds from long-term debt	4	499
Principal payments on long-term debt	(259)	(521)
Dividends paid	(881)	(888)
Purchases of treasury stock	(527)	(573)
Other, net	(37)	12
Net cash used in financing activities	(798)	(1,198)

Effect of exchange rate changes on cash and equivalents	(58)	(32)
Increase in cash and equivalents	240	443
Beginning cash and equivalents	2,052	2,367
Ending cash and equivalents	$2,292	2,810

Changes in operating working capital
Receivables	$(179)	204
Inventories	(304)	(196)
Other current assets	(74)	(30)
Accounts payable	8	(120)
Accrued expenses	(84)	(103)
Income taxes	17	(71)
Total changes in operating working capital	$(616)	(316)

See accompanying Notes to Consolidated Financial Statements.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

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

2.	Reconciliations of weighted average shares for basic and diluted earnings per common share follow (in millions). Earnings allocated to participating securities were inconsequential.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2013	2012	2013
Basic shares outstanding	730.4	716.9	732.5	719.9
Dilutive shares	3.9	5.3	4.0	4.9
Diluted shares outstanding	734.3	722.2	736.5	724.8

3.	Other Financial Information (in millions):

	Sept 30, 2012	June 30, 2013
Inventories
Finished products	$747	835
Raw materials and work in process	1,378	1,469
Total	$2,125	2,304

Property, plant and equipment, net
Property, plant and equipment, at cost	$8,934	9,117
Less: Accumulated depreciation	5,425	5,642
Total	$3,509	3,475

Goodwill by business segment
Process Management	$2,379	2,370
Industrial Automation	1,338	1,336
Network Power	3,367	2,869
Climate Technologies	501	501
Commercial & Residential Solutions	441	438
Total	$8,026	7,514

The change in goodwill since September 30, 2012 is essentially due to an impairment charge of $503 million in the third quarter related to the embedded computing and power business in the Network Power segment. See Note 10 for additional information. The company performs its annual goodwill impairment review in the fourth quarter. As discussed in the 2012 annual report, the estimated fair values of certain businesses in the Network Power segment exceeded their carrying values by approximately 10 percent, and will be included in this year's review.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

	Sept 30, 2012	June 30, 2013
Accrued expenses include the following:
Employee compensation	$642	622
Customer advanced payments	$380	429
Product warranty	$187	181

Other liabilities
Pension plans	$818	645
Deferred income taxes	592	591
Postretirement plans, excluding current portion	337	333
Other	709	671
Total	$2,456	2,240

4.	Following is a discussion regarding the Company’s use of financial instruments:
Hedging Activities – As of June 30, 2013, the notional amount of foreign currency hedge positions was approximately $1.5 billion while commodity hedge contracts totaled approximately 68 million pounds ($198 million) of copper and aluminum. All derivatives receiving deferral accounting are cash flow hedges. The majority of hedging gains and losses deferred as of June 30, 2013 are expected to be recognized over the next 12 months as the underlying forecasted transactions occur. Gains and losses on foreign currency derivatives reported in other deductions, net reflect hedges of balance sheet exposures that do not receive deferral accounting. The following amounts are included in earnings and other comprehensive income (OCI) for the three and nine months ended June 30, 2013 and 2012 (in millions):

		Gain (Loss) to Earnings				Gain (Loss) to OCI
		3rd Quarter		Nine Months		3rd Quarter		Nine Months
		2012	2013	2012	2013	2012	2013	2012	2013
	Location
Commodity	Cost of sales	$(9)	(6)	(31)	(10)	(21)	(18)	29	(34)
Foreign currency	Sales, cost of sales	(1)	8	3	19	(13)	(23)	28	(8)
Foreign currency	Other deductions, net	17	(8)	32	(8)
Total		$7	(6)	4	1	(34)	(41)	57	(42)
Regardless of whether derivatives receive deferral accounting, the Company expects hedging gains or losses to be essentially offset by losses or gains on the related underlying exposures. The amounts ultimately recognized will differ from those presented above for open positions, which remain subject to ongoing market price fluctuations until settlement. Derivatives receiving deferral accounting are highly effective and no amounts were excluded from the assessment of hedge effectiveness. Hedge ineffectiveness was immaterial for the three and nine months ended June 30, 2013 and 2012.
Fair Value Measurements – Valuations for all derivatives and the Company's long-term debt fall within Level 2 of the GAAP valuation hierarchy. At June 30, 2013, the fair value of commodity contracts and foreign currency contracts were reported in other current assets and accrued expenses. There was no collateral posted with counterparties as of June 30, 2013. The maximum collateral that could have been required was $29 million. As of June 30, 2013, the fair value of long-term debt was $4,769 million which exceeded the carrying value by $443 million. Valuations of derivative contract positions are summarized below (in millions):

	September 30, 2012		June 30, 2013
	Assets	Liabilities	Assets	Liabilities
Foreign Currency	$31	8	13	16
Commodity	$9	7	—	23

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

5.	The change in equity for the first nine months of 2013 is shown below (in millions):

	Common Stockholders' Equity	Noncontrolling Interests in Subsidiaries	Total Equity
September 30, 2012	$10,295	147	10,442
Net earnings	1,209	49	1,258
Other comprehensive income (loss)	(14)	(6)	(20)
Cash dividends	(888)	(42)	(930)
Net treasury stock purchases and other	(486)	—	(486)
June 30, 2013	$10,116	148	10,264

6.     Total periodic pension and postretirement expense is summarized below (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2013	2012	2013
Service cost	$22	26	64	79
Interest cost	60	56	179	169
Expected return on plan assets	(80)	(83)	(239)	(249)
Net amortization	43	58	129	174
Total	$45	57	133	173

Higher expense primarily reflects a lower discount rate in 2013 compared to 2012.

7.	Other deductions, net are summarized below (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2013	2012	2013
Amortization of intangibles	$67	53	182	166
Rationalization of operations	35	33	89	65
Other	25	21	58	22
Gains, net	(43)	—	(50)	(1)
Total	$84	107	279	252

The significant decrease in Gains, net for both periods is due to the receipt of dumping duties collected by U.S. Customs and distributed in the prior year totaling $37 million in the third quarter, and $43 million year-to-date. The year-to-date change in Other reflects lower foreign currency transaction losses in the current year.

8.
Rationalization of operations expense reflects costs associated with the Company’s efforts to continually improve operational efficiency and deploy assets globally in order to remain competitive on a worldwide basis. Details of the change in the liability for rationalization during the nine months ended June 30, 2013 follow (in millions):

	Sept 30, 2012	Expense	Paid/Utilized	Jun 30, 2013
Severance and benefits	$23	38	30	31
Lease and other contract terminations	5	2	3	4
Fixed asset write-downs	—	1	1	—
Vacant facility and other shutdown costs	3	5	6	2
Start-up and moving costs	1	19	19	1
Total	$32	65	59	38

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Rationalization of operations expense by segment is provided below (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2013	2012	2013
Process Management	$4	4	13	11
Industrial Automation	13	14	21	24
Network Power	14	12	40	21
Climate Technologies	2	—	8	2
Commercial & Residential Solutions	2	3	7	7
Total	$35	33	89	65

The Company expects to incur full year 2013 rationalization expense of approximately $80 million to $85 million. This includes the $65 million incurred to date, as well as costs to complete actions initiated before the end of the third quarter and actions anticipated to be approved and initiated during the remainder of the year. Severance and benefits costs are associated with forcecount reduction, mainly for Industrial Automation and Network Power in most geographic areas. Start-up and moving costs to redeploy assets to best cost locations and expand geographically to directly serve local markets were incurred in all segments.

9.	Summarized information about the Company's results of operations by business segment follows (in millions):

	Three Months Ended June 30,				Nine Months Ended June 30,
	Sales		Earnings		Sales		Earnings
	2012	2013	2012	2013	2012	2013	2012	2013
Process Management	$2,122	2,182	490	470	5,518	6,098	1,021	1,206
Industrial Automation	1,378	1,277	259	206	3,891	3,627	644	556
Network Power	1,588	1,506	163	122	4,632	4,446	419	338
Climate Technologies	1,146	1,119	232	235	2,805	2,859	490	511
Commercial & Residential Solutions	481	472	98	96	1,413	1,382	295	291
	6,715	6,556	1,242	1,129	18,259	18,412	2,869	2,902
Differences in accounting methods			59	56			163	160
Corporate and other			(95)	(623)			(343)	(885)
Eliminations/Interest	(231)	(212)	(51)	(51)	(547)	(555)	(167)	(162)
Total	$6,484	6,344	1,155	511	17,712	17,857	2,522	2,015

Industrial Automation intersegment sales for the third quarters ended June 30, 2013 and 2012 were $190 million and $206 million, respectively, and year-to-date, $488 million and $479 million. The increase in corporate and other for both the third quarter and year-to-date reflects a noncash pretax goodwill impairment charge of $503 million ($475 million after-tax, or $0.65 per share), and higher incentive stock compensation expense, primarily due to the overlap of two performance shares plans.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

10.
In the fourth quarter of 2012, the Company recognized an impairment charge of $450 million in the embedded computing and power business, which reported full year 2012 sales of $1.4 billion, due to protracted weak demand, structural industry developments and increased competition. These challenges, including weakness in telecommunication and mobile device markets, continued into 2013 and results have been below expectations. Management considered strategic alternatives for this business, initiated a sales process and received nonbinding indications of interest in the third quarter. On July 31, 2013 the Company entered into an agreement to sell a 51 percent controlling interest in this business. Emerson will receive approximately $300 million in cash from the acquiror and through borrowing by the new entity, and will retain a noncontrolling interest. The transaction is expected to close in three to six months, subject to regulatory approvals. Sales and earnings of the embedded computing and power business will continue to be reported in Emerson's consolidated results until the transaction closes. On completion, the Company will account for its remaining noncontrolling interest on the equity basis. Proceeds from the transaction and repatriation of cash from this business will be used to repurchase an additional $600 million of Emerson shares, which is incremental to the current annual run rate of $800 million to $900 million.

In the third quarter, the Company recorded a noncash goodwill impairment charge in the embedded computing and power business of $503 million ($475 million after-tax, $0.65 per share), and a net income tax charge of $33 million ($0.05 per share) primarily related to the anticipated repatriation of non-U.S. earnings from this business, partially offset by other tax versus book differences. As of June 30, fair value was determined based on anticipated cash proceeds and the estimated value of the retained interest using a level three market approach (option pricing model), and will be finalized when the transaction closes. Embedded computing and power had working capital of $162 million, property, plant and equipment of $88 million and goodwill and other assets, net of $82 million.

Items 2 and 3.

Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
Third quarter sales were $6.3 billion, down 2 percent, reflecting an overall sluggish business environment as global macroeconomic trends remain challenging. Low levels of investment continue to reflect a cautious business climate, particularly in the U.S., Europe and Asia. Modest growth in emerging markets was more than offset by weaker demand in mature economies. Latin America and Middle East/Africa reported strong growth. Sales growth was approximately flat excluding the impact of recovery from the Thailand flood supply chain disruption in the prior year. Net earnings common stockholders of $194 million and net earnings per share of $0.27 reflect impairment and income tax charges related to the embedded computing and power business totaling $508 million, or $0.70 per share, and compare to $770 million and $1.04 in the prior year. Excluding the charges, third quarter 2013 net earnings and net earnings per share were $702 million and $0.97.

Process Management sales increased on continuing demand in global energy and chemical end markets. Growth was adversely affected by strong prior year comparisons due to the recovery of shipments from the supply chain disruption. Strong demand in U.S. residential end markets supported underlying sales growth in Commercial & Residential Solutions. Sales for Climate Technologies decreased modestly due to softness in most businesses. Industrial Automation sales and earnings decreased on weakness in industrial goods end markets, particularly in Europe. Network Power sales decreased due to a sharp decline in embedded computing and power and softness in the network power systems business.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

RESULTS OF OPERATIONS

Following is an analysis of the Company’s operating results for the third quarter ended June 30, 2013, compared with the third quarter ended June 30, 2012.

Three Months Ended June 30	2012	2013	Change
(dollars in millions, except per share amounts)

Net sales	$6,484	6,344	(2)%
Gross profit	$2,628	2,568	(2)%
Percent of sales	40.5%	40.5%
SG&A	$1,338	1,396
Percent of sales	20.6%	22.0%
Goodwill impairment	—	503
Other deductions, net	$84	107
Interest expense, net	$51	51
Earnings before income taxes	$1,155	511	(56)%
Percent of sales	17.8%	8.1%
Net earnings common stockholders	$770	194	(75)%
Percent of sales	11.9%	3.0%

Diluted EPS – Net earnings	$1.04	0.27	(74)%

Net sales for the third quarter of 2013 were $6,344 million, a decrease of $140 million or 2 percent, compared with $6,484 million in 2012. Underlying sales decreased 1 percent ($97 million) from volume declines and exclude the negative impact from divestitures of 1 percent or $27 million, and foreign currency translation, which had a negligible unfavorable impact ($16 million). Sales decreased 3 percent in the U.S. and were flat internationally. Sales decreases of 6 percent in Europe and 3 percent in Asia offset increases of 18 percent in Middle East/Africa, 8 percent in Latin America and 4 percent in Canada. Sales decreased in Industrial Automation, Network Power and Climate Technologies, which were down $101 million, $82 million and $27 million, respectively. Sales for Commercial & Residential Solutions decreased $9 million due to the prior year Knaack divestiture, while sales increased $60 million for Process Management.

Cost of sales in 2013 were $3,776 million, a reduction of $80 million versus $3,856 million in 2012 due to lower volume. Gross margin of 40.5 percent in 2013 was flat versus 2012 primarily due to savings from cost reduction actions and net favorable materials cost, offset by unfavorable product mix, deleverage in Industrial Automation and Network Power, and increased pension expense.

Selling, general and administrative (SG&A) expenses of $1,396 million increased $58 million compared with prior year. SG&A as a percent of sales was 22.0 percent in 2013, a 1.4 percentage point increase versus 2012. The higher SG&A expense primarily reflects an increase in incentive stock compensation of $30 million from the overlap of two performance shares plans, and higher other costs. SG&A as a percent of sales increased due to these factors, as well as deleverage on volume declines in Network Power and Industrial Automation.

On July 31, 2013, the Company entered into an agreement to sell a controlling interest in its embedded computing and power business and recorded a noncash pretax impairment charge of $503 million in the third quarter. See Note 10 for additional information.

Other deductions, net were $107 million in 2013, an increase of $23 million primarily due to a gain of $37 million in 2012 from the receipt of dumping duties collected by U.S. Customs and higher foreign currency transaction losses in the current year, slightly offset by lower rationalization expense. See Notes 7 and 8 for details regarding other deductions, net, and rationalization.

Pretax earnings of $511 million decreased $644 million, or 56 percent. The decrease was primarily due to the pretax goodwill impairment charge of $503 million, which reduced pretax earnings 44 percent, plus decreases of $53 million in Industrial Automation, $41 million in Network Power and $20 million in Process Management.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Income taxes were $297 million for 2013 and $368 million for 2012, resulting in effective tax rates of 58 percent and 32 percent, respectively. The higher effective tax rate for the third quarter of 2013 is the result of an unfavorable 23 percentage point impact from the goodwill impairment charge (as only a small portion of the goodwill is tax deductible) and a net tax charge of $33 million (6 percentage point impact) related to the anticipated repatriation of non-U.S. earnings from this business and the impact of other tax versus book basis differences. The closure of tax examinations had a favorable impact on the rate.
Net earnings common stockholders in 2013 were $194 million, down 75 percent, while net earnings per share were $0.27, down 74 percent. Excluding charges, net earnings were $702 million, down 9 percent, and earnings per share were $0.97, down 7 percent. Charges totaling $508 million after-tax, $0.70 per share, reduced net earnings and earnings per share by 66 percent and 67 percent, respectively.
BUSINESS SEGMENTS
Following is an analysis of operating results for the Company’s business segments for the third quarter ended June 30, 2013, compared with the third quarter ended June 30, 2012. The Company defines segment earnings as earnings before interest and taxes.

Process Management

Three Months Ended June 30	2012	2013	Change
(dollars in millions)

Sales	$2,122	2,182	3%
Earnings	$490	470	(4)%
Margin	23.1%	21.5%

Process Management sales increased $60 million, led by moderate growth in the final control and systems and solutions businesses. Sales in the measurement and control businesses were flat. Comparisons were adversely affected by approximately 7 percent due to higher sales in the prior year resulting from the recovery of shipments delayed by Thailand flooding. Demand continued in global oil and gas and chemical end markets. Underlying sales grew 3 percent, and foreign currency translation had a negligible ($7 million) unfavorable impact. Growth was strong internationally, with Asia up 8 percent, Middle East/Africa up 24 percent, Latin America up 17 percent and Canada up 7 percent. Sales were down 6 percent in the U.S. and flat in Europe. Earnings decreased $20 million and margin contracted 160 basis points due to exceptional operating leverage in the prior year from recovery of delayed shipments, partially offset by savings from cost reduction actions. Difficult sales and earnings comparisons due to prior year flooding recovery will continue in the fourth quarter.
Industrial Automation

Three Months Ended June 30	2012	2013	Change
(dollars in millions)

Sales	$1,378	1,277	(7)%
Earnings	$259	206	(20)%
Margin	18.8%	16.1%

Industrial Automation sales decreased $101 million on declines in most businesses, reflecting weakness in industrial goods end markets, particularly in Europe. The decrease was most pronounced in power generating alternators and industrial motors, hermetic motors, and materials joining equipment. Strength in fluid automation slightly offset the decline. Channel inventory destocking in power generating alternators appears to be slowing. Reported and underlying sales were both down 7 percent on lower volume. Underlying sales decreased 13 percent in Europe, 6 percent in the U.S., 4 percent in Latin America and 2 percent in Middle East/Africa. Sales in Asia were flat, however China was up 2 percent. Sales in Canada were up 14 percent. Earnings decreased $53 million and margin declined 270 basis points reflecting lower volume and related deleverage, and unfavorable comparisons due to a $37 million gain in 2012 from dumping duties (see Note 7). The decrease was partially offset by savings from cost reduction actions and net materials cost containment. Margin was effectively flat excluding the dumping duties gain.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Network Power

Three Months Ended June 30	2012	2013	Change
(dollars in millions)

Sales	$1,588	1,506	(5)%
Earnings	$163	122	(25)%
Margin	10.3%	8.1%

Sales for Network Power decreased $82 million, reflecting persistent softness in global telecommunications and information technology end markets. The sales decrease included 3 percent lower volume and an estimated 2 percent from lower pricing. The decrease was primarily due to a sharp decline in embedded computing and power, resulting from product line rationalization and lower end market demand. The network power systems business was down slightly, with decreases in the telecommunications-related power and infrastructure management businesses, partially offset by modest growth in uninterruptible power supplies and slight growth in inbound power. The precision cooling business was flat. Underlying sales were down 5 percent overall, and down 13 percent in Asia,1 percent in the U.S., 4 percent in Europe and 5 percent in Canada, partially offset by 19 percent growth in Middle East/Africa and 6 percent growth in Latin America. Earnings decreased $41 million and margin contracted 220 basis points on the lower sales, deleverage and higher other costs primarily in the network power systems business, partially offset by savings from cost reduction actions and materials cost containment.

Climate Technologies

Three Months Ended June 30	2012	2013	Change
(dollars in millions)

Sales	$1,146	1,119	(2)%
Earnings	$232	235	1%
Margin	20.2%	21.0%

Climate Technologies sales decreased $27 million on softness in most businesses. Global air conditioning sales decreased slightly due to mild temperatures. Refrigeration sales also declined slightly. Flow controls and retail solutions experienced strong declines. Overall, underlying sales decreased 2 percent on lower volume, with sales decreasing 3 percent in the U.S., 5 percent in Europe, 2 percent in Asia and 13 percent in Canada. Sales increased 21 percent in Middle East/Africa and 3 percent in Latin America. Earnings increased $3 million and margin increased 80 basis points on savings from cost reduction actions and materials cost containment. Product mix was unfavorable.

Commercial & Residential Solutions

Three Months Ended June 30	2012	2013	Change
(dollars in millions)

Sales	$481	472	(2)%
Earnings	$98	96	(2)%
Margin	20.4%	20.4%

Sales for Commercial & Residential Solutions decreased 2 percent ($9 million), reflecting a negative 6 percent ($27 million) impact from the prior year Knaack divestiture and underlying sales growth of 4 percent ($18 million) on volume increases. Sales growth was led by strength in food waste disposers and moderate growth in the tools businesses. The storage businesses were flat. Underlying sales increased 6 percent in the U.S. and decreased 1 percent internationally. Earnings declined $2 million as benefits from higher volume and cost containment actions were more than offset by the comparative effect of $4 million of Knaack earnings in the prior year. Margin was flat.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

RESULTS OF OPERATIONS

Following is an analysis of the Company’s operating results for the nine months ended June 30, 2013, compared with the nine months ended June 30, 2012.

Nine Months Ended June 30	2012	2013	Change
(dollars in millions, except per share amounts)

Net sales	$17,712	17,857	1%
Gross profit	$7,019	7,148	2%
Percent of sales	39.6%	40.0%
SG&A	$4,051	4,216
Percent of sales	22.8%	23.6%
Goodwill impairment	—	503
Other deductions, net	$279	252
Interest expense, net	$167	162
Earnings before income taxes	$2,522	2,015	(20)%
Percent of sales	14.2%	11.3%
Net earnings common stockholders	$1,686	1,209	(28)%
Percent of sales	9.5%	6.8%

Diluted EPS – Net earnings	$2.28	1.66	(27)%

Net sales for the first nine months of 2013 were $17,857 million, an increase of $145 million or 1 percent, compared with 2012. Underlying sales increased 2 percent ($289 million). Foreign currency translation subtracted 0.5 percent ($68 million) and divestitures had a negative 0.5 percent ($76 million) impact. Sales increased 1 percent in the U.S. and 2 percent internationally. Asia was up 1 percent, with China flat. Middle East/Africa was up 19 percent, Latin America was up 11 percent and Canada was up 3 percent. Europe was down 4 percent. Segment results were mixed as sales grew $580 million in Process Management and $54 million in Climate Technologies, and decreased $264 million in Industrial Automation, $186 million in Network Power, and $31 million in Commercial & Residential Solutions due to the Knaack divestiture.

Cost of sales for 2013 were $10,709 million, resulting in gross profit of $7,148 million and gross margin of 40.0 percent. Cost of sales for 2012 were $10,693 million, resulting in gross profit of $7,019 million and gross margin of 39.6 percent. The increases in gross profit and margin primarily reflect higher volume, savings from cost reduction actions and materials cost containment. Deleverage in Industrial Automation and Network Power, product mix and pension and other expenses were unfavorable.

SG&A expenses of $4,216 million increased $165 million compared with prior year. SG&A as a percent of sales was 23.6 percent in 2013, a 0.8 percentage point increase versus 22.8 percent in 2012. The increase in SG&A primarily reflects costs associated with higher volume and $68 million of higher incentive stock compensation from the overlap of two performance shares plans, partially offset by benefits of cost reductions and a $17 million charge in 2012 related to post-65 supplemental retiree medical benefits. SG&A as a percent of sales increased due to these factors plus unfavorable business mix.

See the Results of Operations for the third quarter and Note 10 for information on the embedded computing and power related charges.

Other deductions, net were $252 million in 2013, a decrease of $27 million versus prior year primarily due to a $24 million reduction in rationalization expense, lower foreign currency transaction losses, and lower amortization of intangibles, partially offset by a gain of $43 million in 2012 from the receipt of dumping duties. See Notes 7 and 8 for details regarding other deductions, net and rationalization costs.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Pretax earnings of $2,015 million decreased $507 million, or 20 percent. Earnings primarily reflect the pretax goodwill impairment charge of $503 million, which reduced earnings 20 percent, and decreases of $88 million in Industrial Automation and $81 million in Network Power, partially offset by increases of $185 million in Process Management and $21 million in Climate Technologies.
Income taxes were $757 million for 2013 and $798 million for 2012, resulting in effective tax rates of 38 percent and 32 percent, respectively. The goodwill impairment and net tax charges related to embedded computing and power had an 8 percentage point unfavorable impact.
Net earnings common stockholders in 2013 were $1,209 million, down 28 percent, while net earnings per share were $1.66, down 27 percent. Excluding charges, net earnings were $1,717 million, up 2 percent, and earnings per share were $2.36, up 4 percent. Charges totaling $508 million after-tax, $0.70 per share, reduced net earnings and earnings per share by 30 percent and 31 percent, respectively.
BUSINESS SEGMENTS
Following is an analysis of operating results for the Company’s business segments for the nine months ended June 30, 2013, compared with the nine months ended June 30, 2012. The Company defines segment earnings as earnings before interest and taxes.

Process Management

Nine Months Ended June 30	2012	2013	Change
(dollars in millions)

Sales	$5,518	6,098	11%
Earnings	$1,021	1,206	18%
Margin	18.5%	19.8%

Process Management sales increased $580 million, reflecting continued demand in global oil and gas and chemical end markets. Solid end market demand led to strong growth across the measurement and control, systems and solutions, and final control businesses. Underlying sales increased 11 percent and foreign currency translation had a negligible ($17 million) unfavorable impact. Underlying sales growth was strong internationally, with Asia up 14 percent, Europe up 6 percent, Middle East/Africa up 31 percent, Latin America up 23 percent and Canada up 12 percent. Sales in the U.S. grew 4 percent. Earnings increased $185 million and margin expanded 130 basis points, benefiting from the higher volume and strong leverage. The benefit of cost reduction actions was offset by unfavorable mix and higher other costs. Foreign currency transactions were $33 million favorable compared to the prior year.

Industrial Automation

Nine Months Ended June 30	2012	2013	Change
(dollars in millions)

Sales	$3,891	3,627	(7)%
Earnings	$644	556	(14)%
Margin	16.6%	15.3%

Industrial Automation sales decreased $264 million, as capital goods end markets remained weak, particularly in Europe. Declines in the power generating alternators and industrial motors business and electrical drives were partially offset by modest growth in the hermetic motors business due to HVAC compressor demand. Underlying sales were down 6 percent on lower volume. Foreign currency translation had a negative 1 percent ($29 million) impact. Europe decreased 12 percent, the U.S. 5 percent, and Asia 3 percent. Sales were up 5 percent in Latin America and flat in Middle East/Africa. Earnings decreased $88 million and margin decreased 130 basis points on the lower volume, deleverage and a $43 million gain in 2012 from dumping duties (see Note 7). Savings from cost reduction actions and materials cost containment partially offset the earnings decline. Excluding the 1.2 percentage point benefit from dumping duties in 2012, margin decreased 10 basis points.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Network Power

Nine Months Ended June 30	2012	2013	Change
(dollars in millions)

Sales	$4,632	4,446	(4)%
Earnings	$419	338	(19)%
Margin	9.0%	7.6%

Sales for Network Power decreased $186 million, reflecting continued softness in global telecommunications and information technology end markets. The sales decrease includes 3 percent from lower volume and 1 percent from price. These results include a sharp decline in embedded computing and power, reflecting product line rationalization and lower end market demand. The network power systems business was down modestly on mixed results. Decreases in the telecommunications-related power and precision cooling businesses were partially offset by strong growth in inbound power. The uninterruptible power supplies business was flat. Underlying sales were down 4 percent overall, and down 1 percent in the U.S., 5 percent in Europe, 8 percent in Asia, and 15 percent in Canada. Sales grew 7 percent in Latin America and 3 percent in Middle East/Africa. Earnings decreased $81 million and margin contracted 140 basis points on lower sales, deleverage, higher other costs and an $8 million unfavorable impact from foreign currency transactions. Earnings were favorably impacted by savings from cost reduction actions, materials cost containment and $19 million lower rationalization expense. The embedded computing and power business had a negative impact of approximately 200 basis points on segment sales growth and 150 basis points on segment margin in 2013 (see Note 10).

Climate Technologies

Nine Months Ended June 30	2012	2013	Change
(dollars in millions)

Sales	$2,805	2,859	2%
Earnings	$490	511	4%
Margin	17.5%	17.9%

Climate Technologies sales increased $54 million, primarily due to a modest increase in the compressors business. The temperature controls business was down modestly, while temperature sensors were flat. Global air conditioning sales growth was strong, particularly in the U.S. and Asia due to strong demand in the first half of the year. Europe air conditioning was up moderately. Refrigeration sales declined moderately. Underlying sales grew 2 percent on volume increases, including 1 percent in the U.S., 3 percent in Asia, 2 percent in Europe and 25 percent in Middle East/Africa. Sales decreased 2 percent in Latin America. Earnings increased $21 million on higher volume in the compressors business. Margin increased 40 basis points on savings from cost reduction actions and materials cost containment, partially offset by unfavorable product mix.

Commercial & Residential Solutions

Nine Months Ended June 30	2012	2013	Change
(dollars in millions)

Sales	$1,413	1,382	(2)%
Earnings	$295	291	(1)%
Margin	20.9%	21.1%

Sales for Commercial & Residential Solutions decreased 2 percent ($31 million), reflecting a negative 6 percent ($76 million) impact from the prior year Knaack divestiture. Underlying sales grew 4 percent ($45 million) on volume increases. The increase was led by solid growth in food waste disposers and modest growth in the storage businesses. The tools businesses grew slightly. Underlying sales increased 6 percent in the U.S. and decreased 4 percent internationally. Earnings decreased $4 million, while margin increased 20 basis points. Earnings from higher volume and savings from cost reduction actions were offset by $9 million of prior year Knaack earnings and other costs.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

FINANCIAL CONDITION

Key elements of the Company's financial condition for the nine months ended June 30, 2013 as compared to the year ended September 30, 2012.

	Sept 30, 2012	June 30, 2013
Working capital (in millions)	$2,993	3,556
Current ratio	1.4 to 1	1.5 to 1
Total debt-to-total capital	34.0%	35.4%
Net debt-to-net capital	22.1%	21.3%
Interest coverage ratio	13.9X	12.6X
The Company's interest coverage ratio (earnings before income taxes plus interest expense, divided by interest expense) of 12.6X for the first nine months of 2013 compares to 15.0X in the same period last year. The decrease reflects lower earnings due to the noncash charges in the embedded computing and power business which negatively impacted the ratio by 2.9X. See Note 10.
Cash provided by operating activities of $2,146 million increased $404 million, or 23 percent, compared with $1,742 million in the prior year period, primarily due to lower working capital growth. Operating cash flow funded capital expenditures of $380 million, dividends of $888 million and treasury stock purchases of $573 million. Long-term debt payments were $521 million. For the first nine months of 2013, free cash flow of $1,766 million (operating cash flow of $2,146 million less capital expenditures of $380 million) was up $452 million from free cash flow of $1,314 million (operating cash flow of $1,742 million less capital expenditures of $428 million) in 2012. Overall, cash and equivalents increased $443 million during the first nine months of 2013.
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

FISCAL 2013 OUTLOOK
Global business investment remains cautious but appears to be improving based on orders activity. Forecasts are for mixed results overall, with solid demand in energy end markets and a resumption of growth in residential air conditioning and refrigeration. End markets for industrial goods appear to be stabilizing but are expected to remain slow in the near term, particularly in Europe. End markets for information technology and telecommunications are expected to improve in the near term, although a large Australian project in the prior year will unfavorably affect fourth quarter comparisons. Modest growth is expected to continue in residential end markets while nonresidential demand improves. Based on the current business environment, reported and underlying sales growth in 2013 are now expected to be approximately 1 percent, with EBIT and pretax margin approximately equal to the prior year (excluding the goodwill impairment impact of 240 basis points in 2012 and 205 basis points in 2013). Earnings per share are expected to trend toward the lower end of the range of $3.48 to $3.55 (excluding charges totaling $0.70 in 2013), or $2.78 to $2.85 including charges. The Company is targeting operating cash flow of approximately $3.4 billion and capital expenditures of approximately $0.7 billion.
Statements in this report that are not strictly historical may be "forward-looking" statements, which involve risks and uncertainties, and Emerson undertakes no obligation to update any such statements to reflect later developments. These risks and uncertainties include the Company's ability to complete the embedded computing and power transaction, as well as economic and currency conditions, market demand, pricing, protection of intellectual property, and competitive and technological factors, among others which are set forth in the “Risk Factors” of Part I, Item 1, and the "Safe Harbor Statement" of Exhibit 13, to the Company's Annual Report on Form 10-K for the year ended September 30, 2012, which are hereby incorporated by reference.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2013	1,910	$55.02	1,910	7,425
May 2013	1,780	$57.62	1,780	75,645
June 2013	1,660	$56.07	1,660	73,985
Total	5,350	$56.21	5,350	73,985

The Company’s Board of Directors authorized the repurchase of up to 80 million shares under a May 2008 program. The Board of Directors approved a new program on May 7, 2013 for the repurchase of up to 70 million additional shares.

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

101
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the three and nine months ended June 30, 2012 and 2013, (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2012 and 2013, (iii) Consolidated Balance Sheets at September 30, 2012 and June 30, 2013, (iv) Consolidated Statements of Cash Flows for the nine months ended June 30, 2012 and 2013, and (v) Notes to Consolidated Financial Statements for the three and nine months ended June 30, 2013.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMERSON ELECTRIC CO.

Date:	August 7, 2013	By	/s/ Frank J. Dellaquila
Frank J. Dellaquila
Executive Vice President and Chief Financial Officer
(on behalf of the registrant and as Chief Financial Officer)

INDEX TO EXHIBITS

Exhibit No.	Exhibit

12	Ratio of Earnings to Fixed Charges.

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

101
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the three and nine months ended June 30, 2012 and 2013, (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2012 and 2013, (iii) Consolidated Balance Sheets at September 30, 2012 and June 30, 2013, (iv) Consolidated Statements of Cash Flows for the nine months ended June 30, 2012 and 2013, and (v) Notes to Consolidated Financial Statements for the three and nine months ended June 30, 2013.