Form 10-K
period 2013-09-30
EMERSON ELECTRIC CO
filed 2013-11-19
CIK 32604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013

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
Yes ☐ No ☒

Aggregate market value of the voting stock held by nonaffiliates of the registrant as of close of business on March 31, 2013: $40.1 billion.

Common stock outstanding at October 31, 2013: 703,964,498 shares.

Documents Incorporated by Reference

1.	Portions of Emerson Electric Co. 2013 Annual Report to Stockholders for the year ended September 30, 2013 incorporated by reference into Parts I and II hereof.

2.	Portions of Emerson Electric Co. Notice of 2014 Annual Meeting of Stockholders and Proxy Statement incorporated by reference into Part III hereof.

PART I

ITEM 1 - BUSINESS

Emerson was incorporated in Missouri in 1890, and has grown from a regional manufacturer of electric motors and fans into a diversified global technology company. Having expanded its product lines through internal growth and acquisitions, Emerson today designs and supplies products and technology, and delivers engineering services and solutions around the world in a wide range of industrial, commercial and consumer markets.

Emerson is organized into the business segments described below, based on the nature of products and services provided.

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

Sales, earnings before interest and income taxes, and total assets attributable to each business segment for the three years ended September 30, 2013, are set forth in Note 16 of Notes to Consolidated Financial Statements of the 2013 Annual Report, which note is hereby incorporated by reference. Percentage sales by segment in 2013 were Process Management, 34 percent; Industrial Automation, 19 percent; Network Power, 24 percent; Climate Technologies, 15 percent; and Commercial & Residential Solutions, 8 percent. Sales by geographic destination in 2013 were the United States and Canada, 44 percent; Asia, 24 percent; Europe, 20 percent; Latin America, 6 percent; and Middle East/Africa, 6 percent. Information with respect to acquisition and divestiture activities and the rationalization of operations is set forth in Notes 3 and 5 of Notes to Consolidated Financial Statements of the 2013 Annual Report, which notes are hereby incorporated by reference.

PROCESS MANAGEMENT

The Process Management segment offers customers products and technology as well as engineering and project management services for precision measurement, control, monitoring and asset optimization of oil and gas reservoirs and power generating plants, or plants that process or treat items such as oil, natural gas and petrochemicals; foods and beverages; pulp and paper; pharmaceuticals; and municipal water supplies. This array of products and services helps customers optimize plant capabilities in the areas of safety and reliability, product quality and output efficiency. In 2013, sales by geographic destination for Process Management were the United States and Canada, 37 percent; Asia, 25 percent; Europe, 20 percent; Latin America, 8 percent; and Middle East/Africa, 10 percent.

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

Measurement and Analytical Instrumentation

Measurement instrumentation measures the physical properties of liquids or gases in a process stream, such as pressure, temperature, level, rate and amount of flow, and communicates this information to a process control system. Measurement technologies provided by Emerson include Coriolis direct mass flow, magnetic flow, vortex flow, ultrasonic flow, differential pressure, ultralow-flow fluid measurement, temperature sensors, radar-based tank gauging and magnetic level gauging. Emerson measurement products are also often used in custody transfer applications, such as the transfer of crude oil from the production field to a refinery, where precise metering of the amount of fluid transferred helps ensure accurate asset management. Complementary products include onshore and subsea multi-phase meters, wetgas meters, downhole gauges and corrosion/erosion measuring instruments.

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

These same technologies are also provided with wireless communication capability, allowing customers to monitor processes or equipment that were previously not measurable (remote, moving/rotating) or not economical to measure due to the cost and difficulty of running wires in industrial process plants.

Final Control

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
®
PlantWeb Digital Plant Architecture

PlantWeb digital plant architecture combines the technologies described above with the advantages of “intelligent” plant devices (valves and measurement instruments with advanced diagnostic capabilities), open communication standards (nonproprietary wired and wireless digital protocols allowing the plant devices and the plant control system to “talk” with one another) and integrated modular software. This not only allows customers to better control the process but also to collect and analyze valuable information about plant assets and processes, thereby giving them the ability to detect or predict changes in equipment and process performance and the associated impact on plant operations. PlantWeb architecture provides the insight to improve plant availability and safety, and also furnishes a platform to continually improve asset management and standards compliance, and to reduce start-up, operating and maintenance costs.

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

Distribution

The principal worldwide distribution channel for the Process Management segment is direct sales forces, although a network of independent sales representatives, and to a lesser extent, independent distributors purchasing these products for resale are also utilized. Approximately half of sales in the United States are made through a direct sales force with the remainder primarily through independent sales representatives. In Europe and Asia, sales are primarily made through a direct sales force with the remainder split evenly between independent sales representatives and distributors.

Brands

Service/trademarks and trade names within the Process Management segment include Emerson Process Management, AMS Suite, Baumann, Bettis, Bristol, CSI, Damcos, Daniel, DeltaV, EIM, El-O-Matic, Fisher, Go Switch, Guardian, Micro Motion, Net Safety, Ovation, PlantWeb, ROC, Rosemount, Roxar, Smart Process, SureService, Tescom, TopWorx and Valvetop.

INDUSTRIAL AUTOMATION

The Industrial Automation segment provides integrated manufacturing solutions to customers at the source of manufacturing their own products. Products include motors, drives, power generating alternators, power transmission solutions, fluid controls and materials joining equipment. Through these offerings, the Company brings technology and enhanced quality to the customer’s final product. In 2013, sales by geographic destination for this segment were the United States and Canada, 41 percent; Asia, 17 percent; Europe, 35 percent; Latin America, 3 percent; and Middle East/Africa, 4 percent.

Motors and Drives

Industrial Automation provides a broad line of drives and electronic motors that are used in a wide variety of manufacturing operations and products including production assembly lines, elevators, escalators, and are the prime movers in rotating equipment such as fans, pumps and compressors. Products in this category include alternating current (AC) and direct current (DC) variable speed electrical drives and motors, servo drives and motors, drive control systems, integral horsepower motors (1 HP and above), fractional horsepower motors (less than 1 HP), hermetic motors, and gear drives.

Power Generation

Power generation includes low, medium and high voltage alternators for use in diesel- and gas-powered generator sets, as well as high frequency alternators, AC motor/generator sets, traction generators, wind power generators, wind turbine pitch control systems and solar photovoltaic converters.

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

NETWORK POWER

The Network Power segment designs, manufactures, installs and maintains products providing “grid to chip” electric power conditioning, power reliability and environmental control for telecommunications networks, data centers and other critical applications, and also provides comprehensive data center infrastructure management solutions. Products in this segment include inbound power systems, uninterruptible power systems, precision cooling, integrated data center control devices, software, monitoring and 24-hour service, embedded power supplies and embedded computing systems. In 2013, sales by geographic destination for this segment were the United States and Canada, 39 percent; Asia, 35 percent; Europe, 17 percent; Latin America, 6 percent; and Middle East/Africa, 3 percent.

Inbound Power Systems

Inbound power technology provides reliable power systems which automatically transfer critical application loads from a utility to emergency backup generators in the event of a blackout or brownout. Products include automatic transfer switches, paralleling and synchronizing gear and related distribution equipment and control systems.

Uninterruptible Power Systems

Uninterruptible AC and DC power systems provide reliable, conditioned power to telecommunication networks, data centers and other critical equipment in the event of a blackout or line surges and spikes. Power Systems’ products range from stand-alone units to complete systems incorporating rectifiers, distribution units, surge protection, batteries and system supervision.

Precision Cooling

Precision cooling products provide temperature and humidity control for computers, telecommunications and other sensitive equipment.

Data Center Infrastructure Management

The Company provides comprehensive data center management solutions through server access technologies that enable access, monitoring and control of customers' information technology infrastructure, and provide linkage with data center operations.

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

Embedded Computing and Power

Embedded computing designs and develops embedded computer systems for original equipment manufacturers and systems integrators serving telecommunications, defense, aerospace, medical and industrial automation end markets. Products range from communication platforms, blades and modules to enabling software and professional services. Embedded power supplies are installed by original equipment manufacturers to convert or condition power for microprocessors and peripherals in a wide range of telecommunication, health care, computer and industrial applications using standard or custom AC/DC or DC/DC designs. They are also used in consumer products for chargers and power adaptors. The Company has entered into an agreement to sell a controlling interest in this business. See Notes 3 and 6 of Notes to Consolidated Financial Statements of the Company's 2013 Annual Report, which notes are hereby incorporated by reference.

Connectivity Solutions

Connectivity products serve the needs of the wireless communications, telephone and data network, CATV, defense, security systems and health care industries and other industrial customers with a broad range of radio frequency, microwave and fiber optic interconnect components and assemblies.

Distribution

Network Power segment sales are primarily through worldwide direct sales forces, particularly in Europe and Asia. The remainder of sales are handled by independent sales representatives, particularly in the United States, and independent distributors.

Brands

Service/trademarks and trade names within the Network Power segment include Emerson Network Power, Aperture, ASCO Power Technologies, Avocent, Chloride, Knürr, Liebert, Liebert Services, NetXtend, Netsure, Semflex, Stratos, Trompeter, Artesyn and Astec.

CLIMATE TECHNOLOGIES

The Climate Technologies segment provides products and services for all areas of the climate control industry, including residential heating and cooling, commercial air conditioning, commercial and industrial refrigeration, and marine controls. The Company's products and technology enable homeowners and businesses to better manage their heating, air conditioning and refrigeration systems for reliable operation, improved control and lower energy costs. This segment also provides services that digitally control and remotely monitor a variety of equipment in grocery stores and other food distribution outlets to enhance reliability, ensure freshness and maintain food safety. In 2013, sales by geographic destination for this segment were the United States and Canada, 55 percent; Asia, 23 percent; Europe, 12 percent; Latin America, 6 percent; and Middle East/Africa, 4 percent.

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

Commercial and Industrial Refrigeration

Our technology is incorporated into equipment that refrigerates food and beverages in supermarkets, convenience stores, food service operations, refrigerated trucks and refrigerated marine transport containers. Climate Technologies refrigeration products are also used in a wide variety of industrial applications, including medical applications, food processing and cold storage. Products include reciprocating, scroll and screw compressors; precision flow controls; system diagnostics and controls that provide precise temperature management; and environmental control systems.

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

Distribution

Climate Technologies segment sales, primarily to original equipment manufacturers and end users, are made predominately through worldwide direct sales forces. Remaining sales are primarily through independent distributor networks throughout the world.

Brands

Service/trademarks and trade names within the Climate Technologies segment include Emerson Climate Technologies, Clive Samuels & Associates, Computer Process Controls, Copeland, Design Services Network, Dixell, Emerson Climate Technologies Distribution Services, Emerson Climate Technologies Educational Services, Emerson Retail Services, Fusite, Therm-O-Disc, Vilter and White-Rodgers.

COMMERCIAL & RESIDENTIAL SOLUTIONS

Emerson’s Commercial & Residential Solutions segment includes a broad range of tools, storage products and appliance solutions. In 2013, sales by geographic destination for this segment were the United States and Canada, 83 percent; Asia, 4 percent; Europe, 8 percent; Latin America, 3 percent; and Middle East/Africa, 2 percent.

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

Storage Solutions

Emerson provides a wide variety of freestanding, fixed and mobile storage products for residential, commercial, health care and food service applications. Products for the home include wall-mounted and freestanding shelving systems, cabinet and closet organizers, home office storage, and drawer systems and containers, all available in wire, stainless steel and laminate. Commercial storage solutions help customers utilize space in the most efficient manner, including storage and display shelving, stock-picking and kitting carts, cabinets, totes, bins, workstations, and merchandising and inventory storage racks. Products provided to the health care industry assist in medical response and treatment, including emergency and operating room carts, medication carts, polymer and wire shelving systems, and sterile worktables. Food service equipment helps meet the storage needs of the food service and hospitality industries, such as restaurants and hotels. This equipment includes polymer and wire storage systems, busing carts, pan and tray racks, transport carts and workstations.

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

PATENTS, TRADEMARKS AND LICENSES

The Company maintains an intellectual property portfolio it has developed or acquired over a number of years, including patents, trademarks and licenses. The Company also continues to develop or acquire intellectual property on an ongoing basis. New patent applications are continuously filed to protect the Company’s ongoing research and development activities. The Company’s trademark registrations may be renewed and their duration is dependent on national laws and trademark use. While this proprietary intellectual property portfolio is important to the Company in the aggregate, management does not regard any of its segments as being dependent on any single patent, trademark registration or license.

BACKLOG

The Company’s estimated consolidated order backlog was $6,187 million and $6,254 million at September 30, 2013 and 2012, respectively. The vast majority of the consolidated backlog as of September 30, 2013 is expected to be shipped within one year. Estimated backlog by business segment at September 30, 2013 and 2012 follows (dollars in millions):

	2012	2013
Process Management	$3,716	3,719
Industrial Automation	536	523
Network Power	1,596	1,526
Climate Technologies	317	323
Commercial & Residential Solutions	89	96
Total Backlog	$6,254	6,187

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

RESEARCH AND DEVELOPMENT

Costs associated with Company-sponsored research and development activities were $576 million, $547 million and $555 million in 2013, 2012 and 2011, respectively.

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

EMPLOYEES

Emerson and its subsidiaries had an average of approximately 131,600 employees during 2013. Management believes that the Company's employee relations are favorable. Some of the Company's employees are represented under collective bargaining agreements. None of these agreements is considered significant. See Note 5 of Notes to Consolidated Financial Statements of the 2013 Annual Report, which note is hereby incorporated by reference, for further information.

DOMESTIC AND FOREIGN OPERATIONS

International sales were $14,669 million in 2013, $14,376 million in 2012 and $14,322 million in 2011, including U.S. exports of $1,604 million, $1,579 million and $1,520 million in 2013, 2012 and 2011, respectively. Although there are additional risks attendant to non-U.S. operations, such as currency fluctuations, restrictions on the movement of funds and possible nationalization of facilities, the Company's financial position has not been materially affected thereby to date. See Note 16 of Notes to Consolidated Financial Statements of the 2013 Annual Report, which note is hereby incorporated by reference, for further information with respect to non-U.S. operations.

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

ITEM 1A - RISK FACTORS

Investing in our securities involves risks. We may amend or supplement the risk factors described below from time to time by other reports we file with the SEC.

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

We Engage in Acquisitions, and May Encounter Difficulties in Integrating These Businesses and Therefore We May Not Realize the Anticipated Benefits of the Acquisitions

We are a company that, from time to time, seeks to grow through strategic acquisitions. In 2013 and in past years, we have made various acquisitions and entered into joint venture arrangements intended to complement or expand our business, and may continue to do so in the future (see Note 3 of Notes to Consolidated Financial Statements of the 2013 Annual Report, which note is hereby incorporated by reference). The success of these transactions will depend on our ability to integrate assets and personnel acquired in these transactions and to cooperate with our strategic partners. We may encounter difficulties in integrating acquisitions with our operations, and in managing strategic investments. Furthermore, we may not realize the degree, or timing, of benefits we anticipate when we first enter into a transaction. Any of the foregoing could adversely affect our business and results of operations.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

At September 30, 2013, Emerson had approximately 230 manufacturing locations worldwide, of which approximately 155 were located outside the United States, primarily in Europe and Asia, and to a lesser extent in Canada and Latin America. Manufacturing locations by business segment are: Process Management, 60; Industrial Automation, 70; Network Power, 45; Climate Technologies, 35; and Commercial & Residential Solutions, 20. The majority of the locations are owned, with the remainder occupied under lease. The Company considers its facilities suitable and adequate for the purposes for which they are used.

ITEM 3 - LEGAL PROCEEDINGS

Emerson and its subsidiaries are party to various legal proceedings, some of which claim substantial amounts of damages. It is not possible to predict the outcome of these matters, but historically the Company has been successful in both prosecuting and defending claims and lawsuits.

The Company believes a material adverse impact of any pending litigation is unlikely. Nevertheless, given the uncertainties of litigation, a remote possibility exists that litigation could have a material adverse impact on the Company.

The information regarding legal proceedings set forth in Note 12 of Notes to Consolidated Financial Statements of the 2013 Annual Report is hereby incorporated by reference.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information as of November 19, 2013 with respect to Emerson's executive officers. The Fiscal Year column indicates the first year the executive served as an officer of the Company. These officers have been elected or appointed to terms which expire February 4, 2014:

Name	Position	Age	Fiscal Year

D. N. Farr	Chairman of the Board and Chief Executive Officer*	58	1985

F. J. Dellaquila	Executive Vice President and Chief Financial Officer	56	1991

E. L. Monser	President and Chief Operating Officer	63	2002

C. A. Peters	Senior Executive Vice President	58	1990

R. J. Schlueter	Vice President, Controller and Chief Accounting Officer	59	1992

F. L. Steeves	Executive Vice President, Secretary and General Counsel	59	2007

*Also chairman of the Executive Committee of the Board of Directors.

There are no family relationships among any of the executive officers and directors.

David N. Farr has been Chief Executive Officer since October 2000, was appointed Chairman of the Board in September 2004, and also served as President from November 2005 to October 2010. Frank J. Dellaquila was appointed Executive Vice President in November 2012 and Senior Vice President and Chief Financial Officer in February 2010. Prior to his current position, Mr. Dellaquila was Senior Vice President - Finance and Controller from August 2009 to February 2010 and Senior Vice President - Acquisitions and Development from 2004 to 2009. Edward L. Monser was appointed President in October 2010 and has been Chief Operating Officer since November 2001. Charles A. Peters has been Senior Executive Vice President since October 2000. Richard J. Schlueter was appointed Controller in October 2011. He has been Vice President Accounting since 1999 and was also appointed Chief Accounting Officer in February 2003. Frank L. Steeves was appointed Executive Vice President in October 2011. He was appointed Senior Vice President, Secretary and General Counsel in March 2007, prior to which he was Vice Chairman of the Milwaukee-based law firm of von Briesen & Roper, S.C., which has provided legal services to the Company since 2001. Mr. Steeves joined von Briesen and Roper as a partner in 2001, and became Vice Chairman of that firm in 2004. Craig W. Ashmore, former Executive Vice President - Planning and Development, resigned from the Company effective November 11, 2013.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information regarding the market for the Company's common stock, quarterly market price ranges and dividend payments is set forth in Note 18 of Notes to Consolidated Financial Statements of the 2013 Annual Report, which note is hereby incorporated by reference. There were approximately 21,898 stockholders of record at September 30, 2013.

Period	Total Number of Shares Purchased (000s)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (000s)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (000s)
July 2013	1,540	$57.65	1,540	72,445
August 2013	3,910	$61.56	3,910	68,535
September 2013	4,602	$63.85	4,602	63,933
Total	10,052	$62.01	10,052	63,933

The Company’s Board of Directors authorized the repurchase of up to 80 million shares under a May 2008 program, and approved a new program on May 7, 2013 for the repurchase of up to 70 million additional shares. No shares remain available under the 2008 program.

ITEM 6 - SELECTED FINANCIAL DATA

Years ended September 30
(dollars in millions, except per share amounts)

	2009	2010	2011	2012 (a)	2013 (a)
Net sales	$20,102	21,039	24,222	24,412	24,669
Earnings from continuing operations – common stockholders	$1,715	1,978	2,454	1,968	2,004
Basic earnings per common share from continuing operations	$2.27	2.62	3.26	2.68	2.78
Diluted earnings per common share from continuing operations	$2.26	2.60	3.24	2.67	2.76
Cash dividends per common share	$1.32	1.34	1.38	1.60	1.64
Long-term debt	$3,998	4,586	4,324	3,787	4,055
Total assets	$19,763	22,843	23,861	23,818	24,711

(a) 2013 includes $566 million after-tax ($0.78 per share) goodwill impairment and income tax charges;
2012 includes a $528 million after-tax ($0.72 per share) goodwill impairment charge.

See Note 3 of Notes to Consolidated Financial Statements of the 2013 Annual Report, which note is hereby incorporated by reference, for information regarding the Company's acquisition and divestiture activities for the last three years. In 2010, the Company acquired Chloride Group PLC and Avocent Corporation. At acquisition, the combined annual sales for these businesses were approximately $960 million, and actual sales of $373 million were included in 2010 from their dates of acquisition. The divested U.S. Motors business with annual sales of approximately $820 million was classified as discontinued operations in 2009 and 2010.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information from the 2013 Annual Report set forth in Exhibit 13 hereto under “Results of Operations,” “Business Segments,” “Financial Position, Capital Resources and Liquidity,” “Critical Accounting Policies,” and "Safe Harbor Statement" is hereby incorporated by reference.

Fiscal 2014 Outlook

Global economic indicators remain mixed and uncertain, but momentum appears to be on a slightly favorable trend. Process Management orders are expected to remain solid through 2014. Improvement in Europe and Asia is expected to support modest near-term sales growth in Industrial Automation, while also supporting positive near-term order trends in the Network Power Systems business. For Climate Technologies, residential and refrigeration strength and an expected commercial end market recovery support a moderate growth outlook. Solid residential end market momentum supports an outlook for modest near-term growth in Commercial & Residential Solutions. Based on a forecast of global gross fixed investment growth of 2.5 to 4 percent, Emerson underlying sales are expected to grow 3 to 5 percent in 2014, excluding (4) percent from acquisitions and the previously announced divestiture of the embedded computing and power business. Reported sales are expected to change (1) to 1 percent. After managing costs aggressively through sluggish economic conditions the past two years, incremental growth investments will accelerate next year, resulting in only slight margin expansion. Earnings per share are expected to increase 4 to 7 percent excluding an approximate 30 percent impact from impairment and repatriation charges, or increase 33 to 38 percent on a reported basis.The embedded computing and power transaction impact to 2014 earnings per share is expected to be approximately neutral, as supplemental share repurchase offsets the earnings decline.

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

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information from the 2013 Annual Report set forth in Exhibit 13 hereto under "Financial Instruments" is hereby incorporated by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and accompanying notes of the Company and subsidiaries and the report thereon of KPMG LLP in the 2013 Annual Report, are hereby incorporated by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

Emerson maintains a system of disclosure controls and procedures which is designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including the Company’s certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of September 30, 2013 to provide reasonable assurance of achieving these objectives.

Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports. There was no change in the Company's internal control over financial reporting during the quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Management’s report on internal control over financial reporting, and the related report of the Company’s auditor, KPMG LLP, an independent registered public accounting firm, appearing in the 2013 Annual Report are hereby incorporated by reference.

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding nominees and directors appearing under "Nominees and Continuing Directors" in the Emerson Electric Co. Notice of Annual Meeting of Stockholders and Proxy Statement for the February 2014 annual stockholders' meeting (the "2014 Proxy Statement") is hereby incorporated by reference. Information regarding executive officers is set forth in Part I of this report. Information appearing under "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2014 Proxy Statement is hereby incorporated by reference. Information regarding the Audit Committee and Audit Committee Financial Expert appearing under "Board of Directors and Committees" in the 2014 Proxy Statement is hereby incorporated by reference.

Emerson has adopted a Code of Ethics that applies to the Company's chief executive officer, chief financial officer and chief accounting officer; has posted such Code of Ethics on its Internet website; and intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K by posting such information on its Internet website. Emerson has adopted Charters for its Audit Committee, Compensation Committee, and Corporate Governance and Nominating Committee and a Code of Business Ethics for directors, officers and employees, which are available on its Internet website and in print to any shareholder who requests them. Emerson has also adopted Corporate Governance Principles and Practices, which are available on its Internet website and in print to any shareholder who requests them. The Corporate Governance section of the Company's Internet website may be accessed as follows: www.Emerson.com, Investor Relations, Corporate Governance.

ITEM 11 - EXECUTIVE COMPENSATION

Information appearing under “Board of Directors and Committees—Compensation Committee,” “Board of Directors and Committees—Corporate Governance and Nominating Committee,” “Director Compensation,” “Executive Compensation” (including, but not limited to, the information set forth under “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Summary Compensation Table”) and “Compensation Committee Interlocks and Insider Participation” in the 2014 Proxy Statement is hereby incorporated by reference.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding beneficial ownership of shares by nominees and continuing directors, named executive officers, 5% beneficial owners, and by all directors and executive officers as a group appearing under "Stock Ownership of Directors, Executive Officers and 5% Beneficial Owners" in the 2014 Proxy Statement is hereby incorporated by reference.

The following table sets forth aggregate information regarding the Company’s equity compensation plans as of September 30, 2013:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	21,653,946	$47.03	24,431,516
Equity compensation plans not approved by security holders	—	—	—
Total	21,653,946	$47.03	24,431,516

(1)
Includes the Stock Option and Incentive Shares Plans previously approved by the Company's security holders. Included in column (a) are 5,118,500 shares reserved for performance shares awards (awarded in 2013), which will be distributed primarily in shares of common stock and partially in cash contingent upon the Company achieving the financial performance objectives through 2016 and continued service by the employee. Also included in column (a) are 4,837,739 shares reserved for performance shares awards (awarded primarily in 2010), 2,902,647 of which were issued primarily in shares of common stock and paid partially in cash in early fiscal 2014 as a result of achieving the financial objective at a 93 percent performance level by the end of fiscal 2013, and 1,935,092 shares which will be distributed in shares of common stock contingent upon one additional year of service by employees, and the remainder of which have been earned under prior performance shares programs but for which participants elected to defer payment. As provided by the Company’s Incentive Shares Plans, performance shares awards represent a commitment to issue such shares without cash payment by the employee, contingent upon achievement of the objective and continued service by the employee. The price in column (b) represents the weighted-average exercise price for outstanding options. Included in column (c) are 5,038,410 shares remaining available for award under the previously approved 2006 Incentive Shares Plan and 269,750 shares remaining available under the previously approved Restricted Stock Plan for Non-Management Directors.

Information regarding stock option plans and incentive shares plans set forth in Note 14 of Notes to Consolidated Financial Statements of the 2013 Annual Report is hereby incorporated by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information appearing under “Director Independence” in the 2014 Proxy Statement is hereby incorporated by reference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information appearing under "Fees Paid to KPMG LLP" in the 2014 Proxy Statement is hereby incorporated by reference.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A) Documents filed as a part of this report:

1.	The consolidated financial statements and accompanying notes of the Company and subsidiaries and the report thereon of KPMG LLP in the 2013 Annual Report.

2.
Financial Statement Schedules — All schedules are omitted because they are not required, not applicable or the required information is provided in the financial statements or notes thereto contained in the 2013 Annual Report.

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

3(b)	Bylaws of Emerson Electric Co., as amended through November 5, 2013, incorporated by reference to Emerson Electric Co. Form 8-K filed November 12, 2013, Exhibit 3.1.

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

10(n)*	Description of Non-Management Director Compensation, incorporated by reference to Emerson Electric Co. 2012 Form 10-K, File No. 1-278, Exhibit 10(n).

10(o)*	Description of Named Executive Officer Compensation, incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended December 31, 2004, Exhibit 10.1.

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

10(r)*
2011 Stock Option Plan, incorporated by reference to Emerson Electric Co. 2011 Proxy Statement dated December 10, 2010, File No. 1-278, Appendix B, 2011 Stock Option Plan as Amended and Restated Effective October 1, 2012, incorporated by reference to Emerson Electric Co. 2012 Form 10-K, File No. 1-278, Exhibit 10(r), Forms of Notice of Grant of Stock Options, Option Agreement and Incentive Stock Option Agreement under the 2011 Stock Option Plan, incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended March 31, 2012, File No. 1-278, Exhibit 10.1 and Forms of Notice of Grant of Stock Options, Option Agreement and Nonqualified Stock Option Agreement under the 2011 Stock Option Plan, incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended March 31, 2012, File No. 1-278, Exhibit 10.2.

10(s)*
Letter Agreement effective as of February 5, 2013 by and between Emerson Electric Co. and Walter J. Galvin, incorporated by reference to Emerson Electric Co. Form 8-K filed February 8, 2013, Exhibit 10.1.

10(t)*
Consulting Agreement made and entered into as of February 5, 2013 by and between Emerson Electric Co. and Walter J. Galvin, incorporated by reference to Emerson Electric Co. Form 8-K filed February 8, 2013, Exhibit 10.2.

12	Ratio of Earnings to Fixed Charges

13	Portions of Emerson Electric Co. Annual Report to Stockholders for the year ended September 30, 2013, incorporated by reference herein

21	Subsidiaries of Emerson Electric Co.

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney

31	Certifications pursuant to Exchange Act Rule 13a-14(a)

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350

101
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the years ended September 30, 2011, 2012 and 2013, (ii) Consolidated Statements of Comprehensive Income for the years ended September 30, 2011, 2012, and 2013 (iii) Consolidated Balance Sheets at September 30, 2012 and 2013, (iv) Consolidated Statements of Equity for the years ended September 30, 2011, 2012 and 2013, (v) Consolidated Statements of Cash Flows for the years ended September 30, 2011, 2012 and 2013, and (vi) Notes to Consolidated Financial Statements for the year ended September 30, 2013.

* Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERSON ELECTRIC CO.

By	/s/ F. J. Dellaquila

F. J. Dellaquila
Executive Vice President and
Chief Financial Officer
November 19, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on November 19, 2013, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ D. N. Farr	Chairman of the Board and Chief Executive Officer
D. N. Farr

/s/ F. J. Dellaquila	Executive Vice President and Chief Financial Officer
F. J. Dellaquila

/s/ R. J. Schlueter	Vice President, Controller and Chief Accounting Officer
R. J. Schlueter

*	Director
C. A. H. Boersig

*	Director
J. B. Bolten

*	Director
A. A. Busch III

*	Director
A. F. Golden

*	Director
H. Green

*	Director
W. R. Johnson

*	Director
M. S. Levatich

*	Director
C. A. Peters

*	Director
J. W. Prueher

*	Director
R. L. Stephenson

*	Director
J. S. Turley

* By	/s/	F. J. Dellaquila
F. J. Dellaquila
Attorney-in-Fact

INDEX TO EXHIBITS

Exhibits are listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K.

Exhibit No.	Exhibit

12	Ratio of Earnings to Fixed Charges

13	Portions of Emerson Electric Co. Annual Report to Stockholders for the year ended September 30, 2013, incorporated by reference herein

21	Subsidiaries of Emerson Electric Co.

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney

31	Certifications pursuant to Exchange Act Rule 13a – 14(a)

32	Certifications pursuant to Exchange Act Rule 13a – 14(b) and 18 U.S.C. Section 1350

101
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the years ended September 30, 2011, 2012 and 2013, (ii) Consolidated Statements of Comprehensive Income for the years ended September 30, 2011, 2012 and 2013, (iii) Consolidated Balance Sheets at September 30, 2012 and 2013, (iv) Consolidated Statements of Equity for the years ended September 30, 2011, 2012 and 2013, (v) Consolidated Statements of Cash Flows for the years ended September 30, 2011, 2012 and 2013, and (vi) Notes to Consolidated Financial Statements for the year ended September 30, 2013.

See Item 15(A) 3. for a list of exhibits incorporated by reference.