Form 10-Q
period 2013-12-31
EMERSON ELECTRIC CO
filed 2014-02-05
CIK 32604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

______________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common stock of $0.50 par value per share outstanding at January 31, 2014: 702,985,814 shares.

FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
THREE MONTHS ENDED DECEMBER 31, 2012 AND 2013
(Dollars in millions, except per share amounts; unaudited)

	Three Months Ended December 31,
	2012	2013
Net sales	$5,553	5,606

Costs and expenses:
Cost of sales	3,346	3,370
Selling, general and administrative expenses	1,394	1,444
Other deductions, net	86	95
Interest expense (net of interest income of $4 and $7, respectively)	54	54

Earnings before income taxes	673	643

Income taxes	207	166

Net earnings	466	477

Less: Noncontrolling interests in earnings of subsidiaries	12	15

Net earnings common stockholders	$454	462

Basic earnings per share common stockholders	$0.63	0.65

Diluted earnings per share common stockholders	$0.62	0.65

Cash dividends per common share	$0.41	0.43

See accompanying Notes to Consolidated Financial Statements.

FORM 10-Q

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED DECEMBER 31, 2012 AND 2013
(Dollars in millions; unaudited)

	Three Months Ended December 31,
	2012	2013
Net earnings	$466	477

Other comprehensive income, net of tax:
Foreign currency translation	79	15
Pension and postretirement	37	23
Cash flow hedges	(3)	3
Total other comprehensive income (loss)	113	41

Comprehensive income	579	518

Less: Noncontrolling interests in comprehensive income of subsidiaries	11	13
Comprehensive income common stockholders	$568	505

See accompanying Notes to Consolidated Financial Statements.

FORM 10-Q

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except shares and per share amounts; unaudited)

	Sept 30, 2013	Dec 31, 2013
ASSETS
Current assets
Cash and equivalents	$3,275	2,737
Receivables, less allowances of $103 and $101, respectively	4,808	4,429
Inventories	1,895	2,162
Other current assets	1,021	671
Total current assets	10,999	9,999

Property, plant and equipment, net	3,605	3,639
Other assets
Goodwill	7,509	7,871
Other intangible assets	1,672	1,839
Other	926	776
Total other assets	10,107	10,486
Total assets	$24,711	24,124

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current maturities of long-term debt	$1,587	1,958
Accounts payable	2,725	2,425
Accrued expenses	3,184	2,526
Income taxes	129	199
Total current liabilities	7,625	7,108

Long-term debt	4,055	3,834

Other liabilities	2,313	2,299

Equity
Common stock, $0.50 par value; authorized, 1,200,000,000 shares; issued, 953,354,012 shares; outstanding, 706,660,259 shares and 704,388,012 shares, respectively	477	477
Additional paid-in-capital	352	528
Retained earnings	18,930	19,088
Accumulated other comprehensive income (loss)	(189)	(146)
Cost of common stock in treasury, 246,693,753 shares and 248,966,000 shares, respectively	(8,985)	(9,206)
Common stockholders’ equity	10,585	10,741
Noncontrolling interests in subsidiaries	133	142
Total equity	10,718	10,883
Total liabilities and equity	$24,711	24,124

See accompanying Notes to Consolidated Financial Statements.

FORM 10-Q

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2012 AND 2013
(Dollars in millions; unaudited)

	Three Months Ended December 31,
	2012	2013
Operating activities
Net earnings	$466	477
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	206	209
Changes in operating working capital	(119)	(54)
Other, net	86	59
Net cash provided by operating activities	639	691

Investing activities
Capital expenditures	(200)	(236)
Purchases of businesses, net of cash and equivalents acquired	—	(576)
Divestitures of businesses	3	268
Other, net	(22)	(11)
Net cash used by investing activities	(219)	(555)

Financing activities
Net increase in short-term borrowings	424	387
Principal payments on long-term debt	(264)	(314)
Dividends paid	(297)	(304)
Purchases of common stock	(113)	(390)
Other, net	(8)	(54)
Net cash used by financing activities	(258)	(675)

Effect of exchange rate changes on cash and equivalents	(2)	1
Increase (decrease) in cash and equivalents	160	(538)
Beginning cash and equivalents	2,367	3,275
Ending cash and equivalents	$2,527	2,737

Changes in operating working capital
Receivables	$447	446
Inventories	(171)	(161)
Other current assets	(13)	25
Accounts payable	(256)	(151)
Accrued expenses	(235)	(298)
Income taxes	109	85
Total changes in operating working capital	$(119)	(54)

See accompanying Notes to Consolidated Financial Statements.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Notes to Consolidated Financial Statements

1.
In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary for a fair presentation of operating results for the interim periods presented. Adjustments consist of normal and recurring accruals. The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all disclosures required for annual financial statements presented in conformity with U.S. generally accepted accounting principles (GAAP). For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2013.

The Company’s interim statements of cash flows previously reported capital expenditures as equipment was received, rather than when paid. The first quarter of 2013 has been adjusted by $85 million to reflect capital expenditures when payment is made, which had the effect of increasing investing cash flow and operating cash flow compared with amounts previously reported, while the fourth quarter of 2013 will be decreased by similar amounts. This revision was not considered material to the previously issued financial statements. Total investing cash flow and operating cash flow previously reported for the full fiscal year 2013 are not affected.

Effective October 2013, the Company adopted updates to ASC 210, Balance Sheet, and to ASC 220, Comprehensive Income. ASC 210 requires entities to disclose both assets and liabilities related to derivatives subject to enforceable master netting arrangements, including collateral, and reconcile those amounts to the net amount presented in the balance sheet. ASC 220 requires entities to disclose reclassifications into earnings from accumulated other comprehensive income (AOCI) and other current period activity. There is no change to the items reported in AOCI or when those items should be reclassified into earnings. These updates did not materially impact the Company’s financial statements.

2.	Reconciliations of weighted average shares for basic and diluted earnings per common share follow (in millions). Earnings allocated to participating securities were inconsequential.

	Three Months Ended December 31,
	2012	2013
Basic shares outstanding	722.3	703.5
Dilutive shares	4.6	4.6
Diluted shares outstanding	726.9	708.1

3.	Other Financial Information (in millions):

	Sept 30, 2013	Dec 31, 2013
Inventories
Finished products	$678	806
Raw materials and work in process	1,217	1,356
Total	$1,895	2,162

Property, plant and equipment, net
Property, plant and equipment, at cost	$9,092	9,194
Less: Accumulated depreciation	5,487	5,555
Total	$3,605	3,639

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

	Sept 30, 2013	Dec 31, 2013
Goodwill by business segment
Process Management	$2,383	2,708
Industrial Automation	1,352	1,355
Network Power	2,832	2,866
Climate Technologies	503	503
Commercial & Residential Solutions	439	439
Total	$7,509	7,871

The change in goodwill since September 30, 2013 is primarily due to the Virgo and Enardo acquisitions (see Note 11).

	Sept 30, 2013	Dec 31, 2013
Accrued expenses include the following
Employee compensation	$650	538
Customer advanced payments	$402	437
Product warranty	$183	186

Other liabilities
Pension plans	$539	513
Deferred income taxes	823	922
Postretirement plans, excluding current portion	263	262
Other	688	602
Total	$2,313	2,299

4.	Following is a discussion regarding the Company’s use of financial instruments:
Hedging Activities – As of December 31, 2013, the notional amount of foreign currency hedge positions was approximately $1.6 billion while commodity hedge contracts totaled approximately 73 million pounds ($210 million) of copper and aluminum. All derivatives receiving deferral accounting are cash flow hedges. The majority of hedging gains and losses deferred as of December 31, 2013 are expected to be recognized over the next 12 months as the underlying forecasted transactions occur. Gains and losses on foreign currency derivatives reported in other deductions, net reflect hedges of balance sheet exposures that do not receive deferral accounting. The following gains and losses are included in earnings and other comprehensive income (OCI) for the three months ended December 31, 2013 and 2012 (in millions):

		Into Earnings 1st Quarter		Into OCI 1st Quarter
Gains (Losses)	Location	2012	2013	2012	2013
Commodity	Cost of sales	$(3)	(3)	(5)	2
Foreign currency	Sales, cost of sales	4	2	2	1
Foreign currency	Other deductions, net	9	(2)
Total		$10	(3)	(3)	3
Regardless of whether derivatives receive deferral accounting, the Company expects hedging gains or losses to be essentially offset by losses or gains on the related underlying exposures. The amounts ultimately recognized will differ from those presented above for open positions, which remain subject to ongoing market price fluctuations until settlement. Derivatives receiving deferral accounting are highly effective and no amounts were excluded from the assessment of hedge effectiveness. Hedge ineffectiveness was immaterial for the three months ended December 31, 2013 and 2012.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Fair Value Measurements – Valuations for all derivatives and the Company's long-term debt fall within Level 2 of the GAAP valuation hierarchy. At December 31, 2013, the fair values of commodity contracts and foreign currency contracts were reported in other current assets and accrued expenses, respectively. There was no collateral posted with counterparties as of December 31, 2013. The maximum collateral that could have been required was $5 million. As of December 31, 2013, the fair value of long-term debt was $4,456 million which exceeded the carrying value by $370 million. Valuations of derivative contract positions are summarized below (in millions):

	September 30, 2013		December 31, 2013
	Assets	Liabilities	Assets	Liabilities
Foreign Currency	$18	17	18	15
Commodity	$2	8	4	5

5.	The change in equity for the first three months of 2014 is shown below (in millions):

	Common Stockholders' Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance at September 30, 2013	$10,585	133	10,718
Net earnings	462	15	477
Other comprehensive income (loss)	43	(2)	41
Cash dividends	(304)	(4)	(308)
Net (purchases) issuances of common stock	(45)	—	(45)
Balance at December 31, 2013	$10,741	142	10,883

6.	Activity in accumulated other comprehensive income for the three months ended December 31, 2012 and December 31, 2013 is shown below (in millions):

	Dec 31, 2012	Dec 31, 2013
Foreign currency translation
Beginning balance	$466	504
Other comprehensive income	80	17
Ending balance	546	521

Pension and postretirement
Beginning balance	(1,213)	(692)
Amortization of deferred actuarial losses into earnings
net of tax: 2012, $(21); 2013, $(13)	37	23
Ending balance	(1,176)	(669)

Cash flow hedges
Beginning balance	16	(1)
Deferred gains (losses) arising during the period,
net of tax: 2012, $1; 2013, $(1)	(2)	2
Reclassification of realized (gain) loss to sales and cost of sales,
net of tax: 2012, $0; 2013, $0	(1)	1
Ending balance	13	2

Accumulated other comprehensive income (loss)	(617)	(146)

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

7.     Total periodic pension and postretirement expense is summarized below (in millions):

	Three Months Ended December 31,
	2012	2013
Service cost	$26	24
Interest cost	56	62
Expected return on plan assets	(83)	(86)
Net amortization	58	36
Total	$57	36

Lower expense primarily reflects the impact of the higher interest rate environment and favorable investment performance the last two years.

8.	Other deductions, net are summarized below (in millions):

	Three Months Ended December 31,
	2012	2013
Amortization of intangibles	$59	57
Rationalization of operations	16	13
Other	11	25
Total	$86	95

Other reflects a China research incentive credit of $13 million in the prior year and other immaterial items.

9.     Rationalization of operations expense reflects costs associated with the Company’s efforts to continually improve operational efficiency and deploy assets globally in order to remain competitive on a worldwide basis. Details of the change in the liability for rationalization during the three months ended December 31, 2013 follow (in millions):

	Sept 30, 2013	Expense	Paid/Utilized	Dec 31, 2013
Severance and benefits	$27	7	11	23
Lease and other contract terminations	3	—	—	3
Vacant facility and other shutdown costs	1	2	2	1
Start-up and moving costs	1	4	4	1
Total	$32	13	17	28

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Rationalization of operations expense by segment is provided below (in millions):

	Three Months Ended December 31,
	2012	2013
Process Management	$3	3
Industrial Automation	5	2
Network Power	4	4
Climate Technologies	1	3
Commercial & Residential Solutions	3	1
Total	$16	13

The Company expects to incur full year 2014 rationalization expense of approximately $80 million to $90 million. This includes the $13 million incurred to date, as well as costs to complete actions initiated before the end of the first quarter and actions anticipated to be approved and initiated during the remainder of the year. First quarter costs largely relate to shifting resources to higher growth regions and to directly serve local markets.

10.	Summarized information about the Company's results of operations by business segment follows (in millions):

	Three Months Ended December 31,
	Sales		Earnings
	2012	2013	2012	2013
Process Management	$1,896	2,041	333	373
Industrial Automation	1,137	1,149	164	162
Network Power	1,459	1,303	105	83
Climate Technologies	752	786	101	107
Commercial & Residential Solutions	453	466	97	100
	5,697	5,745	800	825
Differences in accounting methods			50	57
Corporate and other			(123)	(185)
Eliminations/Interest	(144)	(139)	(54)	(54)
Total	$5,553	5,606	673	643

Industrial Automation intersegment sales for the first quarters ended December 31, 2013 and 2012 were $116 million and $121 million, respectively. The increase in corporate and other primarily reflects inventory costs of $21 million (purchase accounting) and a $30 million pretax ($5 million after-tax) charitable contribution of an equity investment, accelerating funding of all fiscal year 2014 contributions into the first quarter.

11.
On November 22, 2013, the Company completed the divestiture of a 51 percent controlling interest in the embedded computing and power business and received proceeds of $268 million, net of working capital adjustment. The Company retained an interest with a fair value of approximately $60 million, determined using a Level 3 option pricing model. There was no pretax gain or loss from the divestiture in the quarter; a tax benefit of $12 million was recognized. First quarter consolidated operating results include sales of $146 million for this business through the transaction date. Assets and liabilities held-for-sale at the closing date were as follows: other current assets, $367 million (accounts receivable, inventories, other); other assets, $212 million (property, plant and equipment, goodwill, other noncurrent assets); and accrued expenses, $251 million (accounts payable and other liabilities). Prior to the divestiture, cash of $376 million ($308 million, after tax provided in fiscal 2013) was repatriated from this business. In fiscal year 2013, the Company initiated the repurchase of $600 million of Emerson common stock in anticipation of proceeds from the sale and repatriation of cash from this business. The repurchase was completed in the first quarter of 2014.

In first quarter of 2014, the Company acquired two businesses in the Process Management segment's final control business, Virgo Valves and Controls, LTD, a manufacturer of ball valves and automation systems, and Enardo LLC, a manufacturer of tank and terminal safety equipment. Total cash paid for both businesses was

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

$506 million, net of cash acquired, and the Company assumed $76 million of debt. Combined annualized sales for Virgo and Enardo were over $300 million. Goodwill of $316 million (nondeductible for tax purposes) and identifiable intangible assets of $188 million, primarily customer relationships and patents and technology with a weighted-average life of approximately 12 years, were initially recognized from these transactions. In addition, the Company also acquired two other smaller businesses in the first quarter of 2014 for approximately $70 million, net of cash acquired. Valuations of acquired assets and liabilities are in process and will be completed during 2014.

In January 2014 (second quarter of fiscal 2014), the Company acquired the remaining 44.5 percent noncontrolling interest in EGS Electrical Group LLC for $574 million. The transaction does not affect consolidated results of operations other than eliminating the noncontrolling interest's share of future earnings and distributions from this business. Sales for this electrical distribution business were more than $500 million in 2013. This business has been renamed Appleton Group and will continue to be reported in the Industrial Automation segment. Full ownership provides growth opportunities in the oil, gas and chemical end markets by leveraging the Company's Process Management and international distribution channels.

12.
On October 22, 2012, Invensys Systems, Inc. filed a suit for patent infringement against the Company and its wholly-owned indirect subsidiary, Micro Motion, Inc., in the Eastern District of Texas captioned Invensys Systems, Inc. v. Emerson Electric Co. and Micro Motion, Inc., USA. The complaint alleges infringement on Invensys patents by Micro Motion's Coriolis flowmeter "Enhanced Core Processors." The Invensys suit seeks unspecified damages for past infringement and an injunction preventing the Company and Micro Motion from engaging in future infringement. It is too early in the litigation to assess any potential financial impact. The Company and Micro Motion believe that the Invensys claims are without merit and that they have strong defenses to the claims, and intend to aggressively defend the suit.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Items 2 and 3.

Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
First quarter sales were $5.6 billion, up 1 percent, as the divestiture of the controlling interest in the embedded computing and power business, net of acquisitions, negatively impacted comparisons 2 percentage points. Underlying sales growth exceeded 3 percent as macroeconomic conditions improved slightly. The business climate remains uncertain, particularly in the U.S. and Europe. Asia and Middle East/Africa reported strong sales growth. Net earnings common stockholders were $462 million, up 2 percent. Diluted earnings per share were $0.65, up 5 percent.

RESULTS OF OPERATIONS

Following is an analysis of the Company’s operating results for the first quarter ended December 31, 2013, compared with the first quarter ended December 31, 2012.

Three Months Ended December 31	2012	2013	Change
(dollars in millions, except per share amounts)

Net sales	5,553	5,606	1%
Gross profit	2,207	2,236	1%
Percent of sales	39.7%	39.9%
SG&A	1,394	1,444
Percent of sales	25.1%	25.8%
Other deductions, net	86	95
Interest expense, net	54	54
Earnings before income taxes	673	643	(4)%
Percent of sales	12.1%	11.5%
Net earnings common stockholders	454	462	2%
Percent of sales	8.2%	8.2%

Diluted EPS – Net earnings	0.62	0.65	5%

Net sales for the first quarter of 2014 were $5,606 million, an increase of $53 million or 1 percent, compared with $5,553 million in 2013. Underlying sales increased 3 percent ($177 million) from volume and exclude the 3 percent($173 million) negative impact from a divestiture and a 1 percent ($60 million) benefit from acquisitions. Foreign currency translation had a negligible unfavorable impact ($11 million). Sales increased 3 percent in the U.S. and 4 percent internationally. Underlying sales increases of 10 percent in Asia and 9 percent in Middle East/Africa more than offset a 1 percent decrease in Latin America and 5 percent decrease in Canada. Sales were flat in Europe. Sales increased in all segments except Network Power, led by Process Management which increased $145 million, or 8 percent, aided by acquisitions. Sales for Network Power decreased $156 million, or 11 percent, due to the divestiture of the embedded computing and power business.

Cost of sales in 2014 were $3,370 million, an increase of $24 million versus $3,346 million in 2013. Gross profit margin of 39.9 percent in 2014 versus 39.7 percent in 2013 increased primarily due to materials cost containment, lower pension expense, and the impact of the embedded computing and power business. Inventory costs of $21 million (purchase accounting), higher warranty and unfavorable mix partially offset these favorable items.

Selling, general and administrative (SG&A) expenses of $1,444 million increased $50 million compared with prior year. SG&A as a percent of sales was 25.8 percent in 2014, a 0.7 percentage point increase versus 2013. The higher SG&A expense and increase in SG&A as a percent of sales primarily reflects costs associated with the increased volume, a comparative effect of $22 million for an accelerated charitable contribution, and the impact of embedded computing and power.

Other deductions, net were $95 million in 2014, an increase of $9 million. See Notes 8 and 9 for further details.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Pretax earnings of $643 million decreased $30 million, or 4 percent. Process Management earnings increased $40 million, Network Power decreased $22 million, and corporate and other included unfavorable costs of $43 million. See Note 10.
Income taxes were $166 million for 2014 and $207 million for 2013, resulting in effective tax rates of 26 percent and 31 percent, respectively. The current quarter effective tax rate benefited approximately 5 percentage points from certain items, including 2 percentage points each from the divestitures of embedded computing and power and an equity investment. The effective tax rate for full year 2014 is estimated at approximately 31 percent.
Net earnings common stockholders in 2014 were $462 million, up 2 percent, and net earnings per share were $0.65, up 5 percent, compared to prior year, reflecting operating results and purchases of common stock for treasury.
BUSINESS SEGMENTS
Following is an analysis of operating results for the Company’s business segments for the first quarter ended December 31, 2013, compared with the first quarter ended December 31, 2012. The Company defines segment earnings as earnings before interest and taxes.

Process Management

Three Months Ended December 31	2012	2013	Change
(dollars in millions)

Sales	$1,896	2,041	8%
Earnings	$333	373	12%
Margin	17.6%	18.3%

Process Management sales were $2.0 billion in the first quarter, an increase of $145 million or 8 percent, on continued demand in global oil and gas and chemical end markets, and aided by the Virgo and Enardo acquisitions. The systems and solutions business had strong growth, while the final control and measurement devices businesses were up modestly. Underlying sales grew 5 percent on volume growth, acquisitions had a 3 percent ($60 million) favorable impact and foreign currency translation was negligible (unfavorable $10 million). Sales increased 6 percent in the U.S., 3 percent in Europe, and 14 percent in Asia on robust China growth across the segment. Middle East/Africa increased 4 percent, while sales decreased 10 percent in Latin America and 6 percent in Canada. Earnings increased $40 million on higher volume and acquisitions. The 70 basis point margin improvement reflects leverage, materials cost containment and an $11 million favorable impact from foreign currency transactions.
Industrial Automation

Three Months Ended December 31	2012	2013	Change
(dollars in millions)

Sales	$1,137	1,149	1%
Earnings	$164	162	(1)%
Margin	14.4%	14.1%

Industrial Automation sales were $1.1 billion in the first quarter, an increase of $12 million or 1 percent. Underlying sales were flat, reflecting 1 percent volume growth offset by 1 percent lower selling prices. Favorable foreign currency translation added 1 percent ($8 million). Mixed results across the businesses reflected an emerging recovery in global industrial goods markets. Sales growth was driven by the electrical distribution, materials joining, fluid automation and industrial motors businesses. Power generating alternators was flat, while weak demand in the power transmission and hermetic motors businesses partially offset the increase. Underlying sales were flat in the United States, decreased 5 percent in Europe and increased 9 percent in Asia. Sales were up 3 percent in Latin America, 18 percent in Middle East/Africa and 1 percent in Canada. Earnings decreased $2 million and margin declined 30 basis points reflecting unfavorable mix and higher warranty costs, largely offset by savings from cost reduction actions. Materials cost containment offset lower pricing.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Network Power

Three Months Ended December 31	2012	2013	Change
(dollars in millions)

Sales	$1,459	1,303	(11)%
Earnings	$105	83	(21)%
Margin	7.2%	6.4%

Network Power sales were $1.3 billion in the first quarter, a decrease of $156 million or 11 percent. Underlying sales grew 2 percent as higher volume of 3 percent was partially offset by 1 percent lower price. Underlying sales exclude a negative 12 percent ($173 million) impact from the divestiture of embedded computing and power and unfavorable foreign currency translation of 1 percent ($9 million). The underlying sales increase was driven by strong growth in the telecommunications-related power business. Demand was mixed for data center technologies as modest growth in the uninterruptible power supplies and inbound power businesses was partially offset by decreases in the thermal management and infrastructure management businesses. Underlying sales increased 2 percent in both the United States and Asia, 1 percent in Europe, 8 percent in the Latin America and 27 percent in Middle East/Africa, partially offset by a 13 percent decrease in Canada. Earnings decreased $22 million, or 21 percent. Lower embedded computing and power earnings of $6 million and a $13 million research credit in the prior year comprised 18 percentage points of the decrease. Materials cost containment was offset by lower pricing. Cost containment actions were more than offset by other costs and unfavorable mix.

Climate Technologies

Three Months Ended December 31	2012	2013	Change
(dollars in millions)

Sales	$752	786	5%
Earnings	$101	107	6%
Margin	13.4%	13.6%

Climate Technologies sales were $786 million in the first quarter, an increase of $34 million or 5 percent, on strength in all businesses. The compressors business had moderate growth overall, driven by strong demand in the global refrigeration and solutions businesses, supported by stable conditions in global air conditioning. In air conditioning, strength in China was offset by declines in other Asia and North America. Growth was strong in the temperature control and sensors businesses. Underlying sales also increased 5 percent on higher volume; currency had no effect. Sales decreased 1 percent in the United States, and were up 5 percent in Europe and 13 percent in Asia. Sales increased 9 percent in Latin America and 6 percent in Middle East/Africa, while sales declined 10 percent in Canada. Earnings increased $6 million and margin increased 20 basis points on volume, resulting leverage, and materials cost containment, partially offset by higher warranty.

Commercial & Residential Solutions

Three Months Ended December 31	2012	2013	Change
(dollars in millions)

Sales	$453	466	3%
Earnings	$97	100	2%
Margin	21.5%	21.4%

Commercial & Residential Solutions sales were $466 million in the first quarter, an increase of $13 million or 3 percent. Underlying sales were also up 3 percent on higher volume. The sales increase was led by strong growth in the food waste disposers, residential storage and professional tools businesses. Sales decreased for wet/dry vacuums and commercial storage. Underlying sales increased 2 percent in the U.S. and 6 percent internationally. Earnings increased $3 million while margin contracted 10 basis points reflecting higher volume and savings from cost reduction actions, partially offset by slightly higher materials costs and unfavorable pricing.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

FINANCIAL CONDITION

Key elements of the Company's financial condition for the three months ended December 31, 2013 as compared to the year ended September 30, 2013.

	Sept 30, 2013		Dec 31, 2013
Working capital (in millions)	$3,374		2,891
Current ratio	1.4		1.4
Total debt-to-total capital	34.8%		35.0%
Net debt-to-net capital	18.3%		22.1%
Interest coverage ratio	14.6	X	11.6X
The Company's interest coverage ratio (earnings before income taxes plus interest expense, divided by interest expense) of 11.6X for the first three months of 2014 compares to 12.6X in the first quarter of 2013. The decrease primarily reflects lower pretax earnings.
Cash provided by operating activities of $691 million increased $52 million, or 8 percent, compared with $639 million in the prior year period, primarily due to a smaller increase in working capital. Operating cash flow funded capital expenditures of $236 million and dividends of $304 million. Purchases of common stock totaling $390 million were supported by proceeds of $268 million from the divestiture of embedded computing and power. Principal payments on long-term debt were $314 million. An increase in short-term borrowings supported acquisitions of $576 million. For the first three months of 2014, free cash flow of $455 million (operating cash flow of $691 million less capital expenditures of $236 million) was up $16 million compared to free cash flow of $439 million (operating cash flow of $639 million less capital expenditures of $200 million) in 2013. Total cash and equivalents decreased $538 million and total debt increased $150 million.
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

FISCAL 2014 OUTLOOK
Global economic indicators reflect a slowly improving but uncertain macroeconomic outlook. For Process Management, energy markets continue to support elevated investment levels and project activity, particularly in North America. Slightly improving yet choppy order trends are expected for Industrial Automation as global industrial goods markets slowly recover. Market conditions for Network Power are expected to remain favorable in the near term, supported by Asia and recovery in Europe. Continued growth in global markets, led by strength in Asia and Europe, support a moderate outlook for Climate Technologies. U.S. residential momentum continues to support favorable market conditions for Commercial & Residential Solutions. The Company's underlying sales are expected to grow 3 to 5 percent in 2014, excluding (4) percent from completed acquisitions and the divestiture of the embedded computing and power business. Reported sales are expected to change (1) to 1 percent. Margin is expected to improve approximately half a percent, as benefits from portfolio changes and volume leverage are partially offset by accelerated strategic investment. Earnings per share are expected to increase 4 to 7 percent excluding an approximate 30 percent impact from impairment and repatriation charges, or increase 33 to 38 percent on a reported basis.

Statements in this report that are not strictly historical may be "forward-looking" statements, which involve risks and uncertainties, and Emerson undertakes no obligation to update any such statements to reflect later developments. These risks and uncertainties include economic and currency conditions, market demand, pricing, protection of intellectual property, and competitive and technological factors, among others which are set forth in the “Risk Factors” of Part I, Item 1, and the "Safe Harbor Statement" of Exhibit 13, to the Company's Annual Report on Form 10-K for the year ended September 30, 2013, which are hereby incorporated by reference.

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

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities (shares in 000s).

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2013	2,943	$64.34	2,943	60,989
November 2013	691	$65.99	691	60,298
December 2013	925	$68.66	925	59,374
Total	4,559	$65.47	4,559	59,374

The Company’s Board of Directors authorized the purchase of up to 70 million shares of common stock under a May 2013 program.

Item 6. Exhibits

(a) Exhibits (Listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

3.1	Bylaws of Emerson Electric Co., as amended through November 5, 2013, incorporated by reference to the Company's Form 8-K filed on November 12, 2013, Exhibit 3.1.

10.1	Letter Agreement entered into as of November 11, 2013 between the Company and Craig W. Ashmore.

12	Ratio of Earnings to Fixed Charges.

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

101
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the three months ended December 31, 2012 and 2013, (ii) Consolidated Statements of Comprehensive Income for the three months ended December 31, 2012 and 2013, (iii) Consolidated Balance Sheets at September 30, 2013 and December 31, 2013, (iv) Consolidated Statements of Cash Flows for the three months ended December 31, 2012 and 2013, and (v) Notes to Consolidated Financial Statements for the three months ended December 30, 2013.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMERSON ELECTRIC CO.

By	/s/ Frank J. Dellaquila
Frank J. Dellaquila
Executive Vice President and Chief Financial Officer
(on behalf of the registrant and as Chief Financial Officer)
February 5, 2014

INDEX TO EXHIBITS

Exhibit No.	Exhibit

10.1	Letter Agreement entered into as of November 11, 2013 between the Company and Craig W. Ashmore.

12	Ratio of Earnings to Fixed Charges.

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

101
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the three months ended December 31, 2012 and 2013, (ii) Consolidated Statements of Comprehensive Income for the three months ended December 31, 2012 and 2013, (iii) Consolidated Balance Sheets at September 30, 2013 and December 31, 2013, (iv) Consolidated Statements of Cash Flows for the three months ended December 31, 2012 and 2013, and (v) Notes to Consolidated Financial Statements for the three months ended December 31, 2013.