Form 10-Q
period 2014-03-31
EMERSON ELECTRIC CO
filed 2014-05-07
CIK 32604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

______________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common stock of $0.50 par value per share outstanding at April 30, 2014: 701,744,082 shares.

FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
THREE AND SIX MONTHS ENDED MARCH 31, 2013 AND 2014
(Dollars in millions, except per share amounts; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2014	2013	2014
Net sales	$5,960	5,812	11,513	11,418

Costs and expenses:
Cost of sales	3,587	3,417	6,933	6,787
Selling, general and administrative expenses	1,426	1,394	2,820	2,838
Other deductions, net	59	137	145	232
Interest expense (net of interest income of $3, $4, $7 and $11 respectively)	57	47	111	101

Earnings before income taxes	831	817	1,504	1,460

Income taxes	253	263	460	429

Net earnings	578	554	1,044	1,031

Less: Noncontrolling interests in earnings of subsidiaries	17	7	29	22

Net earnings common stockholders	$561	547	1,015	1,009

Basic earnings per share common stockholders	$0.77	0.78	1.40	1.43

Diluted earnings per share common stockholders	$0.77	0.77	1.39	1.42

Cash dividends per common share	$0.41	0.43	0.82	0.86

See accompanying Notes to Consolidated Financial Statements.

FORM 10-Q

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE AND SIX MONTHS ENDED MARCH 31, 2013 AND 2014
(Dollars in millions; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2014	2013	2014
Net earnings	$578	554	1,044	1,031

Other comprehensive income, net of tax:
Foreign currency translation	(131)	(4)	(52)	11
Pension and postretirement	37	24	74	47
Cash flow hedges	(2)	(10)	(5)	(7)
Total other comprehensive income (loss)	(96)	10	17	51

Comprehensive income	482	564	1,061	1,082

Less: Noncontrolling interests in comprehensive income of subsidiaries	12	7	23	20
Comprehensive income common stockholders	$470	557	1,038	1,062

See accompanying Notes to Consolidated Financial Statements.

FORM 10-Q

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except shares and per share amounts; unaudited)

	Sept 30, 2013	Mar 31, 2014
ASSETS
Current assets
Cash and equivalents	$3,275	2,724
Receivables, less allowances of $103 and $107, respectively	4,808	4,563
Inventories	1,895	2,233
Other current assets	1,021	683
Total current assets	10,999	10,203

Property, plant and equipment, net	3,605	3,692
Other assets
Goodwill	7,509	7,875
Other intangible assets	1,672	1,810
Other	926	766
Total other assets	10,107	10,451
Total assets	$24,711	24,346

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current maturities of long-term debt	$1,587	2,661
Accounts payable	2,725	2,522
Accrued expenses	3,184	2,583
Income taxes	129	66
Total current liabilities	7,625	7,832

Long-term debt	4,055	3,836

Other liabilities	2,313	2,153

Equity
Common stock, $0.50 par value; authorized, 1,200,000,000 shares; issued, 953,354,012 shares; outstanding, 706,660,259 shares and 701,571,074 shares, respectively	477	477
Additional paid-in-capital	352	200
Retained earnings	18,930	19,333
Accumulated other comprehensive income (loss)	(189)	(128)
Cost of common stock in treasury, 246,693,753 shares and 251,782,938 shares, respectively	(8,985)	(9,405)
Common stockholders’ equity	10,585	10,477
Noncontrolling interests in subsidiaries	133	48
Total equity	10,718	10,525
Total liabilities and equity	$24,711	24,346

See accompanying Notes to Consolidated Financial Statements.

FORM 10-Q

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2013 AND 2014
(Dollars in millions; unaudited)

	Six Months Ended March 31,
	2013	2014
Operating activities
Net earnings	$1,044	1,031
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	411	419
Changes in operating working capital	(337)	(273)
Other, net	95	89
Net cash provided by operating activities	1,213	1,266

Investing activities
Capital expenditures	(297)	(397)
Purchases of businesses, net of cash and equivalents acquired	—	(576)
Divestiture of business	3	268
Other, net	(48)	(55)
Net cash used by investing activities	(342)	(760)

Financing activities
Net increase in short-term borrowings	21	1,090
Proceeds from long-term debt	499	1
Principal payments on long-term debt	(270)	(322)
Dividends paid	(593)	(606)
Purchases of common stock	(271)	(596)
Purchase of noncontrolling interest	—	(574)
Other, net	14	(37)
Net cash used by financing activities	(600)	(1,044)

Effect of exchange rate changes on cash and equivalents	(23)	(13)
Increase (decrease) in cash and equivalents	248	(551)
Beginning cash and equivalents	2,367	3,275
Ending cash and equivalents	$2,615	2,724

Changes in operating working capital
Receivables	$418	298
Inventories	(202)	(235)
Other current assets	(9)	12
Accounts payable	(239)	(75)
Accrued expenses	(238)	(227)
Income taxes	(67)	(46)
Total changes in operating working capital	$(337)	(273)

See accompanying Notes to Consolidated Financial Statements.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

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

The Company’s interim statements of cash flows in previous years reported capital expenditures as equipment was received, rather than when paid. The statement of cash flows for the six months ended March 31, 2013 was adjusted by $62 million to reflect capital expenditures when payment is made, which had the effect of increasing investing cash flow and operating cash flow compared with amounts previously reported, while the fourth quarter of 2013 has been decreased by similar amounts. This revision was not considered material to the previously issued financial statements. Total investing cash flow and operating cash flow previously reported for the full fiscal year 2013 are not affected.

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

2.	Reconciliations of weighted average shares for basic and diluted earnings per common share follow (in millions). Earnings allocated to participating securities were inconsequential.

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2014	2013	2014
Basic shares outstanding	720.5	701.7	721.4	702.6
Dilutive shares	4.8	3.5	4.7	4.1
Diluted shares outstanding	725.3	705.2	726.1	706.7

3.	Other Financial Information (in millions):

	Sept 30, 2013	Mar 31, 2014
Inventories
Finished products	$678	811
Raw materials and work in process	1,217	1,422
Total	$1,895	2,233

Property, plant and equipment, net
Property, plant and equipment, at cost	$9,092	9,304
Less: Accumulated depreciation	5,487	5,612
Total	$3,605	3,692

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

	Sept 30, 2013	Mar 31, 2014
Goodwill by business segment
Process Management	$2,383	2,705
Industrial Automation	1,352	1,363
Network Power	2,832	2,865
Climate Technologies	503	505
Commercial & Residential Solutions	439	437
Total	$7,509	7,875

The change in goodwill since September 30, 2013 is primarily due to the Virgo and Enardo acquisitions (see Note 11) and foreign currency translation.

	Sept 30, 2013	Mar 31, 2014
Accrued expenses include the following
Employee compensation	$650	575
Customer advanced payments	$402	448
Product warranty	$183	190

Other liabilities
Pension plans	$539	517
Deferred income taxes	823	774
Postretirement plans, excluding current portion	263	261
Other	688	601
Total	$2,313	2,153

4.	Following is a discussion regarding the Company’s use of financial instruments:
Hedging Activities – As of March 31, 2014, the notional amount of foreign currency hedge positions was approximately $1.6 billion, while commodity hedge contracts totaled $234 million representing 82 million pounds of copper and aluminum. All derivatives receiving deferral accounting are cash flow hedges. The majority of hedging gains and losses deferred as of March 31, 2014 are expected to be recognized over the next 12 months as the underlying forecasted transactions occur. Gains and losses on foreign currency derivatives reported in other deductions, net reflect hedges of balance sheet exposures that do not receive deferral accounting. The following gains and losses are included in earnings and other comprehensive income (OCI) for the three and six months ended March 31, 2013 and 2014 (in millions):

		Into Earnings				Into OCI
		2nd Quarter		Six Months		2nd Quarter		Six Months
Gains (Losses)	Location	2013	2014	2013	2014	2013	2014	2013	2014
Commodity	Cost of sales	$(1)	(2)	(4)	(5)	(11)	(18)	(16)	(16)
Foreign currency	Sales, cost of sales	7	1	11	3	13	1	15	2
Foreign currency	Other deductions, net	(9)	(7)	—	(10)
Total		$(3)	(8)	7	(12)	2	(17)	(1)	(14)
Regardless of whether derivatives receive deferral accounting, the Company expects hedging gains or losses to be essentially offset by losses or gains on the related underlying exposures. The amounts ultimately recognized will differ from those presented above for open positions, which remain subject to ongoing market price fluctuations until settlement. Derivatives receiving deferral accounting are highly effective and no amounts were excluded from the assessment of hedge effectiveness. Hedge ineffectiveness was immaterial for the three and six months ended March 31, 2014 and 2013.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Fair Value Measurements – Valuations for all derivatives and the Company's long-term debt fall within Level 2 of the GAAP valuation hierarchy. At March 31, 2014, the fair values of commodity contracts and foreign currency contracts were reported in other current assets and accrued expenses. There was no collateral posted with counterparties as of March 31, 2014. The maximum collateral that could have been required was $20 million. As of March 31, 2014, the fair value of long-term debt was $4,498 million which exceeded the carrying value by $411 million. Valuations of derivative contract positions are summarized below (in millions):

	September 30, 2013		March 31, 2014
	Assets	Liabilities	Assets	Liabilities
Foreign Currency	$18	17	15	14
Commodity	$2	8	—	17

5.	The change in equity for the first six months of 2014 is shown below (in millions):

	Common Stockholders' Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance at September 30, 2013	$10,585	133	10,718
Net earnings	1,009	22	1,031
Other comprehensive income (loss)	53	(2)	51
Cash dividends	(606)	(4)	(610)
Purchase of noncontrolling interest	(343)	(101)	(444)
Net (purchases) issuances of common stock	(221)	—	(221)
Balance at March 31, 2014	$10,477	48	10,525

6.	Activity in accumulated other comprehensive income for the three and six months ended March 31, 2013 and March 31, 2014 is shown below (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2014	2013	2014
Foreign currency translation
Beginning balance	$546	521	466	504
Purchase of noncontrolling interest	—	8	—	8
Other comprehensive income	(126)	(4)	(46)	13
Ending balance	420	525	420	525

Pension and postretirement
Beginning balance	(1,176)	(669)	(1,213)	(692)
Amortization of deferred actuarial losses into earnings
net of tax: $(21), $(13), $(42) and $(26), respectively	37	24	74	47
Ending balance	(1,139)	(645)	(1,139)	(645)

Cash flow hedges
Beginning balance	13	2	16	(1)
Deferred gains (losses) arising during the period,
net of tax: $(1), $6, $0 and $6, respectively	1	(11)	(1)	(8)
Reclassification of realized (gain) loss to sales and cost of
sales, net of tax: $3, $0, $3 and $(1), respectively	(3)	1	(4)	1
Ending balance	11	(8)	11	(8)

Accumulated other comprehensive income (loss)	$(708)	(128)	(708)	(128)

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

7.     Total periodic pension and postretirement expense is summarized below (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2014	2013	2014
Service cost	$27	23	53	47
Interest cost	57	60	113	122
Expected return on plan assets	(83)	(86)	(166)	(172)
Net amortization	58	37	116	73
Total	$59	34	116	70

Lower expense primarily reflects the impact of the higher interest rate environment and favorable investment performance the last two years.

8.	Other deductions, net are summarized below (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2014	2013	2014
Amortization of intangibles	$54	58	113	115
Rationalization of operations	16	21	32	34
Other	(11)	58	—	83
Total	$59	137	145	232

The increase in Other for the second quarter reflects foreign currency volatility, which resulted in $14 million of transaction losses in 2014 compared to gains of $21 million in 2013. Other also includes $34 million, which is the Company's share of losses from its equity investment in Artesyn Embedded Technologies ("Artesyn"), primarily due to significant restructuring costs. See Note 11.

9.     Rationalization of operations expense reflects costs associated with the Company’s ongoing efforts to improve operational efficiency and deploy assets globally in order to remain competitive on a worldwide basis. Details of the change in the liability for rationalization during the six months ended March 31, 2014 follow (in millions):

	Sept 30, 2013	Expense	Paid/Utilized	Mar 31, 2014
Severance and benefits	$27	20	18	29
Lease and other contract terminations	3	2	2	3
Vacant facility and other shutdown costs	1	4	4	1
Start-up and moving costs	1	8	8	1
Total	$32	34	32	34

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Rationalization of operations expense by segment is provided below (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2014	2013	2014
Process Management	$4	5	7	8
Industrial Automation	5	3	10	5
Network Power	5	6	9	10
Climate Technologies	1	7	2	10
Commercial & Residential Solutions	1	—	4	1
Total	$16	21	32	34

The Company expects to incur full year 2014 rationalization expense of approximately $70 million to $80 million. This includes the $34 million incurred to date, as well as costs to complete actions initiated before the end of the second quarter and actions anticipated to be approved and initiated during the remainder of the year. Costs for the three and six months ended March 31, 2014 largely relate to shifting resources to higher growth regions and to directly serve local markets.

10.	Summarized information about the Company's results of operations by business segment follows (in millions):

	Three Months Ended March 31,				Six Months Ended March 31,
	Sales		Earnings		Sales		Earnings
	2013	2014	2013	2014	2013	2014	2013	2014
Process Management	$2,020	2,108	403	383	3,916	4,149	736	756
Industrial Automation	1,213	1,232	186	187	2,350	2,381	350	349
Network Power	1,481	1,171	111	96	2,940	2,474	216	179
Climate Technologies	988	1,041	175	186	1,740	1,827	276	293
Commercial & Residential Solutions	457	460	98	99	910	926	195	199
	6,159	6,012	973	951	11,856	11,757	1,773	1,776
Differences in accounting methods			54	60			104	117
Corporate and other			(139)	(147)			(262)	(332)
Eliminations/Interest	(199)	(200)	(57)	(47)	(343)	(339)	(111)	(101)
Total	$5,960	5,812	831	817	11,513	11,418	1,504	1,460

Industrial Automation intersegment sales for the quarters ended March 31, 2014 and 2013 were $182 million and $177 million, respectively, and were $298 million in both year-to-date periods. The increase in corporate and other for the second quarter is primarily due a $34 million loss from the Artesyn equity investment, partially offset by lower incentive compensation of $21 million.The year-to-date increase reflects these items, plus inventory costs of $22 million from purchase accounting and a $17 million increase in charitable contributions due to accelerating funding of all fiscal 2014 contributions into the first quarter.

11.
On November 22, 2013, the Company completed the divestiture of a 51 percent controlling interest in the embedded computing and power business (now Artesyn) and received proceeds of $268 million, net of working capital adjustments. The Company retained an interest with a fair value of approximately $60 million, determined using a Level 3 option pricing model. No pretax gain or loss was recognized on completion of the transaction; a tax benefit of $12 million was recognized. Year-to-date consolidated operating results include sales of $146 million for this business through the transaction date. Assets and liabilities held-for-sale as of the closing date were: other current assets, $367 million (accounts receivable, inventories, other); other assets, $212 million (property, plant and equipment, goodwill, other noncurrent assets); and accrued expenses, $251 million (accounts payable and other liabilities). Prior to the divestiture, cash of $376 million ($308 million, after tax provided in fiscal 2013) was repatriated from this business. In fiscal 2013, the Company initiated the repurchase of $600 million of Emerson common stock in anticipation of the sale proceeds and the repatriation of cash. The repurchase was completed in the first quarter of 2014.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

In first quarter of 2014, the Company acquired two businesses in the Process Management segment's final control business, Virgo Valves and Controls, LTD, a manufacturer of ball valves and automation systems, and Enardo LLC, a manufacturer of tank and terminal safety equipment. Total cash paid for both businesses was $506 million, net of cash acquired, and the Company assumed $76 million of debt. Combined annualized sales for Virgo and Enardo were over $300 million. Goodwill of $316 million (nondeductible for tax purposes) and identifiable intangible assets of $188 million were initially recognized from these transactions, primarily customer relationships and patents and technology with weighted-average lives of approximately 12 years. In addition, the Company also acquired two other smaller businesses in the first quarter of 2014 for approximately $70 million, net of cash acquired. Valuations of acquired assets and liabilities are in process and will be completed during 2014.

In second quarter of 2014, the Company acquired the remaining 44.5 percent noncontrolling interest in EGS Electrical Group LLC for $574 million. The transaction reduced noncontrolling interests $101 million and common stockholders equity $343 million, and increased deferred tax assets $130 million. The transaction does not affect consolidated results of operations other than eliminating the noncontrolling interest's share of future earnings and distributions from this business. Sales for this electrical distribution business were more than $500 million in 2013. This business has been renamed Appleton Group and will continue to be reported in the Industrial Automation segment. Full ownership provides growth opportunities in the oil, gas and chemical end markets by leveraging the Company's Process Management and international distribution channels.

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

Items 2 and 3.

Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
Second quarter sales were $5.8 billion, down 2 percent, as the divestiture of embedded computing and power, net of acquisitions, negatively affected comparisons 4 percentage points. Underlying sales growth was 2 percent reflecting mixed global macroeconomic conditions. Slower implementation of large projects in the process industry and harsh weather in North America hampered growth. Net earnings common stockholders were $547 million, down 2 percent. Diluted earnings per share were $0.77, flat compared with the prior year. Earnings per share included a $(0.03) per share equity investment loss. Year-to-date operating cash flow was $1.3 billion, up 4 percent from prior year, while the second quarter was flat.

RESULTS OF OPERATIONS

Following is an analysis of the Company’s operating results for the second quarter ended March 31, 2014, compared with the second quarter ended March 31, 2013.

Three Months Ended March 31	2013	2014	Change
(dollars in millions, except per share amounts)

Net sales	$5,960	5,812	(2)%
Gross profit	$2,373	2,395	1%
Percent of sales	39.8%	41.2%
SG&A	$1,426	1,394
Percent of sales	23.9%	24.0%
Other deductions, net	$59	137
Interest expense, net	$57	47
Earnings before income taxes	$831	817	(2)%
Percent of sales	13.9%	14.1%
Net earnings common stockholders	$561	547	(2)%
Percent of sales	9.4%	9.4%

Diluted EPS – Net earnings	$0.77	0.77	—%

Net sales for the second quarter of 2014 were $5,812 million, a decrease of $148 million, or 2 percent compared with $5,960 million in 2013, due to the embedded computing and power divestiture ("the divestiture"). Underlying sales increased 2 percent ($110 million) from volume, the divestiture subtracted 5 percent ($303 million) and acquisitions added 1 percent ($81 million). Foreign currency translation subtracted $36 million. Underlying sales increased 3 percent in the U.S. and 1 percent internationally. Europe was up 1 percent, Asia was up 4 percent (China up 9 percent), Latin America was up 3 percent and Canada was up 2 percent. Middle East/Africa decreased 9 percent. Sales increased in all segments except Network Power. Process Management increased $88 million, or 4 percent, primarily due to acquisitions, and Climate Technologies increased $53 million, or 5 percent, led by growth in the compressors business. Sales for Network Power decreased $310 million, or 21 percent, due to the divestiture.

Cost of sales in 2014 were $3,417 million, a decrease of $170 million compared to $3,587 million in 2013, largely due to the divestiture. Gross profit margin of 41.2 percent in 2014, compared to 39.8 percent in 2013, increased primarily due to materials cost containment, lower pension, and the favorable comparative impact of the divestiture, which had a lower relative gross profit margin. Cost reduction actions offset unfavorable mix and higher other costs.

Selling, general and administrative (SG&A) expenses of $1,394 million decreased $32 million compared with prior year. The decrease in SG&A expense was primarily due to the divestiture and a $21 million decrease in incentive stock compensation expense. SG&A as a percent of sales was 24.0 percent in 2014, a 0.1 percentage point increase versus 2013, due to the unfavorable comparative impact of the divestiture which had lower relative SG&A requirements as a percent of sales, partially offset by lower incentive stock compensation.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Other deductions, net were $137 million in 2014, an increase of $78 million primarily due to foreign currency volatility, which resulted in transaction losses of $14 million in 2014 compared to gains of $21 million in 2013, and a $34 million loss from the Artesyn equity investment. See Notes 8 and 9.

Pretax earnings of $817 million decreased $14 million, or 2 percent. Earnings decreased $20 million in Process Management on volatile foreign currency, and $15 million in Network Power primarily due to the divestiture. Climate Technologies increased $11 million on solid sales growth. Lower interest expense of $10 million largely offset higher other costs. See Note 10.

Income taxes were $263 million for 2014 and $253 million for 2013, resulting in effective tax rates of 32 percent and 31 percent, respectively. The effective tax rate for full year 2014 is estimated at approximately 31 percent.

Net earnings common stockholders in 2014 were $547 million, down 2 percent. Earnings per share were $0.77, flat compared with prior year, and included benefits from purchases of common stock for treasury and lower noncontrolling interest in earnings of subsidiaries. Earnings per share included a ($0.03) per share equity investment loss. See Note 8.

BUSINESS SEGMENTS
Following is an analysis of operating results for the Company’s business segments for the second quarter ended March 31, 2014, compared with the second quarter ended March 31, 2013. The Company defines segment earnings as earnings before interest and taxes.

Process Management

Three Months Ended March 31	2013	2014	Change
(dollars in millions)

Sales	$2,020	2,108	4%
Earnings	$403	383	(5)%
Margin	20.0%	18.2%

Process Management sales were $2.1 billion in the second quarter, an increase of $88 million or 4 percent, primarily due to acquisitions as the pace of large project implementation by customers slowed. Underlying sales increased 1 percent ($25 million) on volume growth, with a 4 percent ($81 million) favorable impact from acquisitions, and a 1 percent ($18 million) unfavorable impact from foreign currency translation. The systems and solutions business had strong growth and the measurement devices business was up slightly. The final control business increased due to the Virgo and Enardo acquisitions. Sales increased 8 percent in the U.S. and 4 percent in Europe. Asia was down 1 percent, with China up 5 percent. Both Latin America and Canada were down 3 percent, and Middle East/Africa decreased 14 percent. Earnings include the benefit of acquired businesses and materials cost containment. However, earnings decreased $20 million and margin declined 180 basis points primarily due to foreign currency transaction volatility with a $3 million loss in 2014 compared to a $28 million gain in 2013.
Industrial Automation

Three Months Ended March 31	2013	2014	Change
(dollars in millions)

Sales	$1,213	1,232	2%
Earnings	$186	187	—%
Margin	15.4%	15.2%

Industrial Automation sales were $1.2 billion in the second quarter, an increase of $19 million or 2 percent, as market conditions for industrial goods improved modestly. Underlying sales were also up 2 percent ($18 million) on volume increases slightly offset by lower price, and foreign currency translation added $1 million. Sales growth was led by motors and drives, electrical distribution, fluid automation and hermetic motors, partially offset by softness in the power generating alternators and power transmission businesses. Underlying sales were flat in both the U.S. and Europe, and increased 6 percent in Asia on 18 percent growth in China. Sales were up 7 percent in Latin

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

America, 1 percent in Middle East/Africa and 4 percent in Canada. Earnings were essentially flat as materials cost containment more than offset lower pricing. Cost reduction actions offset higher other costs.
Network Power

Three Months Ended March 31	2013	2014	Change
(dollars in millions)

Sales	$1,481	1,171	(21)%
Earnings	$111	96	(14)%
Margin	7.5%	8.2%

Network Power sales were $1.2 billion in the second quarter, a decrease of $310 million or 21 percent, due to the embedded computing and power divestiture. Underlying sales increased 1 percent ($8 million) as 2 percent volume gains were partially offset by 1 percent lower price. The divestiture of embedded computing and power subtracted 21 percent ($303 million) and foreign currency translation deducted 1 percent ($15 million). Growth was led by the telecommunications-related power business. Data center technologies experienced mixed demand as modest growth in uninterruptible power supplies was more than offset by decreases in the thermal and infrastructure management businesses. Underlying sales were up 1 percent in the U.S., decreased 3 percent in Europe and increased 4 percent in Asia. Latin America was down 8 percent, and Canada was up 22 percent, while Middle East/Africa was flat. Earnings decreased $15 million, or 14 percent, with 8 percentage points of the decrease attributable to the divestiture with earnings of $9 million in the prior year. Materials cost containment substantially offset lower pricing. Cost reduction actions offset other costs and unfavorable mix.

Climate Technologies

Three Months Ended March 31	2013	2014	Change
(dollars in millions)

Sales	$988	1,041	5%
Earnings	$175	186	6%
Margin	17.7%	17.9%

Climate Technologies sales were $1.0 billion in the second quarter, an increase of $53 million or 5 percent. Underlying sales increased nearly 6 percent ($56 million) on higher volume slightly offset by lower price, and foreign currency translation deducted less than 1 percent ($3 million). Moderate growth in the compressors business was led by strength in the global refrigeration business, particularly in transportation. Air conditioning increased modestly on growth in the U.S. The solutions and temperature sensors businesses had strong growth and the temperature control business was down modestly. Sales increased 2 percent in the U.S., 3 percent in Europe and 11 percent in Asia on strong growth in China. Latin America was up 36 percent and Canada was up 1 percent, while sales were down 4 percent in Middle East/Africa. Earnings increased $11 million on volume and cost reduction actions, partially offset by higher rationalization expense of $6 million and unfavorable mix. Materials cost containment more than offset lower pricing.

Commercial & Residential Solutions

Three Months Ended March 31	2013	2014	Change
(dollars in millions)

Sales	$457	460	1%
Earnings	$98	99	1%
Margin	21.3%	21.4%

Commercial & Residential Solutions sales were $460 million in the second quarter, an increase of $3 million, or 1 percent on slightly higher volume. The wet/dry vacuums, professional tools and food waste disposers businesses had strong growth, while residential and commercial storage declined sharply due to harsh winter weather, which affected residential end markets. Underlying sales were up 1 percent, as sales declined 1 percent in the U.S. and

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

increased 8 percent internationally. Earnings were essentially flat and margin increased 10 basis points, as higher volume and savings from cost reduction actions were partially offset by unfavorable mix.

RESULTS OF OPERATIONS

Following is an analysis of the Company’s operating results for the six months ended March 31, 2014, compared with the six months ended March 31, 2013.

Six Months Ended March 31	2013	2014	Change
(dollars in millions, except per share amounts)

Net sales	$11,513	11,418	(1)%
Gross profit	$4,580	4,631	1%
Percent of sales	39.8%	40.6%
SG&A	$2,820	2,838
Percent of sales	24.5%	24.9%
Other deductions, net	$145	232
Interest expense, net	$111	101
Earnings before income taxes	$1,504	1,460	(3)%
Percent of sales	13.1%	12.8%
Net earnings common stockholders	$1,015	1,009	(1)%
Percent of sales	8.8%	8.8%

Diluted EPS – Net earnings	$1.39	1.42	2%

Net sales for the first six months of 2014 were $11,418 million, a decrease of $95 million, or 1 percent, compared with $11,513 million in 2013. Underlying sales increased 2 percent ($287 million) on volume gains, the divestiture deducted 4 percent ($476 million) and acquisitions added 1 percent ($141 million). Foreign currency translation was $47 million unfavorable. Sales increased 3 percent both in the U.S. and internationally. Underlying sales increased 1 percent in Europe, 7 percent in Asia and 1 percent in Latin America. Middle East/Africa and Canada were both down 1 percent. The sales increase was led by Process Management, which was up $233 million, or 6 percent, aided by acquisitions. Climate Technologies was up $87 million, or 5 percent, on growth in the compressors business. Sales for Network Power decreased $466 million, or 16 percent, due to the divestiture.

Cost of sales for 2014 were $6,787 million, a decrease of $146 million versus $6,933 million in 2013 due largely to the divestiture. Gross profit margin of 40.6 percent for 2014, versus 39.8 percent for 2013, increased primarily due to materials cost containment, lower pension, and the favorable comparative impact of the divestiture, which had lower relative gross profit margin. Cost reduction actions offset higher inventory costs of $22 million from purchase accounting, unfavorable mix and higher warranty.

SG&A expenses of $2,838 million increased $18 million compared with prior year. SG&A as a percent of sales was 24.9 percent in 2014, a 0.4 percentage point increase. Higher SG&A expense primarily reflect costs associated with increased volume and a $17 million effect of accelerating 2014 charitable contributions into the first quarter, partially offset by lower incentive stock compensation of $24 million. The increase in SG&A as a percent of sales is due to these items, and the unfavorable comparative impact of the divestiture which had lower relative SG&A requirements.

Other deductions, net were $232 million in 2014, an increase of $87 million. The increase primarily reflects unfavorable foreign currency transactions of $24 million and a $34 million loss from the Artesyn equity investment. See Notes 8 and 9.

Pretax earnings of $1,460 million decreased $44 million. Segment results were flat including the impact of the divestiture. Corporate and other costs were unfavorable. See Note 10.
Income taxes were $429 million for 2014 and $460 million for 2013, resulting in effective tax rates of 29 percent and 31 percent, respectively. The current year effective tax rate benefited approximately 2 percentage points from certain items, including 1 percentage point each from the divestitures of embedded computing and power and an investment.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Net earnings common stockholders for 2014 were $1,009 million, down 1 percent. Earnings per share were $1.42, up 2 percent compared to prior year, and included benefits from purchases of common stock for treasury and lower noncontrolling interest in earnings of subsidiaries. Earnings per share included a $(0.03) per share equity investment loss. See Note 8.
BUSINESS SEGMENTS
Following is an analysis of operating results for the Company’s business segments for the six months ended March 31, 2014, compared with the six months ended March 31, 2013. The Company defines segment earnings as earnings before interest and taxes.

Process Management

Six Months Ended March 31	2013	2014	Change
(dollars in millions)

Sales	$3,916	4,149	6%
Earnings	$736	756	3%
Margin	18.8%	18.2%

Process Management sales were $4.1 billion for the first six months of 2014, an increase of $233 million or 6 percent, on continued demand in global energy and chemical end markets, and supported by acquisitions. Underlying sales increased 3 percent ($120 million) on volume growth, acquisitions added 4 percent ($141 million) and foreign currency translation deducted 1 percent ($28 million). The system and solutions business had solid growth and the measurement devices business was up modestly. The final control business increased due to the Virgo and Enardo acquisitions. Sales increased 7 percent in the U.S., 3 percent in Europe, and 6 percent in Asia on strength in China. Sales decreased 7 percent in Latin America, 6 percent in Middle East/Africa and 4 percent in Canada. Earnings increased $20 million on materials cost containment, cost reduction actions and acquisitions, partially offset by a $20 million unfavorable impact from foreign currency transactions and unfavorable product mix.
Industrial Automation

Six Months Ended March 31	2013	2014	Change
(dollars in millions)

Sales	$2,350	2,381	1%
Earnings	$350	349	—%
Margin	14.9%	14.7%

Industrial Automation sales were $2.4 billion for the first six months of 2014, an increase of $31 million or 1 percent. Underlying sales also increased 1 percent ($22 million) as higher volume of 2 percent was partially offset by 1 percent lower price. Foreign currency translation added $9 million. Mixed results across the segment reflect slowly recovering global industrial goods markets, with sales increases led by motors and drives, electrical distribution and fluid automation. Decreases in the power transmission and hermetic motors businesses partially offset these increases. The power generating alternators business was essentially flat with prior year. Underlying sales were flat in the United States, decreased 2 percent in Europe and increased 7 percent in Asia. Sales were up 5 percent in Latin America, 9 percent in Middle East/Africa and 3 percent in Canada. Earnings were flat and margin declined 20 basis points, reflecting higher warranty and other costs and unfavorable mix, partially offset by cost reduction actions. Materials cost containment more than offset lower pricing.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Network Power

Six Months Ended March 31	2013	2014	Change
(dollars in millions)

Sales	$2,940	2,474	(16)%
Earnings	$216	179	(17)%
Margin	7.3%	7.2%

Network Power sales were $2.5 billion for the first six months of 2014, a decrease of $466 million or 16 percent. Underlying sales increased 1 percent ($34 million) as 2 percent higher volume was partially offset by 1 percent lower price. The embedded computing and power divestiture deducted 16 percent ($476 million) and foreign currency translation subtracted 1 percent ($24 million). Strong growth in the telecommunications-related power business led the slight increase in underlying sales. Demand was mixed for data center technologies as modest increases in uninterruptible power supplies were more than offset by decreases in the thermal and infrastructure management businesses. Underlying sales increased 1 percent in the United States, decreased 1 percent in Europe and increased 3 percent in Asia. Sales were flat in Latin America, up 5 percent in Canada and up 12 percent in Middle East/Africa. Earnings decreased $37 million, or 17 percent. Lower embedded computing and power earnings of $15 million and a $13 million research credit in the prior year comprised 12 percentage points of the decrease. Materials cost containment substantially offset lower pricing. Cost reduction actions were offset by other costs and unfavorable mix.

Climate Technologies

Six Months Ended March 31	2013	2014	Change
(dollars in millions)

Sales	$1,740	1,827	5%
Earnings	$276	293	6%
Margin	15.9%	16.0%

Climate Technologies sales were $1.8 billion for the first six months of 2014, an increase of $87 million or 5 percent. Underlying sales also increased 5 percent ($90 million), on 6 percent higher volume partially offset by 1 percent lower price. Foreign currency translation subtracted $3 million. Moderate growth in the compressors business was driven by strong demand in global refrigeration and solutions, supported by stable conditions in air conditioning. In air conditioning, China had strong growth and the U.S. and Europe were up slightly, partially offset by declines in other Asia. Growth was strong in the temperature sensors business, and temperature controls was up moderately. Overall, underlying sales were up 1 percent in the United States, 4 percent in Europe and 12 percent in Asia (China up 21 percent). Sales increased 23 percent in Latin America, were flat in Middle East/Africa and decreased 4 percent in Canada. Earnings increased $17 million and margin increased 10 basis points on volume, materials cost containment and cost reduction actions, partially offset by unfavorable mix, warranty and an $8 million increase in rationalization expense.

Commercial & Residential Solutions

Six Months Ended March 31	2013	2014	Change
(dollars in millions)

Sales	$910	926	2%
Earnings	$195	199	2%
Margin	21.4%	21.4%

Commercial & Residential Solutions sales were $926 million for the first six months of 2014, an increase of $16 million, or 2 percent. The sales increase was led by strong growth in the food waste disposers and professional tools businesses, and modest growth in the wet/dry vacuums business. Sales decreased for the residential and commercial storage businesses. Underlying sales were up 2 percent, as sales were flat in the U.S. and increased 7 percent internationally. Earnings increased slightly and margin was flat, reflecting higher volume and cost reduction actions, partially offset by unfavorable mix and higher materials costs.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

FINANCIAL CONDITION

Key elements of the Company's financial condition for the three months ended March 31, 2014 as compared to the year ended September 30, 2013.

	Sept 30, 2013		Mar 31, 2014
Working capital (in millions)	$3,374		2,371
Current ratio	1.4		1.3
Total debt-to-total capital	34.8%		38.3%
Net debt-to-net capital	18.3%		26.5%
Interest coverage ratio	14.6	X	14.0X
The Company's interest coverage ratio (earnings before income taxes plus interest expense, divided by interest expense) of 14.0X for the first six months of 2014 compares to 13.8X for the first six months of 2013. The increase is due to lower interest expense.
Cash provided by operating activities of $1,266 million increased $53 million, or 4 percent, compared with $1,213 million in the prior year period, primarily due to a smaller increase in working capital. Operating cash flow funded capital expenditures of $397 million, dividends of $606 million and purchases of common stock. Total common stock purchases of $596 million were supported by proceeds of $268 million from the divestiture of embedded computing and power. Cash on hand and a $1,090 million increase in short-term borrowings funded principal payments on long-term debt of $322 million, acquisitions of $576 million, and the buyout of the noncontrolling interest in Appleton Group for $574 million. For the first six months of 2014, free cash flow of $869 million (operating cash flow of $1,266 million less capital expenditures of $397 million) was down $47 million, due to increased capital spending, compared to free cash flow of $916 million (operating cash flow of $1,213 million less capital expenditures of $297 million) in 2013.

In April 2014, the Company entered into a $3.5 billion five-year revolving backup credit facility with various banks, which replaced the December 2010 $2.75 billion facility. The credit facility is maintained to support general corporate purposes, including commercial paper borrowing. The Company has not incurred any borrowings under this or previous facilities. The credit facility contains no financial covenants and is not  subject to termination based on a change of credit rating or material adverse changes. The facility is unsecured and may be accessed under various interest rate and currency denomination alternatives at the Company’s option. Fees to maintain the facility are immaterial.
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
FISCAL 2014 OUTLOOK
The global macroeconomic environment continues to show improvement although uncertainty persists in some markets, especially in the U.S. Orders growth of 9 percent in the second quarter provides encouraging momentum into the second half and next year. Process automation markets continue to support solid growth expectations with high levels of investment and project activity, particularly in North America. Industrial Automation orders showed strong growth on improved global industrial goods markets. Modest growth expectations for the year remain in Network Power. Climate Technologies expects continued strength in refrigeration, with improving market conditions in the U.S. Residential and commercial markets in the U.S. are expected to improve, supporting stronger second half growth in Commercial & Residential Solutions. Based on current market conditions, the Company's underlying sales are expected to grow 3 to 5 percent in 2014, excluding (4) percent from completed acquisitions and the divestiture of the embedded computing and power business. Reported sales are expected to change (1) to 1 percent. Earnings per share are expected to be between $3.68 and $3.80 on a reported basis. Expectations for full year operating cash flow of $3.4 million remain unchanged.

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

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities (shares in 000s).

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2014	1,680	$65.79	1,680	57,694
February 2014	760	$64.51	760	56,934
March 2014	840	$64.90	840	56,094
Total	3,280	$65.27	3,280	56,094

The Company’s Board of Directors authorized the purchase of up to 70 million shares of common stock under a May 2013 program.

Item 6. Exhibits

(a) Exhibits (Listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

10.1	Credit Agreement dated as of April 30, 2014, incorporated by reference to Emerson Electric Co. Form 8-K dated April 30, 2014 and filed May 2, 2014, Exhibit 10.1.

12	Ratio of Earnings to Fixed Charges.

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

101
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the three and six months ended March 31, 2013 and 2014, (ii) Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2013 and 2014, (iii) Consolidated Balance Sheets at September 30, 2013 and March 31, 2014, (iv) Consolidated Statements of Cash Flows for the six months ended March 31, 2013 and 2014, and (v) Notes to Consolidated Financial Statements for the three and six months ended March 31, 2014.

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
May 7, 2014

INDEX TO EXHIBITS

Exhibit No.	Exhibit

12	Ratio of Earnings to Fixed Charges.

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

101
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the three and six months ended March 31, 2013 and 2014, (ii) Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2013 and 2014, (iii) Consolidated Balance Sheets at September 30, 2013 and March 31, 2014, (iv) Consolidated Statements of Cash Flows for the six months ended March 31, 2013 and 2014, and (v) Notes to Consolidated Financial Statements for the three and six months ended March 31, 2014.