Form 10-Q
period 2014-06-30
EMERSON ELECTRIC CO
filed 2014-08-06
CIK 32604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

______________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common stock of $0.50 par value per share outstanding at July 31, 2014: 697,915,249 shares.

FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
THREE AND NINE MONTHS ENDED JUNE 30, 2013 AND 2014
(Dollars in millions, except per share amounts; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2014	2013	2014
Net sales	$6,344	6,312	17,857	17,730

Costs and expenses:
Cost of sales	3,776	3,674	10,709	10,461
Selling, general and administrative expenses	1,396	1,424	4,216	4,262
Goodwill impairment	503	—	503	—
Other deductions, net	107	96	252	328
Interest expense (net of interest income of $5, $7, $12 and $18 respectively)	51	46	162	147

Earnings before income taxes	511	1,072	2,015	2,532

Income taxes	297	334	757	763

Net earnings	214	738	1,258	1,769

Less: Noncontrolling interests in earnings of subsidiaries	20	10	49	32

Net earnings common stockholders	$194	728	1,209	1,737

Basic earnings per share common stockholders	$0.27	1.03	1.67	2.46

Diluted earnings per share common stockholders	$0.27	1.03	1.66	2.45

Cash dividends per common share	$0.41	0.43	1.23	1.29

See accompanying Notes to Consolidated Financial Statements.

FORM 10-Q

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE AND NINE MONTHS ENDED JUNE 30, 2013 AND 2014
(Dollars in millions; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2014	2013	2014
Net earnings	$214	738	1,258	1,769

Other comprehensive income, net of tax:
Foreign currency translation	(47)	37	(99)	48
Pension and postretirement	37	24	111	71
Cash flow hedges	(27)	15	(32)	8
Total other comprehensive income (loss)	(37)	76	(20)	127

Comprehensive income	177	814	1,238	1,896

Less: Noncontrolling interests in comprehensive income of subsidiaries	20	10	43	30
Comprehensive income common stockholders	$157	804	1,195	1,866

See accompanying Notes to Consolidated Financial Statements.

FORM 10-Q

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except shares and per share amounts; unaudited)

	Sept 30, 2013	June 30, 2014
ASSETS
Current assets
Cash and equivalents	$3,275	3,049
Receivables, less allowances of $103 and $111, respectively	4,808	4,772
Inventories	1,895	2,253
Other current assets	1,021	739
Total current assets	10,999	10,813

Property, plant and equipment, net	3,605	3,737
Other assets
Goodwill	7,509	7,917
Other intangible assets	1,672	1,768
Other	926	880
Total other assets	10,107	10,565
Total assets	$24,711	25,115

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current maturities of long-term debt	$1,587	2,975
Accounts payable	2,725	2,645
Accrued expenses	3,184	2,736
Income taxes	129	177
Total current liabilities	7,625	8,533

Long-term debt	4,055	3,565

Other liabilities	2,313	2,144

Equity
Common stock, $0.50 par value; authorized, 1,200,000,000 shares; issued, 953,354,012 shares; outstanding, 706,660,259 shares and 699,153,376 shares, respectively	477	477
Additional paid-in-capital	352	220
Retained earnings	18,930	19,757
Accumulated other comprehensive income (loss)	(189)	(52)
Cost of common stock in treasury, 246,693,753 shares and 254,200,636 shares, respectively	(8,985)	(9,582)
Common stockholders’ equity	10,585	10,820
Noncontrolling interests in subsidiaries	133	53
Total equity	10,718	10,873
Total liabilities and equity	$24,711	25,115

See accompanying Notes to Consolidated Financial Statements.

FORM 10-Q

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2013 AND 2014
(Dollars in millions; unaudited)

	Nine Months Ended June 30,
	2013	2014
Operating activities
Net earnings	$1,258	1,769
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	612	623
Changes in operating working capital	(259)	(157)
Pension funding	(109)	(90)
Goodwill impairment, net of tax	475	—
Other, net	226	139
Net cash provided by operating activities	2,203	2,284

Investing activities
Capital expenditures	(437)	(573)
Purchases of businesses, net of cash and equivalents acquired	(20)	(610)
Divestiture of business	3	264
Other, net	(76)	(107)
Net cash used by investing activities	(530)	(1,026)

Financing activities
Net increase in short-term borrowings	273	1,133
Proceeds from long-term debt	499	1
Principal payments on long-term debt	(521)	(323)
Dividends paid	(888)	(910)
Purchases of common stock	(573)	(783)
Purchase of noncontrolling interest	—	(574)
Other, net	12	(19)
Net cash used by financing activities	(1,198)	(1,475)

Effect of exchange rate changes on cash and equivalents	(32)	(9)
Increase (decrease) in cash and equivalents	443	(226)
Beginning cash and equivalents	2,367	3,275
Ending cash and equivalents	$2,810	3,049

Changes in operating working capital
Receivables	$204	107
Inventories	(196)	(254)
Other current assets	(30)	(45)
Accounts payable	(63)	53
Accrued expenses	(103)	(82)
Income taxes	(71)	64
Total changes in operating working capital	$(259)	(157)
 See accompanying Notes to Consolidated Financial Statements.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

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

The Company’s interim statements of cash flows in previous years reported capital expenditures as equipment was received, rather than when paid. The statement of cash flows for the nine months ended June 30, 2013 was adjusted by $57 million to reflect capital expenditures when payment is made, which had the effect of increasing investing cash flow and operating cash flow compared with amounts previously reported, while the fourth quarter of 2013 has been decreased by similar amounts. This revision was not considered material to the previously issued financial statements. Total investing cash flow and operating cash flow previously reported for the full fiscal year 2013 are not affected.

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

In April 2014, the Financial Accounting Standards Board (FASB) issued updates to ASC 205, Presentation of Financial Statements, and ASC 360, Property, Plant and Equipment, regarding the reporting of discontinued operations. The updates raised the threshold for reporting discontinued operations and added disclosures for disposals of business units both that qualify, and that do not qualify, for discontinued operations presentation. The standard is effective for the Company in the first quarter of fiscal 2016. Early adoption is permitted.

In May 2014, the FASB amended ASC 606, Revenue from Contracts with Customers, to consolidate revenue recognition guidance from disparate sources into a single, comprehensive standard and to provide additional disclosures. The Company is in the process of evaluating the impact of the amendment. The fundamental principle of recognizing revenue only after an entity has met its performance obligations remains unchanged. The new standard is effective for the Company in the first quarter of fiscal 2018, and may be adopted on either a prospective or retrospective basis. Early adoption is prohibited.

2.	Reconciliations of weighted average shares for basic and diluted earnings per common share follow (in millions). Earnings allocated to participating securities were inconsequential.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2014	2013	2014
Basic shares outstanding	716.9	699.6	719.9	701.6
Dilutive shares	5.3	3.7	4.9	4.0
Diluted shares outstanding	722.2	703.3	724.8	705.6

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

3.	Other Financial Information (in millions):

	Sept 30, 2013	June 30, 2014
Inventories
Finished products	$678	814
Raw materials and work in process	1,217	1,439
Total	$1,895	2,253

Property, plant and equipment, net
Property, plant and equipment, at cost	$9,092	9,413
Less: Accumulated depreciation	5,487	5,676
Total	$3,605	3,737

	Sept 30, 2013	June 30, 2014
Goodwill by business segment
Process Management	$2,383	2,745
Industrial Automation	1,352	1,364
Network Power	2,832	2,865
Climate Technologies	503	505
Commercial & Residential Solutions	439	438
Total	$7,509	7,917

The change in goodwill since September 30, 2013 is primarily due to the Virgo and Enardo acquisitions (see Note 11) and foreign currency translation.

The Company performs its annual goodwill impairment review in the fourth quarter. As discussed in the Company's 2013 Annual Report on Form 10-K, the European network power systems business has faced integration challenges as well as difficult end markets stemming from the weak economy in Europe. These factors as well as recent political instability continue to challenge the business, which has approximately $1 billion of goodwill, and will be the focus of this year's review. This business is a provider of uninterruptible power supplies and thermal management products, and data center services and solutions, for the Europe, Middle East and Africa markets.

	Sept 30, 2013	June 30, 2014
Accrued expenses include the following
Employee compensation	$650	681
Customer advanced payments	$402	448
Product warranty	$183	187

Other liabilities
Pension plans	$539	512
Deferred income taxes	823	747
Postretirement plans, excluding current portion	263	259
Other	688	626
Total	$2,313	2,144

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

4.	Following is a discussion regarding the Company’s use of financial instruments:
Hedging Activities – As of June 30, 2014, the notional amount of foreign currency hedge positions was approximately $1.8 billion, while commodity hedge contracts totaled $198 million representing 70 million pounds of copper and aluminum. All derivatives receiving deferral accounting are cash flow hedges. The majority of hedging gains and losses deferred as of June 30, 2014 are expected to be recognized over the next 12 months as the underlying forecasted transactions occur. Gains and losses on foreign currency derivatives reported in other deductions, net reflect hedges of balance sheet exposures that do not receive deferral accounting. The following gains and losses are included in earnings and other comprehensive income (OCI) for the three and nine months ended June 30, 2014 and 2013 (in millions):

		Into Earnings				Into OCI
		3rd Quarter		Nine Months		3rd Quarter		Nine Months
Gains (Losses)	Location	2013	2014	2013	2014	2013	2014	2013	2014
Commodity	Cost of sales	$(6)	(5)	(10)	(10)	(18)	9	(34)	(7)
Foreign currency	Sales, cost of sales	8	3	19	6	(23)	13	(8)	15
Foreign currency	Other deductions, net	(8)	5	(8)	(5)
Total		$(6)	3	1	(9)	(41)	22	(42)	8
Regardless of whether derivatives receive deferral accounting, the Company expects hedging gains or losses to be essentially offset by losses or gains on the related underlying exposures. The amounts ultimately recognized will differ from those presented above for open positions, which remain subject to ongoing market price fluctuations until settlement. Derivatives receiving deferral accounting are highly effective and no amounts were excluded from the assessment of hedge effectiveness. Hedge ineffectiveness was immaterial for the three and nine months ended June 30, 2014 and 2013.
Fair Value Measurements – Valuations for all derivatives and the Company's long-term debt fall within Level 2 of the GAAP valuation hierarchy. At June 30, 2014, the fair values of commodity contracts and foreign currency contracts were reported in other current assets and accrued expenses. There was no collateral posted with counterparties as of June 30, 2014. As of June 30, 2014, the fair value of long-term debt was $4,524 million which exceeded the carrying value by $437 million. Valuations of derivative contract positions are summarized below (in millions):

	September 30, 2013		June 30, 2014
	Assets	Liabilities	Assets	Liabilities
Foreign Currency	$18	17	20	10
Commodity	$2	8	3	4

5.	The change in equity for the first nine months of 2014 is shown below (in millions):

	Common Stockholders' Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance at September 30, 2013	$10,585	133	10,718
Net earnings	1,737	32	1,769
Other comprehensive income (loss)	129	(2)	127
Cash dividends	(910)	(9)	(919)
Purchase of noncontrolling interest	(343)	(101)	(444)
Net purchases of common stock	(378)	—	(378)
Balance at June 30, 2014	$10,820	53	10,873

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

6.	Activity in accumulated other comprehensive income for the three and nine months ended June 30, 2013 and June 30, 2014 is shown below (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2014	2013	2014
Foreign currency translation
Beginning balance	$420	525	466	504
Other comprehensive income (loss)	(47)	37	(93)	50
Purchase of noncontrolling interest	—	—	—	8
Ending balance	373	562	373	562

Pension and postretirement
Beginning balance	(1,139)	(645)	(1,213)	(692)
Amortization of deferred actuarial losses into earnings
net of taxes of $(21), $(13), $(63) and $(39), respectively	37	24	111	71
Ending balance	(1,102)	(621)	(1,102)	(621)

Cash flow hedges
Beginning balance	11	(8)	16	(1)
Deferred gains (losses) arising during the period,
net of taxes of $16, $(8), $16 and $(3), respectively	(25)	14	(26)	5
Reclassification of realized (gain) loss to sales and cost of
sales, net of taxes of $0, $(1), $3 and $(1), respectively	(2)	1	(6)	3
Ending balance	(16)	7	(16)	7

Accumulated other comprehensive income (loss)	$(745)	(52)	(745)	(52)

7.     Total periodic pension and postretirement expense is summarized below (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2014	2013	2014
Service cost	$26	24	79	71
Interest cost	56	62	169	184
Expected return on plan assets	(83)	(86)	(249)	(258)
Net amortization	58	37	174	110
Total	$57	37	173	107

Lower expense primarily reflects the impact of the higher interest rate environment and favorable investment performance the last two years.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

8.	Other deductions, net are summarized below (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2014	2013	2014
Amortization of intangibles	$53	55	166	170
Rationalization of operations	33	11	65	45
Other	21	30	21	113
Total	$107	96	252	328

The year-to-date increase in Other includes the Company's share of losses from its equity investment in Artesyn of $34 million in the second quarter, primarily due to significant restructuring costs. Other also includes higher foreign currency transaction losses of $23 million in 2014 and a China research incentive credit of $13 million in the prior year.

9.    Rationalization of operations expense reflects costs associated with the Company’s ongoing efforts to improve operational efficiency and deploy assets globally in order to remain competitive on a worldwide basis. Details of the change in the liability for rationalization during the nine months ended June 30, 2014 follow (in millions):

	Sept 30, 2013	Expense	Paid/Utilized	June 30, 2014
Severance and benefits	$27	23	24	26
Lease and other contract terminations	3	2	3	2
Fixed assets write-downs	—	1	1	—
Vacant facility and other shutdown costs	1	5	5	1
Start-up and moving costs	1	14	14	1
Total	$32	45	47	30

Rationalization of operations expense by segment is provided below (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2013	2014	2013	2014
Process Management	$4	4	11	12
Industrial Automation	14	2	24	7
Network Power	12	3	21	13
Climate Technologies	—	1	2	11
Commercial & Residential Solutions	3	1	7	2
Total	$33	11	65	45

The Company expects to incur full year 2014 rationalization expense of approximately $70 million. This includes the $45 million incurred to date, as well as costs to complete actions initiated before the end of the third quarter and actions anticipated to be approved and initiated during the remainder of the year. Costs for the three and nine months ended June 30, 2014 largely relate to deployment of resources to higher growth regions and to directly serve local markets.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

10.	Summarized information about the Company's results of operations by business segment follows (in millions):

	Three Months Ended June 30,				Nine Months Ended June 30,
	Sales		Earnings		Sales		Earnings
	2013	2014	2013	2014	2013	2014	2013	2014
Process Management	$2,182	2,317	470	473	6,098	6,466	1,206	1,229
Industrial Automation	1,277	1,289	206	214	3,627	3,670	556	563
Network Power	1,506	1,237	122	107	4,446	3,711	338	286
Climate Technologies	1,119	1,191	235	250	2,859	3,018	511	543
Commercial & Residential Solutions	472	492	96	108	1,382	1,418	291	307
	6,556	6,526	1,129	1,152	18,412	18,283	2,902	2,928
Differences in accounting methods			56	63			160	180
Corporate and other			(623)	(97)			(885)	(429)
Eliminations/Interest	(212)	(214)	(51)	(46)	(555)	(553)	(162)	(147)
Total	$6,344	6,312	511	1,072	17,857	17,730	2,015	2,532

Industrial Automation intersegment sales for the quarters ended June 30, 2014 and 2013 were $194 million and $190 million, respectively, and year-to-date, $492 million and $488 million. The decrease in corporate and other for the third quarter is primarily due to a noncash, pretax goodwill impairment charge of $503 million in 2013. See Note 11. The year-to-date decrease reflects the impairment charge and lower incentive stock compensation of $24 million, partially offset by a $34 million loss from the Artesyn equity investment and inventory costs of $21 million from purchase accounting.

11.
In the third quarter of 2013, the Company recorded a noncash goodwill impairment charge in the embedded computing and power business (now Artesyn Embedded Technologies or "Artesyn") of $503 million ($475 million after-tax, $0.65 per share), and a net income tax charge of $33 million ($0.05 per share) related to the anticipated repatriation of non-U.S. earnings from the business and other tax versus book differences. On November 22, 2013, the Company completed the divestiture of a 51 percent controlling interest in Artesyn and received proceeds of $264 million, net of working capital adjustments. The Company retained an interest with a fair value of approximately $60 million, determined using a Level 3 option pricing model. No pretax gain or loss was recognized on completion of the transaction; a tax benefit of $20 million was recognized. Year-to-date consolidated operating results include sales of $146 million for this business through the transaction date. Assets and liabilities held-for-sale as of the closing date were: other current assets, $367 million (accounts receivable, inventories, other); other assets, $212 million (property, plant and equipment, goodwill, other noncurrent assets); and accrued expenses, $255 million (accounts payable and other liabilities). Prior to the divestiture, cash of $376 million ($308 million, after tax provided in fiscal 2013) was repatriated from this business. In fiscal 2013, the Company initiated the repurchase of $600 million of Emerson common stock in anticipation of the sale proceeds and the repatriation of cash. The repurchase was completed in the first quarter of 2014.

In first quarter of 2014, the Company acquired two businesses in the Process Management segment's final control business, Virgo Valves and Controls, LTD, a manufacturer of ball valves and automation systems, and Enardo LLC, a manufacturer of tank and terminal safety equipment. Total cash paid for both businesses was $506 million, net of cash acquired, and the Company assumed $76 million of debt. Combined annualized sales for Virgo and Enardo were over $300 million. Goodwill of $324 million (nondeductible for tax purposes) and identifiable intangible assets of $178 million were recognized from these transactions, primarily customer relationships and patents and technology with weighted-average lives of approximately 12 years. The Company also acquired four other, smaller businesses in 2014 for a total of approximately $104 million, net of cash acquired. Combined annual sales for these four businesses are approximately $55 million.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

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

In the third quarter of 2014, the Company entered into an agreement to sell its Connectivity Solutions business for $98 million in cash. The transaction was completed in the fourth quarter. Connectivity Solutions, which is reported in the Network Power segment, offers industry-leading fiber optic, radio-frequency and microwave-coaxial technologies that safeguard network reliability and had annual sales of approximately $80 million in 2013.

The Company has also begun evaluating strategic alternatives for its Power Transmission Solutions business unit, which is reported in the Industrial Automation segment. The resulting plans for this business are expected to be announced by the end of the calendar year. The business designs and manufactures market-leading couplings, bearings, conveying components, gearing, drive components, and supporting services and solutions. Sales in 2013 were more than $600 million.

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

Items 2 and 3.

Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
Third quarter sales were $6.3 billion, a decrease of 1 percent as a divestiture, net of acquisitions, negatively affected comparisons 4 percentage points. Underlying sales grew 3 percent as global economic conditions continued to improve, although slowly and unevenly across end markets and geographies.

Net earnings common stockholders were $728 million, up 277 percent compared to prior year earnings of $194 million.  Diluted earnings per share were $1.03, up 281 percent versus $0.27 per share in 2013. The increases in earnings and earnings per share reflect the $508 million, or $0.70 per share Artesyn charges in the prior year which aided comparisons 273 percent and 275 percent, respectively.  Excluding charges, net earnings increased 4 percent in the third quarter of 2014 compared with prior year earnings of $702 million, while earnings per share were up 6 percent compared with $0.97 in the prior year.

RESULTS OF OPERATIONS

Following is an analysis of the Company’s operating results for the third quarter ended June 30, 2014, compared with the third quarter ended June 30, 2013.

Three Months Ended June 30	2013	2014	Change
(dollars in millions, except per share amounts)

Net sales	$6,344	6,312	(1)%
Gross profit	$2,568	2,638	3%
Percent of sales	40.5%	41.8%
SG&A	$1,396	1,424
Percent of sales	22.0%	22.6%
Goodwill impairment	$503	—
Other deductions, net	$107	96
Interest expense, net	$51	46
Earnings before income taxes	$511	1,072	110%
Percent of sales	8.1%	17.0%
Net earnings common stockholders	$194	728	277%
Percent of sales	3.0%	11.5%

Diluted earnings per share	$0.27	1.03	281%

Net sales for the third quarter of 2014 were $6,312 million, a decrease of $32 million, or 1 percent compared with $6,344 million in 2013 due to the Artesyn divestiture ("the divestiture") which subtracted 5 percent ($287 million). Underlying sales grew 3 percent ($159 million) on volume increases, acquisitions added 1 percent ($78 million) and foreign currency translation added $18 million. Underlying sales increased 5 percent in the U.S. and 1 percent internationally. Europe was up 4 percent, Asia was up 3 percent (China up 8 percent) and Latin America was up 1 percent. Canada was down 3 percent and Middle East/Africa was down 9 percent. Sales growth was led by Process Management, which increased $135 million, or 6 percent, aided by acquisitions, and Climate Technologies, which increased $72 million, or 6 percent. Sales for Network Power decreased $269 million, or 18 percent, due to the divestiture.

Cost of sales in 2014 were $3,674 million, a decrease of $102 million compared to $3,776 million in 2013, largely due to the divestiture, partially offset by higher costs associated with increased volume, including acquisitions. Gross profit margin of 41.8 percent in 2014 increased 1.3 percentage points compared to 40.5 percent in 2013. The increase is due to a 0.7 percentage point favorable comparative impact from the divestiture, which had relatively lower gross profit margin, as well as materials cost containment, cost reduction savings and lower pension. Unfavorable mix and lower price partially offset the increase.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Selling, general and administrative (SG&A) expenses of $1,424 million increased $28 million compared with prior year, primarily reflecting costs associated with increased volume, partially offset by the divestiture. SG&A as a percent of sales of 22.6 percent in 2014 increased 0.6 percentage points versus 2013. The divestiture, which had relatively lower SG&A requirements, had an unfavorable 0.2 percentage point impact on the comparison.

In the third quarter of 2013, the Company recorded a noncash, pretax impairment charge of $503 million related to the Artesyn business. See Note 11. The Company performs its annual goodwill impairment review in the fourth quarter. See Note 3. Other deductions, net were $96 million in 2014, a decrease of $11 million, reflecting lower rationalization expense of $22 million, partially offset by other immaterial items. See Notes 8 and 9 for further details.

Pretax earnings of $1,072 million increased $561 million, or 110 percent. The increase reflects the goodwill impairment charge in 2013, which aided the comparison by 104 percentage points. Earnings increased $15 million in Climate Technologies, $8 million in Industrial Automation, $12 million in Commercial & Residential Solutions, partially offset by a decrease of $15 million in Network Power due to the divestiture.

Income taxes were $334 million for 2014, resulting in an effective tax rate of 31 percent, which is also the approximate rate expected for full fiscal year 2014. Income taxes of $297 million for the third quarter of 2013 yielded a 58 percent effective tax rate, due to an unfavorable 23 percentage point impact from the goodwill impairment charge (only a small portion of the goodwill was tax deductible), a net tax charge of $33 million (6 percentage point impact) primarily related to the repatriation of non-U.S. earnings from Artesyn, and the impact of other tax versus book basis differences.

Net earnings common stockholders in 2014 were $728 million, up 277 percent, while earnings per share were $1.03, up $0.76, or 281 percent. The increase in earnings and earnings per share reflect the $508 million, or $0.70 per share Artesyn charges in the prior year, which aided comparisons 273 percent and 275 percent, respectively. Earnings in 2014 also benefited from lower noncontrolling interests in earnings of subsidiaries. Earnings per share benefited from purchases of common stock for treasury.

BUSINESS SEGMENTS
Following is an analysis of operating results for the Company’s business segments for the third quarter ended June 30, 2014, compared with the third quarter ended June 30, 2013. The Company defines segment earnings as earnings before interest and taxes.

Process Management

Three Months Ended June 30	2013	2014	Change
(dollars in millions)

Sales	$2,182	2,317	6%
Earnings	$470	473	1%
Margin	21.5%	20.4%

Process Management sales were $2.3 billion in the third quarter, an increase of $135 million or 6 percent, on stable and sustained demand in global energy and chemical end markets and supported by acquisitions. Underlying sales increased 2 percent ($52 million) on volume growth due to continued cautious project execution by customers, and 4 percent ($78 million) from acquisitions. Foreign currency translation had a $5 million favorable impact. The systems and solutions business had solid growth and the measurement devices business was up modestly. The final control business increased due to the Virgo and Enardo acquisitions. Demand was mixed across regions as underlying sales increased 9 percent in the U.S. and 5 percent in Europe, while Asia was down 2 percent as difficult comparisons in Australia offset 7 percent growth in China. Latin America was up 5 percent and Canada and Middle East/Africa were down 5 percent and 11 percent. Earnings increased $3 million due to acquisitions and cost containment actions. The increase was substantially offset by unfavorable foreign currency transactions of $6 million, mix and other costs, which resulted in a margin decline of 110 basis points.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Industrial Automation

Three Months Ended June 30	2013	2014	Change
(dollars in millions)

Sales	$1,277	1,289	1%
Earnings	$206	214	4%
Margin	16.1%	16.6%

Industrial Automation sales were $1.3 billion in the third quarter, an increase of $12 million or 1 percent. Underlying sales were essentially flat ($3 million unfavorable) as 1 percent higher volume was offset by 1 percent lower price. Foreign currency translation added 1 percent ($15 million). Slowly recovering global industrial goods markets led to mixed results across the segment. The fluid automation, electrical distribution, materials joining and power transmission businesses were up, while power generating alternators and motors and drives declined, with Europe particularly weak. Underlying sales were up 1 percent in the U.S., down 5 percent in Europe, and up 3 percent in Asia on 7 percent growth in China. Sales were up 6 percent in Latin America and 4 percent in Middle East/Africa, while Canada was down 13 percent. Earnings increased 4 percent and margin expanded 50 basis points, reflecting a $12 million decrease in rationalization expense, while lower pricing was more than offset by materials cost containment.
Network Power

Three Months Ended June 30	2013	2014	Change
(dollars in millions)

Sales	$1,506	1,237	(18)%
Earnings	$122	107	(12)%
Margin	8.1%	8.7%

Network Power sales were $1.2 billion in the third quarter, a decrease of $269 million or 18 percent, reflecting the Artesyn divestiture, which subtracted 20 percent ($287 million). Underlying sales increased 2 percent ($22 million) as 3 percent higher volume was partially offset by 1 percent lower price. Foreign currency translation deducted $4 million. Growth was led by the telecommunications-related power business and by a large European data center solutions project. A decrease in the thermal management business partially offset the increase. The uninterruptible power supplies and power switching businesses were effectively flat. Underlying sales were up 2 percent in the U.S., 10 percent in Europe and 6 percent in Asia. Latin America was down 22 percent, Middle East/Africa was down 16 percent and Canada was flat. Earnings decreased $15 million, or 12 percent, as the divestiture contributed $16 million to earnings in the prior year, negatively impacting the comparison by 13 percentage points. The divestiture of the lower margin Artesyn business increased the margin 60 basis points. Lower price and other costs were offset by materials cost containment and reduced rationalization expense of $9 million.

Climate Technologies

Three Months Ended June 30	2013	2014	Change
(dollars in millions)

Sales	$1,119	1,191	6%
Earnings	$235	250	7%
Margin	21.0%	21.0%

Climate Technologies sales were $1.2 billion in the third quarter, an increase of $72 million or 6 percent. Underlying sales increased 6 percent ($71 million) on 7 percent higher volume slightly offset by 1 percent lower price. Foreign currency translation added $1 million. The global refrigeration and solutions businesses had strong growth and air conditioning was up moderately, on strength in the U.S., Europe and Asia. Temperature sensors and controls were up moderately. Underlying sales increased 4 percent in the U.S., 9 percent in Europe and in Asia, on 16 percent growth in China. Latin America was up 16 percent, Canada was up 13 percent and Middle East/Africa was up 2 percent. Earnings increased $15 million on volume and resulting leverage, partially offset by unfavorable mix. Lower pricing was more than offset by materials cost containment.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Commercial & Residential Solutions

Three Months Ended June 30	2013	2014	Change
(dollars in millions)

Sales	$472	492	4%
Earnings	$96	108	12%
Margin	20.4%	22.1%

Commercial & Residential Solutions sales were $492 million in the third quarter, an increase of $20 million, or 4 percent, on 3 percent higher volume as markets recovered from harsh winter weather in North America during the second quarter, and 1 percent higher price. The residential storage and professional tools businesses had solid growth, while wet/dry vacuums and food waste disposers grew modestly. The commercial storage business declined modestly. Sales increased 4 percent in both the U.S. and internationally. Earnings increased $12 million and margin increased 170 basis points on the higher volume and price, and lower rationalization expense of $2 million.

RESULTS OF OPERATIONS

Following is an analysis of the Company’s operating results for the nine months ended June 30, 2014, compared with the nine months ended June 30, 2013.

Nine Months Ended June 30	2013	2014	Change
(dollars in millions, except per share amounts)

Net sales	$17,857	17,730	(1)%
Gross profit	$7,148	7,269	2%
Percent of sales	40.0%	41.0%
SG&A	$4,216	4,262
Percent of sales	23.6%	24.0%
Goodwill impairment	$503	—
Other deductions, net	$252	328
Interest expense, net	$162	147
Earnings before income taxes	$2,015	2,532	26%
Percent of sales	11.3%	14.3%
Net earnings common stockholders	$1,209	1,737	44%
Percent of sales	6.8%	9.8%

Diluted earnings per share	$1.66	2.45	48%

Net sales for the first nine months of 2014 were $17,730 million, a decrease of $127 million, or 1 percent compared with $17,857 million in 2013 and due to the divestiture, which deducted 5 percent ($767 million). Underlying sales increased 3 percent ($448 million) on volume gains, acquisitions added 1 percent ($220 million) and foreign currency translation was $28 million unfavorable. Underlying sales increased 3 percent in the U.S. and 2 percent internationally. Underlying sales increased 2 percent in Europe, 5 percent in Asia (China up 10 percent) and 1 percent in Latin America. Middle East/Africa was down 4 percent and Canada was down 2 percent. Sales for Process Management were up $368 million, or 6 percent, aided by acquisitions, and Climate Technologies was up $159 million, or 6 percent. Network Power decreased $735 million, or 17 percent, due to the divestiture.

Cost of sales for 2014 were $10,461 million, a decrease of $248 million versus $10,709 million in 2013, largely due to the divestiture, partially offset by higher costs associated with increased volume, including acquisitions. Gross profit margin was 41.0 percent for 2014, versus 40.0 percent for 2013. The increase is due to a 0.7 percentage point favorable comparative impact from the divestiture, materials cost containment, cost reduction savings and lower pension. Unfavorable mix and lower price partially offset the increase.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

SG&A expenses of $4,262 million increased $46 million compared with prior year, primarily reflecting costs associated with increased volume, partially offset by the divestiture and lower incentive stock compensation expense of $24 million. SG&A as a percent of sales of 24.0 percent in 2014 increased 0.4 percentage points versus 2013. The divestiture had an unfavorable 0.3 percentage point impact on the comparison.

In the third quarter of 2013, the Company recorded a noncash, pretax impairment charge of $503 million related to the Artesyn business. See Note 11. Other deductions, net were $328 million in 2014, an increase of $76 million. The increase primarily reflects a $34 million loss from the Artesyn equity investment in the second quarter, unfavorable foreign currency transactions of $23 million versus 2013 and a China research incentive credit of $13 million in the prior year, partially offset by a $20 million decrease in rationalization expense. See Notes 8 and 9.

Pretax earnings of $2,532 million increased $517 million, or 26 percent, primarily due to the goodwill impairment charge in 2013, which affects the comparison 25 percentage points. Year-to-date segment results increased slightly, with earnings increases of $32 million in Climate Technologies, $23 million in Process Management and $16 million in Commercial & Residential Solutions, partially offset by a decrease of $52 million in Network Power due largely to the divestiture.

Income taxes were $763 million for 2014 and $757 million for 2013, resulting in effective tax rates of 30 percent and 38 percent, respectively. The current year effective tax rate benefited approximately 2 percentage points from certain items, including 1 percentage point each from the divestiture and the disposal of an investment. The higher effective tax rate for the prior year was the result of an 8 percentage point unfavorable impact from the impairment and net tax charges.

Net earnings common stockholders for 2014 were $1,737 million, up 44 percent, compared to $1,209 million in 2013. Earnings per share were $2.45, up 48 percent, compared to $1.66 in prior year. The increases in earnings and earnings per share reflect the $508 million, or $0.70 per share Artesyn charges in the prior year which aided comparisons 43 percent and 44 percent, respectively. Additionally, the Artesyn equity investment loss deducted $34 million from current year earnings, $(0.03) per share. Earnings in 2014 also benefited from lower noncontrolling interests in earnings of subsidiaries. Earnings per share benefited from purchases of common stock for treasury.

BUSINESS SEGMENTS
Following is an analysis of operating results for the Company’s business segments for the nine months ended June 30, 2014, compared with the nine months ended June 30, 2013. The Company defines segment earnings as earnings before interest and taxes.

Process Management

Nine Months Ended June 30	2013	2014	Change
(dollars in millions)

Sales	$6,098	6,466	6%
Earnings	$1,206	1,229	2%
Margin	19.8%	19.0%

Process Management sales were $6.5 billion for the first nine months of 2014, an increase of $368 million or 6 percent, on continued energy and chemical end market demand and acquisitions. Underlying sales increased 3 percent ($171 million) on volume growth, acquisitions added 4 percent ($220 million) and foreign currency translation deducted less than 1 percent ($23 million). The systems and solutions business had solid growth and the measurement devices business was up modestly. Growth in final control was due to the Virgo and Enardo acquisitions. Underlying sales increased 8 percent in the U.S., 4 percent in Europe, and 3 percent in Asia on 10 percent growth in China. Sales decreased 2 percent in Latin America, 8 percent in Middle East/Africa and 4 percent in Canada. Earnings increased $23 million on volume, including acquisitions and cost reduction actions.The increase was partially offset by unfavorable foreign currency transactions of $26 million, mix and other costs, which resulted in a margin decline of 80 basis points.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Industrial Automation

Nine Months Ended June 30	2013	2014	Change
(dollars in millions)

Sales	$3,627	3,670	1%
Earnings	$556	563	1%
Margin	15.3%	15.3%

Industrial Automation sales were $3.7 billion for the first nine months of 2014, an increase of $43 million or 1 percent. Underlying sales increased 0.5 percent ($19 million) as higher volume more than offset lower price. Foreign currency translation added 0.5 percent ($24 million). Growth in the electrical distribution, fluid automation, materials joining and motors and drives businesses was offset by declines in the power transmission and power generating alternators businesses. Underlying sales increased 1 percent in the U.S. and decreased 3 percent in Europe. Asia was up 5 percent on 10 percent growth in China. Sales were up 5 percent in Latin America and 7 percent in Middle East/Africa, while sales in Canada were down 3 percent. Earnings increased 1 percent and margin was flat, reflecting lower rationalization expense of $17 million, largely offset by higher warranty and mix. Materials cost containment more than offset lower pricing.
Network Power

Nine Months Ended June 30	2013	2014	Change
(dollars in millions)

Sales	$4,446	3,711	(17)%
Earnings	$338	286	(15)%
Margin	7.6%	7.7%

Network Power sales were $3.7 billion for the first nine months of 2014, a decrease of $735 million, or 17 percent, reflecting the divestiture which subtracted 18 percent ($767 million). Underlying sales increased 2 percent ($60 million) as 3 percent higher volume was partially offset by 1 percent lower price. Foreign currency translation subtracted 1 percent ($28 million). Strong growth in the telecommunications-related power business and a large data center project led the slight increase in underlying sales. Decreases in thermal management partially offset the increase. Underlying sales increased 2 percent in the U.S., 2 percent in Europe and 5 percent in Asia. Sales were down 8 percent in Latin America, up 1 percent in Middle East/Africa and up 3 percent in Canada. Earnings decreased $52 million, or 15 percent, as lower Artesyn earnings of $30 million and a $13 million research credit in the prior year negatively impacted the comparison 13 percentage points. The divestiture of the lower margin Artesyn business, net of the research credit, favorably impacted the margin comparison 40 basis points. Lower price and other costs were offset by materials cost containment and reduced rationalization expense of $8 million.

Climate Technologies

Nine Months Ended June 30	2013	2014	Change
(dollars in millions)

Sales	$2,859	3,018	6%
Earnings	$511	543	6%
Margin	17.9%	18.0%

Climate Technologies sales were $3.0 billion for the first nine months of 2014, an increase of $159 million or 6 percent. Underlying sales also increased 6 percent ($160 million), on higher volume. Foreign currency translation subtracted $1 million. The global refrigeration and solutions businesses had strong growth and air conditioning increased modestly, on growth in the U.S., Europe and Asia. Temperature sensors and controls had solid growth. Overall, underlying sales were up 2 percent in the U.S., 6 percent in Europe and 11 percent in Asia (China up 19 percent). Sales increased 20 percent in Latin America, 1 percent in Middle East/Africa and 2 percent in Canada. Earnings increased $32 million and margin increased 10 basis points on volume and materials cost containment, partially offset by unfavorable mix and a $9 million increase in rationalization expense.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Commercial & Residential Solutions

Nine Months Ended June 30	2013	2014	Change
(dollars in millions)

Sales	$1,382	1,418	3%
Earnings	$291	307	5%
Margin	21.1%	21.7%

Commercial & Residential Solutions sales were $1.4 billion for the first nine months of 2014, an increase of $36 million, or 3 percent, on higher volume. The sales increase was led by strong growth in professional tools and a solid increase in food waste disposers. The wet/dry vacuums business was up modestly, while sales decreased for both residential and commercial storage. Sales increased 2 percent in the U.S. and 6 percent internationally. Earnings increased $16 million and margin increased 60 basis points, reflecting higher volume and a $5 million decrease in rationalization expense, partially offset by unfavorable mix.

FINANCIAL CONDITION

Key elements of the Company's financial condition for the nine months ended June 30, 2014 as compared to the year ended September 30, 2013.

	Sept 30, 2013		June 30, 2014
Working capital (in millions)	$3,374		2,280
Current ratio	1.4		1.3
Total debt-to-total capital	34.8%		37.7%
Net debt-to-net capital	18.3%		24.4%
Interest coverage ratio	14.6	X	16.3X
The Company's interest coverage ratio (earnings before income taxes plus interest expense, divided by interest expense) of 16.3X for the first nine months of 2014 compares to 12.6X for the first nine months of 2013. The increase is due to higher pretax earnings, partially attributed to the Artesyn goodwill impairment charge in the prior year, which negatively impacted the ratio by 2.9X, and lower interest expense.
Cash provided by operating activities of $2,284 million increased $81 million, or 4 percent, compared with $2,203 million in the prior year, primarily due to a smaller increase in working capital. Operating cash flow funded capital expenditures of $573 million, dividends of $910 million and purchases of common stock. Total common stock purchases of $783 million were supported by proceeds of $264 million from the Artesyn divestiture. Full year purchases of common stock are expected to approximate $1 billion, including use of proceeds from the divestiture of the connectivity solutions business. Cash on hand and a $1,133 million increase in short-term borrowings funded acquisitions of $610 million, the purchase of the noncontrolling interest in Appleton Group for $574 million, and principal payments on long-term debt of $323 million. For the first nine months of 2014, free cash flow of $1,711 million (operating cash flow of $2,284 million less capital expenditures of $573 million) was down $55 million, due to increased capital spending, compared to 2013 free cash flow of $1,766 million (operating cash flow of $2,203 million less capital expenditures of $437 million).

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

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

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
FISCAL 2014 OUTLOOK
The global macroeconomic environment continues to show gradual but uneven improvement, as uncertainty persists in some markets. Orders trends are expected to improve modestly in the fourth quarter, to between 5 and 7 percent underlying growth, led by better conditions in emerging markets and firming demand in the U.S. Strengthening in North America, anticipated recovery in Asia and record backlog continue to support solid growth expectations for Process Management. Industrial Automation end markets continue to slowly improve, although with uneven economic trends and demand, especially in Europe and the Middle East. Backlog strength and improving market conditions support modest growth expectations for Network Power. Climate Technologies expects continued favorable global market conditions, led by improvement in U.S. air conditioning demand. Improvement in U.S. residential and commercial construction markets support continued near term momentum in Commercial & Residential Solutions. The slower than expected economic environment to date is expected to result in fiscal 2014 financial performance trending to the low end of previously communicated expectations of 3 to 5 percent underlying sales growth (excluding (4) percent from completed acquisitions and the divestitures of Artesyn and the connectivity solutions business), (1) to 1 percent net sales change, and earnings per share of $3.68 to $3.80. Strong cash generation year-to-date supports the outlook for operating cash flow of approximately $3.5 billion.
Statements in this report that are not strictly historical may be "forward-looking" statements, which involve risks and uncertainties, and Emerson undertakes no obligation to update any such statements to reflect later developments. These risks and uncertainties include economic and currency conditions, market demand, pricing, protection of intellectual property, and competitive and technological factors, among others, which are set forth in the “Risk Factors” of Part I, Item 1, and the "Safe Harbor Statement" of Exhibit 13, to the Company's Annual Report on Form 10-K for the year ended September 30, 2013, which are hereby incorporated by reference.

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

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities (shares in 000s).

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2014	—	$0.00	—	56,094
May 2014	1,280	$66.71	1,280	54,814
June 2014	1,560	$67.21	1,560	53,254
Total	2,840	$66.99	2,840	53,254

The Company’s Board of Directors authorized the purchase of up to 70 million shares of common stock under a May 2013 program.

Item 6. Exhibits

(a) Exhibits (Listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

10.1	Credit Agreement dated as of April 30, 2014, incorporated by reference to Emerson Electric Co. Form 8-K dated April 30, 2014 and filed May 2, 2014, Exhibit 10.1.

12	Ratio of Earnings to Fixed Charges.

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

101
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the three and nine months ended June 30, 2013 and 2014, (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2013 and 2014, (iii) Consolidated Balance Sheets at September 30, 2013 and June 30, 2014, (iv) Consolidated Statements of Cash Flows for the nine months ended June 30, 2013 and 2014, and (v) Notes to Consolidated Financial Statements for the three and nine months ended June 30, 2014.

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
August 6, 2014

INDEX TO EXHIBITS

Exhibit No.	Exhibit

12	Ratio of Earnings to Fixed Charges.

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

101
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the three and nine months ended June 30, 2013 and 2014, (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2013 and 2014, (iii) Consolidated Balance Sheets at September 30, 2013 and June 30, 2014, (iv) Consolidated Statements of Cash Flows for the nine months ended June 30, 2013 and 2014, and (v) Notes to Consolidated Financial Statements for the three and nine months ended June 30, 2014.