Form 10-K
period 2014-09-30
EMERSON ELECTRIC CO
filed 2014-11-19
CIK 32604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014

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
Yes ☐ No ☒

Aggregate market value of the voting stock held by nonaffiliates of the registrant as of close of business on March 31, 2014: $46.6 billion.

Common stock outstanding at October 31, 2014: 693,634,810 shares.

Documents Incorporated by Reference

1.	Portions of Emerson Electric Co. 2014 Annual Report to Stockholders for the year ended September 30, 2014 incorporated by reference into Parts I and II hereof.

2.	Portions of Emerson Electric Co. Notice of 2015 Annual Meeting of Stockholders and Proxy Statement incorporated by reference into Part III hereof.

PART I

ITEM 1 - BUSINESS

Emerson (“the Company”) was incorporated in Missouri in 1890, and has evolved through internal growth and strategic acquisitions from a regional manufacturer of electric motors and fans into a diversified global leader in bringing technology and engineering together to provide innovative solutions for customers in a wide range of industrial, commercial and consumer markets around the world.

Emerson is organized into the five business segments described below, based on the nature of the products and services rendered:

•	Process Management - provides measurement, control and diagnostic capabilities for automated industrial processes producing items such as fuels, chemicals, foods, medicines and power.

•	Industrial Automation - brings integrated manufacturing solutions to diverse industries worldwide.

•
Network Power - provides power conditioning and reliability, and environmental control to help keep telecommunication systems, data networks and other critical business applications operating continuously.

•	Climate Technologies - enhances household and commercial comfort, as well as food safety and energy efficiency, through air conditioning and refrigeration technology.

•	Commercial & Residential Solutions - provides tools for professionals and homeowners, residential and commercial storage systems, and appliance solutions.

Sales, earnings before interest and income taxes, and total assets attributable to each business segment for the three years ended September 30, 2014, are set forth in Note 17 of Notes to Consolidated Financial Statements of the 2014 Annual Report, which note is hereby incorporated by reference. Sales by segment in 2014, as a percentage of total Emerson, were: Process Management, 36 percent; Industrial Automation, 20 percent; Network Power, 20 percent; Climate Technologies, 16 percent; and Commercial & Residential Solutions, 8 percent. Total Emerson sales by geographic destination in 2014 were: the United States and Canada, 46 percent; Asia, 22 percent; Europe, 20 percent; Latin America, 6 percent; and Middle East/Africa, 6 percent. Information with respect to acquisition and divestiture activities and rationalization of operations is set forth in Notes 3 and 5 of Notes to Consolidated Financial Statements of the 2014 Annual Report, which notes are hereby incorporated by reference.

PROCESS MANAGEMENT

The Process Management segment offers customers products and technology, and engineering, project management and consulting services for precision measurement, control, monitoring, asset optimization, and safety and reliability of oil and gas reservoirs and plants that process or treat various items.  The Company’s array of products and services helps customers optimize their plant capabilities in the areas of plant safety and reliability, product quality and output efficiency. Significant end markets served include oil and gas, refining, chemicals and power generation, as well as pharmaceuticals, food and beverages, pulp and paper, metals and mining, and municipal water supplies. Sales by geographic destination in 2014 for Process Management were: the United States and Canada, 39 percent; Asia, 24 percent; Europe, 19 percent; Latin America, 8 percent; and Middle East/Africa, 10 percent.

Process Management Systems and Software

Process Management systems and software control plant processes by collecting and analyzing information from measurement devices in the plant, and then using that information to adjust valves, pumps, motors, drives and other control hardware for maximum product quality and process efficiency. Software capabilities also include upstream oil and gas reservoir simulation and modeling for production optimization. The Company’s process control systems can be extended wirelessly to support a mobile workforce with handheld tools/communicators, provide site-wide location tracking of people and assets, and enable video monitoring and communication with wireless field devices, thereby increasing the information available to operators.

Measurement and Analytical Instrumentation

Measurement instrumentation measures the physical properties of liquids or gases in a process stream, such as pressure, temperature, level, rate and amount of flow, and communicates this information to a process control system. Measurement technologies provided by the Company include Coriolis direct mass flow, magnetic flow, vortex flow, ultrasonic flow, differential pressure, ultra-low flow fluid measurement, temperature sensors, radar-based tank gauging and magnetic level gauging. The Company’s measurement products are also often used in custody transfer applications, such as the transfer of gasoline from a storage tank to a tanker truck, where precise metering of the amount of fluid transferred helps ensure accurate asset management. Complementary products include onshore and subsea multi-phase meters, wetgas meters, downhole gauges and corrosion/erosion measuring instruments.

Analytical instrumentation analyzes the chemical composition of process fluids and emissions to enhance quality and efficiency, as well as environmental compliance. The Company’s analytical technologies include process gas chromatographs, in-situ oxygen analyzers, infrared gas and process fluid analyzers, combustion analyzers and systems, and analyzers that measure pH, conductivity and water quality. The Company provides sensors to detect combustible and toxic gases, and flames. These devices support the safety of both people and process plant assets.

These same technologies are also available with wireless communication capability, allowing customers to monitor processes or equipment that were previously not measurable (remote, moving/rotating) or not economical to measure due to the high cost and difficulty of running wires in industrial process plants.

Valves, Actuators and Regulators

Control valves respond to commands from a control system to continuously and precisely modulate the flow of process fluids to provide maximum process efficiency and product quality. Engineered on/off valves are typically used to achieve tight shutoff, even in high pressure and temperature processes. The Company designs, engineers and manufactures ball valves, sliding stem valves, rotary valves, high performance butterfly valves and severe service valves for critical applications, and related valve actuators and controllers. The Company provides a line of industrial and residential regulators, whose function is to reduce the pressure of fluids moving from high-pressure supply lines into lower pressure systems, and also manufactures tank and terminal safety equipment, including hatches, vent pressure and vacuum relief valves, and flame arrestors for storage tanks in the oil and gas, petrochemical, refining and other process industries.
®
PlantWeb Digital Plant Architecture

PlantWeb digital plant architecture combines the technologies described above with the advantages of “intelligent” plant devices (valves and measurement instruments with advanced diagnostic capabilities), open communication standards (nonproprietary wired and wireless digital protocols allowing the plant devices and the control system to “talk” with one another) and integrated modular software, not only to better control the process but also to collect and analyze valuable information about those processes and the plant assets. This capability gives customers the ability to detect or predict changes in equipment and process performance and the associated impact on plant operations. PlantWeb architecture provides customers the insight to improve plant availability and safety, and also furnishes a platform to continually improve asset management and standards compliance, and to reduce startup, operating and maintenance costs.

Industry Services and Solutions

Process Management’s array of process automation and asset optimization services improve automation project implementation time and costs, increase process availability and productivity, and reduce the total cost of ownership. Reliability consulting services help process plant owners and operators improve plant availability through implementation of on-site and corporate-wide reliability programs. Through proven project methodologies and deep knowledge of plant assets, the Company helps industrial plants to improve safety, increase plant uptime and reduce maintenance costs. The Company’s Global Industry Centers offer engineering and project management services to help customers extract maximum performance and reliability from their process equipment and automation assets. These Centers serve industries such as oil and gas, pulp and paper, chemicals, power, food and beverage, and life sciences. They also assist customers in diagnosing equipment problems and plant inefficiencies.

Distribution

The principal worldwide distribution channel for Process Management is a direct sales force, although a network of independent sales representatives, and to a lesser extent independent distributors purchasing products for resale, are also utilized. Approximately half of the sales in the United States are made through a direct sales force with the remainder primarily through independent sales representatives. In Europe and Asia, sales are primarily made through a direct sales force with the remainder split evenly between independent sales representatives and distributors.

Brands

Service/trademarks and trade names within Process Management include Emerson Process Management, AMS Suite, Baumann, Bettis, Bristol, CSI, Damcos, Daniel, DeltaV, EIM, El-O-Matic, Fisher, Go Switch, Guardian, Micro Motion, Net Safety, Ovation, PlantWeb, ROC, Rosemount, Roxar, Smart Process, SureService, Tescom, TopWorx and Valvetop.

INDUSTRIAL AUTOMATION

The Industrial Automation segment provides integrated manufacturing solutions to its customers at the source of manufacturing their own products. Products include motors, drives, power generating alternators, fluid controls, electrical distribution devices, materials joining equipment and power transmission solutions. Through these offerings, the Company brings technology and enhanced quality to its customers' final products. Sales by geographic destination in 2014 for Industrial Automation were: the United States and Canada, 41 percent; Asia, 17 percent; Europe, 34 percent; Latin America, 4 percent; and Middle East/Africa, 4 percent.

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

Power Generation

Power generation products include low, medium and high voltage alternators for use in diesel and gas powered generator sets, as well as high frequency alternators, AC motor/generator sets, traction generators, wind power generators, wind turbine pitch control systems and solar photovoltaic converters.

Fluid Power and Control

These products control and power the flow of fluids (liquids and gases) in manufacturing operations such as automobile assembly, food processing, textile manufacturing and petrochemical processing. Products include solenoid and pneumatic valves, valve position indicators, pneumatic cylinders, air preparation equipment, and pressure, vacuum and temperature switches.

Electrical Distribution

Electrical distribution consists of a broad line of components for current- and noncurrent-carrying electrical distribution devices, including conduit and cable fittings, plugs and other receptacles, industrial lighting, enclosures and controls. Products are used in hazardous, industrial, commercial and construction environments, such as oil and gas drilling and production sites, pulp and paper mills and petrochemical plants.

Materials Joining and Precision Cleaning

The Company supplies plastic and metal joining technologies and equipment to a diversified manufacturing customer base, including automotive, medical devices and toys. The Company also provides precision cleaning and liquid processing solutions to industrial and commercial manufacturers. Products include ultrasonic joining and cleaning equipment; linear and orbital vibration welding equipment; systems for hot plate, spin and laser welding equipment; and aqueous, semi-aqueous and vapor cleaning systems.

Power Transmission

Power transmission products include belt and chain drives, helical and worm gearing, mounted and unmounted bearings, couplings, modular plastic belts and conveying chains and components. They are used to transmit power mechanically, provide anti-friction support or to enable automated materials handling in a wide variety of industrial and commercial applications. Product design and application experience enable the Company to provide both standard and customized automation and power transmission solutions to its customers.

Distribution

On a worldwide basis, the primary distribution channel for Industrial Automation is through direct sales forces, including to original equipment manufacturers. Independent distributors constitute the next significant sales channel, mostly to reach end users. To a lesser extent, independent sales representatives are utilized, particularly for electrical distribution products in the United States.

Brands

Service/trademarks and trade names within Industrial Automation include Emerson Industrial Automation, Appleton, ASCO, ASCO Joucomatic, ASCO Numatics, Branson Ultrasonics, Browning, Control Techniques, Jaure, Kato Engineering, Kop-Flex, Leroy Somer, McGill, Morse, Nutsteel, O-Z/Gedney, Power Transmission Solutions, Rollway, Sealmaster, SSB Wind Systems, System Plast and Trident.

NETWORK POWER

The Network Power segment designs, manufactures, installs and maintains products providing “grid-to-chip” electric power conditioning, power reliability and environmental control for telecommunications networks, data centers and other critical applications, and also provides comprehensive data center infrastructure management solutions. Products in this segment include critical power systems, uninterruptible power systems, thermal management, integrated data center control devices, software, monitoring and 24-hour service. Sales by geographic destination in 2014 for Network Power were: the United States and Canada, 42 percent; Asia, 29 percent; Europe, 19 percent; Latin America, 6 percent; and Middle East/Africa, 4 percent.

Critical Power Systems

Critical power technology provides reliable power systems which automatically transfer critical application loads from a utility to emergency backup generators in the event of a blackout or brownout. Products include automatic transfer switches, load banks, surge protection, field services, paralleling and synchronizing gear, and related distribution equipment and control systems.

Uninterruptible Power Systems

Uninterruptible AC and DC power systems provide reliable, conditioned power to telecommunication networks, data centers and other critical equipment in the event of blackouts or line surges and spikes. Products range from stand-alone desktop solutions to complete systems incorporating rectifiers, inverters, power distribution units, surge protection, batteries and system supervision.

Thermal Management

Thermal management equipment provides efficient, reliable and cost effective management of heat in mission- critical facilities.  Applications include data center and telecom sites ranging from small network closets, to computer rooms, to hyperscale sized facilities.  Additionally, the thermal management portfolio spans a variety of offerings, including chilled water, direct expansion and evaporative equipment, software, and controls.

Data Center Infrastructure Management

The Company provides comprehensive data center management solutions through server access technologies that enable access, monitoring and control of the information technology infrastructure and provide linkage with data center operations.

Service and Site Operations

Network Power staffs Customer Resolution Centers in more than 30 countries and deploys field service personnel worldwide to assist customers in managing their critical infrastructure. Services include on-site operations management, energy consumption monitoring, preventive maintenance, electrical testing, remote monitoring and management, and 24-hour service capability.

Distribution

Network Power segment sales are primarily through worldwide direct sales forces, particularly in Europe and Asia. The remainder of sales are handled by independent sales representatives, particularly in the United States, and independent distributors.

Brands

Service/trademarks and trade names within Network Power include Emerson Network Power, Aperture, ASCO Power Technologies, Avocent, Chloride, Knürr, Liebert, Liebert Services, NetXtend and Netsure.

CLIMATE TECHNOLOGIES

The Climate Technologies segment provides products and services for all areas of the climate control industry, including residential heating and cooling, commercial air conditioning, and commercial and industrial refrigeration. The Company's technologies enable homeowners and businesses to better manage their heating, air conditioning and refrigeration systems for improved control and lower energy costs. Climate Technologies also provides services that digitally control and remotely monitor refrigeration units in grocery stores and other food distribution outlets to enhance food freshness and safety. Sales by geographic destination in 2014 for Climate Technologies were: the United States and Canada, 53 percent; Asia, 24 percent; Europe, 12 percent; Latin America, 7 percent; and Middle East/Africa, 4 percent.

Residential and Commercial Heating and Air Conditioning

The Company provides a full range of heating and air conditioning products that help reduce operational and energy costs and create comfortable environments in all types of buildings. These products include reciprocating and scroll air conditioning compressors, including ultra-efficient residential scroll compressors with two stages of cooling capacity, as well as variable speed scroll compressors; system protector and flow control devices; standard, programmable and Wi-Fi thermostats; monitoring equipment and electronic controls for gas and electric heating systems; gas valves for furnaces and water heaters; ignition systems for furnaces; sensors and thermistors for home appliances; and temperature sensors and controls.

Commercial and Industrial Refrigeration

The Company's technology is incorporated into equipment to refrigerate food and beverages in supermarkets, convenience stores, food service operations, refrigerated trucks and refrigerated marine transport containers. Climate Technologies refrigeration products are also used in a wide variety of industrial applications, including medical applications, food processing and cold storage. Products include reciprocating, scroll and screw compressors; precision flow controls; system diagnostics and controls that provide precise temperature management; and environmental control systems.

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

Brands

Service/trademarks and trade names within the Climate Technologies segment include Emerson Climate Technologies, Control Products, Clive Samuels & Associates, Computer Process Controls, Copeland, Design Services Network, Dixell, Emerson Climate Technologies Distribution Services, Emerson Climate Technologies Educational Services, Emerson Climate Technologies Retail Services, Fusite, Therm-O-Disc, Vilter and White-Rodgers.

COMMERCIAL & RESIDENTIAL SOLUTIONS

The Company’s Commercial & Residential Solutions segment includes a broad range of tools, storage products and appliance solutions. Sales by geographic destination in 2014 for this segment were: the United States and Canada, 83 percent; Asia, 4 percent; Europe, 8 percent; Latin America, 3 percent; and Middle East/Africa, 2 percent.

Professional and Do-It-Yourself Tools

Pipe-working tools are used by plumbing and mechanical professionals to install and repair piping systems. Products include pipe wrenches, pipe cutters, pipe threading and roll grooving equipment, mechanical crimping tube joining systems, drain cleaners, tubing tools, and diagnostic systems, including closed-circuit television pipe inspection and locating equipment. Other professional tools include water jetters, wet-dry vacuums, commercial vacuums and bolt cutters. Do-it-yourself tools, available at home improvement retail outlets, include drain cleaning equipment, pipe and tube working tools, and wet-dry vacuums.

Storage Solutions

The Company provides a wide variety of freestanding, fixed and mobile storage products for residential, commercial, health care and food service applications. Products for the home include shelving systems, cabinet and closet organizers, home office storage, and drawer systems and containers, available in wire, stainless steel and laminate. Commercial storage solutions include storage and display shelving, stock-picking and kitting carts, cabinets, totes, bins, workstations, and merchandising and inventory storage racks. Products provided to the health care industry assist in medical response and treatment, including emergency and operating room carts, medication carts, polymer and wire shelving systems, and sterile worktables. The Company’s food service equipment helps meet the storage needs of the food service and hospitality industries, and includes polymer and wire storage systems, busing carts, pan and tray racks, transport carts and workstations.

Appliance Solutions

The Company provides a number of appliance solutions, including residential and commercial food waste disposers, ceiling fans, instant hot water dispensers and compact electric water heaters.

Distribution

The principal worldwide distribution channels for Commercial & Residential Solutions are distributors and direct sales forces. Professional tools are sold worldwide almost exclusively through distributors. Independent sales representatives are utilized to a lesser extent, particularly for storage solutions. Appliance solutions are sold through direct sales force networks and distributors. Approximately one-third of this segment's sales are made to a small number of big box retailers.

Brands

Service/trademarks and trade names within the Commercial & Residential Solutions segment include Emerson, Emerson Appliance Solutions, Emerson Professional Tools, Emerson Storage Solutions, ClosetMaid, Flo Healthcare, InSinkErator, Lionville, MedDispense, METRO, ProTeam and RIDGID.

PRODUCTION

The Company utilizes various production operations and methods. The principal production operations are electronics assembly, metal stamping, forming, casting, machining, welding, plating, heat treating, painting and assembly. In addition, the Company uses specialized production operations, including automatic and semiautomatic testing, automated material handling and storage, ferrous and nonferrous machining, and special furnaces for heat treating and foundry applications. Management believes the equipment, machinery and tooling used in these processes are of modern design and well maintained.

RAW MATERIALS

The Company's major requirements for basic raw materials include steel, copper, cast iron, electronics, rare earth metals, aluminum and brass; and to a lesser extent, plastics and other petroleum-based chemicals. The Company seeks to have many sources of supply for each of its major requirements in order to avoid significant dependence on any one or a few suppliers. However, the supply of materials or other items could be disrupted by natural disasters or other events. Despite market price volatility for certain requirements and materials pricing pressures at some of our businesses, the raw materials and various purchased components needed for the Company’s products have generally been available in sufficient quantities.

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

BACKLOG

The Company’s estimated consolidated order backlog was $6,714 million and $6,289 million at September 30, 2014 and 2013, respectively. The vast majority of the consolidated backlog as of September 30, 2014 is expected to be shipped within one year. Estimated backlog by business segment at September 30, 2014 and 2013 follows (dollars in millions):

	2013	2014
Process Management	$3,719	4,141
Industrial Automation	597	646
Network Power	1,526	1,368
Climate Technologies	351	452
Commercial & Residential Solutions	96	107
Total Backlog	$6,289	6,714

COMPETITION

The Company's businesses operate in end markets that are highly competitive. The Company competes based on product performance, quality, service and/or price across the industries and markets served. A significant element of the Company's competitive strategy is to deliver solutions to our customers by manufacturing high-quality products at the best relevant global cost. Although no single company competes directly with Emerson in all of the Company's product lines, various companies compete in one or more product lines with the number of competitors varying by product line. Some competitors have substantially greater sales, assets and financial resources than Emerson and the Company also competes with many smaller companies. Management believes Emerson has a market leadership position in many of its product lines.

RESEARCH AND DEVELOPMENT

Costs associated with Company-sponsored research and development activities were $541 million, $576 million and $547 million in 2014, 2013 and 2012, respectively.

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

EMPLOYEES

The Company and its subsidiaries had an average of approximately 115,100 employees during 2014. Management believes that the Company's employee relations are favorable. Some of the Company's employees are represented under collective bargaining agreements, but none of these agreements is considered significant. See Note 5 of Notes to Consolidated Financial Statements of the 2014 Annual Report, which note is hereby incorporated by reference, for further information.

DOMESTIC AND FOREIGN OPERATIONS

International sales were $14,227 million in 2014, $14,669 million in 2013 and $14,376 million in 2012, including U.S. exports of $1,396 million, $1,604 million and $1,579 million in 2014, 2013 and 2012, respectively. Although there are additional risks attendant to foreign operations, such as possible nationalization of facilities, currency fluctuations and restrictions on the movement of funds, the Company's financial position has not been materially affected thereby to date. See Note 17 of Notes to Consolidated Financial Statements of the 2014 Annual Report, which note is hereby incorporated by reference, for further information with respect to foreign operations.

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

We Operate in Businesses That Are Subject to Competitive Pressures That Could Affect Prices or Demand for Our Products

Our businesses operate in markets that are highly competitive, and we compete on the basis of product performance, quality, service and/or price across the industries and markets served. A significant element of our competitive strategy is to deliver solutions to our customers by manufacturing high-quality products at the best relevant global cost. Various companies compete with us in one or more product lines and the number of competitors varies by product line. Some of our competitors have substantially greater sales, assets and financial resources than our Company and we also compete with many smaller companies. Competitive pressures could adversely affect prices or customer demand for our products, impacting our sales or profit margins, and/or resulting in a loss of market share.

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

We Engage in Acquisitions, and May Encounter Difficulties in Integrating These Businesses and Therefore We May Not Realize the Anticipated Benefits of the Acquisitions

We regularly seek growth through strategic acquisitions. In 2014 and in past years, we have made various acquisitions and entered into joint venture arrangements intended to complement or expand our business, and may continue to do so in the future (see Note 3 of Notes to Consolidated Financial Statements of the 2014 Annual Report, which note is hereby incorporated by reference). The success of these transactions will depend on our ability to integrate assets and personnel acquired in these transactions and to cooperate with our strategic partners. We may encounter difficulties in integrating acquisitions with our operations, and in managing strategic investments.

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

Our Substantial Sales Abroad Subject Us to Economic Risk as Our Results of Operations May Be Adversely Affected by Foreign Currency Fluctuations and Changes in Local Government Regulations and Policies

We sell, manufacture, engineer and purchase products in overseas markets and a significant portion of our sales occur in mature and emerging markets outside the United States. We expect sales from non-U.S. markets to continue to represent a significant portion of our total sales. International sales and operations are subject to changes in local government regulations and policies, including those related to tariffs and trade barriers, investments, taxation, exchange controls and repatriation of earnings, which could adversely affect our results. Changes in the relative values of currencies occur from time to time and have affected our operating results and could do so in the future. While we monitor our exchange rate exposures and attempt to reduce this exposure through hedging activities, this risk could adversely affect our operating results.

Recessions, Adverse Market Conditions or Downturns in End Markets We Serve May Negatively Affect Our Operations

In the past, our operations have been exposed to significant volatility due to changes in general economic conditions, recessions or adverse conditions in the end markets we serve. In the future, similar changes could adversely impact overall sales, operating results and cash flows. Moreover, during economic downturns we may undertake more extensive rationalization actions and incur higher costs. If our rationalization actions are not sufficiently effective, we may not be able to achieve our anticipated operating results. In addition, these factors could lead to impairment charges for goodwill or other long-lived assets.

Access to Funding Through the Capital Markets Is Essential to the Execution of Our Business Plan and if We Are Unable to Maintain Such Access We Could Experience a Material Adverse Effect on Our Business and Financial Results

Our ability to invest in our businesses, make strategic acquisitions and refinance maturing debt obligations requires access to the capital markets and sufficient bank credit lines to support short-term borrowings. Volatility in the capital markets may increase costs associated with issuing commercial paper or other debt instruments, or affect the Company’s ability to access those markets. If we are unable to continue to access the capital markets, we could experience a material adverse effect on our business and financial results. Additionally, if our customers, suppliers or financial institutions are unable to access the capital markets to meet their commitments to the Company, our business could be adversely impacted.

Security Breaches or Disruptions of Our Information Technology Systems Could Adversely Affect Our Business

The Company utilizes a variety of information technology systems to manage and operate its businesses.  Despite the implementation of extensive security measures (including access controls, data encryption, vulnerability assessments, continuous monitoring, and maintenance of back-up and protective systems), the Company’s information technology systems are potentially vulnerable to unauthorized access, computer viruses, cyber attack and other events, ranging from individual attempts to advanced persistent threats.  Although considered unlikely, it is possible a security breach could result in theft of trade secrets or other intellectual property or disclosure of confidential customer, supplier or employee information.  Should the Company be unable to prevent security breaches, disruptions could have an adverse effect on our operations, as well as expose the Company to litigation, increased cyber security protection costs, and reputational damage.

We Are Subject to Litigation and Environmental Regulations That Could Adversely Impact Our Operating Results

We are, and may in the future be, a party to a number of legal proceedings and claims, including those involving intellectual property, product liability and environmental matters, several of which claim, or may in the future claim, significant damages. Given the inherent uncertainty of litigation, we can offer no assurance that existing litigation or a future adverse development will not have a material adverse impact. We also are subject to various laws and regulations relating to environmental protection and the discharge of materials into the environment, and we could incur substantial costs as a result of the noncompliance with or liability for cleanup or other costs or damages under environmental laws.

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

At September 30, 2014, Emerson had approximately 220 manufacturing locations worldwide, of which approximately 150 were located outside the United States, primarily in Europe and Asia, and to a lesser extent in Canada and Latin America. Manufacturing locations by business segment are: Process Management, 70; Industrial Automation, 69; Network Power, 28; Climate Technologies, 36; and Commercial & Residential Solutions, 17. The majority of the locations are owned, with the remainder occupied under lease. The Company considers its facilities suitable and adequate for the purposes for which they are used.

ITEM 3 - LEGAL PROCEEDINGS

Emerson and its subsidiaries are party to various legal proceedings, some of which claim substantial amounts of damages. It is not possible to predict the outcome of these matters, but historically the Company has been largely successful in both prosecuting and defending claims and lawsuits.

The Company believes a material adverse impact of any pending litigation is unlikely. Nevertheless, given the uncertainties of litigation, a remote possibility exists that litigation could have a material adverse impact on the Company.

The information regarding legal proceedings set forth in Note 12 of Notes to Consolidated Financial Statements of the 2014 Annual Report is hereby incorporated by reference.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information as of November 19, 2014 with respect to Emerson's executive officers. The Fiscal Year column indicates the first year the executive served as an officer of the Company. These officers have been elected or appointed to terms which expire February 3, 2015:

Name	Position	Age	Fiscal Year

D. N. Farr	Chairman of the Board and Chief Executive Officer*	59	1985

F. J. Dellaquila	Executive Vice President and Chief Financial Officer	57	1991

E. L. Monser	President and Chief Operating Officer	64	2002

S. J. Pelch	Vice President - Organization Planning and Development	50	2005

C. A. Peters	Senior Executive Vice President	59	1990

R. J. Schlueter	Vice President, Controller and Chief Accounting Officer	60	1992

F. L. Steeves	Executive Vice President, Secretary and General Counsel	60	2007

*Also chairman of the Executive Committee of the Board of Directors.

There are no family relationships among any of the executive officers and directors.

David N. Farr has been Chief Executive Officer since October 2000, was appointed Chairman of the Board in September 2004, and also served as President from November 2005 to October 2010. Frank J. Dellaquila was appointed Executive Vice President in November 2012 and Senior Vice President and Chief Financial Officer in February 2010. Prior to his current position, Mr. Dellaquila was Senior Vice President - Finance and Controller from August 2009 to February 2010 and Senior Vice President - Acquisitions and Development from 2004 to 2009. Edward L. Monser was appointed President in October 2010 and has been Chief Operating Officer since November 2001. Steven J. Pelch was appointed Vice President - Organization Planning and Development in November 2014. Prior to his current position, Mr. Pelch was Vice President - Organization Planning from October 2012 to November 2014 and Vice President - Planning from October 2005 to October 2012. Charles A. Peters has been Senior Executive Vice President since October 2000. Richard J. Schlueter was appointed Controller in October 2011. He has been Vice President Accounting since 1999 and was also appointed Chief Accounting Officer in February 2003. Frank L. Steeves was appointed Executive Vice President in October 2011. He was appointed Senior Vice President, Secretary and General Counsel in March 2007.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information regarding the market for the Company's common stock, quarterly market price ranges and dividend payments is set forth in Note 19 of Notes to Consolidated Financial Statements of the 2014 Annual Report, which note is hereby incorporated by reference. There were approximately 20,901 stockholders of record at September 30, 2014.

Period	Total Number of Shares Purchased (000s)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (000s)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (000s)
July 2014	1,320	$67.03	1,320	51,994
August 2014	1,440	$63.48	1,440	50,494
September 2014	1,365	$64.13	1,365	49,129
Total	4,125	$64.83	4,125	49,129

The Company’s Board of Directors authorized the purchase of up to 70 million shares of common stock under a May 2013 program.

ITEM 6 - SELECTED FINANCIAL DATA

Years ended September 30
(dollars in millions, except per share amounts)

	2010	2011	2012 (a)	2013 (a)	2014 (a)
Net sales	21,039	24,222	24,412	24,669	24,537
Earnings from continuing operations – common stockholders	1,978	2,454	1,968	2,004	2,147
Basic earnings per common share from continuing operations	2.62	3.26	2.68	2.78	3.05
Diluted earnings per common share from continuing operations	2.60	3.24	2.67	2.76	3.03
Cash dividends per common share	1.34	1.38	1.60	1.64	1.72
Long-term debt	4,586	4,324	3,787	4,055	3,559
Total assets	22,843	23,861	23,818	24,711	24,177

(a) Includes goodwill impairment and income tax charges as follows: 2014, $508 million and $0.72 per share; 2013, $566 million and $0.78 per share; 2012, $528 million and $0.72 per share.

See Note 3 of Notes to Consolidated Financial Statements of the 2014 Annual Report, which note is hereby incorporated by reference, for information regarding the Company's acquisition and divestiture activities for the last three years. In 2010, the Company acquired Chloride Group PLC and Avocent Corporation. At acquisition, the combined annual sales for these businesses were approximately $960 million, and actual sales of $373 million were included in 2010 from their dates of acquisition. The divested U.S. Motors business, with annual sales of approximately $820 million, was classified as discontinued operations in 2010.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information from the 2014 Annual Report set forth in Exhibit 13 hereto under “Results of Operations,” “Business Segments,” “Financial Position, Capital Resources and Liquidity,” “Critical Accounting Policies,” "Other Items" and "Safe Harbor Statement" is hereby incorporated by reference.

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

Free cash flow (operating cash flow less capital expenditures) is an indicator of the Company’s cash generating capabilities after considering investments in capital assets which are necessary to maintain and enhance existing operations. The determination of operating cash flow adds back noncash depreciation expense to earnings and thereby does not reflect a charge for necessary capital expenditures. Management believes that free cash flow is useful to both management and investors as a measure of the Company’s ability to generate cash (U.S. GAAP measure: operating cash flow).

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information from the 2014 Annual Report set forth in Exhibit 13 hereto under "Financial Instruments" is hereby incorporated by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and accompanying notes of the Company and subsidiaries and the report thereon of KPMG LLP in the 2014 Annual Report, are hereby incorporated by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

Emerson maintains a system of disclosure controls and procedures which is designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including the Company’s certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of September 30, 2014 to provide reasonable assurance of achieving these objectives.

Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports. There was no change in the Company's internal control over financial reporting during the quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Management’s report on internal control over financial reporting, and the related report of the Company’s auditor, KPMG LLP, an independent registered public accounting firm, appearing in the 2014 Annual Report are hereby incorporated by reference.

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding nominees and directors appearing under "Nominees and Continuing Directors" in the Emerson Electric Co. Notice of Annual Meeting of Stockholders and Proxy Statement for the February 2015 annual stockholders' meeting (the "2015 Proxy Statement") is hereby incorporated by reference. Information regarding executive officers is set forth in Part I of this report. Information appearing under "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2015 Proxy Statement is hereby incorporated by reference. Information regarding the Audit Committee and Audit Committee Financial Expert appearing under "Board of Directors and Committees" in the 2015 Proxy Statement is hereby incorporated by reference.

Emerson has adopted a Code of Ethics that applies to the Company's Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer; has posted such Code of Ethics on its Internet website; and intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K by posting such information on its Internet website. Emerson has adopted Charters for its Audit Committee, Compensation Committee, and Corporate Governance and Nominating Committee and a Code of Business Ethics for directors, officers and employees, which are available on its Internet website and in print to any stockholder who requests them. Emerson has also adopted Corporate Governance Principles and Practices, which are available on its Internet website and in print to any stockholder who requests them. The Corporate Governance section of the Company's Internet website may be accessed as follows: www.Emerson.com, Investor Relations, Corporate Governance.

ITEM 11 - EXECUTIVE COMPENSATION

Information appearing under “Board of Directors and Committees—Compensation Committee,” “Board of Directors and Committees—Corporate Governance and Nominating Committee,” “Director Compensation,” “Executive Compensation” (including, but not limited to, the information set forth under “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Summary Compensation Table”) and “Compensation Committee Interlocks and Insider Participation” in the 2015 Proxy Statement is hereby incorporated by reference.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding beneficial ownership of shares by nominees and continuing directors, named executive officers, five percent beneficial owners, and by all directors and executive officers as a group appearing under, "Stock Ownership of Directors, Executive Officers and 5% Beneficial Owners" in the 2015 Proxy Statement, is hereby incorporated by reference.

Information regarding the Company’s equity compensation plans as of September 30, 2014, appearing under "Equity Compensation Plan Information" in the 2015 Proxy Statement, is hereby incorporated by reference. Information regarding stock option plans and incentive shares plans set forth in Note 14 of Notes to Consolidated Financial Statements of the 2014 Annual Report is hereby incorporated by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information appearing under “Director Independence” in the 2015 Proxy Statement is hereby incorporated by reference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information appearing under "Fees Paid to KPMG LLP" in the 2015 Proxy Statement is hereby incorporated by reference.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A) Documents filed as a part of this report:

1.	The consolidated financial statements and accompanying notes of the Company and subsidiaries and the report thereon of KPMG LLP in the 2014 Annual Report.

2.
Financial Statement Schedules - All schedules are omitted because they are not required, not applicable or the required information is provided in the financial statements or notes thereto contained in the 2014 Annual Report.

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

3(b)	Bylaws of Emerson Electric Co., as amended through November 4, 2014, incorporated by reference to Emerson Electric Co. Form 8-K filed November 5, 2014, Exhibit 3.1.

4(a)	Indenture dated as of December 10, 1998, between Emerson Electric Co. and The Bank of New York, Trustee, incorporated by reference to Emerson Electric Co. 1998 Form 10-K, File No. 1-278, Exhibit 4(b).

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

10(q)	Credit Agreement dated as of April 30, 2014, incorporated by reference to Emerson Electric Co. Form 8-K filed May 2, 2014, Exhibit 10.1.

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

10(u)*
Letter Agreement effective as of November 11, 2013 by and between Emerson Electric Co. and Craig W. Ashmore, incorporated by reference to Emerson Electric Co. Form 8-K filed February 5, 2014, Exhibit 10.1.

12	Ratio of Earnings to Fixed Charges

13	Portions of Emerson Electric Co. Annual Report to Stockholders for the year ended September 30, 2014, incorporated by reference herein

21	Subsidiaries of Emerson Electric Co.

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney

31	Certifications pursuant to Exchange Act Rule 13a-14(a)

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350

101
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the years ended September 30, 2012, 2013 and 2014, (ii) Consolidated Statements of Comprehensive Income for the years ended September 30, 2012, 2013, and 2014 (iii) Consolidated Balance Sheets at September 30, 2013 and 2014, (iv) Consolidated Statements of Equity for the years ended September 30, 2012, 2013 and 2014, (v) Consolidated Statements of Cash Flows for the years ended September 30, 2012, 2013 and 2014, and (vi) Notes to Consolidated Financial Statements for the year ended September 30, 2014.

* Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERSON ELECTRIC CO.

By	/s/ F. J. Dellaquila

F. J. Dellaquila
Executive Vice President and
Chief Financial Officer
November 19, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on November 19, 2014, by the following persons on behalf of the registrant and in the capacities indicated.

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
C. Kendle

*	Director
M. S. Levatich

*	Director
C. A. Peters

*	Director
J. W. Prueher

*	Director
R. L. Stephenson

*	Director
J. S. Turley

* By	/s/	F. J. Dellaquila
F. J. Dellaquila
Attorney-in-Fact

INDEX TO EXHIBITS

Exhibits are listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K.

Exhibit No.	Exhibit

12	Ratio of Earnings to Fixed Charges

13	Portions of Emerson Electric Co. Annual Report to Stockholders for the year ended September 30, 2014, incorporated by reference herein

21	Subsidiaries of Emerson Electric Co.

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney

31	Certifications pursuant to Exchange Act Rule 13a – 14(a)

32	Certifications pursuant to Exchange Act Rule 13a – 14(b) and 18 U.S.C. Section 1350

101
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the years ended September 30, 2012, 2013 and 2014, (ii) Consolidated Statements of Comprehensive Income for the years ended September 30, 2012, 2013 and 2014, (iii) Consolidated Balance Sheets at September 30, 2013 and 2014, (iv) Consolidated Statements of Equity for the years ended September 30, 2012, 2013 and 2014, (v) Consolidated Statements of Cash Flows for the years ended September 30, 2012, 2013 and 2014, and (vi) Notes to Consolidated Financial Statements for the year ended September 30, 2014.

See Item 15(A) 3. for a list of exhibits incorporated by reference.