Form 10-Q
period 2014-12-31
EMERSON ELECTRIC CO
filed 2015-02-04
CIK 32604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

______________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common stock of $0.50 par value per share outstanding at January 31, 2015: 685,201,890 shares.

FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
THREE MONTHS ENDED DECEMBER 31, 2013 AND 2014
(Dollars in millions, except per share amounts; unaudited)

	Three Months Ended December 31,
	2013	2014
Net sales	$5,606	5,587

Costs and expenses:
Cost of sales	3,370	3,307
Selling, general and administrative expenses	1,444	1,405
Other deductions, net	95	64
Interest expense (net of interest income of $7 and $7, respectively)	54	46

Earnings before income taxes	643	765

Income taxes	166	236

Net earnings	477	529

Less: Noncontrolling interests in earnings of subsidiaries	15	4

Net earnings common stockholders	$462	525

Basic earnings per share common stockholders	$0.65	0.76

Diluted earnings per share common stockholders	$0.65	0.75

Cash dividends per common share	$0.43	0.47

See accompanying Notes to Consolidated Financial Statements.

FORM 10-Q

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED DECEMBER 31, 2013 AND 2014
(Dollars in millions; unaudited)

	Three Months Ended December 31,
	2013	2014
Net earnings	$477	529

Other comprehensive income (loss), net of tax:
Foreign currency translation	15	(305)
Pension and postretirement	23	28
Cash flow hedges	3	(24)
Total other comprehensive income (loss)	41	(301)

Comprehensive income	518	228

Less: Noncontrolling interests in comprehensive income of subsidiaries	13	3
Comprehensive income common stockholders	$505	225

See accompanying Notes to Consolidated Financial Statements.

FORM 10-Q

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts; unaudited)

	Sept 30, 2014	Dec 31, 2014
ASSETS
Current assets
Cash and equivalents	$3,149	3,122
Receivables, less allowances of $114 and $106, respectively	5,019	4,404
Inventories	2,057	2,121
Other current assets	642	836
Total current assets	10,867	10,483

Property, plant and equipment, net	3,802	3,631
Other assets
Goodwill	7,182	6,940
Other intangible assets	1,689	1,649
Other	637	1,021
Total other assets	9,508	9,610
Total assets	$24,177	23,724

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current maturities of long-term debt	$2,465	3,484
Accounts payable	2,951	2,468
Accrued expenses	2,876	2,640
Income taxes	162	285
Total current liabilities	8,454	8,877

Long-term debt	3,559	3,289

Other liabilities	1,997	2,002

Equity
Common stock, $0.50 par value; authorized, 1,200,000,000 shares; issued, 953,354,012 shares; outstanding, 696,605,222 shares and 688,677,106 shares, respectively	477	477
Additional paid-in-capital	161	162
Retained earnings	19,867	20,066
Accumulated other comprehensive income (loss)	(575)	(875)
Cost of common stock in treasury, 256,748,790 shares and 264,676,906 shares, respectively	(9,811)	(10,317)
Common stockholders’ equity	10,119	9,513
Noncontrolling interests in subsidiaries	48	43
Total equity	10,167	9,556
Total liabilities and equity	$24,177	23,724

See accompanying Notes to Consolidated Financial Statements.

FORM 10-Q

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2013 AND 2014
(Dollars in millions; unaudited)

	Three Months Ended December 31,
	2013	2014
Operating activities
Net earnings	$477	529
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	209	207
Changes in operating working capital	(54)	(192)
Other, net	59	27
Net cash provided by operating activities	691	571

Investing activities
Capital expenditures	(236)	(207)
Purchases of businesses, net of cash and equivalents acquired	(576)	(143)
Divestiture of business	268	—
Other, net	(11)	(26)
Net cash used by investing activities	(555)	(376)

Financing activities
Net increase (decrease) in short-term borrowings	320	(227)
Proceeds from short-term borrowings greater than three months	396	1,957
Payments of short-term borrowings greater than three months	(329)	(731)
Payments of long-term debt	(314)	(251)
Dividends paid	(304)	(326)
Purchases of common stock	(390)	(509)
Other, net	(54)	(59)
Net cash used by financing activities	(675)	(146)

Effect of exchange rate changes on cash and equivalents	1	(76)
Increase (decrease) in cash and equivalents	(538)	(27)
Beginning cash and equivalents	3,275	3,149
Ending cash and equivalents	$2,737	3,122

Changes in operating working capital
Receivables	$446	434
Inventories	(161)	(195)
Other current assets	25	(17)
Accounts payable	(151)	(277)
Accrued expenses	(298)	(261)
Income taxes	85	124
Total changes in operating working capital	$(54)	(192)
 See accompanying Notes to Consolidated Financial Statements.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Notes to Consolidated Financial Statements

1.
In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary for a fair presentation of operating results for the interim periods presented. Adjustments consist of normal and recurring accruals. The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all disclosures required for annual financial statements presented in conformity with U.S. generally accepted accounting principles (GAAP). For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2014. Certain prior year amounts have been reclassified to conform with current year presentation.

In the first quarter of 2015, the Company adopted updates to ASC 205, Presentation of Financial Statements, and ASC 360, Property, Plant and Equipment, regarding the reporting of discontinued operations. These updates raised the threshold for reporting discontinued operations to a strategic business shift having a major effect on an entity's operations and financial results. The updates also added disclosures for disposals of business units qualifying for discontinued presentation, and for some dispositions that do not qualify as discontinued operations but are still considered individually significant components of the entity.

2.	Reconciliations of weighted average shares for basic and diluted earnings per common share follow (in millions). Earnings allocated to participating securities were inconsequential.

	Three Months Ended December 31,
	2013	2014
Basic shares outstanding	703.5	691.4
Dilutive shares	4.6	3.3
Diluted shares outstanding	708.1	694.7

3.	Other Financial Information (in millions):

	Sept 30, 2014	Dec 31, 2014
Inventories
Finished products	$741	767
Raw materials and work in process	1,316	1,354
Total	$2,057	2,121

Property, plant and equipment, net
Property, plant and equipment, at cost	$9,411	8,986
Less: Accumulated depreciation	5,609	5,355
Total	$3,802	3,631

	Sept 30, 2014	Dec 31, 2014
Goodwill by business segment
Process Management	$2,701	2,740
Industrial Automation	1,329	1,079
Network Power	2,218	2,193
Climate Technologies	500	497
Commercial & Residential Solutions	434	431
Total	$7,182	6,940

The change in goodwill since September 30, 2014 is primarily due to classifying the power transmission solutions business (reported in the Industrial Automation segment) as held-for-sale as of December 31, 2014. See Note 11.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

	Sept 30, 2014	Dec 31, 2014
Accrued expenses include the following
Employee compensation	$705	517
Customer advanced payments	$455	456
Product warranty	$193	184

Other liabilities
Pension plans	$564	551
Deferred income taxes	572	555
Postretirement plans, excluding current portion	233	232
Other	628	664
Total	$1,997	2,002

4.	Following is a discussion regarding the Company’s use of financial instruments:
Hedging Activities – As of December 31, 2014, the notional amount of foreign currency hedge positions was approximately $1.8 billion, while commodity hedge contracts totaled approximately 80 million pounds ($224 million) of copper and aluminum. All derivatives receiving deferral accounting are cash flow hedges. The majority of hedging gains and losses deferred as of December 31, 2014 are expected to be recognized over the next 12 months as the underlying forecasted transactions occur. Gains and losses on foreign currency derivatives reported in other deductions, net reflect hedges of balance sheet exposures that do not receive deferral accounting. The following gains and losses are included in earnings and other comprehensive income (OCI) for the three months ended December 31, 2014 and 2013 (in millions):

		Into Earnings 1st Quarter		Into OCI 1st Quarter
Gains (Losses)	Location	2013	2014	2013	2014
Commodity	Cost of sales	$(3)	(2)	2	(12)
Foreign currency	Sales, cost of sales	2	(1)	1	(31)
Foreign currency	Other deductions, net	(2)	(17)
Total		$(3)	(20)	3	(43)
Regardless of whether derivatives receive deferral accounting, the Company expects hedging gains or losses to be essentially offset by losses or gains on the related underlying exposures. The amounts ultimately recognized will differ from those presented above for open positions, which remain subject to ongoing market price fluctuations until settlement. Derivatives receiving deferral accounting are highly effective and no amounts were excluded from the assessment of hedge effectiveness. Hedge ineffectiveness was immaterial for the three months ended December 31, 2014 and 2013.
Fair Value Measurement – Valuations for all derivatives and the Company's long-term debt fall within Level 2 of the GAAP valuation hierarchy. As of December 31, 2014, the fair value of long-term debt was $4,280 million, which exceeded the carrying value by $449 million. At December 31, 2014, the fair values of commodity contracts and foreign currency contracts were reported in other current assets and accrued expenses. Valuations of derivative contract positions are summarized below (in millions):

	September 30, 2014		December 31, 2014
	Assets	Liabilities	Assets	Liabilities
Foreign Currency	$32	20	31	57
Commodity	$1	10	—	19

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Counterparties to derivatives arrangements are companies with high credit ratings. The Company has bilateral collateral arrangements with counterparties with credit rating-based posting thresholds that vary depending on the arrangement. If credit ratings on the Company's debt fall below preestablished levels, counterparties can require immediate full collateralization of all derivatives in net liability positions. The Company can demand full collateralization of derivatives in net asset positions should any counterparty credit ratings fall below certain thresholds. No collateral was posted with counterparties and none was held by the Company as of December 31, 2014. The maximum collateral that could have been required was $49 million.

5.	The change in equity for the first three months of 2015 is shown below (in millions):

	Common Stockholders' Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance at September 30, 2014	$10,119	48	10,167
Net earnings	525	4	529
Other comprehensive income (loss)	(300)	(1)	(301)
Cash dividends	(326)	(8)	(334)
Net purchases of common stock	(505)	—	(505)
Balance at December 31, 2014	$9,513	43	9,556

6.	Activity in accumulated other comprehensive income (loss) for the three months ended December 31, 2013 and December 31, 2014 is shown below (in millions):

	Three Months Ended December 31,
	2013	2014
Foreign currency translation
Beginning balance	$504	171
Other comprehensive income (loss)	17	(304)
Ending balance	521	(133)

Pension and postretirement
Beginning balance	(692)	(746)
Amortization of deferred actuarial losses into earnings	23	28
Ending balance	(669)	(718)

Cash flow hedges
Beginning balance	(1)	—
Deferral of gains (losses) arising during the period	2	(26)
Reclassification of realized (gain) loss to sales and cost of sales	1	2
Ending balance	2	(24)

Accumulated other comprehensive income (loss)	$(146)	(875)
Activity above is shown net of income taxes for the three months ended December 31, 2013 and 2014, respectively, as follows: amortization of pension and postretirement deferred actuarial losses: $(13) and $(15); deferral of cash flow hedging gains (losses): $(1) and $17; reclassification of realized cash flow hedging (gains) losses: $0 and $(1).

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

7.     Total periodic pension and postretirement expense is summarized below (in millions):

	Three Months Ended December 31,
	2013	2014
Service cost	$24	27
Interest cost	62	60
Expected return on plan assets	(86)	(92)
Net amortization	36	43
Total	$36	38

8.	Other deductions, net are summarized below (in millions):

	Three Months Ended December 31,
	2013	2014
Amortization of intangibles	$57	55
Rationalization of operations	13	9
Other	25	—
Total	$95	64

The decrease in other for the first quarter is primarily due to a favorable foreign currency impact of $19 million, resulting from gains in the current year due to the strength of the U.S. dollar, compared to losses in the prior year.

9.    Rationalization of operations expense reflects costs associated with the Company’s ongoing efforts to improve operational efficiency and deploy assets globally in order to remain competitive on a worldwide basis. Details of the change in the liability for rationalization during the three months ended December 31, 2014 follow (in millions):

	Sept 30, 2014	Expense	Paid/Utilized	Dec 31, 2014
Severance and benefits	$20	5	6	19
Lease and other contract terminations	1	—	1	—
Vacant facility and other shutdown costs	—	1	—	1
Start-up and moving costs	1	3	4	—
Total	$22	9	11	20

Rationalization of operations expense by segment is provided below (in millions):

	Three Months Ended December 31,
	2013	2014
Process Management	$3	3
Industrial Automation	2	2
Network Power	4	1
Climate Technologies	3	2
Commercial & Residential Solutions	1	1
Total	$13	9

The Company expects to incur full year 2015 rationalization expense of approximately $100 million. This includes the $9 million incurred to date, as well as costs to complete actions initiated before the end of the first quarter and actions anticipated to be approved and initiated during the remainder of the year. First quarter costs largely relate to deployment of resources to higher growth regions and to directly serve local markets.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

10.	Summarized information about the Company's results of operations by business segment follows (in millions):

	Three Months Ended December 31,
	Sales		Earnings
	2013	2014	2013	2014
Process Management	$2,041	2,099	373	392
Industrial Automation	1,149	1,152	162	164
Network Power	1,303	1,119	83	79
Climate Technologies	786	900	107	126
Commercial & Residential Solutions	466	480	100	103
	5,745	5,750	825	864
Differences in accounting methods			57	58
Corporate and other			(185)	(111)
Eliminations/Interest	(139)	(163)	(54)	(46)
Total	$5,606	5,587	643	765

Industrial Automation intersegment sales for the three months ended December 31, 2014 and 2013 were $145 million and $116 million, respectively. The decrease in corporate and other primarily reflects lower incentive stock compensation of $27 million, lower inventory costs of $20 million from purchase accounting, and a $30 million favorable comparative impact from accelerating 2014 charitable contributions into the first quarter of last year.

11.
In the first quarter of 2015, the Company completed three acquisitions which are included in Process Management's measurement devices and systems and solutions businesses. Combined annualized sales for these businesses are approximately $32 million. Total cash paid for all businesses was $143 million, net of cash acquired. The Company recognized goodwill of $73 million ($42 million of which is expected to be tax deductible) and other intangible assets of $61 million, primarily customer relationships and intellectual property with a weighted-average life of approximately 11 years.

In connection with its longer-term strategy to divest selected slower-growth businesses, on January 30, 2015 the Company completed the previously announced sale of its mechanical power transmission solutions business to Regal Beloit Corporation for approximately $1.4 billion. After-tax proceeds of approximately $1 billion are expected to be used for share repurchase. This business is reported in the Industrial Automation segment and had fiscal 2014 sales of $605 million and earnings before income taxes of $87 million. Assets and liabilities for this business were classified as held-for-sale in the consolidated balance sheet at December 31, 2014 as follows: other current assets, $180 million (accounts receivable, inventories, other); other assets, $377 million (property, plant and equipment, goodwill, other noncurrent assets); accrued expenses, $81 million (accounts payable and other current liabilities); and other liabilities, $16 million. The Company will recognize an after-tax gain of approximately $520 million from the sale, $0.75 per share. Power transmission solutions designs and manufactures market-leading couplings, bearings, conveying components and gearing and drive components, and provides supporting services and solutions.

In the first quarter of 2014, the Company completed the divestiture of a 51 percent controlling interest in Artesyn and in the fourth quarter of 2014, the Company sold its connectivity solutions business. Both of these businesses had been reported in the Network Power segment. Consolidated operating results for the first quarter of 2014 include combined sales of $164 million and a pretax loss of $10 million (net loss, $8 million) for these businesses.

12.
On October 22, 2012, Invensys Systems, Inc. filed a suit for patent infringement against the Company and its wholly-owned indirect subsidiary, Micro Motion, Inc., in the Eastern District of Texas captioned Invensys Systems, Inc. v. Emerson Electric Co. and Micro Motion, Inc., USA. The complaint alleges infringement on Invensys patents by Micro Motion's Coriolis flowmeter "Enhanced Core Processors." The Invensys suit seeks damages of $182 million and an injunction preventing the Company and Micro Motion from engaging in future infringement. The Company filed a petition seeking a ruling that the Invensys patents are invalid and a U.S. Patent Office review is in process. It is too early in the litigation to assess any potential financial impact. The Company and Micro Motion believe that the Invensys claims are without merit and that they have strong defenses to the claims, and intend to aggressively defend the suit.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Items 2 and 3.

Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
First quarter sales were $5.6 billion, essentially flat, as increased currency volatility and prior year divestitures negatively affected reported sales growth. Underlying sales growth of 6 percent reflected mixed global market conditions. Sales growth was led by the U.S. and Asia on strength in energy and air conditioning end markets. Net earnings common stockholders were $525 million, up 14 percent, and diluted earnings per share were $0.75, up 15 percent.

RESULTS OF OPERATIONS

Following is an analysis of the Company’s operating results for the first quarter ended December 31, 2014, compared with the first quarter ended December 31, 2013.

Three Months Ended December 31	2013	2014	Change
(dollars in millions, except per share amounts)

Net sales	$5,606	5,587	—%
Gross profit	$2,236	2,280	2%
Percent of sales	39.9%	40.8%

SG&A	$1,444	1,405
Percent of sales	25.8%	25.1%
Other deductions, net	$95	64
Interest expense, net	$54	46

Earnings before income taxes	$643	765	19%
Percent of sales	11.5%	13.7%
Net earnings common stockholders	$462	525	14%
Percent of sales	8.2%	9.4%

Diluted earnings per share	$0.65	0.75	15%

Net sales for the first quarter of 2015 were $5,587 million, a decrease of $19 million, or essentially flat compared with $5,606 million in 2014. Underlying sales grew 6 percent ($298 million) on volume increases, as foreign currency translation deducted 3 percent ($159 million), prior year divestitures deducted 3 percent ($164 million) and acquisitions added $6 million. Underlying sales increased 8 percent in the U.S. and 4 percent internationally. Europe was up 1 percent, Asia was up 2 percent (China up 1 percent), Latin America was up 15 percent and Canada was up 21 percent. Middle East/Africa was flat. Sales growth was led by Climate Technologies, which increased $114 million, or 15 percent, due to accelerated demand from regulatory changes, and Process Management, which increased $58 million, or 3 percent. Sales for Network Power decreased $184 million, or 14 percent, due to prior year divestitures.

Cost of sales in 2015 were $3,307 million, a decrease of $63 million compared to $3,370 million in 2014, due to prior year divestitures, partially offset by costs associated with increased volume. Gross profit margin of 40.8 percent increased 0.9 percentage points compared to 39.9 percent in 2014 due to a 0.6 percentage point favorable comparative effect from prior year divestitures and purchase accounting inventory expense of $20 million, slightly offset by unfavorable mix.

Selling, general and administrative (SG&A) expenses of $1,405 million decreased $39 million compared with prior year as costs associated with higher volume were more than offset by decreases due to prior year divestitures and certain other items. SG&A as a percent of sales of 25.1 percent in 2015 decreased 0.7 percentage points, reflecting $30 million of expense in 2014 from the acceleration of charitable contributions and lower incentive stock compensation expense of $27 million in 2015, partially offset by higher other costs.

Other deductions, net were $64 million in 2015, a decrease of $31 million. See Note 8 for additional information.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Pretax earnings of $765 million increased $122 million, or 19 percent. Earnings increased $19 million in both Climate Technologies and Process Management. Corporate and other expense decreased $74 million due to the lower incentive stock compensation expense, purchase accounting related inventory costs in the prior year and the accelerated charitable contributions in 2014. See Note 10.

Income taxes were $236 million for 2015 and $166 million for 2014, resulting in effective tax rates of 31 percent and 26 percent, respectively. The 2014 effective tax rate benefited approximately 5 percentage points from certain items, including 2 percentage points each from the Artesyn divestiture and disposal of an equity investment. The effective tax rate for full year 2015 is estimated at approximately 33 percent, including a 2 percentage point impact from the sale of the power transmission solutions business.

Net earnings common stockholders in 2015 were $525 million, up 14 percent, and earnings per share were $0.75, up 15 percent, reflecting operating results, lower noncontrolling interests in earnings of subsidiaries compared with prior year and purchases of common stock for treasury.

BUSINESS SEGMENTS
Following is an analysis of operating results for the Company’s business segments for the first quarter ended December 31, 2014, compared with the first quarter ended December 31, 2013. The Company defines segment earnings as earnings before interest and taxes.

Process Management

Three Months Ended December 31	2013	2014	Change
(dollars in millions)

Sales	$2,041	2,099	3%
Earnings	$373	392	5%
Margin	18.3%	18.7%

Process Management sales were $2.1 billion in the first quarter, an increase of $58 million or 3 percent, on growth in energy and chemical end markets. Underlying sales increased 6 percent ($124 million) on volume growth while acquisitions added $6 million. Foreign currency translation had a 3 percent ($72 million) unfavorable impact. The final control and systems and solutions businesses grew moderately and the measurement devices business was up modestly. Underlying sales increased 7 percent in the U.S., 4 percent in Europe and 1 percent in Asia on 3 percent growth in China. Latin America was up 26 percent, Canada was up 24 percent and Middle East/Africa decreased 1 percent. Earnings increased on higher volume, and favorable foreign currency transactions of $19 million which were offset by investment spending and other costs. Although lower oil prices have resulted in a more uncertain outlook for the process industry, backlog remains strong and downstream market momentum is building. Near-term demand is expected to moderate but continue to grow through fiscal 2015.
Industrial Automation

Three Months Ended December 31	2013	2014	Change
(dollars in millions)

Sales	$1,149	1,152	—%
Earnings	$162	164	1%
Margin	14.1%	14.2%

Industrial Automation sales were $1.2 billion in the first quarter, an increase of $3 million. Underlying sales growth of 4 percent ($41 million) from higher volume was effectively offset by unfavorable foreign currency translation of 4 percent ($38 million). Sales growth was led by hermetic motors, on HVAC compressor demand, and the electrical distribution and power transmission businesses. Power generating alternators and motors and drives declined, with Europe particularly weak. The fluid automation business was down modestly. Underlying sales were up 13 percent in the U.S., down 8 percent in Europe, and up 5 percent in Asia with 6 percent growth in China. Sales were up 7 percent in Latin America and 13 percent in Canada, while Middle East/Africa was down 10 percent. Earnings increased 1 percent, reflecting higher underlying volume largely offset by unfavorable mix and investment spending. Market conditions are expected to remain mixed in the near term as the U.S. and European economies trend in

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

opposite directions. Order rates in the power generating alternators business are expected to slow further as increased pressure from lower oil prices reduces capital spending in the upstream oil and gas market. On January 30, 2015, the Company completed the previously announced sale of its power transmission solutions business. See Note 11.
Network Power

Three Months Ended December 31	2013	2014	Change
(dollars in millions)

Sales	$1,303	1,119	(14)%
Earnings	$83	79	(5)%
Margin	6.4%	7.1%

Network Power sales were $1.1 billion in the first quarter, a decrease of $184 million or 14 percent, reflecting prior year divestitures which subtracted 12 percent ($164 million). Additionally, underlying sales increased 1 percent ($12 million) and foreign currency translation deducted 3 percent ($32 million). The underlying sales growth reflects volume of 2 percent partially offset by 1 percent lower price. The data center business was up slightly, led by a large European hyperscale project and increases in power switching and thermal management products. The telecommunications power business declined in the Americas and Europe. Underlying sales decreased 1 percent in the U.S., increased 13 percent in Europe and were flat in Asia. Latin America was down 18 percent and Middle East/Africa was down 8 percent. Canada was up 42 percent. Earnings decreased $4 million as lower price and unfavorable mix were partially offset by materials cost containment and cost reduction actions. The margin increase reflects divestitures, which had sales of $164 million and a pretax loss of $10 million in the prior year. Demand is expected to remain mixed in the near term, with favorable data center market conditions and reduced levels of telecommunications investment.

Climate Technologies

Three Months Ended December 31	2013	2014	Change
(dollars in millions)

Sales	$786	900	15%
Earnings	$107	126	18%
Margin	13.6%	14.0%

Climate Technologies sales were $900 million in the first quarter, an increase of $114 million or 15 percent. Underlying sales increased 17 percent ($126 million) on higher volume. Foreign currency translation deducted 2 percent ($12 million). The global air conditioning business was up on strong accelerated demand in U.S. residential air conditioning due to regulatory changes that went into effect January 1, 2015. Global refrigeration had modest growth as strength in the U.S. and Asia was partially offset by a decrease in Europe. The solutions business had strong growth. Underlying sales increased 27 percent in the U.S., decreased 3 percent in Europe and increased 2 percent in Asia with China down 3 percent. Latin America was up 39 percent, Canada was up 11 percent and Middle East/Africa was up 31 percent. Earnings increased $19 million and margin increased 40 basis points primarily on higher volume and resulting leverage. Warranty costs were lower while mix was unfavorable. Although growth in the U.S. is expected to slow significantly in the near term as customers consume inventory built in the quarter, end user demand is expected to remain favorable, led by continued momentum in North America and Asia.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Commercial & Residential Solutions

Three Months Ended December 31	2013	2014	Change
(dollars in millions)

Sales	$466	480	3%
Earnings	$100	103	3%
Margin	21.4%	21.5%

Commercial & Residential Solutions sales were $480 million in the first quarter, an increase of $14 million, or 3 percent. Underlying sales increased 4 percent ($19 million) on higher volume while foreign currency translation deducted 1 percent ($5 million). The sales increase was led by solid growth in professional tools and moderate increases in wet/dry vacuums and food waste disposers. The commercial and residential storage businesses decreased modestly. Sales increased 4 percent in both the U.S. and internationally. Earnings increased 3 percent on higher volume. Favorable momentum in U.S. residential and commercial construction markets is expected to continue in the near term, supporting the outlook for moderate growth in 2015.

FINANCIAL CONDITION

Key elements of the Company's financial condition for the three months ended December 31, 2014 as compared to the year ended September 30, 2014.

	Sept 30, 2014		Dec 31, 2014
Working capital (in millions)	$2,413		1,606
Current ratio	1.3		1.2
Total debt-to-total capital	37.3%		41.6%
Net debt-to-net capital	22.1%		27.7%
Interest coverage ratio	16.3	X	15.6X
The Company's interest coverage ratio (earnings before income taxes plus interest expense, divided by interest expense) of 15.6X for the first three months of 2015 compares to 11.6X for the first three months of 2014. The increase is due to higher pretax earnings and lower interest expense.
Cash provided by operating activities of $571 million decreased $120 million, or 17 percent, compared with $691 million in the prior year, primarily due to increased investment in working capital. Operating cash flow funded capital expenditures of $207 million and dividends of $326 million. Common stock purchases were $509 million and principal payments of long-term debt were $251 million. Free cash flow of $364 million (operating cash flow of $571 million less capital expenditures of $207 million) was down $91 million, due to the lower operating cash flow in 2015. Free cash flow was $455 million in 2014 (operating cash flow of $691 million less capital expenditures of $236 million). The Company expects to use the after-tax proceeds of approximately $1 billion from the sale of the power transmission solutions business for share repurchase, which is now expected to exceed $2 billion in 2015.
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
FISCAL 2015 OUTLOOK
The global macroeconomic environment is mixed, with favorable trends in North America contrasting with weakness in Europe, Latin America and Middle East/Africa. The rapid decrease in oil prices and strengthening of the U.S. dollar have contributed to extraordinary business conditions and significant uncertainty. This is especially true in Europe, which has not recovered from the global recession in 2008 and 2009. Despite this environment, orders have been solid and backlog remains high. Full year earnings will be meaningfully affected by several factors, including unfavorable currency translation, continued weakness in Europe and certain emerging markets, expected pressure from lower oil prices, primarily in the second half of the year, and the sale of power transmission solutions business. Overall, the Company’s outlook is for 3 to 5 percent underlying sales growth for 2015. Currency translation is expected to reduce sales by 4 to 5 percent and the divestiture of the power transmission solutions business will deduct an additional 2 percent. Reported sales are therefore expected to decline 1 to 4 percent. Profitability is expected to continue to improve modestly from favorable mix and incremental restructuring, which will be increased to approximately $100 million to selectively reposition the global cost structure. Reported earnings per share are expected to be in the range of $4.50 to $4.60, including a significant reduction from currency translation, an estimated divestiture gain of $0.75 per share and $0.05 per share of accelerated restructuring costs.

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

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

of Part I, Item 1, and the "Safe Harbor Statement" of Exhibit 13, to the Company's Annual Report on Form 10-K for the year ended September 30, 2014, which are hereby incorporated by reference.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2014	3,015	$61.58	3,015	46,114
November 2014	2,225	$64.46	2,225	43,889
December 2014	3,050	$61.96	3,050	40,839
Total	8,290	$62.50	8,290	40,839

The Company’s Board of Directors has authorized the purchase of up to 70 million shares of common stock under a May 2013 program.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Item 6. Exhibits

(a) Exhibits (Listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

3.1	Bylaws of Emerson Electric Co., as amended through November 4, 2014, incorporated by reference to Emerson Electric Co. Form 8-K filed November 5, 2014, Exhibit 3.1.

12	Ratio of Earnings to Fixed Charges.

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

101
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the three months ended December 31, 2013 and 2014, (ii) Consolidated Statements of Comprehensive Income for the three months ended December 31, 2013 and 2014, (iii) Consolidated Balance Sheets at September 30, 2014 and December 31, 2014, (iv) Consolidated Statements of Cash Flows for the three months ended December 31, 2013 and 2014, and (v) Notes to Consolidated Financial Statements for the three months ended December 31, 2014.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMERSON ELECTRIC CO.

By	/s/ Frank J. Dellaquila
Frank J. Dellaquila
Executive Vice President and Chief Financial Officer
(on behalf of the registrant and as Chief Financial Officer)
February 4, 2015

INDEX TO EXHIBITS

Exhibit No.	Exhibit

12	Ratio of Earnings to Fixed Charges.

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

101
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the three months ended December 31, 2013 and 2014, (ii) Consolidated Statements of Comprehensive Income for the three months ended December 31, 2013 and 2014, (iii) Consolidated Balance Sheets at September 30, 2014 and December 31, 2014, (iv) Consolidated Statements of Cash Flows for the three months ended December 31, 2013 and 2014, and (v) Notes to Consolidated Financial Statements for the three months ended December 31, 2014.