Form 10-Q
period 2015-03-31
EMERSON ELECTRIC CO
filed 2015-05-06
CIK 32604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

______________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common stock of $0.50 par value per share outstanding at April 30, 2015: 668,305,066 shares.

FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
THREE AND SIX MONTHS ENDED MARCH 31, 2014 AND 2015
(Dollars in millions, except per share amounts; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2015	2014	2015
Net sales	$5,812	5,400	11,418	10,987

Costs and expenses:
Cost of sales	3,417	3,234	6,787	6,541
Selling, general and administrative expenses	1,394	1,318	2,838	2,723
Gain on sale of business	—	932	—	932
Other deductions, net	137	136	232	200
Interest expense (net of interest income of $4, $9, $11 and $16, respectively)	47	40	101	86

Earnings before income taxes	817	1,604	1,460	2,369

Income taxes	263	625	429	861

Net earnings	554	979	1,031	1,508

Less: Noncontrolling interests in earnings of subsidiaries	7	6	22	10

Net earnings common stockholders	$547	973	1,009	1,498

Basic earnings per share common stockholders	$0.78	1.42	1.43	2.18

Diluted earnings per share common stockholders	$0.77	1.42	1.42	2.17

Cash dividends per common share	$0.43	0.47	0.86	0.94

See accompanying Notes to Consolidated Financial Statements.

FORM 10-Q

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE AND SIX MONTHS ENDED MARCH 31, 2014 AND 2015
(Dollars in millions; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2015	2014	2015
Net earnings	$554	979	1,031	1,508

Other comprehensive income (loss), net of tax:
Foreign currency translation	(4)	(427)	11	(732)
Pension and postretirement	24	28	47	56
Cash flow hedges	(10)	1	(7)	(23)
Total other comprehensive income (loss)	10	(398)	51	(699)

Comprehensive income	564	581	1,082	809

Less: Noncontrolling interests in comprehensive income of subsidiaries	7	6	20	9
Comprehensive income common stockholders	$557	575	1,062	800

See accompanying Notes to Consolidated Financial Statements.

FORM 10-Q

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts; unaudited)

	Sept 30, 2014	Mar 31, 2015
ASSETS
Current assets
Cash and equivalents	$3,149	3,256
Receivables, less allowances of $114 and $97, respectively	5,019	4,299
Inventories	2,057	2,107
Other current assets	642	682
Total current assets	10,867	10,344

Property, plant and equipment, net	3,802	3,570
Other assets
Goodwill	7,182	6,805
Other intangible assets	1,689	1,555
Other	637	694
Total other assets	9,508	9,054
Total assets	$24,177	22,968

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current maturities of long-term debt	$2,465	3,358
Accounts payable	2,951	2,407
Accrued expenses	2,876	2,595
Income taxes	162	410
Total current liabilities	8,454	8,770

Long-term debt	3,559	3,272

Other liabilities	1,997	1,958

Equity
Common stock, $0.50 par value; authorized, 1,200,000,000 shares; issued, 953,354,012 shares; outstanding, 696,605,222 shares and 673,858,557 shares, respectively	477	477
Additional paid-in-capital	161	173
Retained earnings	19,867	20,718
Accumulated other comprehensive income (loss)	(575)	(1,273)
Cost of common stock in treasury, 256,748,790 shares and 279,495,455 shares, respectively	(9,811)	(11,177)
Common stockholders’ equity	10,119	8,918
Noncontrolling interests in subsidiaries	48	50
Total equity	10,167	8,968
Total liabilities and equity	$24,177	22,968

See accompanying Notes to Consolidated Financial Statements.

FORM 10-Q

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2014 AND 2015
(Dollars in millions; unaudited)

	Six Months Ended March 31,
	2014	2015
Operating activities
Net earnings	$1,031	1,508
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	419	412
Changes in operating working capital	(273)	(530)
Gain on sale of business, net of tax	—	(528)
Other, net	89	67
Net cash provided by operating activities	1,266	929

Investing activities
Capital expenditures	(397)	(359)
Purchases of businesses, net of cash and equivalents acquired	(576)	(145)
Divestitures of businesses	268	1,391
Other, net	(55)	(86)
Net cash (used by) provided by investing activities	(760)	801

Financing activities
Net increase (decrease) in short-term borrowings	145	1,223
Proceeds from short-term borrowings greater than three months	1,669	2,299
Payments of short-term borrowings greater than three months	(724)	(2,668)
Payments of long-term debt	(321)	(251)
Dividends paid	(606)	(647)
Purchases of common stock	(596)	(1,351)
Purchase of noncontrolling interest	(574)	—
Other, net	(37)	(20)
Net cash used by financing activities	(1,044)	(1,415)

Effect of exchange rate changes on cash and equivalents	(13)	(208)
Increase (decrease) in cash and equivalents	(551)	107
Beginning cash and equivalents	3,275	3,149
Ending cash and equivalents	$2,724	3,256

Changes in operating working capital
Receivables	$298	408
Inventories	(235)	(251)
Other current assets	12	(40)
Accounts payable	(75)	(310)
Accrued expenses	(227)	(183)
Income taxes	(46)	(154)
Total changes in operating working capital	$(273)	(530)
See accompanying Notes to Consolidated Financial Statements.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

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

2.	Reconciliations of weighted average shares for basic and diluted earnings per common share follow (in millions). Earnings allocated to participating securities were inconsequential.

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2015	2014	2015
Basic shares outstanding	701.7	680.9	702.6	686.1
Dilutive shares	3.5	3.2	4.1	3.3
Diluted shares outstanding	705.2	684.1	706.7	689.4

3.    Other Financial Information (in millions):

	Sept 30, 2014	Mar 31, 2015
Inventories
Finished products	$741	762
Raw materials and work in process	1,316	1,345
Total	$2,057	2,107

Property, plant and equipment, net
Property, plant and equipment, at cost	$9,411	8,911
Less: Accumulated depreciation	5,609	5,341
Total	$3,802	3,570

Goodwill by business segment
Process Management	$2,701	2,703
Industrial Automation	1,329	1,037
Network Power	2,218	2,147
Climate Technologies	500	491
Commercial & Residential Solutions	434	427
Total	$7,182	6,805

The gross carrying amount of goodwill for the Company was $7,451 million and $7,828 million as of March 31, 2015 and September 30, 2014, respectively. Accumulated pretax impairment losses were $646 million at the end of both periods, all in the Network Power segment. The change in goodwill since September 30, 2014 is primarily due to the sale of the power transmission solutions business (previously reported in the Industrial Automation segment) as well as foreign currency translation. See Note 11.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

	Sept 30, 2014	Mar 31, 2015
Accrued expenses include the following
Employee compensation	$705	534
Customer advanced payments	$455	466
Product warranty	$193	170

Other liabilities
Pension plans	$564	538
Deferred income taxes	572	543
Postretirement plans, excluding current portion	233	216
Other	628	661
Total	$1,997	1,958

4.	Following is a discussion regarding the Company’s use of financial instruments:
Hedging Activities – As of March 31, 2015, the notional amount of foreign currency hedge positions was approximately $1.8 billion, while commodity hedge contracts totaled approximately 83 million pounds ($218 million) of copper and aluminum. All derivatives receiving deferral accounting are cash flow hedges. The majority of hedging gains and losses deferred as of March 31, 2015 are expected to be recognized over the next 12 months as the underlying forecasted transactions occur. Gains and losses on foreign currency derivatives reported in other deductions, net reflect hedges of balance sheet exposures that do not receive deferral accounting. The following gains and losses are included in earnings and other comprehensive income (OCI) for the three and six months ended March 31, 2015 and 2014 (in millions):

		Into Earnings				Into OCI
		2nd Quarter		Six Months		2nd Quarter		Six Months
Gains (Losses)	Location	2014	2015	2014	2015	2014	2015	2014	2015
Commodity	Cost of sales	$(2)	(8)	(5)	(10)	(18)	(7)	(16)	(19)
Foreign currency	Sales, cost of sales	1	1	3	—	1	4	2	(27)
Foreign currency	Other deductions, net	(7)	31	(10)	14
Total		$(8)	24	(12)	4	(17)	(3)	(14)	(46)
Regardless of whether derivatives receive deferral accounting, the Company expects hedging gains or losses to be essentially offset by losses or gains on the related underlying exposures. The amounts ultimately recognized will differ from those presented above for open positions, which remain subject to ongoing market price fluctuations until settlement. Derivatives receiving deferral accounting are highly effective and no amounts were excluded from the assessment of hedge effectiveness. Hedge ineffectiveness was immaterial for the three and six months ended March 31, 2015 and 2014.
Fair Value Measurement – Valuations for all derivatives and the Company's long-term debt fall within Level 2 of the GAAP valuation hierarchy. As of March 31, 2015, the fair value of long-term debt was $4,228 million, which exceeded the carrying value by $395 million. At March 31, 2015, the fair values of commodity contracts and foreign currency contracts were reported in other current assets and accrued expenses. Valuations of derivative contract positions are summarized below (in millions):

	September 30, 2014		March 31, 2015
	Assets	Liabilities	Assets	Liabilities
Foreign Currency	$32	20	57	70
Commodity	$1	10	1	20

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Counterparties to derivatives arrangements are companies with high credit ratings. The Company has bilateral collateral arrangements with counterparties with credit rating-based posting thresholds that vary depending on the arrangement. If credit ratings on the Company's debt fall below preestablished levels, counterparties can require immediate full collateralization of all derivatives in net liability positions. The Company can demand full collateralization of derivatives in net asset positions should any counterparty credit ratings fall below certain thresholds. No collateral was posted with counterparties and none was held by the Company as of March 31, 2015. The maximum collateral that could have been required was $48 million.

5.	The change in equity for the first six months of 2015 is shown below (in millions):

	Common Stockholders' Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance at September 30, 2014	$10,119	48	10,167
Net earnings	1,498	10	1,508
Other comprehensive income (loss)	(698)	(1)	(699)
Cash dividends	(647)	(7)	(654)
Net purchases of common stock	(1,354)	—	(1,354)
Balance at March 31, 2015	$8,918	50	8,968

6.	Activity in accumulated other comprehensive income (loss) for the three and six months ended March 31, 2015 and 2014 is shown below (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2015	2014	2015
Foreign currency translation
Beginning balance	$521	(133)	504	171
Other comprehensive income (loss)	(4)	(427)	13	(731)
Purchase of noncontrolling interest	8	—	8	—
Ending balance	525	(560)	525	(560)

Pension and postretirement
Beginning balance	(669)	(718)	(692)	(746)
Amortization of deferred actuarial losses into earnings	24	27	47	55
Divestiture of business	—	1	—	1
Ending balance	(645)	(690)	(645)	(690)

Cash flow hedges
Beginning balance	2	(24)	(1)	—
Deferral of gains (losses) arising during the period	(11)	(3)	(8)	(29)
Reclassification of realized (gain) loss to sales and cost of sales	1	4	1	6
Ending balance	(8)	(23)	(8)	(23)

Accumulated other comprehensive income (loss)	$(128)	(1,273)	(128)	(1,273)
Activity above is shown net of income taxes for the three and six months ended March 31, 2014 and 2015, respectively, as follows: amortization of pension and postretirement deferred actuarial losses: $(13), $(15), $(26) and $(30); deferral of cash flow hedging gains (losses): $6, $ -, $6 and $17; reclassification of realized cash flow hedging (gains) losses: $ -, $(3), $(1) and $(4).

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

7.	Total periodic pension and postretirement expense is summarized below (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2015	2014	2015
Service cost	$23	27	47	54
Interest cost	60	61	122	121
Expected return on plan assets	(86)	(92)	(172)	(184)
Net amortization	37	42	73	85
Total	$34	38	70	76

8.	Other deductions, net are summarized below (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2015	2014	2015
Amortization of intangibles	$58	53	115	108
Rationalization of operations	21	44	34	53
Other	58	39	83	39
Total	$137	136	232	200

Other for the second quarter primarily reflects the comparative effect of the prior year equity loss of $34 million from the Company's investment in Artesyn Embedded Technologies. The year-to-date change includes the equity loss and a favorable foreign currency transaction impact of $20 million due to lower losses in the current year.

9.
Rationalization of operations expense reflects costs associated with the Company’s ongoing efforts to improve operational efficiency and deploy assets globally in order to remain competitive on a worldwide basis. The Company expects full year 2015 rationalization expense to exceed $140 million. This includes the $53 million incurred to date, as well as costs to complete actions initiated before the end of the second quarter and actions anticipated to be approved and initiated during the remainder of the year. Costs for the three and six months ended March 31, 2015 largely relate to selective repositioning of the global cost structure to match the current level of economic activity, as well as the redeployment of resources for future growth.

Rationalization of operations expense by segment is provided below (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2015	2014	2015
Process Management	$5	22	8	25
Industrial Automation	3	2	5	4
Network Power	6	13	10	14
Climate Technologies	7	4	10	6
Commercial & Residential Solutions	—	3	1	4
Total	$21	44	34	53

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Details of the change in the liability for rationalization during the six months ended March 31, 2015 follow (in millions):

	Sept 30, 2014	Expense	Paid/Utilized	Mar 31, 2015
Severance and benefits	$20	42	15	47
Lease and other contract terminations	1	1	2	—
Fixed assets write-downs	—	2	2	—
Vacant facility and other shutdown costs	—	2	1	1
Start-up and moving costs	1	6	6	1
Total	$22	53	26	49

10.	Summarized information about the Company's results of operations by business segment follows (in millions):

	Three Months Ended March 31,				Six Months Ended March 31,
	Sales		Earnings		Sales		Earnings
	2014	2015	2014	2015	2014	2015	2014	2015
Process Management	$2,108	2,042	383	299	4,149	4,141	756	691
Industrial Automation	1,232	1,034	187	144	2,381	2,186	349	308
Network Power	1,171	1,063	96	34	2,474	2,182	179	113
Climate Technologies	1,041	982	186	170	1,827	1,882	293	296
Commercial & Residential Solutions	460	465	99	91	926	945	199	194
	6,012	5,586	951	738	11,757	11,336	1,776	1,602
Differences in accounting methods			60	53			117	111
Corporate and other			(147)	853			(332)	742
Eliminations/Interest	(200)	(186)	(47)	(40)	(339)	(349)	(101)	(86)
Total	$5,812	5,400	817	1,604	11,418	10,987	1,460	2,369

Industrial Automation intersegment sales for the quarters ended March 31, 2015 and 2014 were $167 million and $182 million, respectively, and year-to-date $312 million and $298 million. The income in corporate and other for 2015 versus expense in 2014 primarily reflects the $932 million gain on the divestiture of power transmission solutions (see Note 11). Additionally, the second quarter includes lower incentive stock compensation of $19 million and the impact of a $34 million loss from the Artesyn equity investment in 2014. The year-to-date change also reflects lower stock compensation of $46 million and the Artesyn equity investment loss, plus favorable comparative impacts versus prior year from $30 million of accelerated charitable contributions and purchase accounting inventory costs of $21 million.

11.
In the first quarter of 2015, the Company completed three acquisitions with combined annualized sales of approximately $32 million in Process Management's measurement devices and systems and solutions businesses. Total cash paid for all businesses was $145 million, net of cash acquired. The Company recognized goodwill of $76 million ($43 million of which is expected to be tax deductible) and other intangible assets of $62 million, primarily customer relationships and intellectual property with a weighted-average life of approximately eleven years.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

In connection with its longer-term strategy to divest selected slower-growth businesses, on January 30, 2015 the Company completed the previously announced sale of its mechanical power transmission solutions business to Regal Beloit Corporation for $1.4 billion. The Company recognized a pretax gain from the transaction of $932 million ($528 million after-tax, $0.77 per share). Assets and liabilities held-for-sale at the closing date were as follows: other current assets, $181 million (accounts receivable, inventories, other); other assets, $375 million (property, plant and equipment, goodwill, other noncurrent assets); accrued expenses, $51 million (accounts payables, other current liabilities); and other liabilities, $41 million. After-tax proceeds of approximately $1 billion will be used for share repurchase. This business was previously reported in the Industrial Automation segment and had fiscal 2014 sales of $605 million and earnings before income taxes of $87 million. Power transmission solutions designs and manufactures market-leading couplings, bearings, conveying components and gearing and drive components, and provides supporting services and solutions.

The Company has begun evaluating strategic alternatives, including a potential sale, for its InterMetro business. InterMetro is a leading manufacturer and supplier of storage and transport products in the food service, commercial products and healthcare industries. This business had annual sales of $284 million in 2014 and is reported in the Commercial & Residential Solutions segment.

In the first quarter of 2014, the Company completed the divestiture of a 51 percent controlling interest in Artesyn and in the fourth quarter of 2014, the Company sold its connectivity solutions business. Both of these businesses had been previously reported in the Network Power segment. Consolidated operating results for the six months ended March 31, 2014 included combined sales of $183 million and a pretax loss of $9 million (net loss, $7 million) for these businesses.

12.
As previously disclosed, on October 22, 2012, Invensys Systems, Inc. filed a patent infringement suit against the Company and its subsidiary, Micro Motion, Inc., in the Eastern District of Texas captioned Invensys Systems, Inc. v. Emerson Electric Co. and Micro Motion, Inc., USA. Micro Motion and Emerson also brought claims against Invensys for patent infringement.  All claims and cross claims between Emerson, Micro Motion and Invensys in all pending related matters have now been resolved amicably between the companies.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Items 2 and 3.

Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
Second quarter sales were $5.4 billion, down 7 percent, and underlying sales were flat. Sales growth was affected by a slowdown in short-cycle industrial spending, specifically in energy-related markets due to low oil prices, significant strength of the U.S. dollar and divestitures. Net earnings common stockholders were $973 million, up 78 percent, and diluted earnings per share were $1.42, up 84 percent. These results include a gain of $528 million, $0.77 per share, from the power transmission solutions divestiture.
RESULTS OF OPERATIONS

Following is an analysis of the Company’s operating results for the second quarter ended March 31, 2015, compared with the second quarter ended March 31, 2014.

Three Months Ended March 31	2014	2015	Change
(dollars in millions, except per share amounts)

Net sales	$5,812	5,400	(7)%
Gross profit	$2,395	2,166	(10)%
Percent of sales	41.2%	40.1%

SG&A	$1,394	1,318
Percent of sales	24.0%	24.4%
Gain on sale of business	$—	932
Other deductions, net	$137	136
Interest expense, net	$47	40

Earnings before income taxes	$817	1,604	96%
Percent of sales	14.1%	29.7%
Net earnings common stockholders	$547	973	78%
Percent of sales	9.4%	18.0%

Diluted earnings per share	$0.77	1.42	84%

Net sales for the second quarter of 2015 were $5,400 million, a decrease of $412 million, or 7 percent compared with $5,812 million in 2014. Underlying sales were essentially flat (down $14 million), as foreign currency translation deducted 5 percent ($275 million), divestitures deducted 2 percent ($130 million) and acquisitions added $7 million. Underlying sales decreased 3 percent in the U.S. and increased 2 percent internationally. Europe increased 2 percent, Asia was up 1 percent (China down 5 percent), Latin America was down 7 percent, Canada was up 13 percent and Middle East/Africa was up 8 percent. Sales decreased $198 million in Industrial Automation, primarily reflecting the power transmission solutions divestiture, and decreased $108 million in Network Power as underlying demand for telecommunications and data center infrastructure investment remained sluggish. Sales were down $59 million in Climate Technologies as U.S. HVAC customers work through inventory pre-bought in anticipation of regulatory changes that went into effect January 1, 2015. Process Management sales decreased $66 million as volume increases were offset by significant unfavorable currency translation.

Cost of sales for the second quarter of 2015 were $3,234 million, a decrease of $183 million compared to $3,417 million in 2014, primarily due to the effect of foreign currency translation and the power transmission solutions divestiture. Gross profit margin of 40.1 percent decreased 1.1 percentage points compared to 41.2 percent in 2014 due to unfavorable mix, the impact of the stronger dollar on operations and deleverage in certain businesses. Savings from cost reduction actions partially offset these items.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Selling, general and administrative (SG&A) expenses of $1,318 million decreased $76 million compared with the prior year due to the impact of foreign currency translation, the power transmission solutions divestiture, a $19 million decrease in incentive stock compensation and cost containment actions. SG&A as a percent of sales of 24.4 percent in 2015 increased 0.4 percentage points primarily due to deleverage in certain businesses, and the effect of higher costs related to investments for growth made in the prior year.

On January 30, 2015, the Company completed the sale of its power transmission solutions business and recorded a pretax gain of $932 million ($528 million after-tax, $0.77 per share). See Note 11.

Other deductions, net were $136 million in 2015, a decrease of $1 million. See Note 8.

Pretax earnings of $1,604 million increased $787 million, or 96 percent due to the gain of $932 million on the divestiture of power transmission solutions, which aided pretax earnings comparisons 114 percentage points. Earnings decreased $84 million in Process Management, $62 million in Network Power and $43 million in Industrial Automation. See the following Business Segments discussion.

Income taxes were $625 million for 2015 and $263 million for 2014, resulting in effective tax rates of 39 percent and 32 percent, respectively. The 2015 effective tax rate includes a 6 percentage point impact from the power transmission solutions divestiture. The effective tax rate for full year 2015 is estimated at approximately 33 percent, including an approximate 2 percentage point unfavorable impact from the power transmission solutions divestiture.

Net earnings common stockholders in 2015 were $973 million, up 78 percent, and earnings per share were $1.42, up 84 percent. Excluding the divestiture gain, net earnings were $445 million, down 19 percent, and earnings per share were $0.65, down 16 percent. The divestiture gain of $528 million and $0.77 per share benefited net earnings and earnings per share comparisons by 97 percent and 100 percent, respectively. Earnings per share also benefited from purchases of common stock for treasury.

BUSINESS SEGMENTS
Following is an analysis of operating results for the Company’s business segments for the second quarter ended March 31, 2015, compared with the second quarter ended March 31, 2014. The Company defines segment earnings as earnings before interest and taxes.

Process Management

Three Months Ended March 31	2014	2015	Change
(dollars in millions)

Sales	$2,108	2,042	(3)%
Earnings	$383	299	(22)%
Margin	18.2%	14.7%

Process Management sales were $2.0 billion in the second quarter, a decrease of $66 million, or 3 percent. Underlying sales increased 2 percent ($42 million) on volume growth while acquisitions added $7 million. Growth was impeded as upstream oil and gas slowed considerably, particularly in North America. Foreign currency translation had a 5 percent ($115 million) unfavorable impact. The systems and solutions business increased slightly while the final control and measurement devices businesses were down. Underlying sales decreased 3 percent in the U.S. and increased 7 percent in Europe and 6 percent in Asia. Latin America decreased 5 percent, and Canada increased 16 percent and Middle East/Africa increased 3 percent. Earnings decreased $84 million and margin decreased 350 basis points due to unfavorable mix, the impact of a stronger dollar on operations and higher costs related to investments for growth made in the prior year. Results also include higher rationalization expense of $17 million and other costs. Uncertainty regarding oil prices has slowed the pace of business. Demand is expected to continue to be weak for the next twelve months, affecting both fiscal 2015 and 2016.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Industrial Automation

Three Months Ended March 31	2014	2015	Change
(dollars in millions)

Sales	$1,232	1,034	(16)%
Earnings	$187	144	(23)%
Margin	15.2%	13.9%

Industrial Automation sales were $1.0 billion in the second quarter, a decrease of $198 million, or 16 percent. Underlying sales were down 2 percent ($21 million) on lower volume, reflecting weakness in short-cycle European demand, upstream oil and gas, and industrial spending in energy-related markets. The power transmission solutions divestiture deducted 8 percent ($111 million) and foreign currency translation subtracted 6 percent ($66 million). Sales decreased in the power generating alternators and motors and drives businesses, with Europe particularly weak. Electrical distribution, hermetic motors and fluid automation also decreased. Underlying sales were down 1 percent in the U.S., down 2 percent in Europe, and up 1 percent Asia. Sales were down 17 percent in Latin America, 1 percent in Canada and 13 percent in Middle East/Africa. Earnings decreased $43 million and margin declined 130 basis points, partially due to the power transmission solutions divestiture, which reduced earnings $21 million and contributed 40 basis points to the margin decline. Lower volume, deleverage and unfavorable mix also contributed to the decrease. Market conditions are expected to remain mixed in the near term, with industrial spending slow to recover from recent weakness. Upstream oil and gas will negatively impact orders in power generation alternators and electrical distribution.

Network Power

Three Months Ended March 31	2014	2015	Change
(dollars in millions)

Sales	$1,171	1,063	(9)%
Earnings	$96	34	(65)%
Margin	8.2%	3.2%

Network Power sales were $1.1 billion in the second quarter, a decrease of $108 million, or 9 percent. Underlying sales were down 3 percent ($34 million) on 2 percent lower volume and 1 percent lower price. Foreign currency translation deducted 5 percent ($55 million) and a prior year divestiture subtracted 1 percent ($19 million). The telecommunications power business decreased sharply on lower demand in all geographies as global telecommunications companies cut capital spending, particularly in the U.S. The data center business decreased moderately as growth in thermal management was more than offset by decreases in uninterruptible power supply products. Underlying sales decreased 9 percent in the U.S. and 5 percent in Asia (China down 6 percent), while Europe was up 4 percent. Latin America was up 7 percent, Middle East/Africa was up 19 percent and Canada was up 15 percent. Earnings decreased $62 million and margin declined 5 percentage points, due to lower volume and deleverage, particularly in the telecommunications power business, lower pricing in Asia and unfavorable mix. Additionally, higher rationalization, unfavorable foreign currency transactions and litigation together contributed $14 million to the decrease. Demand is expected to remain mixed in the second half of the year, with improving data center market conditions and continued weakness in telecommunications power capital spending.

Climate Technologies

Three Months Ended March 31	2014	2015	Change
(dollars in millions)

Sales	$1,041	982	(6)%
Earnings	$186	170	(9)%
Margin	17.9%	17.3%

Climate Technologies sales were $982 million in the second quarter, a decrease of $59 million or 6 percent. Underlying sales decreased 3 percent ($29 million) on lower volume and foreign currency translation deducted 3 percent ($30 million). The global air conditioning business was down as U.S. customers work through inventory pre-

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

bought in the first quarter in anticipation of regulatory changes that went into effect January 1, 2015. Global refrigeration decreased, reflecting softness in Europe, the U.S. and Asia. Temperature controls and sensors were down. Underlying sales decreased 6 percent in the U.S., increased 1 percent in Europe, and decreased 2 percent in Asia. Latin America was down 19 percent, Canada was up 18 percent and Middle East/Africa was up 35 percent. Earnings decreased $16 million and margin declined 60 basis points primarily due to deleverage and unfavorable mix and foreign currency transactions. Warranty costs and rationalization expense were lower. The expectation is for modest underlying growth in the second half of the year as end user demand in HVAC and refrigeration remains favorable.

Commercial & Residential Solutions

Three Months Ended March 31	2014	2015	Change
(dollars in millions)

Sales	$460	465	1%
Earnings	$99	91	(8)%
Margin	21.4%	19.4%

Commercial & Residential Solutions sales were $465 million in the second quarter, an increase of $5 million, or 1 percent. Underlying sales increased 3 percent ($14 million) on higher volume while foreign currency translation deducted 2 percent ($9 million). The sales increase was led by strong growth in residential storage, and modest growth in food waste disposers and wet/dry vacuums. Professional tools decreased moderately. Sales increased 5 percent in the U.S. and decreased 4 percent internationally. Earnings decreased $8 million and margin decreased 200 basis points, reflecting business mix, higher rationalization expense of $3 million and other costs. Materials cost containment and higher price partially offset the decline. Favorable conditions in U.S. construction markets are expected to continue in the near term, supporting the outlook for moderate growth in the second half of the year.

RESULTS OF OPERATIONS

Following is an analysis of the Company’s operating results for the six months ended March 31, 2015, compared with the six months ended March 31, 2014.

Six Months Ended March 31	2014	2015	Change
(dollars in millions, except per share amounts)

Net sales	$11,418	10,987	(4)%
Gross profit	$4,631	4,446	(4)%
Percent of sales	40.6%	40.5%
SG&A	$2,838	2,723
Percent of sales	24.9%	24.8%
Gain on sale of business	$—	932
Other deductions, net	$232	200
Interest expense, net	$101	86
Earnings before income taxes	$1,460	2,369	62%
Percent of sales	12.8%	21.6%
Net earnings common stockholders	$1,009	1,498	48%
Percent of sales	8.8%	13.6%

Diluted earnings per share	$1.42	2.17	53%

Net sales for the first six months of 2015 were $10,987 million, a decrease of $431 million, or 4 percent compared with $11,418 million in 2014. Underlying sales increased 3 percent ($270 million) on volume increases, foreign currency translation deducted 4 percent ($432 million) and divestitures subtracted 3 percent ($282 million). Acquisitions added $13 million. Underlying sales increased 2 percent in the U.S. and 3 percent internationally as Europe was up 1 percent, Asia was up 1 percent (China down 2 percent) and Latin America was up 3 percent. Middle East/Africa was up 4 percent and Canada was up 17 percent. Sales growth was led by Climate Technologies, which increased $55 million, or 3 percent due to accelerated first quarter demand stemming from regulatory changes and Commercial &

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Residential Solutions, which increased $19 million, or 2 percent. Sales for Network Power decreased $292 million, or 12 percent, and Industrial Automation was down $195 million, or 8 percent, both primarily due to divestitures and foreign currency translation. Process Management sales were essentially flat compared to 2014.

Cost of sales for 2015 were $6,541 million, a decrease of $246 million versus $6,787 million in 2014, primarily due to the impact of foreign currency translation and divestitures, partially offset by higher costs associated with increased volume, including acquisitions. Gross profit margin of 40.5 percent decreased 0.1 percentage point compared to 40.6 percent in 2014 due largely to unfavorable mix and the impact of the stronger dollar on product costs, mostly offset by divestitures (0.3 percentage points), savings from cost reduction actions and the favorable comparative effect from prior year purchase accounting inventory expense of $21 million.

SG&A expenses of $2,723 million decreased $115 million versus 2014 and SG&A as a percent of sales of 24.8 percent decreased 0.1 percent. These decreases are due to costs associated with increased volume and the effect of spending on growth investments in the prior year being more than offset by the impact of foreign currency translation and divestitures. Lower incentive stock compensation of $46 million and the favorable comparative impact of $30 million from accelerated charitable contributions in 2014 also contributed to the decrease.

Other deductions, net were $200 million in 2015, a decrease of $32 million, primarily due to the $34 million loss from the Artesyn equity investment in 2014.

Pretax earnings of $2,369 million increased $909 million, or 62 percent. The increase was due to the gain of $932 million on the divestiture of power transmission solutions, which aided pretax earnings comparisons 64 percentage points. Earnings decreased $66 million in Network Power, $65 million in Process Management and $41 million in Industrial Automation. See Business Segments discussion that follows.

Income taxes were $861 million for 2015 and $429 million for 2014, resulting in effective tax rates of 36 percent and 29 percent, respectively. The 2015 effective tax rate includes a 5 percentage point unfavorable impact from the power transmission solutions divestiture. The 2014 effective tax rate benefited approximately 2 percentage points from certain items, including 1 percentage point each from the Artesyn divestiture and the disposal of an investment.

Net earnings common stockholders for 2015 were $1,498 million, up 48 percent, compared to $1,009 million in 2014 and earnings per share were $2.17, up 53 percent, compared to $1.42 in the prior year. Excluding the divestiture gain, net earnings were $970 million, down 4 percent, and earnings per share were $1.40, down 1 percent. The divestiture gain of $528 million, $0.77 per share, benefited net earnings and earnings per share comparisons by 52 percent and 54 percent, respectively.

BUSINESS SEGMENTS
Following is an analysis of operating results for the Company’s business segments for the six months ended March 31, 2015, compared with the six months ended March 31, 2014. The Company defines segment earnings as earnings before interest and taxes.

Process Management

Six Months Ended March 31	2014	2015	Change
(dollars in millions)

Sales	$4,149	4,141	—%
Earnings	$756	691	(9)%
Margin	18.2%	16.7%

Process Management sales were $4.1 billion for the first six months of 2015, essentially flat (down $8 million) compared with the prior year. Underlying sales increased 4 percent ($167 million) on volume growth while foreign currency translation deducted 4 percent ($188 million) and acquisitions added $13 million. The systems and solutions business grew modestly, final control was up slightly and the measurement devices business was down. Underlying sales increased 2 percent in the U.S., 5 percent in Europe, and 3 percent in Asia with 1 percent growth in China. Sales were up 9 percent in Latin America, 1 percent in Middle East/Africa and 19 percent in Canada. Earnings decreased $65 million and margin decreased 150 basis points due to unfavorable mix, the impact of a stronger dollar on operations, higher costs related to growth investments in the prior year, and higher rationalization of $17 million.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Industrial Automation

Six Months Ended March 31	2014	2015	Change
(dollars in millions)

Sales	$2,381	2,186	(8)%
Earnings	$349	308	(12)%
Margin	14.7%	14.1%

Industrial Automation sales were $2.2 billion for the first six months of 2015, a decrease of $195 million or 8 percent. Underlying sales were essentially flat (up $5 million), as foreign currency translation deducted 4 percent ($101 million) and the power transmission solutions divestiture deducted 4 percent ($99 million). The hermetic motors business was up moderately and materials joining increased slightly, while power generating alternators, motors and drives and fluid automation decreased. Underlying sales increased 5 percent in the U.S. and 2 percent in Asia, and decreased 6 percent in Europe. Sales were down 6 percent in Latin America, up 6 percent in Canada and down 12 percent in Middle East/Africa. Earnings decreased $41 million and margin declined 60 basis points, partially due to the power transmission solutions divestiture, which reduced earnings $17 million and contributed 20 basis points to the margin decline. Unfavorable mix and deleverage were partially offset by cost reduction actions and lower warranty.
Network Power

Six Months Ended March 31	2014	2015	Change
(dollars in millions)

Sales	$2,474	2,182	(12)%
Earnings	$179	113	(37)%
Margin	7.2%	5.2%

Network Power sales were $2.2 billion for the first six months of 2015, a decrease of $292 million, or 12 percent, reflecting prior year divestitures, which subtracted 7 percent ($183 million), and foreign currency translation which deducted 4 percent ($88 million). Underlying sales were down 1 percent ($21 million) on lower price. The data center business decreased slightly, as growth in thermal management and inbound power products and from a large European hyperscale project was offset by a decrease in uninterruptible power supply products. The telecommunications power business decreased sharply on lower demand in all geographies, particularly in the U.S. Underlying sales were down 5 percent in the U.S. and 3 percent in Asia, while Europe was up 8 percent. Sales were down 6 percent in Latin America and increased 5 percent in Middle East/Africa and 26 percent in Canada. Earnings decreased $66 million and margin declined 2 percentage points, due to lower volume and deleverage, particularly in the telecommunications power business, lower pricing in Asia and unfavorable mix. Additionally, higher rationalization of $4 million contributed to the decrease.

Climate Technologies

Six Months Ended March 31	2014	2015	Change
(dollars in millions)

Sales	$1,827	1,882	3%
Earnings	$293	296	1%
Margin	16.0%	15.7%

Climate Technologies sales were $1.9 billion for the first six months of 2015, an increase of $55 million or 3 percent. Underlying sales increased 5 percent ($97 million) on higher volume while foreign currency translation deducted 2 percent ($42 million). The global air conditioning business was up on strong first quarter accelerated demand in the U.S. residential market due to customers pre-buying ahead of regulatory changes. Global refrigeration was flat as strength in the U.S. and Asia was offset by weakness in Europe. The temperature sensors and controls businesses decreased. Overall, underlying sales were up 7 percent in the U.S., down 1 percent in Europe and flat in Asia (China down 7 percent). Sales increased 5 percent in Latin America, 34 percent in Middle East/Africa and 15 percent in Canada. Earnings increased $3 million, reflecting higher volume and lower warranty costs. Margin decreased 30 basis

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

points due to unfavorable mix and foreign currency transactions, partially offset by savings from cost reduction actions and lower rationalization expense.

Commercial & Residential Solutions

Six Months Ended March 31	2014	2015	Change
(dollars in millions)

Sales	$926	945	2%
Earnings	$199	194	(2)%
Margin	21.4%	20.5%

Commercial & Residential Solutions sales were $0.9 billion for the first six months of 2015, an increase of $19 million, or 2 percent. Underlying sales increased 3 percent ($32 million) on higher volume while foreign currency translation deducted 1 percent ($13 million). The sales increase was led by moderate growth in professional tools, and modest increases in the food waste disposers and wet/dry vacuums businesses. The storage businesses increased slightly. Sales increased 5 percent in the U.S. and were flat internationally. Earnings decreased $5 million and margin declined 90 basis points, reflecting business mix, higher rationalization expense of $3 million and other costs.

FINANCIAL CONDITION

Key elements of the Company's financial condition for the six months ended March 31, 2015 as compared to the year ended September 30, 2014.

	Sept 30, 2014		Mar 31, 2015
Working capital (in millions)	$2,413		1,574
Current ratio	1.3		1.2
Total debt-to-total capital	37.3%		42.6%
Net debt-to-net capital	22.1%		27.4%
Interest coverage ratio	16.3	X	24.3X
The Company's interest coverage ratio (earnings before income taxes plus interest expense, divided by interest expense) of 24.3X for the first six months of 2015 compares to 14.0X for the first six months of 2014. The significant increase is due to higher pretax earnings from the power transmission solutions divestiture gain and slightly lower interest expense.
Cash provided by operating activities of $929 million decreased $337 million, or 27 percent, compared with $1,266 million in the prior year, driven by increased investment in working capital. Operating cash flow largely funded capital expenditures of $359 million and dividends of $647 million. Common stock purchases of $1,351 million were supported by after-tax proceeds from the power transmission solutions divestiture. Principal payment of long-term debt were $251 million and acquisitions were $145 million. Free cash flow of $570 million (operating cash flow of $929 million less capital expenditures of $359 million) was down $299 million, due to the lower operating cash flow in 2015. Free cash flow was $869 million in 2014 (operating cash flow of $1,266 million less capital expenditures of $397 million).
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

FISCAL 2015 OUTLOOK
The global macroeconomic environment will continue to be challenging for the remainder of 2015, as strong headwinds from lower oil prices, strength of the U.S. dollar, and a broad slowdown in industrial spending, particularly in North America and China, will place downward pressure on underlying sales growth across most of the Company's businesses. Near-term profitability will be negatively affected by volume deleverage as a result of weaker underlying sales growth. The Company now expects 2015 net sales to decline (7) to (5) percent. Underlying sales growth is expected to be 0 to 2 percent, excluding a negative impact from currency translation of approximately (5) percent and a (2) percent deduction from divestitures. The execution focus will be on aligning costs with minimal, if any, underlying sales growth to improve margins and position the Company for increased profit growth in 2016. Therefore, restructuring will continue to be increased and is now expected to exceed $140 million in the fiscal year. Reported earnings per share are expected to be $4.17 to $4.32, including a significant reduction from currency translation, the power transmission solutions divestiture gain of $0.77 per share, and incremental restructuring costs of $0.09 per share.

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

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities (shares in 000s).

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2015	3,550	$59.36	3,550	37,289
February 2015	4,900	$58.07	4,900	32,389
March 2015	6,600	$56.62	6,600	25,789
Total	15,050	$57.74	15,050	25,789

The Company’s Board of Directors has authorized the purchase of up to 70 million shares of common stock under a May 2013 program.

Item 5. Other Information

Prosecutors in Munich, Germany have commenced a criminal trial against a number of current and former Deutsche Bank executives and directors, including Emerson Director Clemens Boersig, related to their testimony in an earlier civil case involving Deutsche Bank. The proceedings do not relate to Emerson or Dr. Boersig's service on Emerson's Board.

Item 6. Exhibits

(a) Exhibits (Listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

10.1	Emerson Electric Co. 2015 Incentive Shares Plan, incorporated by reference to Emerson Electric Co. 2015 Proxy Statement dated December 12, 2014, File No. 1-278, Appendix B.

12	Ratio of Earnings to Fixed Charges.

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

101
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the three and six months ended March 31, 2014 and 2015, (ii) Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2014 and 2015, (iii) Consolidated Balance Sheets at September 30, 2014 and March 31, 2015, (iv) Consolidated Statements of Cash Flows for the six months ended March 31, 2014 and 2015, and (v) Notes to Consolidated Financial Statements for the three and six months ended March 31, 2015.

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
May 6, 2015

INDEX TO EXHIBITS

Exhibit No.	Exhibit

12	Ratio of Earnings to Fixed Charges.

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

101
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the three and six months ended March 31, 2014 and 2015, (ii) Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2014 and 2015, (iii) Consolidated Balance Sheets at September 30, 2014 and March 31, 2015, (iv) Consolidated Statements of Cash Flows for the six months ended March 31, 2014 and 2015, and (v) Notes to Consolidated Financial Statements for the three and six months ended March 31, 2015.