Form 10-Q
period 2015-06-30
EMERSON ELECTRIC CO
filed 2015-08-05
CIK 32604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

______________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common stock of $0.50 par value per share outstanding at July 31, 2015: 657,140,239 shares.

FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
THREE AND NINE MONTHS ENDED JUNE 30, 2014 AND 2015
(Dollars in millions, except per share amounts; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2015	2014	2015
Net sales	$6,312	5,503	17,730	16,490

Costs and expenses:
Cost of sales	3,674	3,269	10,461	9,810
Selling, general and administrative expenses	1,424	1,276	4,262	3,999
Gain on sale of business	—	—	—	932
Other deductions, net	96	122	328	322
Interest expense (net of interest income of $7, $9, $18 and $25, respectively)	46	40	147	126

Earnings before income taxes	1,072	796	2,532	3,165

Income taxes	334	222	763	1,083

Net earnings	738	574	1,769	2,082

Less: Noncontrolling interests in earnings of subsidiaries	10	10	32	20

Net earnings common stockholders	$728	564	1,737	2,062

Basic earnings per share common stockholders	$1.03	0.84	2.46	3.02

Diluted earnings per share common stockholders	$1.03	0.84	2.45	3.01

Cash dividends per common share	$0.43	0.47	1.29	1.41

See accompanying Notes to Consolidated Financial Statements.

FORM 10-Q

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE AND NINE MONTHS ENDED JUNE 30, 2014 AND 2015
(Dollars in millions; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2015	2014	2015
Net earnings	$738	574	1,769	2,082

Other comprehensive income (loss), net of tax:
Foreign currency translation	37	189	48	(543)
Pension and postretirement	24	27	71	83
Cash flow hedges	15	—	8	(23)
Total other comprehensive income (loss)	76	216	127	(483)

Comprehensive income	814	790	1,896	1,599

Less: Noncontrolling interests in comprehensive income of subsidiaries	10	9	30	18
Comprehensive income common stockholders	$804	781	1,866	1,581

See accompanying Notes to Consolidated Financial Statements.

FORM 10-Q

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts; unaudited)

	Sept 30, 2014	June 30, 2015
ASSETS
Current assets
Cash and equivalents	$3,149	3,393
Receivables, less allowances of $114 and $103, respectively	5,019	4,272
Inventories	2,057	2,144
Other current assets	642	835
Total current assets	10,867	10,644

Property, plant and equipment, net	3,802	3,610
Other assets
Goodwill	7,182	6,930
Other intangible assets	1,689	1,575
Other	637	705
Total other assets	9,508	9,210
Total assets	$24,177	23,464

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current maturities of long-term debt	$2,465	3,179
Accounts payable	2,951	2,402
Accrued expenses	2,876	2,678
Income taxes	162	53
Total current liabilities	8,454	8,312

Long-term debt	3,559	4,290

Other liabilities	1,997	2,063

Equity
Common stock, $0.50 par value; authorized, 1,200,000,000 shares; issued, 953,354,012 shares; outstanding, 696,605,222 shares and 663,311,878 shares, respectively	477	477
Additional paid-in-capital	161	162
Retained earnings	19,867	20,969
Accumulated other comprehensive income (loss)	(575)	(1,056)
Cost of common stock in treasury, 256,748,790 shares and 290,042,134 shares, respectively	(9,811)	(11,803)
Common stockholders’ equity	10,119	8,749
Noncontrolling interests in subsidiaries	48	50
Total equity	10,167	8,799
Total liabilities and equity	$24,177	23,464

See accompanying Notes to Consolidated Financial Statements.

FORM 10-Q

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2014 AND 2015
(Dollars in millions; unaudited)

	Nine Months Ended June 30,
	2014	2015
Operating activities
Net earnings	$1,769	2,082
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	623	613
Changes in operating working capital	(157)	(530)
Pension funding	(90)	(21)
Gain on divestiture of business, after tax	—	(528)
Income taxes paid on divestiture gain	—	(360)
Other, net	139	172
Net cash provided by operating activities	2,284	1,428

Investing activities
Capital expenditures	(573)	(516)
Purchases of businesses, net of cash and equivalents acquired	(610)	(250)
Divestitures of businesses	264	1,399
Other, net	(107)	(86)
Net cash (used by) provided by investing activities	(1,026)	547

Financing activities
Net increase in short-term borrowings	910	1,500
Proceeds from short-term borrowings greater than three months	2,181	2,515
Payments of short-term borrowings greater than three months	(1,958)	(3,070)
Proceeds from long-term debt	1	1,000
Payments of long-term debt	(323)	(504)
Dividends paid	(910)	(960)
Purchases of common stock	(783)	(2,041)
Purchase of noncontrolling interest	(574)	—
Other, net	(19)	(12)
Net cash used by financing activities	(1,475)	(1,572)

Effect of exchange rate changes on cash and equivalents	(9)	(159)
Increase (decrease) in cash and equivalents	(226)	244
Beginning cash and equivalents	3,275	3,149
Ending cash and equivalents	$3,049	3,393

Changes in operating working capital
Receivables	$107	473
Inventories	(254)	(265)
Other current assets	(45)	(177)
Accounts payable	53	(287)
Accrued expenses	(82)	(130)
Income taxes	64	(144)
Total changes in operating working capital	$(157)	(530)
See accompanying Notes to Consolidated Financial Statements.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

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

2.	Reconciliations of weighted average shares for basic and diluted earnings per common share follow (in millions). Earnings allocated to participating securities were inconsequential.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2015	2014	2015
Basic shares outstanding	699.6	665.7	701.6	679.3
Dilutive shares	3.7	3.2	4.0	3.3
Diluted shares outstanding	703.3	668.9	705.6	682.6

3.    Other Financial Information (in millions):

	Sept 30, 2014	June 30, 2015
Inventories
Finished products	$741	810
Raw materials and work in process	1,316	1,334
Total	$2,057	2,144

Property, plant and equipment, net
Property, plant and equipment, at cost	$9,411	9,052
Less: Accumulated depreciation	5,609	5,442
Total	$3,802	3,610

Goodwill by business segment
Process Management	$2,701	2,796
Industrial Automation	1,329	1,042
Network Power	2,218	2,172
Climate Technologies	500	494
Commercial & Residential Solutions	434	426
Total	$7,182	6,930

The Company has announced certain strategic actions, including the planned spinoff of the Network Power business, as well as the evaluation of alternatives, including potential sale, for the power generation and motors and drives businesses. These units, with goodwill of $2.2 billion, $430 million and $239 million, respectively, will be included in the Company's annual goodwill impairment review in the fourth quarter. Business conditions remain uncertain and it is possible the Company could recognize an impairment charge, or incur a future loss on the ultimate spinoff of Network Power or potential separation of the other businesses. See Note 11.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

The gross carrying amount of goodwill for the Company was $7,576 million and $7,828 million as of June 30, 2015 and September 30, 2014, respectively. Accumulated pretax goodwill impairment losses were $646 million at the end of both periods, all in the Network Power segment. The decrease in goodwill since September 30, 2014 is primarily due to the sale of the power transmission solutions business (previously reported in the Industrial Automation segment), as well as foreign currency translation.

	Sept 30, 2014	June 30, 2015
Accrued expenses include the following
Employee compensation	$705	587
Customer advanced payments	$455	496
Product warranty	$193	172

Other liabilities
Pension plans	$564	544
Deferred income taxes	572	637
Postretirement plans, excluding current portion	233	215
Other	628	667
Total	$1,997	2,063

4.	Following is a discussion regarding the Company’s use of financial instruments:
Hedging Activities – As of June 30, 2015, the notional amount of foreign currency hedge positions was approximately $1.6 billion, while commodity hedge contracts totaled approximately 79 million pounds ($201 million) of copper and aluminum. All derivatives receiving deferral accounting are cash flow hedges. The majority of hedging gains and losses deferred as of June 30, 2015 are expected to be recognized over the next 12 months as the underlying forecasted transactions occur. Gains and losses on foreign currency derivatives reported in other deductions, net reflect hedges of balance sheet exposures that do not receive deferral accounting. The following gains and losses are included in earnings and other comprehensive income (OCI) for the three and nine months ended June 30, 2015 and 2014 (in millions):

		Into Earnings				Into OCI
		3rd Quarter		Nine Months		3rd Quarter		Nine Months
Gains (Losses)	Location	2014	2015	2014	2015	2014	2015	2014	2015
Commodity	Cost of sales	$(5)	(6)	(10)	(16)	9	(7)	(7)	(26)
Foreign currency	Sales, cost of sales	3	(3)	6	(3)	13	(2)	15	(29)
Foreign currency	Other deductions, net	5	(2)	(5)	12
Total		$3	(11)	(9)	(7)	22	(9)	8	(55)
Regardless of whether derivatives receive deferral accounting, the Company expects hedging gains or losses to be essentially offset by losses or gains on the related underlying exposures. The amounts ultimately recognized will differ from those presented above for open positions, which remain subject to ongoing market price fluctuations until settlement. Derivatives receiving deferral accounting are highly effective and no amounts were excluded from the assessment of hedge effectiveness. Hedge ineffectiveness was immaterial for the three and nine months ended June 30, 2015 and 2014.
Fair Value Measurement – Valuations for all derivatives and the Company's long-term debt fall within Level 2 of the GAAP valuation hierarchy. As of June 30, 2015, the fair value of long-term debt was $4,885 million, which exceeded the carrying value by $305 million. At June 30, 2015, the fair values of commodity contracts and foreign currency contracts were reported in other current assets and accrued expenses. Valuations of derivative contract positions are summarized below (in millions):

	September 30, 2014		June 30, 2015
	Assets	Liabilities	Assets	Liabilities
Foreign Currency	$32	20	32	50
Commodity	$1	10	—	20

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Counterparties to derivatives arrangements are companies with high credit ratings. The Company has bilateral collateral arrangements with counterparties with credit rating-based posting thresholds that vary depending on the arrangement. If credit ratings on the Company's debt fall below preestablished levels, counterparties can require immediate full collateralization of all derivatives in net liability positions. The Company can demand full collateralization of derivatives in net asset positions should any counterparty credit ratings fall below certain thresholds. No collateral was posted with counterparties and none was held by the Company as of June 30, 2015. The maximum collateral that could have been required was $47 million.

5.	The change in equity for the first nine months of 2015 is shown below (in millions):

	Common Stockholders' Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance at September 30, 2014	$10,119	48	10,167
Net earnings	2,062	20	2,082
Other comprehensive income (loss)	(481)	(2)	(483)
Cash dividends	(960)	(16)	(976)
Purchase of noncontrolling interest	(23)	—	(23)
Net purchases of common stock	(1,968)	—	(1,968)
Balance at June 30, 2015	$8,749	50	8,799

6.	Activity in accumulated other comprehensive income (loss) for the three and nine months ended June 30, 2015 and 2014 is shown below (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2015	2014	2015
Foreign currency translation
Beginning balance	$525	(560)	504	171
Other comprehensive income (loss)	37	190	50	(541)
Purchase of noncontrolling interest	—	—	8	—
Ending balance	562	(370)	562	(370)

Pension and postretirement
Beginning balance	(645)	(690)	(692)	(746)
Amortization of deferred actuarial losses into earnings	24	27	71	83
Ending balance	(621)	(663)	(621)	(663)

Cash flow hedges
Beginning balance	(8)	(23)	(1)	—
Deferral of gains (losses) arising during the period	14	(6)	5	(35)
Reclassification of realized (gain) loss to sales and cost of sales	1	6	3	12
Ending balance	7	(23)	7	(23)

Accumulated other comprehensive income (loss)	$(52)	(1,056)	(52)	(1,056)
Activity above is shown net of income taxes for the three and nine months ended June 30, 2014 and 2015, respectively, as follows: amortization of pension and postretirement deferred actuarial losses: $(13), $(16), $(39), $(46); deferral of cash flow hedging gains (losses): $(8), $3, $(3), $20; reclassification of realized cash flow hedging (gains) losses: $(1), $(3), $(1), $(7).

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

7.	Total periodic pension and postretirement expense is summarized below (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2015	2014	2015
Service cost	$24	27	71	81
Interest cost	62	60	184	181
Expected return on plan assets	(86)	(92)	(258)	(276)
Net amortization	37	43	110	128
Total	$37	38	107	114

8.	Other deductions, net are summarized below (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2015	2014	2015
Amortization of intangibles	$55	52	170	160
Rationalization of operations	11	36	45	89
Other	30	34	113	73
Total	$96	122	328	322

The year-to-date change in Other reflects a favorable comparative effect from an equity investment loss of $34 million in the prior year.

9.
Rationalization of operations expense reflects costs associated with the Company’s ongoing efforts to improve operational efficiency and deploy assets globally in order to remain competitive on a worldwide basis. The Company expects full year 2015 rationalization expense to be in the range of $160 million to $180 million. This includes the $89 million incurred to date, as well as costs to complete actions initiated before the end of the third quarter and actions anticipated to be approved and initiated during the remainder of the year. Costs for the three and nine months ended June 30, 2015 largely relate to selective repositioning of the global cost structure to match the current level of economic activity, as well as the redeployment of resources for future growth.

Rationalization of operations expense by segment is provided below (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2015	2014	2015
Process Management	$4	12	12	37
Industrial Automation	2	4	7	8
Network Power	3	17	13	31
Climate Technologies	1	2	11	8
Commercial & Residential Solutions	1	1	2	5
Total	$11	36	45	89

Details of the change in the liability for rationalization during the nine months ended June 30, 2015 follow (in millions):

	Sept 30, 2014	Expense	Paid/Utilized	June 30, 2015
Severance and benefits	$20	72	47	45
Lease and other contract terminations	1	1	2	—
Fixed assets write-downs	—	2	2	—
Vacant facility and other shutdown costs	—	4	2	2
Start-up and moving costs	1	10	10	1
Total	$22	89	63	48

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

The severance and benefits expenses incurred year-to-date are associated with closing 8 facilities and reducing forcecount by approximately 2,300, mainly for Process Management in Europe and North America and Network Power in Asia, Europe and North America. Start-up and moving costs were incurred across all segments to redeploy assets to best cost locations and expand geographically to directly serve local markets.

10.	Summarized information about the Company's results of operations by business segment follows (in millions):

	Three Months Ended June 30,				Nine Months Ended June 30,
	Sales		Earnings		Sales		Earnings
	2014	2015	2014	2015	2014	2015	2014	2015
Process Management	$2,317	2,084	473	373	6,466	6,225	1,229	1,064
Industrial Automation	1,289	990	214	156	3,670	3,176	563	464
Network Power	1,237	1,028	107	37	3,711	3,210	286	150
Climate Technologies	1,191	1,125	250	222	3,018	3,007	543	518
Commercial & Residential Solutions	492	477	108	98	1,418	1,422	307	292
	6,526	5,704	1,152	886	18,283	17,040	2,928	2,488
Differences in accounting methods			63	54			180	165
Corporate and other			(97)	(104)			(429)	638
Eliminations/Interest	(214)	(201)	(46)	(40)	(553)	(550)	(147)	(126)
Total	$6,312	5,503	1,072	796	17,730	16,490	2,532	3,165

Industrial Automation intersegment sales for the quarters ended June 30, 2015 and 2014 were $184 million and $194 million, respectively, and year-to-date $496 million and $492 million. The year-to-date change in corporate and other primarily reflects the $932 million gain on the divestiture of power transmission solutions (see Note 11). The change also reflects lower 2015 stock compensation of $56 million and favorable comparative impacts from 2014 items, including a $34 million loss from an equity investment, accelerated charitable contributions of $28 million and purchase accounting inventory costs of $20 million.

11.
On June 30, 2015, the Company announced plans to spin off its Network Power business via a tax-free distribution to shareholders as part of a strategic plan to streamline its portfolio, drive growth, and accelerate value creation for shareholders. The Company will also explore strategic alternatives, including potential sale, for its motors and drives, power generation and remaining storage businesses. These businesses represent approximately 30 percent of consolidated 2014 sales and 20 percent of earnings and cash flow. When complete, these transactions are expected to result in a smaller and more focused Company, with leadership positions in higher-growth end markets that provide significant opportunities for enhanced growth and improved profitability. In addition, the Company will conduct a complete review and assessment of its corporate services and structure to bring them into alignment with its smaller scale and sharper focus. The separation of Network Power will create two independent publicly-traded companies, both owned by Emerson stockholders, and is subject to certain conditions, including final approval by Emerson’s Board of Directors, receipt of favorable opinions regarding the tax-free status of the transaction for federal income tax purposes, and review and approval of the Form 10 that will be filed with the SEC. The various transactions are expected to be substantially completed by September 30, 2016. With regard to the evaluation of strategic alternatives for the other businesses, there can be no assurance that the review process will result in any transaction. The Company expects to incur significant costs to implement these transactions, including income taxes related to reorganizing the ownership structure of these businesses, investment banking, legal, consulting and other costs.

The Company is evaluating strategic alternatives for its InterMetro storage business, including a potential sale. InterMetro is a leading manufacturer and supplier of storage and transport products in the food service, commercial products and healthcare industries. This business had annual sales of $284 million and pretax earnings of $36 million in 2014, and is reported in the Commercial & Residential Solutions segment. The Company has received nonbinding indications of interest from certain third parties, and expects to receive final offers in August and make a decision and announce plans for this business by year end.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

On January 30, 2015, the Company completed the previously announced sale of its mechanical power transmission solutions business to Regal Beloit Corporation for $1.4 billion. The Company recognized a pretax gain from the transaction of $932 million ($528 million after-tax, $0.77 per share). Assets and liabilities held-for-sale at the closing date were as follows: other current assets, $181 million (accounts receivable, inventories, other); other assets, $375 million (property, plant and equipment, goodwill, other noncurrent assets); accrued expenses, $51 million (accounts payable, other current liabilities); and other liabilities, $41 million. After-tax proceeds of approximately $1 billion were used for share repurchase. This business was previously reported in the Industrial Automation segment and had fiscal 2014 sales of $605 million and earnings before income taxes of $87 million. Power transmission solutions designs and manufactures market-leading couplings, bearings, conveying components and gearing and drive components, and provides supporting services and solutions.

During 2015, the Company completed six acquisitions with combined annualized sales of approximately $70 million in Process Management's final control, measurement devices and systems and solutions businesses. Total cash paid for all businesses was $250 million, net of cash acquired. The Company recognized goodwill of $149 million ($42 million of which is expected to be tax deductible) and other intangible assets of $100 million, primarily customer relationships and intellectual property with a weighted-average life of approximately 9 years.

In the first quarter of 2014, the Company completed the divestiture of a 51 percent controlling interest in Artesyn and in the fourth quarter of 2014, the Company sold its connectivity solutions business. Both of these businesses had been previously reported in the Network Power segment. Consolidated operating results for the nine months ended June 30, 2014 included combined sales of $203 million and a pretax loss of $7 million (net loss, $6 million) for these businesses.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Items 2 and 3.

Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
Third quarter sales were $5,503 million, down 13 percent, and underlying sales decreased 5 percent. Sales growth has been affected by a slowdown in capital spending, specifically in oil and gas and other energy-related markets due to low crude oil prices, the on-going strength of the U.S. dollar, slowing conditions in emerging markets and divestitures. Net earnings common stockholders were $564 million, down 23 percent, and diluted earnings per share were $0.84, down 18 percent.
RESULTS OF OPERATIONS

Following is an analysis of the Company’s operating results for the third quarter ended June 30, 2015, compared with the third quarter ended June 30, 2014.

Three Months Ended June 30	2014	2015	Change
(dollars in millions, except per share amounts)

Net sales	$6,312	5,503	(13)%
Gross profit	$2,638	2,234	(15)%
Percent of sales	41.8%	40.6%

SG&A	$1,424	1,276
Percent of sales	22.6%	23.2%
Other deductions, net	$96	122
Interest expense, net	$46	40

Earnings before income taxes	$1,072	796	(26)%
Percent of sales	17.0%	14.5%
Net earnings common stockholders	$728	564	(23)%
Percent of sales	11.5%	10.3%

Diluted earnings per share	$1.03	0.84	(18)%

Net sales for the third quarter of 2015 were $5,503 million, a decrease of $809 million, or 13 percent compared with $6,312 million in 2014. Underlying sales decreased 5 percent ($318 million) on lower volume, foreign currency translation deducted 5 percent ($321 million) and divestitures deducted 3 percent ($177 million). Acquisitions added $7 million. Underlying sales decreased 7 percent in the U.S. and 4 percent internationally. Europe decreased 2 percent, Asia was down 7 percent (China down 14 percent), Latin America was down 10 percent, Canada was down 1 percent and Middle East/Africa was up 3 percent. Sales decreased $299 million in Industrial Automation, largely reflecting the power transmission solutions divestiture and unfavorable foreign currency translation, and Process Management decreased $233 million primarily due to the impact of the slowdown in upstream oil and gas production and significant unfavorable currency translation. Network Power sales decreased $209 million as underlying demand for telecommunications and data center infrastructure investment remained sluggish.

Cost of sales for the third quarter of 2015 were $3,269 million, a decrease of $405 million compared to $3,674 million in 2014, primarily due to the effect of foreign currency translation, the power transmission solutions divestiture, and reduced sales volume. Gross profit margin of 40.6 percent decreased 1.2 percentage points compared to 41.8 percent in 2014 due to deleverage on the lower volume, unfavorable mix and the impact of the stronger dollar on operations. Net savings from cost reduction and containment actions partially offset these items.

Selling, general and administrative (SG&A) expenses of $1,276 million decreased $148 million compared with the prior year due to lower sales volume, the impact of foreign currency translation, the power transmission solutions divestiture and cost reduction actions. SG&A as a percent of sales of 23.2 percent in 2015 increased 0.6 percentage points primarily due to deleverage on the lower volume and the effect of higher costs related to investments for growth made in the prior year.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Other deductions, net were $122 million in 2015, an increase of $26 million primarily due to higher rationalization costs in the current year. See Notes 8 and 9. With the expectation that market conditions will remain difficult, the Company is focused on executing the accelerated restructuring plans announced earlier this year, to improve profitability and position the Company for growth.

Pretax earnings of $796 million decreased $276 million, or 26 percent. Earnings decreased $100 million in Process Management, $70 million in Network Power, $58 million in Industrial Automation and $28 million in Climate Technologies. See the following Business Segments discussion.

Income taxes were $222 million for 2015 and $334 million for 2014, resulting in effective tax rates of 28 percent and 31 percent, respectively. The current year effective tax rate reflects a 3 percent benefit related to the completion of tax examinations. The effective tax rate for full year 2015 is estimated at approximately 33 percent, including an approximate 2 percentage point unfavorable impact from the power transmission solutions divestiture.

Net earnings common stockholders in 2015 were $564 million, down 23 percent, and earnings per share were $0.84, down 18 percent. Earnings per share benefited from purchases of common stock for treasury.

BUSINESS SEGMENTS
Following is an analysis of operating results for the Company’s business segments for the third quarter ended June 30, 2015, compared with the third quarter ended June 30, 2014. The Company defines segment earnings as earnings before interest and taxes.

Process Management

Three Months Ended June 30	2014	2015	Change
(dollars in millions)

Sales	$2,317	2,084	(10)%
Earnings	$473	373	(21)%
Margin	20.4%	17.9%

Process Management sales were $2.1 billion in the third quarter, a decrease of $233 million, or 10 percent. Underlying sales decreased 4 percent ($109 million) on lower volume as project activity slowed, reflecting continued weakness in oil and gas markets. Global upstream oil and gas remains under the most pressure, particularly in North America. Downstream markets exhibited some growth, but not at a level that will offset the reductions in upstream capital spending. Foreign currency translation had a 6 percent ($131 million) unfavorable impact while acquisitions added $7 million. The systems and solutions, final control and measurement devices businesses were all down. Underlying sales decreased 6 percent in the U.S., 1 percent in Europe and 7 percent in Asia (China down 13 percent). Latin America decreased 17 percent, Canada decreased 2 percent and Middle East/Africa increased 5 percent. Earnings decreased $100 million and margin decreased 250 basis points due to lower volume, deleverage, unfavorable mix and the impact of a stronger dollar on operations. Results also included higher rationalization expense of $8 million and unfavorable foreign currency transactions of $8 million. Demand is expected to remain weak through at least the first half of fiscal 2016. Given the downward trend in commodity prices, significant recovery is not anticipated until 2017.

Industrial Automation

Three Months Ended June 30	2014	2015	Change
(dollars in millions)

Sales	$1,289	990	(23)%
Earnings	$214	156	(27)%
Margin	16.6%	15.8%

Industrial Automation sales were $1.0 billion in the third quarter, a decrease of $299 million, or 23 percent. Underlying sales were down 5 percent ($60 million) on lower volume, reflecting continued softness in European demand, upstream oil and gas, and industrial spending, specifically in energy-related and commodity markets. The power transmission solutions divestiture deducted 11 percent ($157 million) and foreign currency translation

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

subtracted 7 percent ($82 million). Sales decreased in power generation, motors and drives, electrical distribution and fluid automation. Underlying sales were down 11 percent in the U.S., 2 percent in Europe and 1 percent in Asia (China down 4 percent). Sales were down 11 percent in Latin America, 10 percent in Canada and 3 percent in Middle East/Africa. Earnings decreased $58 million and margin decreased 80 basis points, including the impact of the power transmission solutions divestiture, which negatively affected comparisons $22 million. The impact of lower volume, deleverage and unfavorable mix were partially offset by cost reduction actions. Market conditions are expected to remain challenging in the near term, with only gradual improvement in Europe and sustained headwinds from reduced spending in upstream oil and gas.

Network Power

Three Months Ended June 30	2014	2015	Change
(dollars in millions)

Sales	$1,237	1,028	(17)%
Earnings	$107	37	(65)%
Margin	8.7%	3.6%

Network Power sales were $1.0 billion in the third quarter, a decrease of $209 million, or 17 percent. Underlying sales were down 11 percent ($123 million) on 10 percent lower volume and 1 percent lower price. Foreign currency translation deducted 5 percent ($66 million) and a prior year divestiture subtracted 1 percent ($20 million). Sales decreased sharply on lower demand from telecommunications companies in all geographies. Data center products were down primarily due to decreases in thermal management and uninterruptible power supplies. Underlying sales decreased 11 percent in the U.S., 4 percent in Europe and 17 percent in Asia (China down 28 percent). Latin America was flat, Middle East/Africa was down 22 percent and Canada was up 13 percent. Earnings decreased $70 million and margin declined 5.1 percentage points, due to lower volume and deleverage, particularly for telecommunications power products, lower price, and unfavorable mix, partially offset by cost reduction actions. Higher rationalization expense of $14 million also contributed to the decrease. Demand is expected to remain mixed by geography, with areas of opportunity in both data center infrastructure and telecommunications power spending.

Climate Technologies

Three Months Ended June 30	2014	2015	Change
(dollars in millions)

Sales	$1,191	1,125	(6)%
Earnings	$250	222	(11)%
Margin	21.0%	19.7%

Climate Technologies sales were $1.1 billion in the third quarter, a decrease of $66 million or 6 percent. Underlying sales were down 3 percent ($32 million) on lower volume while foreign currency translation deducted 3 percent ($34 million). The global air conditioning business was down primarily due to the continued effect of customers using inventory pre-built ahead of regulatory changes that became effective January 1, 2015. Additionally, unseasonably cool and wet weather has hampered growth in North America. Asia air conditioning was up, primarily on growth in India and Southeast Asia, while Europe remained soft. Global refrigeration decreased slightly, reflecting softness in Europe partially offset by the U.S. Temperature controls and sensors were down. Underlying sales decreased 6 percent in the U.S. and 4 percent in Europe, and increased 3 percent in Asia (China down 4 percent). Latin America was down 9 percent, Canada was up 3 percent and Middle East/Africa was up 28 percent. Earnings decreased $28 million and margin declined 130 basis points primarily due to lower volume, unfavorable mix and higher warranty costs. These items were partially offset by cost reduction and materials cost containment actions. Sales in the fourth quarter are expected to be down modestly, reflecting the impact of the U.S. residential air conditioning pre-build, and some impact from cooler than normal temperatures and significant rainfall in key parts of the U.S.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Commercial & Residential Solutions

Three Months Ended June 30	2014	2015	Change
(dollars in millions)

Sales	$492	477	(3)%
Earnings	$108	98	(9)%
Margin	22.1%	20.6%

Commercial & Residential Solutions sales were $477 million in the third quarter, a decrease of $15 million, or 3 percent. Underlying sales increased 1 percent ($2 million) led by favorable trends in U.S. construction. Higher price was partially offset by lower volume. Foreign currency translation deducted 2 percent ($8 million) and the transfer of a small product line to another segment deducted 2 percent ($9 million). The wet/dry vacuums business had strong growth and food waste disposers grew modestly. The professional tools business was down reflecting reduced oil and gas related spending. The storage businesses were also down. Underlying sales increased 1 percent in the U.S. and were flat internationally. Earnings decreased $10 million and margin decreased 150 basis points, reflecting unfavorable mix and higher other costs. Materials cost containment and higher price partially offset the decline. Favorable conditions in U.S. construction markets are expected to continue in the near term, supporting an outlook for modest growth in the fourth quarter.

RESULTS OF OPERATIONS

Following is an analysis of the Company’s operating results for the nine months ended June 30, 2015, compared with the nine months ended June 30, 2014.

Nine Months Ended June 30	2014	2015	Change
(dollars in millions, except per share amounts)

Net sales	$17,730	16,490	(7)%
Gross profit	$7,269	6,680	(8)%
Percent of sales	41.0%	40.5%

SG&A	$4,262	3,999
Percent of sales	24.0%	24.2%
Gain on sale of business	$—	932
Other deductions, net	$328	322
Interest expense, net	$147	126

Earnings before income taxes	$2,532	3,165	25%
Percent of sales	14.3%	19.2%
Net earnings common stockholders	$1,737	2,062	19%
Percent of sales	9.8%	12.5%

Diluted earnings per share	$2.45	3.01	23%

Net sales for the first nine months of 2015 were $16,490 million, a decrease of $1,240 million, or 7 percent compared with $17,730 million in 2014. Underlying sales were essentially flat (decreased $47 million), foreign currency translation deducted 4 percent ($754 million) and divestitures subtracted 3 percent ($459 million). Acquisitions added $20 million. Underlying sales decreased 1 percent in the U.S. and were flat internationally as Europe was flat, Asia was down 2 percent (China down 7 percent) and Latin America was down 2 percent. Canada was up 10 percent and Middle East/Africa was up 4 percent. Process Management sales were down $241 million due to the oil and gas slowdown and unfavorable currency translation. Sales for Network Power decreased $501 million and Industrial Automation was down $494 million, due to divestitures, foreign currency translation and volume declines in both segments.

Cost of sales for 2015 were $9,810 million, a decrease of $651 million versus $10,461 million in 2014, primarily due to the impact of foreign currency translation, divestitures, unfavorable mix and deleverage. Gross profit margin of 40.5 percent decreased 0.5 percentage points compared to 41.0 percent in 2014, due largely to the deleverage and

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

unfavorable mix and the impact of the stronger dollar on product costs, partially offset by divestitures (0.3 percentage points), a favorable comparative effect of $20 million from purchase accounting inventory expense in the prior year, and savings from cost reduction actions.

SG&A expenses of $3,999 million decreased $263 million versus 2014, primarily due to the impact of foreign currency translation and divestitures. Lower incentive stock compensation of $56 million, cost reduction actions and a favorable comparative impact versus prior year from $28 million of accelerated charitable contributions also contributed to the decrease. SG&A as a percent of sales of 24.2 percent increased 0.2 percent, reflecting deleverage and the effect of spending on growth investments in the prior year.

On January 30, 2015, the Company completed the sale of its power transmission solutions business and recorded a pretax gain of $932 million ($528 million after-tax, $0.77 per share). See Note 11.

Other deductions, net were $322 million in 2015, a decrease of $6 million. See Note 8.

Pretax earnings of $3,165 million increased $633 million, or 25 percent. The increase was due to the gain of $932 million on the divestiture of power transmission solutions, which benefited pretax earnings comparisons 37 percentage points. Earnings decreased $165 million in Process Management, $136 million in Network Power and $99 million in Industrial Automation. See Business Segments discussion that follows.

Income taxes were $1,083 million for 2015 and $763 million for 2014, resulting in effective tax rates of 34 percent and 30 percent, respectively. The 2015 effective tax rate includes a 4 percentage point unfavorable impact from the power transmission solutions divestiture. The 2014 effective tax rate benefited approximately 2 percentage points from certain items, including 1 percentage point each from the Artesyn divestiture and the disposal of an investment.

Net earnings common stockholders for 2015 were $2,062 million, up 19 percent, compared to $1,737 million in 2014 and earnings per share were $3.01, up 23 percent, compared to $2.45 in the prior year. Excluding the divestiture gain, net earnings were $1,534 million, down 12 percent, and earnings per share were $2.24, down 9 percent. The divestiture gain of $528 million, $0.77 per share, benefited net earnings and earnings per share comparisons by 31 percent and 32 percent, respectively.

BUSINESS SEGMENTS
Following is an analysis of operating results for the Company’s business segments for the nine months ended June 30, 2015, compared with the nine months ended June 30, 2014. The Company defines segment earnings as earnings before interest and taxes.

Process Management

Nine Months Ended June 30	2014	2015	Change
(dollars in millions)

Sales	$6,466	6,225	(4)%
Earnings	$1,229	1,064	(13)%
Margin	19.0%	17.1%

Process Management sales were $6.2 billion for the first nine months of 2015, a decrease of $241 million, or 4 percent compared with the prior year. Underlying sales increased 1 percent ($57 million) as strong first quarter volume growth has been largely offset by second and third quarter declines from weakness in oil and gas. Acquisitions added $20 million. Foreign currency translation deducted 5 percent ($318 million). The systems and solutions business was flat, while final control and measurement devices were down. Underlying sales decreased 1 percent in the U.S., increased 3 percent in Europe and were flat in Asia (China down 4 percent). Sales were flat in Latin America, up 11 percent in Canada and up 2 percent in Middle East/Africa. Earnings decreased $165 million and margin decreased 190 basis points due to unfavorable mix, the impact of a stronger dollar on operations and higher costs related to growth investments in the prior year, partially offset by a favorable foreign currency transactions impact of $17 million and cost reduction actions. Results also include higher rationalization expense of $25 million.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Industrial Automation

Nine Months Ended June 30	2014	2015	Change
(dollars in millions)

Sales	$3,670	3,176	(13)%
Earnings	$563	464	(18)%
Margin	15.3%	14.6%

Industrial Automation sales were $3.2 billion for the first nine months of 2015, a decrease of $494 million or 13 percent. Underlying sales decreased 1 percent ($55 million) on lower volume, as foreign currency translation deducted 5 percent ($183 million) and the power transmission solutions divestiture deducted 7 percent ($256 million). The hermetic motors and materials joining businesses increased slightly, while power generation, motors and drives, fluid automation and electrical distribution decreased. Underlying sales decreased 1 percent in the U.S., increased 1 percent in Asia (China down 1 percent), and decreased 4 percent in Europe. Sales were down 8 percent in Latin America, up 1 percent in Canada and down 9 percent in Middle East/Africa. Earnings decreased $99 million and margin declined 70 basis points, partially due to the power transmission solutions divestiture, which negatively impacted comparisons $40 million. Unfavorable mix and deleverage were partially offset by cost reduction actions.
Network Power

Nine Months Ended June 30	2014	2015	Change
(dollars in millions)

Sales	$3,711	3,210	(13)%
Earnings	$286	150	(47)%
Margin	7.7%	4.7%

Network Power sales were $3.2 billion for the first nine months of 2015, a decrease of $501 million, or 13 percent, reflecting prior year divestitures, which subtracted 5 percent ($203 million), and foreign currency translation which deducted 4 percent ($156 million). Underlying sales were down 4 percent ($142 million) on 3 percent lower volume and 1 percent lower price. Data center products were down, as slight growth in thermal management and inbound power and increases from a large European hyperscale project were more than offset by decreases in uninterruptible power supplies and infrastructure management. Telecommunications power products decreased sharply on lower demand in all geographies. Underlying sales were down 7 percent in the U.S. and 8 percent in Asia (China down 12 percent), while Europe was up 3 percent. Sales decreased 4 percent in Latin America and 4 percent in Middle East/Africa, while Canada was up 22 percent. Earnings decreased $136 million and margin declined 3 percentage points due to lower volume and deleverage, particularly in telecommunications power, lower pricing and unfavorable mix. Higher rationalization expense of $18 million also contributed to the decrease.

Climate Technologies

Nine Months Ended June 30	2014	2015	Change
(dollars in millions)

Sales	$3,018	3,007	—%
Earnings	$543	518	(5)%
Margin	18.0%	17.2%

Climate Technologies sales were $3.0 billion for the first nine months of 2015, a decrease of $11 million. Underlying sales increased 2 percent ($66 million) on higher volume while foreign currency translation deducted 2 percent ($77 million). The global air conditioning business was up moderately on growth in the U.S. and Asia. U.S. residential air conditioning was up modestly as strong first quarter growth, due to customers pre-buying inventory ahead of regulatory changes, has been mostly offset by lower volume in the second and third quarters as customers worked through the inventory. Asia air conditioning was up on strong growth in India and Southeast Asia. Global refrigeration was down slightly as weakness in Europe offset modest gains in the U.S. and Asia. The temperature sensors and controls businesses decreased. Overall, underlying sales were up 2 percent in the U.S., down 2 percent in Europe and up 1 percent in Asia (China down 6 percent). Sales decreased 1 percent in Latin America and increased 32

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

percent in Middle East/Africa and 10 percent in Canada. Earnings decreased $25 million and margin declined 80 basis points due to unfavorable mix and foreign currency transactions, partially offset by savings from cost reduction actions. Materials cost containment more than offset lower pricing.

Commercial & Residential Solutions

Nine Months Ended June 30	2014	2015	Change
(dollars in millions)

Sales	$1,418	1,422	—%
Earnings	$307	292	(5)%
Margin	21.7%	20.5%

Commercial & Residential Solutions sales were $1.4 billion for the first nine months of 2015, an increase of $4 million. Underlying sales increased 3 percent ($37 million) on higher volume from favorable U.S. construction, while foreign currency translation deducted 2 percent ($20 million) and the transfer of a small product line deducted 1 percent ($13 million). Wet/dry vacuums had strong growth and food waste disposers grew modestly. The professional tools and storage businesses decreased. Sales increased 3 percent in the U.S. and 1 percent internationally. Earnings decreased $15 million and margin declined 120 basis points, reflecting business mix, higher rationalization expense of $3 million and other costs. Materials cost containment and higher price partially offset the decline.

FINANCIAL CONDITION

Key elements of the Company's financial condition for the nine months ended June 30, 2015 as compared to the year ended September 30, 2014 follow.

	Sept 30, 2014		June 30, 2015
Working capital (in millions)	$2,413		2,332
Current ratio	1.3		1.3
Total debt-to-total capital	37.3%		46.1%
Net debt-to-net capital	22.1%		31.8%
Interest coverage ratio	16.3	X	22.0X
The Company's interest coverage ratio (earnings before income taxes plus interest expense, divided by interest expense) of 22.0X for the first nine months of 2015 compares to 16.3X for the first nine months of 2014. The significant increase is due to higher pretax earnings from the power transmission solutions divestiture gain and lower interest expense.
Cash provided by operating activities of $1,428 million decreased $856 million, or 37 percent, compared with $2,284 million in the prior year, due to lower earnings (excluding the divestiture gain), income taxes of $360 million paid on the divestiture gain and an increase in operating working capital. Operating cash flow largely funded capital expenditures of $516 million and dividends of $960 million. Common stock purchases of $2,041 million were supported by after-tax proceeds from the power transmission solutions divestiture. Proceeds from long-term debt were $1 billion, principal payments of long-term debt were $504 million and acquisitions were $250 million. Free cash flow of $912 million (operating cash flow of $1,428 million less capital expenditures of $516 million) was down $799 million, due to the lower operating cash flow in 2015. Free cash flow was $1,711 million in 2014 (operating cash flow of $2,284 million less capital expenditures of $573 million).
During the third quarter of 2015, the Company issued $500 million of 2.625% notes due December 2021 and $500 million of 3.150% notes due June 2025 under an automatic shelf registration statement on file with the Securities and Exchange Commission. The net proceeds from the sale of the notes were used to repay commercial paper borrowings and for general corporate purposes.
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

FISCAL 2015 OUTLOOK
The sustained headwinds from lower oil prices, the strength of the U.S. dollar, a broad slowdown in industrial spending, and sluggish growth in certain emerging and mature markets will reduce underlying sales growth. The Company now expects 2015 net sales to decline approximately 9 percent. Underlying sales growth is expected to be down approximately 2 percent, excluding negative currency translation of approximately 5 percent and a 2 percent deduction from divestitures. Profitability will continue to be challenged by lower underlying growth and the impact of accelerated restructuring. As a result, reported earnings per share are expected to be $3.97 to $4.07, including the power transmission solutions divestiture gain of $0.77 per share. The Company expects difficult market conditions to continue over the next 3 to 4 quarters as global spending remains under pressure.

On June 30, 2015, the Company announced plans to spin off its Network Power business via a tax-free distribution to shareholders as part of a strategic plan to streamline its portfolio, drive growth, and accelerate value creation for shareholders. The Company will also explore strategic alternatives, including potential sale, for its motors and drives, power generation and remaining storage businesses. See Note 11 for further information.

Statements in this report that are not strictly historical may be "forward-looking" statements, which involve risks and uncertainties, and Emerson undertakes no obligation to update any such statements to reflect later developments. These risks and uncertainties include Emerson's ability to successfully complete, and the financial impact of, its strategic portfolio repositioning actions, as well as economic and currency conditions, market demand, pricing, protection of intellectual property, and competitive and technological factors, among others, which are set forth in the “Risk Factors” of Part I, Item 1, and the "Safe Harbor Statement" of Exhibit 13, to the Company's Annual Report on Form 10-K for the year ended September 30, 2014 and in subsequent reports filed with the SEC, which are hereby incorporated by reference.

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

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities (shares in 000s).

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2015	5,700	$57.69	5,700	20,089
May 2015	3,400	$59.72	3,400	16,689
June 2015	1,800	$59.55	1,800	14,889
Total	10,900	$58.63	10,900	14,889

The 14.9 million shares available for purchase represent the remaining authorized shares under a 70 million share purchase program approved by the Board of Directors in May 2013.

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

101
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the three and nine months ended June 30, 2014 and 2015, (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2014 and 2015, (iii) Consolidated Balance Sheets as of September 30, 2014 and June 30, 2015, (iv) Consolidated Statements of Cash Flows for the nine months ended June 30, 2014 and 2015, and (v) Notes to Consolidated Financial Statements for the three and nine months ended June 30, 2015.

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
August 5, 2015

INDEX TO EXHIBITS

Exhibit No.	Exhibit

12	Ratio of Earnings to Fixed Charges.

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

101
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the three and nine months ended June 30, 2014 and 2015, (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2014 and 2015, (iii) Consolidated Balance Sheets as of September 30, 2014 and June 30, 2015, (iv) Consolidated Statements of Cash Flows for the nine months ended June 30, 2014 and 2015, and (v) Notes to Consolidated Financial Statements for the three and nine months ended June 30, 2015.