Form 10-K
period 2015-09-30
EMERSON ELECTRIC CO
filed 2015-11-18
CIK 32604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

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

Large accelerated filer ☒                                                                              Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)      Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of the voting stock held by nonaffiliates of the registrant as of close of business on
March 31, 2015: $37.9 billion.

Common stock outstanding at October 31, 2015: 654,557,141 shares.

Documents Incorporated by Reference

1.	Portions of Emerson Electric Co. 2015 Annual Report to Stockholders for the year ended September 30, 2015 incorporated by reference into Parts I and II hereof.

2.	Portions of Emerson Electric Co. Notice of 2016 Annual Meeting of Stockholders and Proxy Statement incorporated by reference into Part III hereof.

PART I

ITEM 1 - BUSINESS

Emerson (“the Company”) was incorporated in Missouri in 1890, and has evolved through internal growth and strategic acquisitions and divestitures from a regional manufacturer of electric motors and fans into a diversified global leader that brings technology and engineering together to provide innovative solutions for customers in a wide range of industrial, commercial and consumer markets around the world.

The Company is organized into the five business segments described below, based on the nature of the products and services rendered:

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

•	Climate Technologies - enhances household and commercial comfort, as well as food safety and energy efficiency, through heating, air conditioning and refrigeration technology.

•	Commercial & Residential Solutions - provides tools for professionals and homeowners, residential storage systems and appliance solutions.

Sales, earnings before interest and income taxes, and total assets attributable to each business segment for the three years ended September 30, 2015, are set forth in Note 17 of Notes to Consolidated Financial Statements of the 2015 Annual Report, which note is hereby incorporated by reference. Sales by segment in 2015, as a percentage of the total Company, were: Process Management, 37 percent; Industrial Automation, 18 percent; Network Power, 19 percent; Climate Technologies, 18 percent; and Commercial & Residential Solutions, 8 percent. Total Emerson sales by geographic destination in 2015 were: the United States and Canada, 48 percent; Asia, 22 percent; Europe, 18 percent; Latin America, 6 percent; and Middle East/Africa, 6 percent. Information with respect to acquisition and divestiture activity, the planned strategic portfolio repositioning actions and rationalization of operations is set forth in Notes 3 and 5 of Notes to Consolidated Financial Statements of the 2015 Annual Report, which notes are hereby incorporated by reference.

In June 2015, the Company announced plans to spin off its network power systems business through a tax-free distribution to shareholders as part of a strategic plan to streamline its portfolio, enhance growth potential and profitability, and accelerate value creation for shareholders. The Company is also exploring strategic alternatives, including potential sale, for its power generation and motors, drives, and residential storage businesses. In addition, the Company is bringing its corporate services and structure into alignment with the Company’s expected smaller scale and sharper focus. These transactions are subject to risks and uncertainties. See Item 1A - "Risk Factors” and Item 7 - "Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

PROCESS MANAGEMENT

The Process Management segment offers customers products and technology, and engineering, project management and consulting services for precision measurement, control, monitoring, asset optimization, and safety and reliability of oil and gas reservoirs and plants that process or treat various items.  The Company’s array of products and services helps customers optimize their plant capabilities in the areas of plant safety and reliability, product quality and output efficiency. Significant end markets served include oil and gas, refining, chemicals and power generation, as well as pharmaceuticals, food and beverages, pulp and paper, metals and mining, and municipal water supplies. Sales by geographic destination in 2015 for Process Management were: the United States and Canada, 42 percent; Asia, 24 percent; Europe, 17 percent; Latin America, 7 percent; and Middle East/Africa, 10 percent.

1#

Process Management Systems and Software

Process Management systems and software control plant processes by collecting and analyzing information from measurement devices in the plant, and then uses that information to adjust valves, pumps, motors, drives and other control hardware for maximum product quality and process efficiency and safety. Software capabilities also include upstream oil and gas reservoir simulation and modeling for production optimization. The Company’s process control systems can be extended wirelessly to support a mobile workforce with handheld tools/communicators, provide site-wide location tracking of people and assets, and enable video monitoring and communication with wireless field devices, thereby increasing the information available to operators.

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

Measurement and analytical instrumentation technologies are also available with wireless communication capability, allowing customers to monitor processes or equipment that were previously not measurable (remote, moving/rotating) or not economical to measure due to the high cost and difficulty of running wires in industrial process plants.

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
®
PlantWeb Digital Plant Architecture

PlantWeb digital plant architecture combines the technologies described above with the advantages of “intelligent” plant devices (valves and measurement instruments with advanced diagnostic capabilities), open communication standards (nonproprietary wired and wireless digital protocols allowing plant devices and control systems to “talk” with one another) and integrated modular software, not only to better control the process but also to collect and analyze valuable information about the process and the plant assets. This capability gives the Company's customers the ability to detect or predict changes in equipment and process performance, and the associated impact on plant operations. PlantWeb architecture provides customers the insight to improve plant availability and safety, and also furnishes a platform to continually improve asset management and standards compliance, and to reduce startup, operating and maintenance costs.

2#

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

Brands

Service/trademarks and trade names within Process Management include Emerson Process Management, AMS Suite, Baumann, Bettis, Bristol, CSI, Damcos, Daniel, DeltaV, EIM, El-O-Matic, Fisher, Go Switch, Guardian, Micro Motion, Net Safety, Ovation, PlantWeb, ROC, Rosemount, Roxar, Smart Process, SureService, Tescom, TopWorx, Valvetop and Virgo.

INDUSTRIAL AUTOMATION

The Industrial Automation segment provides integrated manufacturing solutions to its customers at the source of manufacturing their own products. Products include motors, drives, power generating alternators, fluid controls, electrical distribution devices and materials joining equipment. Through these offerings, the Company brings technology and enhanced quality to its customers' final products. Sales by geographic destination in 2015 for Industrial Automation were: the United States and Canada, 40 percent; Asia, 19 percent; Europe, 34 percent; Latin America, 3 percent; and Middle East/Africa, 4 percent.

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

3#

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

Brands

Service/trademarks and trade names within Industrial Automation include Emerson Industrial Automation, Appleton, ASCO, ASCO Joucomatic, ASCO Numatics, Branson Ultrasonics, Control Techniques, Kato Engineering, Leroy Somer, Nutsteel, O-Z/Gedney, SSB Wind Systems and Trident.

NETWORK POWER

The Network Power segment designs, manufactures, installs and maintains products providing electric power conditioning, power reliability and environmental control for telecommunications networks, data centers and other critical applications, and also provides comprehensive data center infrastructure management solutions. Products in this segment include critical power systems, uninterruptible power systems, thermal management, integrated data center control devices, software, monitoring and 24-hour service. Sales by geographic destination in 2015 for Network Power were: the United States and Canada, 43 percent; Asia, 28 percent; Europe, 19 percent; Latin America, 6 percent; and Middle East/Africa, 4 percent.

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

Thermal Management

Thermal management equipment provides efficient, reliable and cost-effective management of heat in mission- critical facilities.  Applications include data center and telecom sites ranging from small network closets, to computer rooms, to hyperscale-sized facilities.  Additionally, the thermal management portfolio spans a variety of offerings, including chilled water, direct expansion and evaporative equipment, software and controls.

4#

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

CLIMATE TECHNOLOGIES

The Climate Technologies segment provides products and services for all areas of the climate control industry, including residential heating and cooling, commercial air conditioning, and commercial and industrial refrigeration. The Company's technologies enable homeowners and businesses to better manage their heating, air conditioning and refrigeration systems for improved control and comfort, and lower energy costs. Climate Technologies also provides services that digitally control and remotely monitor refrigeration units in grocery stores and other food distribution outlets to enhance food freshness and safety. Sales by geographic destination in 2015 for Climate Technologies were: the United States and Canada, 55 percent; Asia, 23 percent; Europe, 10 percent; Latin America, 7 percent; and Middle East/Africa, 5 percent.

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

5#

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

COMMERCIAL & RESIDENTIAL SOLUTIONS

The Company’s Commercial & Residential Solutions segment includes a broad range of tools, storage products and appliance solutions. Sales by geographic destination in 2015 for this segment were: the United States and Canada, 86 percent; Asia, 4 percent; Europe, 6 percent; Latin America, 2 percent; and Middle East/Africa, 2 percent.

Professional and Do-It-Yourself Tools

Pipe-working tools are used by plumbing and mechanical professionals to install and repair piping systems. Products include pipe wrenches, pipe cutters, pipe threading and roll grooving equipment, mechanical crimping tube joining systems, drain cleaners, tubing tools, and diagnostic systems, including closed-circuit television pipe inspection and locating equipment. Other professional tools include water jetters, wet-dry vacuums, commercial vacuums and bolt cutters. Do-it-yourself tools, available at retail home improvement outlets, include drain cleaning equipment, pipe and tube working tools, and wet-dry vacuums.

Storage Solutions

The Company provides a wide variety of freestanding, fixed and mobile storage products for residential applications. Products for the home include shelving systems, cabinet and closet organizers, home office storage, and drawer systems and containers, available in wire, stainless steel and laminate.

Appliance Solutions

The Company provides a number of appliance solutions, including residential and commercial food waste disposers, ceiling fans, instant hot water dispensers and compact electric water heaters.

Distribution

The principal worldwide distribution channels for Commercial & Residential Solutions are distributors and direct sales forces. Professional tools are sold worldwide almost exclusively through distributors. Independent sales representatives are utilized to a lesser extent. Appliance solutions are sold through direct sales force networks and distributors. Approximately one-third of this segment's sales are made to a small number of big box retailers.

6#

Brands

Service/trademarks and trade names within the Commercial & Residential Solutions segment include Emerson, Emerson Appliance Solutions, Emerson Professional Tools, Emerson Storage Solutions, ClosetMaid, InSinkErator, ProTeam and RIDGID.

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

BACKLOG

The Company’s estimated consolidated order backlog was $5,986 million and $6,714 million at September 30, 2015 and 2014, respectively. The vast majority of the consolidated backlog as of September 30, 2015 is expected to be shipped within one year. Estimated backlog by business segment at September 30, 2015 and 2014 follows (dollars in millions). The declines in Industrial Automation and Commercial & Residential Solutions include the impacts from divesting the power transmission solutions and commercial storage businesses.

	2014	2015
Process Management	$4,141	3,725
Industrial Automation	646	481
Network Power	1,368	1,342
Climate Technologies	452	370
Commercial & Residential Solutions	107	68
Total Backlog	$6,714	5,986

7#

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

RESEARCH AND DEVELOPMENT

Costs associated with Company-sponsored research and development activities were $506 million, $541 million and $576 million in 2015, 2014 and 2013, respectively.

ENVIRONMENT

The Company's manufacturing locations generate waste, of which treatment, storage, transportation and disposal are subject to federal, state, foreign and/or local laws and regulations relating to protection of the environment. Compliance with laws regulating the discharge of materials into the environment or otherwise relating to protection of the environment has not had a material effect on the Company's capital expenditures, earnings or competitive position. The Company does not anticipate having material capital expenditures for environmental control facilities during the next fiscal year.

EMPLOYEES

The Company and its subsidiaries had an average of approximately 110,800 employees during 2015. Management believes that the Company's employee relations are favorable. Some of the Company's employees are represented under collective bargaining agreements, but none of these agreements are considered significant.

DOMESTIC AND FOREIGN OPERATIONS

International sales were $12,521 million in 2015, $14,227 million in 2014 and $14,669 million in 2013, including U.S. exports of $1,330 million, $1,396 million and $1,604 million in 2015, 2014 and 2013, respectively. There are additional risks attendant to foreign operations, such as possible nationalization of facilities, currency fluctuations and potential restrictions on the movement of funds. See Note 17 of Notes to Consolidated Financial Statements of the 2015 Annual Report, which note is hereby incorporated by reference, for further information with respect to foreign operations.

INTERNET ACCESS

Emerson's reports on Forms 10-K, 10-Q, 8-K and all amendments to those reports are available without charge through the Company’s website on the Internet as soon as reasonably practicable after they are electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (SEC). They may be accessed as follows: www.Emerson.com, Investor Relations, SEC Filings. Information on the Company’s website does not constitute part of this Form 10-K.

The information set forth under “Item 1A - Risk Factors” is hereby incorporated by reference.

ITEM 1A - RISK FACTORS

Investing in our securities involves risks. We may amend or supplement the risk factors described below from time to time by other reports we file with the SEC.

8#

Our Proposed Strategic Portfolio Transactions, Including the Planned Spinoff of our Network Power Systems Business, May Not Be Completed Within the Currently Contemplated Time Frame, With the Expected Terms or Costs, or at All, and May Not Achieve the Intended Benefits.

We make no assurance that the spinoff or any other potential transactions will occur, nor can we provide assurance regarding the terms, timing, costs or benefits anticipated. Unforeseen developments, including possible delays in obtaining various tax, regulatory and other approvals, could delay or prevent the proposed spinoff or other potential transactions from occurring, or cause them to occur on terms and conditions that are less favorable, or at a higher cost, than expected. Moreover, we may further revise our plans with respect to one or more of these transactions. Executing the proposed spinoff will require significant time and attention from management, which could impact operations in our other businesses.

Even if one or more transactions are completed, we may not realize some or all of the anticipated strategic, financial or other benefits. Moreover, if the spinoff is consummated, the two independent companies will each be smaller and less diversified, with a narrower business focus and may be more vulnerable to changing market conditions, which could adversely affect our business, as well as that of the spun-off company. There may also be a loss of synergies from separating the businesses that could negatively impact the balance sheet, profit margins or earnings of both businesses. Further, the combined value of the common stock of the two publicly-traded companies may not be equal to or greater than what the value of our common stock would have been had the proposed spinoff not occurred.

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

9#

We Engage in Acquisitions, and May Encounter Difficulties in Integrating These Businesses and Therefore We May Not Realize the Anticipated Benefits of the Acquisitions

We regularly seek growth through strategic acquisitions. In 2015 and in past years, we have made various acquisitions and entered into joint venture arrangements intended to complement or expand our business, and may continue to do so in the future. The success of these transactions will depend on our ability to integrate assets and personnel acquired in these transactions and to cooperate with our strategic partners. We may encounter difficulties in integrating acquisitions with our operations, and in managing strategic investments. Furthermore, we may not realize the degree, or timing, of benefits we anticipate when we first enter into a transaction. Any of the foregoing could adversely affect our business and results of operations.

We Use a Variety of Raw Materials and Components in Our Businesses, and Significant Shortages or Price Increases Could Increase Our Operating Costs and Adversely Impact the Competitive Positions of Our Products

Our major requirements for raw materials include steel, copper, cast iron, electronics, rare earth metals, aluminum, brass and, to a lesser extent, plastics and other petroleum-based chemicals. The Company seeks multiple sources of supply for each of its major requirements in order to avoid significant dependence on any one or a few suppliers. However, the supply of materials or other items could be disrupted by natural disasters or other events. Significant shortages or price increases could impact the prices our affected businesses charge, their operating costs and the competitive position of their products and services, which could adversely affect our results of operations. While we monitor market prices of the commodities we require and attempt to reduce price exposure through hedging activities, this risk could adversely affect our operating results.

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

10#

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

Security Breaches or Disruptions of Our Information Technology Systems Could Adversely Affect Our Business

The Company utilizes a variety of information technology systems to manage and operate its businesses.  Despite the implementation of extensive security measures (including access controls, data encryption, vulnerability assessments, continuous monitoring, and maintenance of back-up and protective systems), the Company’s information technology systems are potentially vulnerable to unauthorized access, computer viruses, cyberattack and other events, ranging from individual attempts to advanced persistent threats.  Although considered unlikely, it is possible a security breach could result in theft of trade secrets or other intellectual property or disclosure of confidential customer, supplier or employee information.  Should the Company be unable to prevent security breaches, disruptions could have an adverse effect on our operations, as well as expose the Company to litigation, increased cybersecurity protection costs, and reputational damage.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

At September 30, 2015, the Company had approximately 205 manufacturing locations worldwide, of which approximately 140 were located outside the United States, primarily in Europe and Asia, and to a lesser extent in Canada and Latin America. Manufacturing locations by business segment are: Process Management, 73; Industrial Automation, 58; Network Power, 25; Climate Technologies, 35; and Commercial & Residential Solutions, 14. The majority of the locations are owned, with the remainder occupied under lease. The Company considers its facilities suitable and adequate for the purposes for which they are used.

11#

ITEM 3 - LEGAL PROCEEDINGS

The Company and its subsidiaries are party to various legal proceedings, some of which claim substantial amounts of damages. It is not possible to predict the outcome of these matters, but historically the Company has been largely successful in both prosecuting and defending claims and lawsuits.

The Company believes a material adverse impact of any pending litigation is unlikely. Nevertheless, given the uncertainties of litigation, a remote possibility exists that litigation could have a material adverse impact on the Company.

The information regarding legal proceedings set forth in Note 12 of Notes to Consolidated Financial Statements of the 2015 Annual Report is hereby incorporated by reference.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information as of November 18, 2015 with respect to the Company's executive officers. The Fiscal Year column indicates the first year the executive served as an officer of the Company. These officers have been elected or appointed to terms which expire February 2, 2016:

Name	Position	Age	Fiscal Year

D. N. Farr	Chairman of the Board and Chief Executive Officer*	60	1985

F. J. Dellaquila	Executive Vice President and Chief Financial Officer	58	1991

E. L. Monser	President	65	2002

E. M. Purvis	Executive Vice President and Chief Operating Officer	58	2003

S. J. Pelch	Senior Vice President - Organization Planning and Development	51	2005

C. A. Peters	Senior Executive Vice President	60	1990

R. J. Schlueter	Vice President, Controller and Chief Accounting Officer	61	1992

*Also chairman of the Executive Committee of the Board of Directors.

There are no family relationships among any of the executive officers and directors.

David N. Farr has been Chief Executive Officer since October 2000, was appointed Chairman of the Board in September 2004, and also served as President from November 2005 to October 2010. Frank J. Dellaquila was appointed Executive Vice President in November 2012 and Senior Vice President and Chief Financial Officer in February 2010. Prior to his current position, Mr. Dellaquila was Senior Vice President - Finance and Controller from August 2009 to February 2010 and Senior Vice President - Acquisitions and Development from 2004 to 2009. Edward L. Monser was appointed President in October 2010 and was Chief Operating Officer from November 2001 to January 2015. Edgar M. Purvis was appointed Chief Operating Officer in January 2015. Prior to his current position, Mr. Purvis was Executive Vice President responsible for the Climate Technologies business segment from 2008 to January 2015. Steven J. Pelch was appointed Senior Vice President in November 2015. Mr. Pelch was Vice President - Organization Planning and Development from November 2014 to November 2015, and prior to that was Vice President - Organization Planning from October 2012 to November 2014 and Vice President - Planning from October 2005 to October 2012. Charles A. Peters has been Senior Executive Vice President since October 2000. Richard J. Schlueter was appointed Controller in October 2011. He has been Vice President Accounting since 1999 and was appointed Chief Accounting Officer in February 2003.

12#

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information regarding the market for the Company's common stock, quarterly market price ranges and dividend payments is set forth in Note 19 of Notes to Consolidated Financial Statements of the 2015 Annual Report, which note is hereby incorporated by reference. There were approximately 20,130 stockholders of record at September 30, 2015.

Period	Total Number of Shares Purchased (000s)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (000s)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (000s)
July 2015	6,200	$53.00	6,200	8,689
August 2015	2,661	$49.33	2,661	6,028
September 2015	—	$0.00	—	6,028
Total	8,861	$51.90	8,861	6,028

The 6.0 million shares available for purchase represent the remaining authorized shares under a 70 million share purchase program approved by the Board of Directors in May 2013. In November 2015, the Board of Directors authorized the purchase of an additional 70 million common shares.

ITEM 6 - SELECTED FINANCIAL DATA

Years ended September 30
(dollars in millions, except per share amounts)

	2011	2012 (a)	2013 (a)	2014 (a)	2015 (b)
Net sales	$24,222	24,412	24,669	24,537	22,304
Earnings from continuing operations – common stockholders	$2,454	1,968	2,004	2,147	2,710
Basic earnings per common share from continuing operations	$3.26	2.68	2.78	3.05	4.01
Diluted earnings per common share from continuing operations	$3.24	2.67	2.76	3.03	3.99
Cash dividends per common share	$1.38	1.60	1.64	1.72	1.88
Long-term debt	$4,324	3,787	4,055	3,559	4,289
Total assets	$23,861	23,818	24,711	24,177	22,088

(a) Includes goodwill impairment and income tax charges as follows: 2014, $508 million and $0.72 per share; 2013, $566 million and $0.78 per share; 2012, $528 million and $0.72 per share.

(b) Includes gains from divestitures of businesses of $611 million and $0.90 per share and costs related to the spinoff of the network power systems business of $52 million and ($0.08) per share.

See Note 3 of Notes to Consolidated Financial Statements of the 2015 Annual Report, which note is hereby incorporated by reference, for information regarding the Company's acquisition and divestiture activities for the last three years.

13#

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information from the 2015 Annual Report set forth in Exhibit 13 hereto under “Results of Operations,” “Business Segments,” “Financial Position, Capital Resources and Liquidity,” “Critical Accounting Policies,” "Other Items" and "Safe Harbor Statement" is hereby incorporated by reference.

Non-GAAP Financial Measures

To supplement the Company’s financial information presented in accordance with U.S. generally accepted accounting principles (U.S. GAAP), management periodically uses certain “non-GAAP financial measures,” as such term is defined in Regulation G under the rules of the SEC, to clarify and enhance understanding of past performance and prospects for the future. Generally, a non-GAAP financial measure is a numerical measure of a company’s operating performance, financial position or cash flows that excludes or includes amounts that are included in or excluded from the most directly comparable measure calculated and presented in accordance with U.S. GAAP. For example, non-GAAP measures may exclude the impact of certain items such as acquisitions, divestitures, gains, losses and impairments, or items outside of management’s control, such as foreign currency exchange rate fluctuations. Management believes that the following non-GAAP financial measures provide investors and analysts useful insight into the Company’s financial position and operating performance. Any non-GAAP measure provided should be viewed in addition to, and not as an alternative to, the most directly comparable measure determined in accordance with U.S. GAAP, as identified in italics below. Further, the calculation of these non-GAAP financial measures may differ from the calculation of similarly titled financial measures presented by other companies and therefore may not be comparable among companies.

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

Earnings, earnings per share, return on common stockholders’ equity and return on total capital excluding certain gains and losses, impairments, costs associated with the planned spinoff of the network power systems business and other strategic repositioning actions, or other items provide additional insight into the underlying, ongoing operating performance of the Company and facilitate period-to-period comparisons by excluding the earnings impact of these items. Management believes that presenting earnings, earnings per share, return on common stockholders' equity and return on total capital excluding these items is more representative of the Company’s operational performance and may be more useful for investors (U.S. GAAP measures: earnings, earnings per share, return on common stockholders’ equity, return on total capital).

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

14#

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information from the 2015 Annual Report set forth in Exhibit 13 hereto under "Financial Instruments" is hereby incorporated by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and accompanying notes of the Company and subsidiaries and the report thereon of KPMG LLP in the 2015 Annual Report, are hereby incorporated by reference.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures which is designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including the Company’s certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of September 30, 2015 to provide reasonable assurance of achieving these objectives.

Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports. There was no change in the Company's internal control over financial reporting during the quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Management’s report on internal control over financial reporting, and the related report of the Company’s auditor, KPMG LLP, an independent registered public accounting firm, appearing in the 2015 Annual Report are hereby incorporated by reference.

ITEM 9B - OTHER INFORMATION

None.
PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding nominees and directors appearing under "Nominees and Continuing Directors" in the Emerson Electric Co. Notice of Annual Meeting of Stockholders and Proxy Statement for the February 2016 annual stockholders' meeting (the "2016 Proxy Statement") is hereby incorporated by reference. Information regarding executive officers is set forth in Part I of this report. Information appearing under "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2015 Proxy Statement is hereby incorporated by reference. Information regarding the Audit Committee and Audit Committee Financial Expert appearing under "Board of Directors and Committees" in the 2016 Proxy Statement is hereby incorporated by reference.

The Company has adopted a Code of Ethics that applies to the Company's Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer; has posted such Code of Ethics on its Internet website; and intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K by posting such information on its Internet website. The Company has adopted Charters for its Audit Committee, Compensation Committee, and Corporate Governance and Nominating Committee and a Code of Business Ethics for directors, officers and employees, which are available on its Internet website and in print to any stockholder who requests them. The Company has also adopted Corporate Governance Principles and Practices, which are available on its Internet website and in print to any stockholder who requests them. The Corporate Governance section of the Company's Internet website may be accessed as follows: www.Emerson.com, Investor Relations, Corporate Governance.

15#

ITEM 11 - EXECUTIVE COMPENSATION

Information appearing under “Board of Directors and Committees—Compensation Committee,” “Board of Directors and Committees—Corporate Governance and Nominating Committee,” “Director Compensation,” “Executive Compensation” (including, but not limited to, the information set forth under “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Summary Compensation Table”) and “Compensation Committee Interlocks and Insider Participation” in the 2016 Proxy Statement is hereby incorporated by reference.

The information contained in “Compensation Committee Report” shall not be deemed to be filed with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), except to the extent that the Company specifically incorporates such information into future filings under the Securities Act of 1933 or the Exchange Act.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding beneficial ownership of shares by nominees and continuing directors, named executive officers, five percent beneficial owners, and by all directors and executive officers as a group appearing under, "Stock Ownership of Directors, Executive Officers and 5% Beneficial Owners" in the 2016 Proxy Statement, is hereby incorporated by reference.

The following table sets forth aggregate information regarding the Company’s equity compensation plans as of September 30, 2015:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	19,456,212	$55.40	29,869,851
Equity compensation plans not approved by security holders	—	—	—
Total	19,456,212	$55.40	29,869,851

(1)
Includes the Stock Option and Incentive Shares Plans previously approved by the Company's security holders. Included in column (a) are: (i) 13,646,089 reserved for outstanding stock option awards, (ii) 5,782,114 shares reserved for performance shares awards awarded in 2013, (iii) 26,942 reserved for outstanding restricted stock unit awards and (iv) 1,067 shares which have been earned under prior performance share programs but for which participants elected to defer payment. As provided by the Company’s Incentive Shares Plans, performance shares awards represent a commitment to issue such shares without cash payment by the employee, contingent upon achievement of the performance objectives and continued service by the employee. The price in column (b) represents the weighted-average exercise price for outstanding options. Included in column (c) are: (i) 13,488,909 shares remaining available for award under the previously approved 2011 Stock Option Plan, (ii) 12,000,000 shares remaining available for award under the previously approved 2015 Incentive Shares Plan, (iii) 4,158,987 shares remaining available for award under the previously approved 2006 Incentive Shares Plan and (iv) 221,955 shares remaining available under the previously approved Restricted Stock Plan for Non-Management Directors.

Information regarding stock option plans and incentive shares plans set forth in Note 14 of Notes to Consolidated Financial Statements of the 2015 Annual Report is hereby incorporated by reference.

16#

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information appearing under “Director Independence” in the 2016 Proxy Statement is hereby incorporated by reference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information appearing under "Fees Paid to KPMG LLP" in the 2016 Proxy Statement is hereby incorporated by reference.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A) Documents filed as a part of this report:

1.	The consolidated financial statements and accompanying notes of the Company and subsidiaries and the report thereon of KPMG LLP in the 2015 Annual Report.

2.
Financial Statement Schedules - All schedules are omitted because they are not required, not applicable or the required information is provided in the financial statements or notes thereto contained in the 2015 Annual Report.

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

17#

10(d)*
First Amendment to the Emerson Electric Co. Supplemental Executive Retirement Plan, incorporated by reference to Emerson Electric Co. 1999 Form 10-K, File No. 1-278, Exhibit 10(h), and Form of Change of Control Election, incorporated by reference to Emerson Electric Co. Form 8-K dated October 1, 2004, Exhibit 10.9 (applicable only with respect to benefits vested as of December 31, 2004).

10(e)*
Amended and Restated Emerson Electric Co. Pension Restoration Plan dated October 6, 2015; Forms of Participation Award Letter, Acceptance of Award and Benefit Election Forms (applicable only with respect to benefits after January 1, 2005), incorporated by reference to Emerson Electric Co. 2007 Form 10-K, File No. 1-278, Exhibit 10(f); and Lump Sum Distribution Election Forms.

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

18#

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

19#

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

10(u)*
Emerson Electric Co. 2015 Incentive Shares Plan, incorporated by reference to Emerson Electric Co. 2015 Proxy Statement dated December 12, 2014, Appendix B, Form of Performance Shares Award Certificate and Acceptance of Award, 2016 Performance Shares Program Award Summary and Form of Restricted Shares Award Agreement.

10(v)* Letter Agreement effective as of October 1, 2013 between Emerson Electric Co. and Edgar M. Purvis.

12	Ratio of Earnings to Fixed Charges

13	Portions of Emerson Electric Co. Annual Report to Stockholders for the year ended September 30, 2015, incorporated by reference herein

21	Subsidiaries of Emerson Electric Co.

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney

31	Certifications pursuant to Exchange Act Rule 13a-14(a)

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350

101
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the years ended September 30, 2013, 2014 and 2015, (ii) Consolidated Statements of Comprehensive Income for the years ended September 30, 2013, 2014, and 2015 (iii) Consolidated Balance Sheets at September 30, 2014 and 2015, (iv) Consolidated Statements of Equity for the years ended September 30, 2013, 2014 and 2015, (v) Consolidated Statements of Cash Flows for the years ended September 30, 2013, 2014 and 2015, and (vi) Notes to Consolidated Financial Statements for the year ended September 30, 2015.

* Management contract or compensatory plan.

20#

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERSON ELECTRIC CO.

By	/s/ F. J. Dellaquila

F. J. Dellaquila
Executive Vice President and
Chief Financial Officer
November 18, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on November 18, 2015, by the following persons on behalf of the registrant and in the capacities indicated.

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

21#

*	Director
C. A. Peters

*	Director
J. W. Prueher

*	Director
R. L. Stephenson

*	Director
J. S. Turley

* By	/s/	F. J. Dellaquila
F. J. Dellaquila
Attorney-in-Fact

22#

INDEX TO EXHIBITS

Exhibits are listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K.

Exhibit No.	Exhibit
10(e)	Amended and Restated Emerson Electric Co. Pension Restoration Plan dated October 6, 2015 and Lump Sum Distribution Election Forms

10(u)
Form of Performance Shares Award Certificate and Acceptance of Award, 2016 Performance Shares Program Award Summary under the Emerson Electric Co. 2015 Incentive Shares Plan and Form of Restricted Shares Award Agreement.

10(v)	Letter Agreement effective as of October 1, 2013 between Emerson Electric Co. and Edgar M. Purvis

12	Ratio of Earnings to Fixed Charges

13	Portions of Emerson Electric Co. Annual Report to Stockholders for the year ended September 30, 2015, incorporated by reference herein

21	Subsidiaries of Emerson Electric Co.

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney

31	Certifications pursuant to Exchange Act Rule 13a – 14(a)

32	Certifications pursuant to Exchange Act Rule 13a – 14(b) and 18 U.S.C. Section 1350

101
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the years ended September 30, 2013, 2014 and 2015, (ii) Consolidated Statements of Comprehensive Income for the years ended September 30, 2013, 2014 and 2015, (iii) Consolidated Balance Sheets as of September 30, 2014 and 2015, (iv) Consolidated Statements of Equity for the years ended September 30, 2013, 2014 and 2015, (v) Consolidated Statements of Cash Flows for the years ended September 30, 2013, 2014 and 2015, and (vi) Notes to Consolidated Financial Statements for the year ended September 30, 2015.

See Item 15(A) 3. for a list of exhibits incorporated by reference.

23#