Form 10-Q
period 2015-12-31
EMERSON ELECTRIC CO
filed 2016-02-03
CIK 32604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

______________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common stock of $0.50 par value per share outstanding at January 31, 2016: 643,115,792 shares.

FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
THREE MONTHS ENDED DECEMBER 31, 2014 AND 2015
(Dollars in millions, except per share amounts; unaudited)

	Three Months Ended Dec 31,
	2014	2015
Net sales	$5,587	4,713

Costs and expenses:
Cost of sales	3,307	2,824
Selling, general and administrative expenses	1,405	1,226
Other deductions, net	64	114
Interest expense (net of interest income of $7 and $8, respectively)	46	46

Earnings before income taxes	765	503

Income taxes	236	151

Net earnings	529	352

Less: Noncontrolling interests in earnings of subsidiaries	4	3

Net earnings common stockholders	$525	349

Basic earnings per share common stockholders	$0.76	0.54

Diluted earnings per share common stockholders	$0.75	0.53

Cash dividends per common share	$0.47	0.475

See accompanying Notes to Consolidated Financial Statements.

FORM 10-Q

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED DECEMBER 31, 2014 AND 2015
(Dollars in millions; unaudited)

	Three Months Ended December 31,
	2014	2015
Net earnings	$529	352

Other comprehensive income (loss), net of tax:
Foreign currency translation	(305)	(153)
Pension and postretirement	28	26
Cash flow hedges	(24)	6
Total other comprehensive income (loss)	(301)	(121)

Comprehensive income	228	231

Less: Noncontrolling interests in comprehensive income of subsidiaries	3	3
Comprehensive income common stockholders	$225	228

See accompanying Notes to Consolidated Financial Statements.

FORM 10-Q

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts; unaudited)

	Sept 30, 2015	Dec 31, 2015
ASSETS
Current assets
Cash and equivalents	$3,054	3,109
Receivables, less allowances of $128 and $122, respectively	4,319	3,842
Inventories	1,847	1,903
Other current assets	829	840
Total current assets	10,049	9,694

Property, plant and equipment, net	3,585	3,520
Other assets
Goodwill	6,653	6,601
Other intangible assets	1,526	1,467
Other	275	270
Total other assets	8,454	8,338
Total assets	$22,088	21,552

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current maturities of long-term debt	$2,553	3,409
Accounts payable	2,358	2,075
Accrued expenses	2,803	2,616
Income taxes	86	102
Total current liabilities	7,800	8,202

Long-term debt	4,289	4,043

Other liabilities	1,871	1,810

Equity
Common stock, $0.50 par value; authorized, 1,200,000,000 shares; issued, 953,354,012 shares; outstanding, 654,608,521 shares and 643,099,581 shares, respectively	477	477
Additional paid-in-capital	170	178
Retained earnings	21,308	21,347
Accumulated other comprehensive income (loss)	(1,617)	(1,738)
Cost of common stock in treasury, 298,745,491 shares and 310,254,431 shares, respectively	(12,257)	(12,808)
Common stockholders’ equity	8,081	7,456
Noncontrolling interests in subsidiaries	47	41
Total equity	8,128	7,497
Total liabilities and equity	$22,088	21,552

See accompanying Notes to Consolidated Financial Statements.

FORM 10-Q

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2014 AND 2015
(Dollars in millions; unaudited)

	Three Months Ended December 31,
	2014	2015
Operating activities
Net earnings	$529	352
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	207	202
Changes in operating working capital	(192)	(145)
Other, net	27	78
Net cash provided by operating activities	571	487

Investing activities
Capital expenditures	(207)	(145)
Purchases of businesses, net of cash and equivalents acquired	(143)	(6)
Other, net	(26)	(12)
Net cash used by investing activities	(376)	(163)

Financing activities
Net increase (decrease) in short-term borrowings	(227)	34
Proceeds from short-term borrowings greater than three months	1,957	827
Payments of short-term borrowings greater than three months	(731)	—
Payments of long-term debt	(251)	(251)
Dividends paid	(326)	(310)
Purchases of common stock	(509)	(507)
Other, net	(59)	(4)
Net cash used by financing activities	(146)	(211)

Effect of exchange rate changes on cash and equivalents	(76)	(58)
Increase (decrease) in cash and equivalents	(27)	55
Beginning cash and equivalents	3,149	3,054
Ending cash and equivalents	$3,122	3,109

Changes in operating working capital
Receivables	$434	433
Inventories	(195)	(78)
Other current assets	(17)	4
Accounts payable	(277)	(270)
Accrued expenses	(261)	(248)
Income taxes	124	14
Total changes in operating working capital	$(192)	(145)

See accompanying Notes to Consolidated Financial Statements.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Notes to Consolidated Financial Statements

1.
In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary for a fair presentation of operating results for the interim periods presented. Adjustments consist of normal and recurring accruals. The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all disclosures required for annual financial statements presented in conformity with U.S. generally accepted accounting principles (GAAP). For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2015.

2.	Reconciliations of weighted-average shares for basic and diluted earnings per common share follow (in millions). Earnings allocated to participating securities were inconsequential.

	Three Months Ended December 31,
	2014	2015
Basic shares outstanding	691.4	650.0
Dilutive shares	3.3	2.5
Diluted shares outstanding	694.7	652.5

3.    Other Financial Information (in millions):

	Sept 30, 2015	Dec 31, 2015
Inventories
Finished products	$680	688
Raw materials and work in process	1,167	1,215
Total	$1,847	1,903

Property, plant and equipment, net
Property, plant and equipment, at cost	$8,931	8,905
Less: Accumulated depreciation	5,346	5,385
Total	$3,585	3,520

Goodwill by business segment
Process Management	$2,790	2,775
Industrial Automation	1,031	1,017
Network Power	2,144	2,126
Climate Technologies	492	490
Commercial & Residential Solutions	196	193
Total	$6,653	6,601

The gross carrying amount of goodwill for the Company was $7,247 million and $7,299 million as of December 31, 2015 and September 30, 2015, respectively. Accumulated pretax goodwill impairment losses were $646 million at the end of both periods, all in the Network Power segment.

	Sept 30, 2015	Dec 31, 2015
Accrued expenses include the following
Employee compensation	$597	463
Customer advanced payments	$450	478
Product warranty	$167	162

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

	Sept 30, 2015	Dec 31, 2015
Other liabilities
Pension liabilities	$662	626
Deferred income taxes	408	453
Postretirement liabilities, excluding current portion	199	198
Other	602	533
Total	$1,871	1,810

4.	Following is a discussion regarding the Company’s use of financial instruments:
Hedging Activities – As of December 31, 2015, the notional amount of foreign currency hedge positions was approximately $1.5 billion, and commodity hedge contracts totaled approximately $147 million (primarily 59 million pounds of copper and aluminum). All derivatives receiving deferral accounting are cash flow hedges. The majority of hedging gains and losses deferred as of December 31, 2015 are expected to be recognized over the next 12 months as the underlying forecasted transactions occur. Gains and losses on foreign currency derivatives reported in other deductions, net reflect hedges of balance sheet exposures that do not receive deferral accounting. The following gains and losses are included in earnings and other comprehensive income (OCI) for the three months ended December 31, 2015 and 2014 (in millions):

		Into Earnings		Into OCI
		1st Quarter		1st Quarter
Gains (Losses)	Location	2014	2015	2014	2015
Commodity	Cost of sales	$(2)	(8)	(12)	(11)
Foreign currency	Sales, cost of sales	(1)	(6)	(31)	6
Foreign currency	Other deductions, net	(17)	3
Total		$(20)	(11)	(43)	(5)
Regardless of whether derivatives receive deferral accounting, the Company expects hedging gains or losses to be essentially offset by losses or gains on the related underlying exposures. The amounts ultimately recognized will differ from those presented above for open positions, which remain subject to ongoing market price fluctuations until settlement. Derivatives receiving deferral accounting are highly effective and no amounts were excluded from the assessment of hedge effectiveness. Hedge ineffectiveness was immaterial for the three months ended December 31, 2015 and 2014.
Fair Value Measurement – Valuations for all derivatives and the Company's long-term debt fall within Level 2 of the GAAP valuation hierarchy. As of December 31, 2015, the fair value of long-term debt was $4,618 million, which exceeded the carrying value by $289 million. At December 31, 2015, the fair values of commodity contracts and foreign currency contracts were reported in other current assets and accrued expenses. Valuations of derivative contract positions are summarized below (in millions):

	September 30, 2015		December 31, 2015
	Assets	Liabilities	Assets	Liabilities
Foreign Currency	$30	65	26	52
Commodity	$—	29	—	32

Counterparties to derivatives arrangements are companies with investment-grade credit ratings. The Company has bilateral collateral arrangements with counterparties with credit rating-based posting thresholds that vary depending on the arrangement. If credit ratings on the Company's debt fall below preestablished levels, counterparties can require immediate full collateralization of all derivatives in net liability positions. The maximum amount that could have potentially been required was $61 million. The Company also can demand full collateralization of derivatives in net asset positions should any counterparty credit ratings fall below certain thresholds. No collateral was posted with counterparties and none was held by the Company as of December 31, 2015.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

5.	The change in equity for the first three months of 2016 is shown below (in millions):

	Common Stockholders' Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance at September 30, 2015	$8,081	47	8,128
Net earnings	349	3	352
Other comprehensive income (loss)	(121)	—	(121)
Cash dividends	(310)	(9)	(319)
Net purchases of common stock	(543)	—	(543)
Balance at December 31, 2015	$7,456	41	7,497

6.	Activity in accumulated other comprehensive income (loss) for the three months ended December 31, 2015 and 2014 is shown below (in millions):

	Three Months Ended December 31,
	2014	2015
Foreign currency translation
Beginning balance	$171	(622)
Other comprehensive income (loss)	(304)	(153)
Ending balance	(133)	(775)

Pension and postretirement
Beginning balance	(746)	(952)
Amortization of deferred actuarial losses into earnings	28	26
Ending balance	(718)	(926)

Cash flow hedges
Beginning balance	—	(43)
Deferral of gains (losses) arising during the period	(26)	(3)
Reclassification of realized (gains) losses to sales and cost of sales	2	9
Ending balance	(24)	(37)

Accumulated other comprehensive income (loss)	$(875)	(1,738)
Activity above is shown net of income taxes for the three months ended December 31, 2015 and 2014, respectively, as follows: amortization of pension and postretirement deferred actuarial losses: $(14) and $(15); deferral of cash flow hedging gains (losses): $2 and $17; reclassification of realized cash flow hedging (gains) losses: $(5) and $(1).

7.	Total periodic pension and postretirement expense is summarized below (in millions):

	Three Months Ended December 31,
	2014	2015
Service cost	$27	22
Interest cost	60	50
Expected return on plan assets	(92)	(88)
Net amortization	43	40
Total	$38	24

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Beginning in 2016, the Company refined the method used to determine the service and interest cost components of pension expense for its U.S. plans. The specific spot rates along the yield curve, rather than the single weighted-average rate previously used, are now applied to the projected cash flows to provide more precise measurement of these costs. This is a change in estimate which has been accounted for prospectively in the 2016 financial statements. The discount rates used to measure service and interest cost were 4.6 percent and 3.5 percent, respectively, compared with the single weighted-average rate of 4.35 percent which would have been used. The change will reduce interest and service cost by a total of $38 million ($0.04 per share) for fiscal 2016 compared with the cost measured using the weighted-average rate.

8.	Other deductions, net are summarized below (in millions):

	Three Months Ended December 31,
	2014	2015
Amortization of intangibles	$55	51
Rationalization of operations	9	13
Other	—	50
Total	$64	114

The increase in Other for the first quarter is primarily due to unfavorable foreign currency transactions of $27 million, reflecting foreign currency losses in the current year compared to gains in the prior year, and separation costs of $24 million ($22 million after tax, $0.03 per share) related to the planned portfolio repositioning actions. See Note 11.

9.
Rationalization of operations expense reflects costs associated with the Company’s ongoing efforts to improve operational efficiency and deploy assets globally in order to remain competitive on a worldwide basis. The Company expects full year 2016 rationalization expense to be in the range of $60 to $70 million. This includes $13 million incurred to date, as well as costs to complete actions initiated before the end of the first quarter and actions anticipated to be approved and initiated during the remainder of the year. Costs for the three months ended December 31, 2015 largely relate to restructuring of the global cost structure consistent with the current level of economic activity, as well as the redeployment of resources for future growth.

Rationalization of operations expense by segment is provided below (in millions):

	Three Months Ended December 31,
	2014	2015
Process Management	$3	4
Industrial Automation	2	3
Network Power	1	4
Climate Technologies	2	1
Commercial & Residential Solutions	1	1
Total	$9	13

Details of the change in the liability for rationalization during the three months ended December 31, 2015 follow (in millions):

	Sept 30, 2015	Expense	Paid/Utilized	Dec 31, 2015
Severance and benefits	$105	6	46	65
Lease and other contract terminations	1	1	1	1
Vacant facility and other shutdown costs	3	2	2	3
Start-up and moving costs	3	4	4	3
Total	$112	13	53	72

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

10.	Summarized information about the Company's results of operations by business segment follows (in millions):

	Three Months Ended December 31,
	Sales		Earnings
	2014	2015	2014	2015
Process Management	$2,099	1,806	392	271
Industrial Automation	1,152	808	164	95
Network Power	1,119	1,051	79	84
Climate Technologies	900	787	126	109
Commercial & Residential Solutions	480	392	103	85
	5,750	4,844	864	644
Differences in accounting methods			58	55
Corporate and other			(111)	(150)
Eliminations/Interest	(163)	(131)	(46)	(46)
Total	$5,587	4,713	765	503

Industrial Automation intersegment sales for the quarters ended December 31, 2015 and 2014 were $116 million and $145 million, respectively. The increase in corporate and other primarily reflects higher incentive stock compensation expense of $21 million and separation costs of $24 million. See Note 11.

11.
In June 2015, the Company announced plans to spin off its network power systems business through a tax-free distribution to shareholders and to explore strategic alternatives, including potential sale, for its power generation and motors, drives, and residential storage businesses. These businesses together accounted for approximately $6.4 billion, $400 million and $500 million of consolidated 2015 sales, pretax earnings and cash flow, respectively. The Company currently estimates it will incur costs throughout 2016 to effect the portfolio repositioning as follows: approximately $250 to $350 million of expense for income taxes related to reorganizing the ownership structures of these businesses, investment banking, legal, consulting and other costs; and approximately $100 million in capitalized costs, including debt issuance costs, pension funding and the separation of information technology systems. In addition, the Company has received inquiries which could potentially lead to separation of the network power systems business through a sale transaction. There can be no assurance that the Company will not recognize a goodwill impairment charge or incur a loss on sale in connection with the separation of these businesses. With regard to the evaluation of strategic alternatives for the power generation and motors, drives, and residential storage businesses, it is uncertain whether the review process will result in any transaction. See the Company's 2015 Annual Report on Form 10-K for further information.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Items 2 and 3.

Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
First quarter sales were $4,713 million, down 16 percent. Underlying sales decreased 9 percent as the strength of the U.S. dollar and divestitures deducted 7 percent. Sales growth has continued to be affected by reduced levels of global industrial capital spending, specifically in oil and gas and other energy-related markets due to low oil prices, and weak demand in emerging markets. Net earnings common stockholders were $349 million, down 34 percent, and diluted earnings per share were $0.53, down 29 percent. Diluted earnings per share were $0.56, down 25 percent, excluding separation costs related to the planned portfolio repositioning actions which deducted 4 percentage points, or $0.03 per share.
RESULTS OF OPERATIONS

Following is an analysis of the Company’s operating results for the first quarter ended December 31, 2015, compared with the first quarter ended December 31, 2014.

Three Months Ended December 31	2014	2015	Change
(dollars in millions, except per share amounts)

Net sales	$5,587	4,713	(16)%
Gross profit	$2,280	1,889	(17)%
Percent of sales	40.8%	40.1%

SG&A	$1,405	1,226
Percent of sales	25.1%	26.0%
Other deductions, net	$64	114
Interest expense, net	$46	46

Earnings before income taxes	$765	503	(34)%
Percent of sales	13.7%	10.7%
Net earnings common stockholders	$525	349	(34)%
Percent of sales	9.4%	7.4%

Diluted earnings per share	$0.75	0.53	(29)%
Adjusted earnings per share	$0.75	0.56	(25)%

Net sales for the first quarter of 2016 were $4,713 million, a decrease of $874 million, or 16 percent compared with $5,587 million in 2015. Underlying sales decreased 9 percent ($453 million) on lower volume and slightly lower price. Foreign currency translation subtracted 4 percent ($230 million), divestitures subtracted 3 percent ($209 million) and prior year acquisitions added $18 million. Underlying sales decreased 10 percent in the U.S. and 7 percent internationally. Europe was flat, Asia was down 9 percent (China down 13 percent), Latin America was down 17 percent, Canada was down 18 percent and Middle East/Africa was down 9 percent. Sales in Process Management decreased $293 million resulting from persistent low oil and gas prices which reduced capital and operational spending, particularly in upstream markets. Sales decreased $344 million in Industrial Automation and $88 million in Commercial & Residential Solutions partially due to prior year divestitures. Sales decreased $113 million in Climate Technologies due to difficult comparisons from accelerated demand in U.S. residential air conditioning from regulatory changes in 2015. Network Power sales decreased $68 million primarily reflecting the stronger U.S. dollar.

Cost of sales for the first quarter of 2016 were $2,824 million, a decrease of $483 million compared with $3,307 million in 2015, primarily due to reduced sales volume, the impact of foreign currency translation and prior year divestitures. Gross profit margin of 40.1 percent decreased 0.7 percentage points compared with 40.8 percent in 2015 due to deleverage on the lower volume and unfavorable mix. Savings from cost reduction and containment actions partially offset these items.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Selling, general and administrative (SG&A) expenses of $1,226 million decreased $179 million compared with the prior year primarily due to the lower sales volume, the impact of foreign currency translation and savings from cost reduction actions. SG&A as a percent of sales of 26.0 percent in 2016 increased 0.9 percentage points primarily reflecting deleverage on the lower volume and higher incentive compensation of $21 million, primarily due to changes in the stock price and overlap of awards.

Other deductions, net were $114 million in 2016, an increase of $50 million primarily due to unfavorable foreign currency transactions of $27 million, and separation costs of $24 million related to the planned portfolio repositioning actions. See Notes 8 and 11.

Pretax earnings of $503 million decreased $262 million, or 34 percent. Earnings decreased $121 million in Process Management, $69 million in Industrial Automation, $18 million in Commercial & Residential Solutions and $17 million in Climate Technologies. Earnings increased $5 million in Network Power. See the following Business Segments discussion.

Income taxes were $151 million for 2016 and $236 million for 2015, resulting in effective tax rates of 30 percent and 31 percent, respectively. The effective tax rate for full year 2016 is estimated at 31 percent, before separation costs which are expected to increase the estimated rate to 34 to 37 percent, or 3 to 6 percentage points.

Net earnings common stockholders in 2016 were $349 million, down 34 percent, and earnings per share were $0.53, down 29 percent. Earnings per share benefited from purchases of common stock for treasury.

BUSINESS SEGMENTS
Following is an analysis of operating results for the Company’s business segments for the first quarter ended December 31, 2015, compared with the first quarter ended December 31, 2014. The Company defines segment earnings as earnings before interest and taxes.

Process Management

Three Months Ended Dec 31	2014	2015	Change
(dollars in millions)

Sales	$2,099	1,806	(14)%
Earnings	$392	271	(31)%
Margin	18.7%	15.0%

Process Management sales were $1.8 billion in the first quarter, a decrease of $293 million, or 14 percent. Underlying sales decreased 11 percent ($220 million) as persistently lower and uncertain oil and gas prices reduced capital and operational spending, particularly in upstream markets. Downstream power, chemical and life sciences markets experienced favorable activity in certain regions. Foreign currency translation had a 4 percent ($91 million) unfavorable impact while prior year acquisitions added 1 percent ($18 million). The systems and solutions, final control and measurement devices businesses were all down. Underlying sales decreased 10 percent in the U.S., increased 5 percent in Europe, and decreased 14 percent in Asia (China down 20 percent). Sales were down 21 percent in Latin America, 23 percent in Canada and 20 percent in Middle East/Africa. Earnings decreased $121 million and margin decreased 3.7 percentage points due to lower volume, deleverage and unfavorable mix, partially offset by savings from cost containment actions. Results also include foreign currency transaction losses of $15 million compared with gains of $13 million in 2015. Lower oil prices will continue to apply downward pressure on future upstream projects, but activity levels in power, chemical and life sciences markets are expected to remain favorable.

Industrial Automation

Three Months Ended Dec 31	2014	2015	Change
(dollars in millions)

Sales	$1,152	808	(30)%
Earnings	$164	95	(42)%
Margin	14.2%	11.8%

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Industrial Automation sales were $808 million in the first quarter, a decrease of $344 million, or 30 percent. Underlying sales were down 15 percent ($150 million) on lower volume, reflecting continued weakness in industrial spending and upstream oil and gas and commodity markets. The power transmission solutions divestiture deducted 10 percent ($140 million) and foreign currency translation subtracted 5 percent ($54 million). Sales decreased in all businesses led by power generation and motors, and drives. Underlying sales were down 23 percent in the U.S., 6 percent in Europe and 13 percent in Asia. Sales were down 25 percent in Latin America and 23 percent in Canada, and were up 1 percent in Middle East/Africa. Earnings decreased $69 million and margin decreased 2.4 percentage points due to lower volume, deleverage and unfavorable mix. Materials cost containment more than offset lower pricing. The divestiture negatively impacted earnings comparisons by $15 million. Market conditions will remain difficult during the second quarter but are expected to improve in the second half of the fiscal year.

Network Power

Three Months Ended Dec 31	2014	2015	Change
(dollars in millions)

Sales	$1,119	1,051	(6)%
Earnings	$79	84	7%
Margin	7.1%	8.0%

Network Power sales were $1.1 billion in the first quarter, a decrease of $68 million, or 6 percent. Underlying sales were down 1 percent ($12 million) on lower volume and price, and foreign currency translation deducted 5 percent ($56 million). Global telecommunications power product sales were mixed overall, as growth in Europe and North America was more than offset by decreases in Asia. Data center products also decreased, particularly in uninterruptible power supplies, infrastructure management and power switching. The decreases largely reflect the stronger U.S. dollar. Underlying sales decreased 5 percent in the U.S., were flat in Europe and increased 1 percent in Asia (China down 2 percent). Latin America was up 12 percent, Middle East/Africa was up 3 percent and Canada was down 8 percent. Earnings increased $5 million and margin improved 90 basis points as savings from cost reduction actions more than offset deleverage on lower volume. Materials cost containment offset lower pricing. Recent order trends have reflected improving conditions in both data center and telecommunications investment.

Climate Technologies

Three Months Ended Dec 31	2014	2015	Change
(dollars in millions)

Sales	$900	787	(13)%
Earnings	$126	109	(14)%
Margin	14.0%	13.8%

Climate Technologies sales were $787 million in the first quarter, a decrease of $113 million, or 13 percent. Underlying sales were down 10 percent ($90 million) on lower volume and slightly lower price, while foreign currency translation deducted 3 percent ($23 million). Global air conditioning sales decreased due to strong demand in the prior year which resulted from U.S. residential air conditioning regulatory changes. Global refrigeration increased modestly, reflecting growth in the U.S. and Asia, partially offset by softness in Europe. Sales of temperature controls, sensors and solutions also decreased. Overall, underlying sales decreased 15 percent in the U.S., increased 1 percent in Europe and decreased 9 percent in Asia (China down 16 percent). Latin America was down 24 percent, Canada was up 11 percent and Middle East/Africa was up 25 percent. Earnings decreased $17 million and margin declined 20 basis points primarily due to lower volume, deleverage and higher warranty costs, partially offset by cost reduction savings. Materials cost containment more than offset lower pricing. Global demand in the air conditioning and refrigeration markets remains favorable supporting an outlook for modest levels of growth in 2016.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Commercial & Residential Solutions

Three Months Ended Dec 31	2014	2015	Change
(dollars in millions)

Sales	$480	392	(18)%
Earnings	$103	85	(18)%
Margin	21.5%	21.7%

Commercial & Residential Solutions sales were $392 million in the first quarter, a decrease of $88 million, or 18 percent. Underlying sales decreased 2 percent ($7 million) on lower volume. The commercial storage divestiture and the transfer of a small product line to another segment deducted 15 percent ($75 million). Foreign currency translation deducted 1 percent ($6 million). Sales growth in wet/dry vacuums was solid and food waste disposers increased moderately, driven by favorable conditions in U.S. construction markets. The professional tools business was down sharply, reflecting reduced oil and gas related spending, and the residential storage business decreased modestly. Underlying sales decreased 1 percent in the U.S. and 3 percent internationally. Earnings decreased $18 million partially due to the divestiture which subtracted $10 million, and unfavorable mix, partially offset by materials cost containment. Margin increased due to the impact of the divestiture. Favorable trends in U.S. residential and commercial construction markets are expected to continue, supporting the outlook for modest levels of growth in 2016.

FINANCIAL CONDITION

Key elements of the Company's financial condition for the three months ended December 31, 2015 as compared to the year ended September 30, 2015 follow.

	Sept 30, 2015		Dec 31, 2015
Working capital (in millions)	$2,249		1,492
Current ratio	1.3		1.2
Total debt-to-total capital	45.8%		50.0%
Net debt-to-net capital	31.3%		36.3%
Interest coverage ratio	21.8	X	10.3X
The Company's interest coverage ratio (earnings before income taxes plus interest expense, divided by interest expense) of 10.3X for the first three months of 2016 compares to 15.6X for the first three months of 2015. The decrease reflects lower pretax earnings, including the impact of divestitures.
Cash provided by operating activities of $487 million decreased $84 million, or 15 percent, compared with $571 million in the prior year, due to lower earnings. Lower working capital investment partially offset the decrease. Operating cash flow funded capital expenditures of $145 million and dividends of $310 million. Common stock purchases of $507 million and payments on long-term debt of $251 million were supported by an increase in short-term borrowings. Free cash flow of $342 million (operating cash flow of $487 million less capital expenditures of $145 million) was down $22 million, due to the lower operating cash flow in 2016. Free cash flow was $364 million in the first quarter of 2015 (operating cash flow of $571 million less capital expenditures of $207 million).
Emerson's financial structure provides the flexibility necessary to achieve its strategic objectives. The Company has been able to readily meet all its funding requirements and believes that sufficient funds will be available to meet the Company’s needs in the foreseeable future through ongoing operations, existing resources, short- and long-term debt capacity or backup credit lines. These resources enable Emerson to reinvest for growth in existing businesses, pursue strategic acquisitions and manage its liquidity and capital structure on a short- and long-term basis.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

FISCAL 2016 OUTLOOK
The Company expects difficult conditions to persist in its served markets during fiscal 2016. These market conditions were anticipated and have not changed the Company's view of its financial objectives that were developed heading into the year. Reported sales for 2016 are expected to decline approximately 6 to 9 percent. Underlying sales are expected to be down approximately 2 to 5 percent, excluding negative currency translation of approximately 2 percent and a 2 percent deduction from completed divestitures. Reported sales for the second quarter of 2016 are expected to decline approximately 8 to 10 percent. Underlying sales for the second quarter are expected to be down approximately 4 to 6 percent, excluding deductions from negative currency translation and completed divestitures of approximately 2 percent each. Adjusted earnings per share are expected to be approximately $3.05 to $3.25 in 2016, excluding estimated expenses of approximately $250 to $350 million ($0.35 to $0.50 per share) related to the planned network power systems spinoff and the potential sales of the power generation and motors, and drives businesses. Reported earnings per share are expected to be approximately $2.55 to $2.90 including these costs. Adjusted earnings per share are expected to be approximately $0.60 to $0.65 in the second quarter of 2016, excluding estimated expenses of approximately $75 million ($0.11 per share) related to the portfolio repositioning actions. Reported earnings per share are expected to be $0.49 to $0.54 including these costs. Operating cash flow is expected to be approximately $3 billion in 2016.

The outlook contained herein reflects the Company’s expectations for its consolidated results, including the full year results for the businesses that are the subject of the portfolio repositioning actions, and does not assume any gains or losses on the ultimate disposition of those businesses. See Note 11.
Statements in this report that are not strictly historical may be "forward-looking" statements, which involve risks and uncertainties, and Emerson undertakes no obligation to update any such statements to reflect later developments. These risks and uncertainties include Emerson's ability to successfully complete on the terms and conditions anticipated, and the financial impact of, its strategic portfolio repositioning actions, as well as economic and currency conditions, market demand, pricing, protection of intellectual property, and competitive and technological factors, among others, which are set forth in the “Risk Factors” of Part I, Item 1, and the "Safe Harbor Statement" of Exhibit 13, to the Company's Annual Report on Form 10-K for the year ended September 30, 2015 and in subsequent reports filed with the SEC, which are hereby incorporated by reference.

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

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities (shares in 000s).

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2015	—	$0.00	—	6,028
November 2015	4,060	$48.70	4,060	71,968
December 2015	7,552	$47.24	7,552	64,416
Total	11,612	$47.75	11,612	64,416

In November 2015, the Board of Directors authorized the purchase of up to 70 million shares, and 64.4 million shares remain available. In the first quarter, the remaining 6.0 million shares available under the May 2013 authorization were purchased.

Item 6. Exhibits

(a) Exhibits (Listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

10.1	Letter Agreement dated December 7, 2015 by and between Emerson Electric Co. and Charles A. Peters.

10.2
Amended and Restated Emerson Electric Co. Pension Restoration Plan dated October 6, 2015 and Lump Sum Distribution Election Forms, incorporated by reference to Emerson Electric Co. 2015 Form 10-K, File No. 1-278, Exhibit 10(e).

10.3
Form of Performance Shares Award Certificate and Acceptance of Award, 2016 Performance Shares Program Award Summary under the Emerson Electric Co. 2015 Incentive Shares Plan and Form of Restricted Shares Award Agreement, incorporated by reference to Emerson Electric Co. 2015 Form 10-K, File No. 1-278, Exhibit 10(u).

12	Ratio of Earnings to Fixed Charges.

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

101
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the three months ended December 31, 2014 and 2015, (ii) Consolidated Statements of Comprehensive Income for the three months ended December 31, 2014 and 2015, (iii) Consolidated Balance Sheets as of September 30, 2015 and December 31, 2015, (iv) Consolidated Statements of Cash Flows for the three months ended December 31, 2014 and 2015, and (v) Notes to Consolidated Financial Statements for the three months ended December 31, 2015.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMERSON ELECTRIC CO.

By	/s/ Frank J. Dellaquila
Frank J. Dellaquila
Executive Vice President and Chief Financial Officer
(on behalf of the registrant and as Chief Financial Officer)
February 3, 2016

INDEX TO EXHIBITS

Exhibit No.	Exhibit

10.1	Letter Agreement dated December 7, 2015 by and between Emerson Electric Co. and Charles A. Peters.

12	Ratio of Earnings to Fixed Charges.

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

101
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the three months ended December 31, 2014 and 2015, (ii) Consolidated Statements of Comprehensive Income for the three months ended December 31, 2014 and 2015, (iii) Consolidated Balance Sheets as of September 30, 2015 and December 31, 2015, (iv) Consolidated Statements of Cash Flows for the three months ended December 31, 2014 and 2015, and (v) Notes to Consolidated Financial Statements for the three months ended December 31, 2015.