Form 10-Q
period 2016-03-31
EMERSON ELECTRIC CO
filed 2016-05-05
CIK 32604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

______________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common stock of $0.50 par value per share outstanding at April 30, 2016: 643,351,041 shares.

FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
THREE AND SIX MONTHS ENDED MARCH 31, 2015 AND 2016
(Dollars in millions, except per share amounts; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2016	2015	2016
Net sales	$5,400	4,928	10,987	9,641

Costs and expenses:
Cost of sales	3,234	2,934	6,541	5,758
Selling, general and administrative expenses	1,318	1,218	2,723	2,444
Gain on sale of business	932	—	932	—
Other deductions, net	136	122	200	236
Interest expense (net of interest income of $9, $8, $16 and $16, respectively)	40	46	86	92

Earnings before income taxes	1,604	608	2,369	1,111

Income taxes	625	231	861	382

Net earnings	979	377	1,508	729

Less: Noncontrolling interests in earnings of subsidiaries	6	8	10	11

Net earnings common stockholders	$973	369	1,498	718

Basic earnings per share common stockholders	$1.42	0.57	2.18	1.11

Diluted earnings per share common stockholders	$1.42	0.57	2.17	1.10

Cash dividends per common share	$0.47	0.475	0.94	0.95

See accompanying Notes to Consolidated Financial Statements.

FORM 10-Q

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE AND SIX MONTHS ENDED MARCH 31, 2015 AND 2016
(Dollars in millions; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2016	2015	2016
Net earnings	$979	377	1,508	729

Other comprehensive income (loss), net of tax:
Foreign currency translation	(427)	125	(732)	(28)
Pension and postretirement	28	27	56	53
Cash flow hedges	1	5	(23)	11
Total other comprehensive income (loss)	(398)	157	(699)	36

Comprehensive income	581	534	809	765

Less: Noncontrolling interests in comprehensive income of subsidiaries	6	9	9	12
Comprehensive income common stockholders	$575	525	800	753

See accompanying Notes to Consolidated Financial Statements.

FORM 10-Q

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts; unaudited)

	Sept 30, 2015	Mar 31, 2016
ASSETS
Current assets
Cash and equivalents	$3,054	3,322
Receivables, less allowances of $128 and $120, respectively	4,319	3,874
Inventories	1,847	1,950
Other current assets	829	767
Total current assets	10,049	9,913

Property, plant and equipment, net	3,585	3,523
Other assets
Goodwill	6,653	6,642
Other intangible assets	1,526	1,437
Other	275	249
Total other assets	8,454	8,328
Total assets	$22,088	21,764

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current maturities of long-term debt	$2,553	3,232
Accounts payable	2,358	2,140
Accrued expenses	2,803	2,722
Income taxes	86	88
Total current liabilities	7,800	8,182

Long-term debt	4,289	4,062

Other liabilities	1,871	1,777

Equity
Common stock, $0.50 par value; authorized, 1,200,000,000 shares; issued, 953,354,012 shares; outstanding, 654,608,521 shares and 643,261,142 shares, respectively	477	477
Additional paid-in-capital	170	189
Retained earnings	21,308	21,410
Accumulated other comprehensive income (loss)	(1,617)	(1,582)
Cost of common stock in treasury, 298,745,491 shares and 310,092,870 shares, respectively	(12,257)	(12,802)
Common stockholders’ equity	8,081	7,692
Noncontrolling interests in subsidiaries	47	51
Total equity	8,128	7,743
Total liabilities and equity	$22,088	21,764

See accompanying Notes to Consolidated Financial Statements.

FORM 10-Q

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2015 AND 2016
(Dollars in millions; unaudited)

	Six Months Ended March 31,
	2015	2016
Operating activities
Net earnings	$1,508	729
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	412	397
Changes in operating working capital	(530)	(57)
Gain on divestiture of business, after tax	(528)	—
Other, net	67	137
Net cash provided by operating activities	929	1,206

Investing activities
Capital expenditures	(359)	(247)
Purchases of businesses, net of cash and equivalents acquired	(145)	(11)
Divestiture of business	1,391	—
Other, net	(86)	70
Net cash provided by (used by) investing activities	801	(188)

Financing activities
Net increase in short-term borrowings	1,223	357
Proceeds from short-term borrowings greater than three months	2,299	1,174
Payments of short-term borrowings greater than three months	(2,668)	(827)
Payments of long-term debt	(251)	(253)
Dividends paid	(647)	(616)
Purchases of common stock	(1,351)	(555)
Other, net	(20)	(5)
Net cash used by financing activities	(1,415)	(725)

Effect of exchange rate changes on cash and equivalents	(208)	(25)
Increase (decrease) in cash and equivalents	107	268
Beginning cash and equivalents	3,149	3,054
Ending cash and equivalents	$3,256	3,322

Changes in operating working capital
Receivables	$408	436
Inventories	(251)	(100)
Other current assets	(40)	(30)
Accounts payable	(310)	(175)
Accrued expenses	(183)	(189)
Income taxes	(154)	1
Total changes in operating working capital	$(530)	(57)

See accompanying Notes to Consolidated Financial Statements.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

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

In February 2016, the FASB amended ASC 842, Leases, to require recognition on the balance sheet of assets and liabilities related to the rights and obligations associated with all lease arrangements. Currently, obligations classified as operating leases are not recorded on the balance sheet but must be disclosed. The new standard is effective for the Company in the first quarter of fiscal 2020. The Company is in the process of evaluating the impact of the revised standard on its financial statements.

2.	Reconciliations of weighted-average shares for basic and diluted earnings per common share follow (in millions). Earnings allocated to participating securities were inconsequential.

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2016	2015	2016
Basic shares outstanding	680.9	642.0	686.1	646.0
Dilutive shares	3.2	2.7	3.3	2.6
Diluted shares outstanding	684.1	644.7	689.4	648.6

3.    Other Financial Information (in millions):

	Sept 30, 2015	Mar 31, 2016
Inventories
Finished products	$680	701
Raw materials and work in process	1,167	1,249
Total	$1,847	1,950

Property, plant and equipment, net
Property, plant and equipment, at cost	$8,931	9,034
Less: Accumulated depreciation	5,346	5,511
Total	$3,585	3,523

Goodwill by business segment
Process Management	$2,790	2,790
Industrial Automation	1,031	1,027
Network Power	2,144	2,137
Climate Technologies	492	491
Commercial & Residential Solutions	196	197
Total	$6,653	6,642

The gross carrying amount of goodwill for the Company was $7,288 million and $7,299 million as of March 31, 2016 and September 30, 2015, respectively. Accumulated pretax goodwill impairment losses were $646 million at the end of both periods, all in the Network Power segment.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

	Sept 30, 2015	Mar 31, 2016
Accrued expenses include the following
Employee compensation	$597	517
Customer advanced payments	$450	495
Product warranty	$167	172

	Sept 30, 2015	Mar 31, 2016
Other liabilities
Pension liabilities	$662	579
Deferred income taxes	408	453
Postretirement liabilities, excluding current portion	199	197
Other	602	548
Total	$1,871	1,777

4.	Following is a discussion regarding the Company’s use of financial instruments:
Hedging Activities – As of March 31, 2016, the notional amount of foreign currency hedge positions was approximately $1.5 billion, and commodity hedge contracts totaled approximately $125 million (primarily 54 million pounds of copper and aluminum). All derivatives receiving deferral accounting are cash flow hedges. The majority of hedging gains and losses deferred as of March 31, 2016 are expected to be recognized over the next 12 months as the underlying forecasted transactions occur. Gains and losses on foreign currency derivatives reported in other deductions, net reflect hedges of balance sheet exposures that do not receive deferral accounting. The following gains and losses are included in earnings and other comprehensive income (OCI) for the three and six months ended March 31, 2016 and 2015 (in millions):

		Into Earnings				Into OCI
		2nd Quarter		Six Months		2nd Quarter		Six Months
Gains (Losses)	Location	2015	2016	2015	2016	2015	2016	2015	2016
Commodity	Cost of sales	$(8)	(12)	(10)	(20)	(7)	1	(19)	(10)
Foreign currency	Sales, cost of sales	1	(9)	—	(15)	4	(13)	(27)	(7)
Foreign currency	Other deductions, net	31	(10)	14	(7)
Total		$24	(31)	4	(42)	(3)	(12)	(46)	(17)
Regardless of whether derivatives receive deferral accounting, the Company expects hedging gains or losses to be essentially offset by losses or gains on the related underlying exposures. The amounts ultimately recognized will differ from those presented above for open positions, which remain subject to ongoing market price fluctuations until settlement. Derivatives receiving deferral accounting are highly effective and no amounts were excluded from the assessment of hedge effectiveness. Hedge ineffectiveness was immaterial for the three and six months ended March 31, 2016 and 2015.
Fair Value Measurement – Valuations for all derivatives and the Company's long-term debt fall within Level 2 of the GAAP valuation hierarchy. As of March 31, 2016, the fair value of long-term debt was $4,736 million, which exceeded the carrying value by $407 million. At March 31, 2016, the fair values of commodity contracts and foreign currency contracts were reported in other current assets and accrued expenses. Valuations of derivative contract positions are summarized below (in millions):

	September 30, 2015		March 31, 2016
	Assets	Liabilities	Assets	Liabilities
Foreign Currency	$30	65	16	45
Commodity	$—	29	—	19

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Counterparties to derivatives arrangements are companies with investment-grade credit ratings. The Company has bilateral collateral arrangements with counterparties with credit rating-based posting thresholds that vary depending on the arrangement. If credit ratings on the Company's debt fall below preestablished levels, counterparties can require immediate full collateralization of all derivatives in net liability positions. The maximum amount that could have potentially been required was $52 million. The Company also can demand full collateralization of derivatives in net asset positions should any counterparty credit ratings fall below certain thresholds. No collateral was posted with counterparties and none was held by the Company as of March 31, 2016.

5.	The change in equity for the first six months of 2016 is shown below (in millions):

	Common Stockholders' Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance at September 30, 2015	$8,081	47	8,128
Net earnings	718	11	729
Other comprehensive income (loss)	35	1	36
Cash dividends	(616)	(8)	(624)
Net purchases of common stock	(526)	—	(526)
Balance at March 31, 2016	$7,692	51	7,743

6.	Activity in accumulated other comprehensive income (loss) for the three and six months ended March 31, 2016 and 2015 is shown below (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2016	2015	2016
Foreign currency translation
Beginning balance	$(133)	(775)	171	(622)
Other comprehensive income (loss)	(427)	124	(731)	(29)
Ending balance	(560)	(651)	(560)	(651)

Pension and postretirement
Beginning balance	(718)	(926)	(746)	(952)
Amortization of deferred actuarial losses into earnings	27	27	55	53
Divestiture of business	1	—	1	—
Ending balance	(690)	(899)	(690)	(899)

Cash flow hedges
Beginning balance	(24)	(37)	—	(43)
Deferral of gains (losses) arising during the period	(3)	(8)	(29)	(11)
Reclassification of realized (gains) losses to sales and cost of sales	4	13	6	22
Ending balance	(23)	(32)	(23)	(32)

Accumulated other comprehensive income (loss)	$(1,273)	(1,582)	(1,273)	(1,582)

Activity above is shown net of income taxes for the three and six months ended March 31, 2016 and 2015, respectively, as follows: amortization of pension and postretirement deferred actuarial losses: $(14), $(15), $(28) and $(30); deferral of cash flow hedging gains (losses): $4, $ -, $6 and $17; reclassification of realized cash flow hedging (gains) losses: $(8), $(3), $(13) and $(4).

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

7.	Total periodic pension and postretirement expense is summarized below (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2016	2015	2016
Service cost	$27	23	54	45
Interest cost	61	49	121	99
Expected return on plan assets	(92)	(88)	(184)	(176)
Net amortization	42	41	85	81
Total	$38	25	76	49

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

8.	Other deductions, net are summarized below (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2016	2015	2016
Amortization of intangibles	$53	46	108	97
Rationalization of operations	44	15	53	28
Separation costs	—	31	—	55
Other	39	30	39	56
Total	$136	122	200	236

Separation costs relate to the planned portfolio repositioning actions. See Note 11. Foreign currency transactions were unfavorable by $19 million for the second quarter and $46 million year-to-date. The second quarter of 2015 included $20 million of litigation costs.

9.
Rationalization of operations expense reflects costs associated with the Company’s ongoing efforts to improve operational efficiency and deploy assets globally in order to remain competitive on a worldwide basis. The Company expects full year 2016 rationalization expense to be in the range of $70 to $80 million. This includes $28 million incurred to date, as well as costs to complete actions initiated before the end of the second quarter and actions anticipated to be approved and initiated during the remainder of the year. Costs for the three and six months ended March 31, 2016 largely relate to restructuring of the global cost structure consistent with the current level of economic activity, as well as the redeployment of resources for future growth.

Rationalization of operations expense by segment is provided below (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2016	2015	2016
Process Management	$22	9	25	13
Industrial Automation	2	1	4	4
Network Power	13	2	14	6
Climate Technologies	4	2	6	3
Commercial & Residential Solutions	3	1	4	2
Total	$44	15	53	28

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Details of the change in the liability for rationalization during the six months ended March 31, 2016 follow (in millions):

	Sept 30, 2015	Expense	Paid/Utilized	Mar 31, 2016
Severance and benefits	$105	14	69	50
Lease and other contract terminations	1	2	2	1
Vacant facility and other shutdown costs	3	4	5	2
Start-up and moving costs	3	8	9	2
Total	$112	28	85	55

10.	Summarized information about the Company's results of operations by business segment follows (in millions):

	Three Months Ended March 31,				Six Months Ended March 31,
	Sales		Earnings		Sales		Earnings
	2015	2016	2015	2016	2015	2016	2015	2016
Process Management	$2,042	1,828	299	265	4,141	3,634	691	536
Industrial Automation	1,034	870	144	116	2,186	1,678	308	211
Network Power	1,063	1,018	34	83	2,182	2,069	113	167
Climate Technologies	982	995	170	188	1,882	1,782	296	297
Commercial & Residential Solutions	465	394	91	92	945	786	194	177
	5,586	5,105	738	744	11,336	9,949	1,602	1,388
Differences in accounting methods			53	58			111	113
Corporate and other			853	(148)			742	(298)
Eliminations/Interest	(186)	(177)	(40)	(46)	(349)	(308)	(86)	(92)
Total	$5,400	4,928	1,604	608	10,987	9,641	2,369	1,111

Industrial Automation intersegment sales for the quarters ended March 31, 2016 and 2015 were $164 million and $167 million, respectively, and year-to-date $280 million and $312 million. Corporate and other in 2015 included a $932 million gain on the power transmission solutions divestiture. See Note 11. Corporate and other for 2016 includes higher incentive stock compensation expense of $46 million in the second quarter and $67 million year-to-date due primarily to an increasing stock price in the current year compared with a decreasing price in the prior year, and overlap of award programs. Corporate and other also includes separation costs of $31 million in the second quarter and $55 million year-to-date.

11.
In June 2015, the Company announced plans to spin off its network power systems business through a tax-free distribution to shareholders and to explore strategic alternatives, including potential sale, for its power generation and motors, drives, and residential storage businesses. These businesses together accounted for approximately $6.4 billion, $400 million and $500 million of consolidated 2015 sales, pretax earnings and cash flow, respectively. The Company currently estimates it will incur separation costs throughout 2016 to effect the portfolio repositioning as follows: approximately $250 to $300 million of expense for income taxes related to reorganizing the ownership structures of these businesses, investment banking, legal, consulting and other costs; and approximately $50 million in capitalized costs, including debt issuance costs and the separation of information technology systems. In the second quarter of 2016, the Company incurred separation costs of $56 million, or $0.09 per share, which is comprised of income tax expense of $28 million and other costs of $31 million ($28 million after-tax). Year-to-date the Company incurred costs of $78 million, or $0.12 per share, which is comprised of income tax expense of $28 million and other costs of $55 million ($50 million after-tax). In addition, the Company continues to discuss the potential sale of the network power systems business with interested parties. There can be no assurance that the Company will not recognize a goodwill impairment charge or incur a loss on sale in connection with the separation of these businesses. With regard to the evaluation of strategic alternatives for the power generation and motors, drives, and residential storage businesses, it is uncertain whether the review process will result in any transaction. See the Company's 2015 Annual Report on Form 10-K for further information.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

In the second quarter of 2015, the Company sold its power transmission solutions business to Regal Beloit Corporation for $1.4 billion and recognized a pretax gain of $932 million ($528 million after-tax, $0.77 per share).

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Items 2 and 3.

Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
Second quarter sales were $4,928 million, down 9 percent. Underlying sales decreased 5 percent as oil and gas and industrial end markets remained under pressure, and demand remained weak in emerging markets. In addition, strength of the U.S. dollar and divestitures deducted 2 percent each. Net earnings common stockholders were $369 million, down 62 percent, and diluted earnings per share were $0.57, down 60 percent. Diluted earnings per share were $0.66, up 2 percent, excluding separation costs related to the planned portfolio repositioning actions ($0.09 per share) and a divestiture gain in the prior year, which collectively deducted 62 percentage points.
RESULTS OF OPERATIONS

Following is an analysis of the Company’s operating results for the second quarter ended March 31, 2016, compared with the second quarter ended March 31, 2015.

Three Months Ended March 31	2015	2016	Change
(dollars in millions, except per share amounts)

Net sales	$5,400	4,928	(9)%
Gross profit	$2,166	1,994	(8)%
Percent of sales	40.1%	40.5%

SG&A	$1,318	1,218
Percent of sales	24.4%	24.8%
Gain on sale of business	$932	—
Other deductions, net	$136	122
Interest expense, net	$40	46

Earnings before income taxes	$1,604	608	(62)%
Percent of sales	29.7%	12.4%
Net earnings common stockholders	$973	369	(62)%
Percent of sales	18.0%	7.5%

Diluted earnings per share	$1.42	0.57	(60)%
Adjusted earnings per share	$0.65	0.66	2%

Net sales for the second quarter of 2016 were $4,928 million, a decrease of $472 million, or 9 percent compared with $5,400 million in 2015. Underlying sales decreased 5 percent ($258 million) on 4 percent lower volume and 1 percent lower price. Foreign currency translation subtracted 2 percent ($111 million) and divestitures, net of acquisitions subtracted 2 percent ($103 million). Underlying sales decreased 3 percent in the U.S. and 7 percent internationally. Europe was flat, Asia was down 9 percent (China down 12 percent), Latin America was down 8 percent, Canada was down 18 percent and Middle East/Africa was down 12 percent. Sales in Process Management decreased $214 million as oil and gas markets remained under pressure. Sales decreased $164 million in Industrial Automation and $71 million in Commercial & Residential Solutions partially due to prior year divestitures. Network Power sales decreased $45 million while sales increased $13 million in Climate Technologies.

Cost of sales for the second quarter of 2016 were $2,934 million, a decrease of $300 million compared with $3,234 million in 2015, primarily due to reduced sales volume, the impact of foreign currency translation and prior year divestitures. Gross profit margin of 40.5 percent increased 0.4 percentage points compared with 40.1 percent in 2015 due to savings from cost reduction and containment actions. Volume deleverage and unfavorable mix partially offset the increase.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Selling, general and administrative (SG&A) expenses of $1,218 million decreased $100 million compared with the prior year primarily due to savings from cost reduction actions, the impact of foreign currency translation and lower sales volume. SG&A as a percent of sales of 24.8 percent in 2016 increased 0.4 percentage points reflecting deleverage on the lower volume and higher incentive compensation of $46 million, primarily due to changes in the stock price.

In the second quarter of 2015, the Company sold its power transmission solutions business and recorded a pretax gain of $932 million ($528 million after-tax, $0.77 per share). See Note 11.

Other deductions, net were $122 million in 2016, a decrease of $14 million primarily due to reduced rationalization expense of $29 million and lower other costs, partially offset by separation costs of $31 million. See Note 8.

Pretax earnings of $608 million decreased $996 million, or 62 percent due to the divestiture gain in 2015 and separation costs related to the planned portfolio repositioning in 2016. Combined, these items reduced pretax earnings comparisons by 57 percentage points. Earnings increased $49 million in Network Power and $18 million in Climate Technologies. Earnings decreased $34 million in Process Management and $28 million in Industrial Automation. See the following Business Segments discussion.

Income taxes were $231 million for 2016 and $625 million for 2015, resulting in effective tax rates of 38 percent and 39 percent, respectively. Separation costs related to the planned portfolio repositioning actions had a 6 percentage point unfavorable impact on the 2016 effective rate. The effective tax rate for full year 2016 is estimated at 31 percent before these costs, which are expected to increase the estimated rate to 36 to 37 percent, or 5 to 6 percentage points. The 2015 effective tax rate included a 6 percentage point impact from the power transmission solutions divestiture.

Net earnings common stockholders in 2016 were $369 million, down 62 percent, compared with $973 million in the prior year, and earnings per share were $0.57, down 60 percent compared with $1.42 in 2015. Net earnings were $425 million, down 5 percent, compared with $445 million in the prior year, and earnings per share were $0.66, up 2 percent compared with $0.65 per share in 2015, excluding $56 million ($0.09 per share) of separation costs related to the planned portfolio repositioning actions in 2016 and the divestiture gain of $528 million ($0.77 per share) in 2015. Combined, these items reduced net earnings and earnings per share comparisons by 57 and 62 percentage points, respectively.

BUSINESS SEGMENTS
Following is an analysis of operating results for the Company’s business segments for the second quarter ended March 31, 2016, compared with the second quarter ended March 31, 2015. The Company defines segment earnings as earnings before interest and taxes.

Process Management

Three Months Ended Mar 31	2015	2016	Change
(dollars in millions)

Sales	$2,042	1,828	(11)%
Earnings	$299	265	(11)%
Margin	14.7%	14.5%

Process Management sales were $1.8 billion in the second quarter, a decrease of $214 million, or 11 percent. Underlying sales decreased 9 percent ($184 million) as spending reductions from oil and gas customers continued to significantly impact results, while downstream power and chemical markets were favorable. Foreign currency translation had a 2 percent ($45 million) unfavorable impact while prior year acquisitions added $15 million. The systems and solutions, final control and measurement devices businesses were all down. Underlying sales decreased 6 percent in the U.S., 1 percent in Europe and 13 percent in Asia (China down 18 percent). Sales were down 10 percent in Latin America, 28 percent in Canada and 12 percent in Middle East/Africa. Earnings decreased $34 million and margin decreased 20 basis points due to lower volume, deleverage and unfavorable mix. Savings from cost reduction actions and lower rationalization expense of $13 million partially offset the decline. Results also include unfavorable foreign currency transactions of $27 million and favorable litigation costs of $20 million compared with the prior year. Order rates appear to have formed a bottom and easing comparisons are expected to

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

lead to better results the remainder of the year. If oil prices stabilize at current levels or higher, activity across the energy sector is expected to improve particularly in small to mid-sized projects and seasonal MRO.

Industrial Automation

Three Months Ended Mar 31	2015	2016	Change
(dollars in millions)

Sales	$1,034	870	(16)%
Earnings	$144	116	(19)%
Margin	13.9%	13.4%

Industrial Automation sales were $870 million in the second quarter, a decrease of $164 million, or 16 percent. Underlying sales were down 10 percent ($95 million) on 8 percent lower volume and 2 percent lower price, reflecting continued weakness in industrial spending and upstream oil and gas. The power transmission solutions divestiture subtracted 4 percent ($48 million) and foreign currency translation deducted 2 percent ($21 million). The sales decrease was led by the power generation and motors, electrical distribution and fluid automation businesses. Underlying sales were down 15 percent in the U.S., flat in Europe and down 9 percent in Asia (China down 12 percent). Sales decreased 1 percent in Latin America, 13 percent in Canada and 22 percent in Middle East/Africa. Earnings decreased $28 million and margin decreased 50 basis points due to lower volume, deleverage and unfavorable mix. Materials cost containment more than offset lower pricing. The divestiture negatively impacted earnings comparisons by $5 million. A forecast of slightly better market conditions as well as easier comparisons are expected to improve both underlying growth and profitability during the remainder of the fiscal year.

Network Power

Three Months Ended Mar 31	2015	2016	Change
(dollars in millions)

Sales	$1,063	1,018	(4)%
Earnings	$34	83	143%
Margin	3.2%	8.1%

Network Power sales were $1,018 million in the second quarter, a decrease of $45 million, or 4 percent. Underlying sales were down 1 percent ($15 million) on lower volume and price, and foreign currency translation deducted 3 percent ($30 million). Global telecommunications power product sales were mixed overall, as growth in North America was more than offset by decreases in Asia and Europe. Data center products also decreased, particularly in thermal management and infrastructure management. Uninterruptible power supply products decreased slightly. Underlying sales were up 2 percent in the U.S., flat in Europe and down 1 percent in Asia (China down 5 percent). Sales declined 23 percent in Latin America, increased 2 percent in Canada and were down 20 percent in Middle East/Africa. Earnings increased $49 million and margin improved 4.9 percentage points reflecting savings from cost reduction actions and lower rationalization expense of $11 million. Materials cost containment more than offset lower pricing. Results also include favorable foreign currency transactions of $6 million and lower amortization of $5 million. Current market conditions are expected to continue, supporting a favorable outlook for both data center and telecommunications infrastructure investment.

Climate Technologies

Three Months Ended Mar 31	2015	2016	Change
(dollars in millions)

Sales	$982	995	1%
Earnings	$170	188	11%
Margin	17.3%	19.0%

Climate Technologies sales were $995 million in the second quarter, an increase of $13 million, or 1 percent. Underlying sales were up 2 percent ($25 million) as 4 percent higher volume was partially offset by 2 percent lower price. Foreign currency translation deducted 1 percent ($12 million). The global air conditioning business had

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

moderate growth, on strength in the U.S. Global refrigeration decreased slightly, reflecting softness in the U.S., largely offset by growth in Europe. Sales of temperature sensors, controls and solutions decreased. Overall, underlying sales increased 7 percent in the U.S., 3 percent in Europe and decreased 9 percent in Asia (China down 14 percent). Sales increased 10 percent in Latin America and 2 percent in Canada, while Middle East/Africa was flat. Earnings increased $18 million and margin increased 1.7 percentage points primarily due to higher volume and resulting leverage, and cost reduction savings, partially offset by higher warranty costs. Materials cost containment more than offset lower pricing. The outlook for global demand in air conditioning and refrigeration remains positive supporting the expectation for continued improvement in underlying growth in the second half of the year. Growth will also be supported by the segment's increasing levels of investment in next generation technologies and products to serve new markets and applications.

Commercial & Residential Solutions

Three Months Ended Mar 31	2015	2016	Change
(dollars in millions)

Sales	$465	394	(15)%
Earnings	$91	92	1%
Margin	19.4%	23.2%

Commercial & Residential Solutions sales were $394 million in the second quarter, a decrease of $71 million, or 15 percent as the commercial storage divestiture deducted 16 percent ($74 million). Underlying sales increased 2 percent ($6 million) and foreign currency translation deducted 1 percent ($3 million). Strong sales growth in food waste disposers and modest growth in wet/dry vacuums were driven by favorable conditions in U.S. construction markets. Professional tools declined moderately, reflecting reduced oil and gas related spending, and the residential storage business decreased slightly. Underlying sales increased 2 percent in the U.S. and were flat internationally. Earnings increased $1 million and margin improved 3.8 percentage points due to savings from cost containment actions and favorable mix, partially offset by higher warranty. The divestiture also contributed to the margin improvement but negatively impacted earnings comparisons $7 million. Favorable conditions in U.S. construction markets are expected to continue, supporting the outlook for modest levels of underlying growth and margin improvement during the remainder of the fiscal year.

RESULTS OF OPERATIONS

Following is an analysis of the Company’s operating results for the six months ended March 31, 2016, compared with the six months ended March 31, 2015.

Six Months Ended Mar 31	2015	2016	Change
(dollars in millions, except per share amounts)

Net sales	$10,987	9,641	(12)%
Gross profit	$4,446	3,883	(13)%
Percent of sales	40.5%	40.3%

SG&A	$2,723	2,444
Percent of sales	24.8%	25.4%
Gain on sale of business	$932	—
Other deductions, net	$200	236
Interest expense, net	$86	92

Earnings before income taxes	$2,369	1,111	(53)%
Percent of sales	21.6%	11.5%
Net earnings common stockholders	$1,498	718	(52)%
Percent of sales	13.6%	7.4%

Diluted earnings per share	$2.17	1.10	(49)%
Adjusted earnings per share	$1.40	1.22	(13)%

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Net sales for the first six months of 2016 were $9,641 million, a decrease of $1,346 million, or 12 percent compared with $10,987 million in 2015. Underlying sales were down 7 percent ($710 million), on 6 percent lower volume and 1 percent lower price. Foreign currency translation deducted 3 percent ($341 million) and divestitures, net of acquisitions subtracted 2 percent ($295 million). Underlying sales decreased 7 percent both in the U.S. and internationally, as Europe was flat, Asia decreased 9 percent (China down 13 percent) and Latin America was down 12 percent. Canada decreased 18 percent and Middle East/Africa was down 10 percent. Process Management sales were down $507 million reflecting spending reductions from oil and gas customers. Sales for Industrial Automation were down $508 million and Commercial & Residential Solutions decreased $159 million partially due to prior year divestitures. Sales for Network Power decreased $113 million and Climate Technologies was down $100 million.

Cost of sales for 2016 were $5,758 million, a decrease of $783 million versus $6,541 million in 2015, primarily due to reduced sales volume, the impact of foreign currency translation and prior year divestitures. Gross profit margin of 40.3 percent decreased 0.2 percentage points compared to 40.5 percent in 2015 due to deleverage on lower volume and unfavorable mix. Savings from cost reduction and containment actions partially offset these items.

SG&A expenses of $2,444 million decreased $279 million compared with the prior year primarily due to savings from cost reduction actions, the impact of foreign currency translation and lower sales volume. SG&A as a percent of sales of 25.4 percent increased 0.6 percent reflecting deleverage on lower sales volume and higher incentive compensation of $67 million, primarily due to changes in the stock price.

In the second quarter of 2015, the Company sold its power transmission solutions business and recorded a pretax gain of $932 million ($528 million after-tax, $0.77 per share).

Other deductions, net were $236 million in 2016, an increase of $36 million primarily due to separation costs of $55 million, partially offset by lower rationalization expense of $25 million. See Note 8.

Pretax earnings of $1,111 million decreased $1,258 million, or 53 percent largely due to the divestiture gain in 2015 and separation costs related to the planned portfolio repositioning in 2016. Combined, these items reduced pretax earnings comparisons by 34 percentage points. Earnings decreased $155 million in Process Management and $97 million in Industrial Automation. Earnings increased $54 million in Network Power. See the Business Segments discussion that follows.

Income taxes were $382 million for 2016 and $861 million for 2015, resulting in effective tax rates of 34 percent and 36 percent, respectively. Separation costs related to the planned portfolio repositioning actions had a 3 percentage point unfavorable impact on the 2016 effective rate. The 2015 effective tax rate included a 5 percentage point unfavorable impact from the power transmission solutions divestiture.

Net earnings common stockholders for 2016 were $718 million, down 52 percent, compared with $1,498 million in the prior year, and earnings per share were $1.10, down 49 percent, compared with $2.17 in 2015. Net earnings were $796 million, down 18 percent, compared with $970 million in the prior year, and earnings per share were $1.22, down 13 percent, compared with $1.40 per share in 2015, excluding $78 million ($0.12 per share) of separation costs related to the planned portfolio repositioning actions in 2016 and the divestiture gain of $528 million ($0.77 per share) in 2015. Combined, these items reduced net earnings and earnings per share comparisons by 34 and 36 percentage points, respectively.

BUSINESS SEGMENTS
Following is an analysis of operating results for the Company’s business segments for the six months ended March 31, 2016, compared with the six months ended March 31, 2015. The Company defines segment earnings as earnings before interest and taxes.

Process Management

Six Months Ended Mar 31	2015	2016	Change
(dollars in millions)

Sales	$4,141	3,634	(12)%
Earnings	$691	536	(22)%
Margin	16.7%	14.7%

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Process Management sales were $3.6 billion for the first six months of 2016, a decrease of $507 million, or 12 percent. Underlying sales decreased 10 percent ($402 million) as oil and gas customers continue to reduce spending. Foreign currency translation deducted 3 percent ($137 million) and acquisitions added 1 percent ($32 million). The final control, measurement devices and systems and solutions businesses were all down. Underlying sales decreased 8 percent in the U.S., increased 2 percent in Europe and decreased 13 percent in Asia (China down 19 percent). Sales were down 16 percent in Latin America, 26 percent in Canada and 16 percent in Middle East/Africa. Earnings decreased $155 million and margin decreased 2.0 percentage points due to lower volume, deleverage and unfavorable mix, partially offset by savings from cost reduction actions and lower rationalization expense of $12 million. Results also reflect foreign currency transaction losses of $40 million in 2016 compared with gains of $16 million in 2015, and litigation costs of $20 million in 2015.

Industrial Automation

Six Months Ended Mar 31	2015	2016	Change
(dollars in millions)

Sales	$2,186	1,678	(23)%
Earnings	$308	211	(31)%
Margin	14.1%	12.6%

Industrial Automation sales were $1.7 billion for the first six months of 2016, a decrease of $508 million, or 23 percent. Underlying sales decreased 13 percent ($245 million) on lower volume and 1 percent lower price, as the power transmission solutions divestiture deducted 7 percent ($189 million) and foreign currency translation deducted 3 percent ($74 million). Sales decreased in all businesses led by power generation and motors, drives and electrical distribution. Underlying sales decreased 19 percent in the U.S., 11 percent in Asia (China down 13 percent) and 3 percent in Europe. Sales were down 15 percent in Latin America, 18 percent in Canada and 10 percent in Middle East/Africa. Earnings decreased $97 million and margin declined 1.5 percentage points due to lower volume, deleverage and unfavorable mix. Materials cost containment more than offset lower pricing. The divestiture negatively impacted earnings comparisons by $19 million.
Network Power

Six Months Ended Mar 31	2015	2016	Change
(dollars in millions)

Sales	$2,182	2,069	(5)%
Earnings	$113	167	48%
Margin	5.2%	8.1%

Network Power sales were $2.1 billion for the first six months of 2016, a decrease of $113 million, or 5 percent. Underlying sales were down 1 percent ($27 million) on lower volume and lower price, and foreign currency translation deducted 4 percent ($86 million). Global telecommunications power product sales were mixed overall, as growth in North America and Europe was more than offset by decreases in Asia. Data center products also decreased, particularly in thermal management, uninterruptible power supplies and infrastructure management. The decreases largely reflect the stronger U.S. dollar. Underlying sales were down 2 percent in the U.S. and flat in both Europe and Asia (China down 3 percent). Sales decreased 7 percent in Latin America, 3 percent in Canada and 10 percent in Middle East/Africa. Earnings increased $54 million and margin improved 2.9 percentage point as savings from cost reduction actions and lower rationalization expense of $8 million more than offset deleverage on lower volume. Materials cost containment offset lower pricing. Results also include favorable foreign currency transactions of $9 million compared with 2015.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Climate Technologies

Six Months Ended Mar 31	2015	2016	Change
(dollars in millions)

Sales	$1,882	1,782	(5)%
Earnings	$296	297	—%
Margin	15.7%	16.7%

Climate Technologies sales were $1.8 billion for the first six months of 2016, a decrease of $100 million, or 5 percent. Underlying sales decreased 3 percent ($65 million) on 2 percent lower volume and 1 percent lower price, while foreign currency translation deducted 2 percent ($35 million). Global air conditioning sales decreased due to strong demand in the prior year which resulted from U.S. residential air conditioning regulatory changes. Global refrigeration sales increased slightly, reflecting growth in Europe and Asia, partially offset by softness in the U.S. Sales of temperature controls, sensors and solutions also decreased. Overall, underlying sales were down 3 percent in the U.S., up 2 percent in Europe and down 9 percent in Asia (China down 15 percent). Sales decreased 8 percent in Latin America and increased 10 percent in Middle East/Africa and 6 percent in Canada. Earnings increased $1 million and margin increased 1.0 percentage point due to materials costs containment and savings from cost reduction actions, essentially offset by lower volume, higher warranty and lower price.

Commercial & Residential Solutions

Six Months Ended Mar 31	2015	2016	Change
(dollars in millions)

Sales	$945	786	(17)%
Earnings	$194	177	(9)%
Margin	20.5%	22.5%

Commercial & Residential Solutions sales were $786 million for the first six months of 2016, a decrease of $159 million, or 17 percent. Underlying sales were flat (down $1 million) while foreign currency translation deducted 1 percent ($9 million) and the commercial storage divestiture deducted 16 percent ($149 million). Food waste disposers had solid growth and wet/dry vacuums grew moderately. Professional tools was down, while the storage business decreased slightly. Underlying sales were flat in the U.S. and decreased 2 percent internationally. Earnings decreased $17 million due to the divestiture and higher warranty costs, partially offset by savings from cost containment actions. Margin improved 2.0 percentage points largely due to the divestiture.

FINANCIAL CONDITION

Key elements of the Company's financial condition for the six months ended March 31, 2016 as compared to the year ended September 30, 2015 follow.

	Sept 30, 2015		Mar 31, 2016
Working capital (in millions)	$2,249		1,731
Current ratio	1.3		1.2
Total debt-to-total capital	45.8%		48.7%
Net debt-to-net capital	31.3%		34.1%
Interest coverage ratio	21.8	X	11.3X
The Company's interest coverage ratio (earnings before income taxes plus interest expense, divided by interest expense) of 11.3X for the first six months of 2016 compares to 24.3X for the first six months of 2015. The decrease reflects lower pretax earnings largely due to the divestiture gain in the prior year.
Cash provided by operating activities of $1,206 million increased $277 million compared with $929 million in the prior year as lower working capital investment more than offset lower earnings. Cash flow reflects payments of $57 million for separation costs related to the portfolio repositioning actions. Operating cash flow funded capital expenditures of $247 million, dividends of $616 million and payments on long-term debt of $253 million. Common stock purchases of $555 million were supported by short-term borrowings. Free cash flow of $959 million (operating cash flow of $1,206

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

million less capital expenditures of $247 million) increased $389 million, due to higher operating cash flow and lower capital expenditures in 2016. Free cash flow was $570 million in 2015 (operating cash flow of $929 million less capital expenditures of $359 million).
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
FISCAL 2016 OUTLOOK
While the global macroeconomic environment for the Company’s businesses will continue to be challenging, demand levels have begun to stabilize or improve, and comparisons become easier for the remainder of the fiscal year. Recent order trends also support the Company's full-year outlook, including improved second half performance in terms of both profitability and underlying sales as our restructuring actions take hold. Underlying sales for 2016 are expected to be down 2 to 5 percent, excluding negative currency translation of 1 percent and an impact from completed divestitures of approximately 2 percent. Reported sales are expected to be down 5 to 8 percent. Underlying sales for the third quarter of 2016 are expected to be approximately flat, excluding negative currency translation and an impact from completed divestitures of 1 percent each. Reported sales are expected to decrease approximately 2 percent. Adjusted earnings per share are expected to be $3.05 to $3.25 in 2016, which excludes estimated separation costs of $250 to $300 million ($0.37 to $0.44 per share) related to the planned network power systems spinoff and the potential sales of the power generation and motors, and drives businesses. Reported earnings per share are expected to be $2.61 to $2.88 including these costs. Adjusted earnings per share for the third quarter of 2016 are expected to be approximately flat at $0.85 excluding estimated separation costs of $145 million ($0.22 per share). Reported earnings per share are expected to be approximately $0.63, including these costs. Operating cash flow is expected to be approximately $2.8 billion in 2016, or over $3 billion excluding the impact of separation costs of approximately $0.3 billion.

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

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In November 2015, the Board of Directors authorized the purchase of up to 70 million shares, and 64.4 million shares remain available. No shares were purchased in the second quarter of 2016.

Item 6. Exhibits

(a) Exhibits (Listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

12	Ratio of Earnings to Fixed Charges.

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

101
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the three and six months ended March 31, 2015 and 2016, (ii) Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2015 and 2016, (iii) Consolidated Balance Sheets as of September 30, 2015 and March 31, 2016, (iv) Consolidated Statements of Cash Flows for the six months ended March 31, 2015 and 2016, and (v) Notes to Consolidated Financial Statements for the three and six months ended March 31, 2016.

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
May 5, 2016

INDEX TO EXHIBITS

Exhibit No.	Exhibit

12	Ratio of Earnings to Fixed Charges.

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

101
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the three and six months ended March 31, 2015 and 2016, (ii) Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2015 and 2016, (iii) Consolidated Balance Sheets as of September 30, 2015 and March 31, 2016, (iv) Consolidated Statements of Cash Flows for the six months ended March 31, 2015 and 2016, and (v) Notes to Consolidated Financial Statements for the three and six months ended March 31, 2016.