Form 10-Q
period 2016-06-30
EMERSON ELECTRIC CO
filed 2016-08-03
CIK 32604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

______________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common stock of $0.50 par value per share outstanding at July 31, 2016: 643,537,433 shares.

FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
THREE AND NINE MONTHS ENDED JUNE 30, 2015 AND 2016
(Dollars in millions, except per share amounts; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2016	2015	2016
Net sales	$5,503	5,126	16,490	14,767

Costs and expenses:
Cost of sales	3,269	3,032	9,810	8,790
Selling, general and administrative expenses	1,276	1,203	3,999	3,647
Gain on sale of business	—	—	932	—
Other deductions, net	122	102	322	338
Interest expense (net of interest income of $9, $8, $25 and $24, respectively)	40	45	126	137

Earnings before income taxes	796	744	3,165	1,855

Income taxes	222	254	1,083	636

Net earnings	574	490	2,082	1,219

Less: Noncontrolling interests in earnings of subsidiaries	10	11	20	22

Net earnings common stockholders	$564	479	2,062	1,197

Basic earnings per share common stockholders	$0.84	0.74	3.02	1.85

Diluted earnings per share common stockholders	$0.84	0.74	3.01	1.84

Cash dividends per common share	$0.47	0.475	1.41	1.425

See accompanying Notes to Consolidated Financial Statements.

FORM 10-Q

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE AND NINE MONTHS ENDED JUNE 30, 2015 AND 2016
(Dollars in millions; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2016	2015	2016
Net earnings	$574	490	2,082	1,219

Other comprehensive income (loss), net of tax:
Foreign currency translation	189	(9)	(543)	(37)
Pension and postretirement	27	25	83	78
Cash flow hedges	—	3	(23)	14
Total other comprehensive income (loss)	216	19	(483)	55

Comprehensive income	790	509	1,599	1,274

Less: Noncontrolling interests in comprehensive income of subsidiaries	9	12	18	24
Comprehensive income common stockholders	$781	497	1,581	1,250

See accompanying Notes to Consolidated Financial Statements.

FORM 10-Q

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts; unaudited)

	Sept. 30, 2015	June 30, 2016
ASSETS
Current assets
Cash and equivalents	$3,054	3,516
Receivables, less allowances of $128 and $120, respectively	4,319	4,014
Inventories	1,847	1,949
Other current assets	829	741
Total current assets	10,049	10,220

Property, plant and equipment, net	3,585	3,521
Other assets
Goodwill	6,653	6,667
Other intangible assets	1,526	1,411
Other	275	263
Total other assets	8,454	8,341
Total assets	$22,088	22,082

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current maturities of long-term debt	$2,553	3,220
Accounts payable	2,358	2,230
Accrued expenses	2,803	2,797
Income taxes	86	79
Total current liabilities	7,800	8,326

Long-term debt	4,289	4,062

Other liabilities	1,871	1,739

Equity
Common stock, $0.50 par value; authorized, 1,200,000,000 shares; issued, 953,354,012 shares; outstanding, 654,608,521 shares and 643,402,613 shares, respectively	477	477
Additional paid-in-capital	170	200
Retained earnings	21,308	21,583
Accumulated other comprehensive income (loss)	(1,617)	(1,564)
Cost of common stock in treasury, 298,745,491 shares and 309,951,399 shares, respectively	(12,257)	(12,795)
Common stockholders’ equity	8,081	7,901
Noncontrolling interests in subsidiaries	47	54
Total equity	8,128	7,955
Total liabilities and equity	$22,088	22,082

See accompanying Notes to Consolidated Financial Statements.

FORM 10-Q

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2015 AND 2016
(Dollars in millions; unaudited)

	Nine Months Ended June 30,
	2015	2016
Operating activities
Net earnings	$2,082	1,219
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	613	589
Changes in operating working capital	(530)	(35)
Pension funding	(21)	(30)
Gain on divestiture of business, after tax	(528)	—
Income taxes paid on divestiture gain	(360)	—
Other, net	172	181
Net cash provided by operating activities	1,428	1,924

Investing activities
Capital expenditures	(516)	(354)
Purchases of businesses, net of cash and equivalents acquired	(250)	(62)
Divestiture of business	1,399	—
Other, net	(86)	43
Net cash provided by (used by) investing activities	547	(373)

Financing activities
Net increase in short-term borrowings	1,500	692
Proceeds from short-term borrowings greater than three months	2,515	1,174
Payments of short-term borrowings greater than three months	(3,070)	(1,174)
Proceeds from long-term debt	1,000	—
Payments of long-term debt	(504)	(252)
Dividends paid	(960)	(922)
Purchases of common stock	(2,041)	(555)
Other, net	(12)	(13)
Net cash used by financing activities	(1,572)	(1,050)

Effect of exchange rate changes on cash and equivalents	(159)	(39)
Increase in cash and equivalents	244	462
Beginning cash and equivalents	3,149	3,054
Ending cash and equivalents	$3,393	3,516

Changes in operating working capital
Receivables	$473	284
Inventories	(265)	(94)
Other current assets	(177)	(18)
Accounts payable	(287)	(87)
Accrued expenses	(130)	(113)
Income taxes	(144)	(7)
Total changes in operating working capital	$(530)	(35)
See accompanying Notes to Consolidated Financial Statements.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

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

2.	Reconciliations of weighted-average shares for basic and diluted earnings per common share follow (in millions). Earnings allocated to participating securities were inconsequential.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2016	2015	2016
Basic shares outstanding	665.7	642.2	679.3	644.7
Dilutive shares	3.2	3.0	3.3	2.7
Diluted shares outstanding	668.9	645.2	682.6	647.4

3.    Other Financial Information (in millions):

	Sept. 30, 2015	June 30, 2016
Inventories
Finished products	$680	676
Raw materials and work in process	1,167	1,273
Total	$1,847	1,949

Property, plant and equipment, net
Property, plant and equipment, at cost	$8,931	9,115
Less: Accumulated depreciation	5,346	5,594
Total	$3,585	3,521

Goodwill by business segment
Process Management	$2,790	2,802
Industrial Automation	1,031	1,029
Network Power	2,144	2,132
Climate Technologies	492	506
Commercial & Residential Solutions	196	198
Total	$6,653	6,667

The gross carrying amount of goodwill for the Company was $7,313 million and $7,299 million as of June 30, 2016 and September 30, 2015, respectively. Accumulated pretax goodwill impairment losses were $646 million at the end of both periods, all in the Network Power segment.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

	Sept. 30, 2015	June 30, 2016
Accrued expenses include the following
Employee compensation	$597	598
Customer advanced payments	$450	514
Product warranty	$167	169

	Sept. 30, 2015	June 30, 2016
Other liabilities
Pension liabilities	$662	535
Deferred income taxes	408	461
Postretirement liabilities, excluding current portion	199	196
Other	602	547
Total	$1,871	1,739

4.	Following is a discussion regarding the Company’s use of financial instruments:
Hedging Activities – As of June 30, 2016, the notional amount of foreign currency hedge positions was approximately $1.5 billion, and commodity hedge contracts totaled approximately $107 million (primarily 50 million pounds of copper and aluminum). All derivatives receiving deferral accounting are cash flow hedges. The majority of hedging gains and losses deferred as of June 30, 2016 are expected to be recognized over the next 12 months as the underlying forecasted transactions occur. Gains and losses on foreign currency derivatives reported in other deductions, net reflect hedges of balance sheet exposures that do not receive deferral accounting. The following gains and losses are included in earnings and other comprehensive income (OCI) for the three and nine months ended June 30, 2016 and 2015 (in millions):

		Into Earnings				Into OCI
		3rd Quarter		Nine Months		3rd Quarter		Nine Months
Gains (Losses)	Location	2015	2016	2015	2016	2015	2016	2015	2016
Commodity	Cost of sales	$(6)	(10)	(16)	(30)	(7)	—	(26)	(10)
Foreign currency	Sales, cost of sales	(3)	(12)	(3)	(27)	(2)	(18)	(29)	(25)
Foreign currency	Other deductions, net	(2)	(9)	12	(16)
Total		$(11)	(31)	(7)	(73)	(9)	(18)	(55)	(35)
Regardless of whether derivatives receive deferral accounting, the Company expects hedging gains or losses to be essentially offset by losses or gains on the related underlying exposures. The amounts ultimately recognized will differ from those presented above for open positions, which remain subject to ongoing market price fluctuations until settlement. Derivatives receiving deferral accounting are highly effective and no amounts were excluded from the assessment of hedge effectiveness. Hedge ineffectiveness was immaterial for the three and nine months ended June 30, 2016 and 2015.
Fair Value Measurement – Valuations for all derivatives and the Company's long-term debt fall within Level 2 of the GAAP valuation hierarchy. As of June 30, 2016, the fair value of long-term debt was $4,826 million, which exceeded the carrying value by $497 million. At June 30, 2016, the fair values of commodity contracts and foreign currency contracts were reported in other current assets and accrued expenses. Valuations of derivative contract positions are summarized below (in millions):

	September 30, 2015		June 30, 2016
	Assets	Liabilities	Assets	Liabilities
Foreign Currency	$30	65	8	46
Commodity	$—	29	1	10

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Counterparties to derivatives arrangements are companies with investment-grade credit ratings. The Company has bilateral collateral arrangements with counterparties with credit rating-based posting thresholds that vary depending on the arrangement. If credit ratings on the Company's debt fall below preestablished levels, counterparties can require immediate full collateralization of all derivatives in net liability positions. The maximum amount that could have potentially been required was $49 million. The Company also can demand full collateralization of derivatives in net asset positions should any counterparty credit ratings fall below certain thresholds. No collateral was posted with counterparties and none was held by the Company as of June 30, 2016.

5.	The change in equity for the first nine months of 2016 is shown below (in millions):

	Common Stockholders' Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance at September 30, 2015	$8,081	47	8,128
Net earnings	1,197	22	1,219
Other comprehensive income (loss)	53	2	55
Cash dividends	(922)	(17)	(939)
Net purchases of common stock	(508)	—	(508)
Balance at June 30, 2016	$7,901	54	7,955

6.	Activity in accumulated other comprehensive income (loss) for the three and nine months ended June 30, 2016 and 2015 is shown below (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2016	2015	2016
Foreign currency translation
Beginning balance	$(560)	(651)	171	(622)
Other comprehensive income (loss)	190	(10)	(541)	(39)
Ending balance	(370)	(661)	(370)	(661)

Pension and postretirement
Beginning balance	(690)	(899)	(746)	(952)
Amortization of deferred actuarial losses into earnings	27	25	83	78
Ending balance	(663)	(874)	(663)	(874)

Cash flow hedges
Beginning balance	(23)	(32)	—	(43)
Deferral of gains (losses) arising during the period	(6)	(11)	(35)	(22)
Reclassification of realized (gains) losses to sales and cost of sales	6	14	12	36
Ending balance	(23)	(29)	(23)	(29)

Accumulated other comprehensive income (loss)	$(1,056)	(1,564)	(1,056)	(1,564)

Activity above is shown net of income taxes for the three and nine months ended June 30, 2016 and 2015, respectively, as follows: amortization of pension and postretirement deferred actuarial losses: $(15), $(16), $(43) and $(46); deferral of cash flow hedging gains (losses): $7, $3, $13 and $20; reclassification of realized cash flow hedging (gains) losses: $(8), $(3), $(21) and $(7).

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

7.	Total periodic pension and postretirement expense is summarized below (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2016	2015	2016
Service cost	$27	22	81	67
Interest cost	60	50	181	149
Expected return on plan assets	(92)	(88)	(276)	(264)
Net amortization	43	40	128	121
Total	$38	24	114	73

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

8.	Other deductions, net are summarized below (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2016	2015	2016
Amortization of intangibles	$52	46	160	143
Rationalization of operations	36	15	89	43
Separation costs	—	28	—	83
Other	34	13	73	69
Total	$122	102	322	338

Separation costs relate to the planned portfolio repositioning actions. See Note 11. The decrease in Other for the third quarter reflects an $18 million gain on payments received related to dumping duties collected by U.S. Customs from 2006 through 2010, but not distributed to affected domestic producers until resolution of certain legal challenges to the U.S. Continued Dumping and Subsidy Offset Act.

9.
Rationalization of operations expense reflects costs associated with the Company’s ongoing efforts to improve operational efficiency and deploy assets globally in order to remain competitive on a worldwide basis. The Company expects full year 2016 rationalization expense to be in the range of $90 to $100 million. This includes $43 million incurred to date, as well as costs to complete actions initiated before the end of the third quarter and actions anticipated to be approved and initiated during the remainder of the year. Costs for the three and nine months ended June 30, 2016 largely relate to restructuring of the global cost structure consistent with the current level of economic activity, as well as the redeployment of resources for future growth.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Rationalization of operations expense by segment is provided below (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2016	2015	2016
Process Management	$12	7	37	20
Industrial Automation	4	5	8	9
Network Power	17	(1)	31	5
Climate Technologies	2	1	8	4
Commercial & Residential Solutions	1	—	5	2
Corporate	—	3	—	3
Total	$36	15	89	43

Details of the change in the liability for rationalization during the nine months ended June 30, 2016 follow (in millions):

	Sept. 30, 2015	Expense	Paid/Utilized	June 30, 2016
Severance and benefits	$105	23	88	40
Lease and other contract terminations	1	2	2	1
Vacant facility and other shutdown costs	3	6	8	1
Start-up and moving costs	3	12	13	2
Total	$112	43	111	44

10.	Summarized information about the Company's results of operations by business segment follows (in millions):

	Three Months Ended June 30,				Nine Months Ended June 30,
	Sales		Earnings		Sales		Earnings
	2015	2016	2015	2016	2015	2016	2015	2016
Process Management	$2,084	1,804	373	271	6,225	5,438	1,064	807
Industrial Automation	990	883	156	130	3,176	2,561	464	341
Network Power	1,028	1,111	37	101	3,210	3,180	150	268
Climate Technologies	1,125	1,102	222	247	3,007	2,884	518	544
Commercial & Residential Solutions	477	400	98	97	1,422	1,186	292	274
	5,704	5,300	886	846	17,040	15,249	2,488	2,234
Differences in accounting methods			54	59			165	172
Corporate and other			(104)	(116)			638	(414)
Eliminations/Interest	(201)	(174)	(40)	(45)	(550)	(482)	(126)	(137)
Total	$5,503	5,126	796	744	16,490	14,767	3,165	1,855

Industrial Automation intersegment sales for the quarters ended June 30, 2016 and 2015 were $160 million and $184 million, respectively, and year-to-date $440 million and $496 million. Corporate and other for the third quarter of 2016 includes separation costs of $28 million and an $18 million gain on payments received related to dumping duties. The year-to-date change includes separation costs of $83 million, higher incentive stock compensation of $68 million primarily due to an increasing stock price in the current year compared with a decreasing price in the prior year, and overlap of awards, and a $932 million gain on the power transmission solutions divestiture in 2015. See Note 11.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

11.
The Company previously announced plans to divest its network power systems business through a spinoff to shareholders or sale, and that it was exploring strategic alternatives, including potential sale, of its power generation, motors and drives businesses. The Company entered into an agreement as of July 29, 2016 to sell its network power systems business for $4.0 billion in cash, subject to certain post-closing adjustments, and will retain a subordinated interest in distributions, contingent upon the equity holders first receiving a threshold return on their initial investment. This business had 2015 sales of $4.4 billion and pretax earnings of $255 million, and comprises the Network Power segment. The network power systems business provides mission-critical infrastructure products and solutions and life cycle management services for vital applications in data centers, communication networks, and commercial/industrial environments. Also, on July 30, 2016, the Company entered into an agreement to sell its power generation, motors and drives businesses for a value of $1.2 billion, representing cash plus assumption of certain postretirement liabilities by the buyer, subject to certain post-closing adjustments. These businesses, which are reported in the Industrial Automation segment, had 2015 sales of $1.7 billion and pretax earnings of $105 million, and provide low, medium and high voltage alternators and other power generation equipment and commercial and industrial motors and drives, which are used in a wide variety of manufacturing and industrial applications. The transactions are expected to close by the end of calendar year 2016 subject to customary regulatory approvals. These businesses will be reflected as held-for-sale in the full-year fiscal 2016 financial statements, and sales and earnings will be reported in discontinued operations. Combined, the Company preliminarily expects to recognize a pretax gain of $450 million to $550 million and an after-tax loss of $50 to $150 million ($0.08 to $0.23 per share). Approximately $100 million ($0.15 per share) of the combined loss is expected to be recognized in the fourth quarter of fiscal 2016 related to the sale of the power generation, motors and drives businesses. In addition, the Company may incur U.S. tax costs of approximately $200 million ($0.30 per share) for repatriation of approximately $1.5 billion of proceeds expected to be received offshore in connection with the sale transactions. The Company will make a decision regarding repatriation when the transactions are completed.

The Company currently estimates it will incur total separation costs in 2016 related to these transactions of approximately $200 to $250 million ($0.30 to $0.38 per share) for income taxes related to reorganizing the ownership structures of these businesses, and legal, consulting, investment banking and other costs. In the third quarter of 2016, the Company incurred separation costs of $37 million, or $0.06 per share, which consists of income tax expense of $13 million and other costs of $28 million ($24 million after-tax). Year-to-date separation costs were $115 million, or $0.18 per share, comprised of income tax expense of $41 million and other costs of $83 million ($74 million after-tax).

During 2016, the Company completed four acquisitions, three in Process Management's final control and measurement devices businesses and one in Climate Technologies, which had combined annualized sales of approximately $28 million. Total cash paid for all businesses was $62 million, net of cash acquired. The Company recognized goodwill of $30 million ($26 million of which is expected to be tax deductible) and other intangible assets of $23 million, primarily customer relationships and intellectual property with a weighted-average life of approximately 10 years.

In the second quarter of 2015, the Company sold its power transmission solutions business to Regal Beloit Corporation for $1.4 billion and recognized a pretax gain of $932 million ($528 million after-tax, $0.77 per share).

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Items 2 and 3.

Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
Third quarter sales were $5,126 million, down 7 percent. Underlying sales decreased 5 percent reflecting the continuation of challenging conditions in key served markets and global economic uncertainty. Depressed spending by global oil and gas customers and weakness in industrial capital spending continued, while emerging market demand remained under pressure. Net earnings common stockholders were $479 million, down 15 percent, and diluted earnings per share were $0.74, down 12 percent. Adjusted earnings per share were $0.80, down 5 percent, excluding separation costs related to the planned portfolio repositioning actions of $0.06 per share.
As part of its strategic repositioning actions, the Company entered into an agreement as of July 29, 2016 to sell its network power systems business, and on July 30, 2016, entered into an agreement to sell its power generation, motors and drives businesses. See Note 11.
RESULTS OF OPERATIONS

Following is an analysis of the Company’s operating results for the third quarter ended June 30, 2016, compared with the third quarter ended June 30, 2015.

Three Months Ended June 30	2015	2016	Change
(dollars in millions, except per share amounts)

Net sales	$5,503	5,126	(7)%
Gross profit	$2,234	2,094	(6)%
Percent of sales	40.6%	40.8%

SG&A	$1,276	1,203
Percent of sales	23.2%	23.4%
Other deductions, net	$122	102
Interest expense, net	$40	45

Earnings before income taxes	$796	744	(7)%
Percent of sales	14.5%	14.5%
Net earnings common stockholders	$564	479	(15)%
Percent of sales	10.3%	9.3%

Diluted earnings per share	$0.84	0.74	(12)%
Adjusted earnings per share	$0.84	0.80	(5)%

Net sales for the third quarter of 2016 were $5,126 million, a decrease of $377 million, or 7 percent compared with $5,503 million in 2015. Underlying sales decreased 5 percent ($253 million) on 4 percent lower volume and 1 percent lower price. Foreign currency translation subtracted 1 percent ($66 million) and a divestiture, net of acquisitions subtracted 1 percent ($58 million). Underlying sales decreased 2 percent in the U.S. and 7 percent internationally. Europe was flat, Asia was down 8 percent (China down 6 percent), Latin America was down 6 percent, Canada was down 20 percent and Middle East/Africa was down 17 percent. Sales decreased $280 million in Process Management and $107 million in Industrial Automation, reflecting reduced levels of operational and capital spending by global oil and gas customers, and persistently lower industrial capital spending. Commercial & Residential Solutions sales decreased $77 million due to a prior year divestiture. Sales in Climate Technologies decreased $23 million, while Network Power sales increased $83 million.

Cost of sales for the third quarter of 2016 were $3,032 million, a decrease of $237 million compared with $3,269 million in 2015 primarily due to reduced sales volume, foreign currency translation and a prior year divestiture. Gross profit margin of 40.8 percent increased 0.2 percentage points compared with 40.6 percent in 2015 due to savings from cost reduction and containment actions. Volume deleverage and unfavorable mix partially offset the increase.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Selling, general and administrative (SG&A) expenses of $1,203 million decreased $73 million compared with the prior year primarily due to savings from cost reduction actions and a prior year divestiture. SG&A as a percent of sales of 23.4 percent in 2016 increased 0.2 percentage points reflecting deleverage on the lower volume.

Other deductions, net were $102 million in 2016, a decrease of $20 million primarily due to reduced rationalization expense of $21 million and an $18 million gain on payments received related to dumping duties. Separation costs of $28 million partially offset the decrease. See Note 8.

Pretax earnings of $744 million decreased $52 million, or 7 percent. The separation costs related to the planned portfolio repositioning reduced pretax earnings comparisons by 4 percentage points. Earnings decreased $102 million in Process Management and $26 million in Industrial Automation, and increased $64 million in Network Power and $25 million in Climate Technologies. See the following Business Segments discussion.

Income taxes were $254 million for 2016 and $222 million for 2015, resulting in effective tax rates of 34 percent and 28 percent, respectively. Separation costs related to the planned portfolio repositioning actions had a 2 percentage point unfavorable impact on the 2016 effective rate. The effective tax rate for full year 2016 is estimated at 31 percent before these costs, which are expected to increase the estimated rate to 35 to 36 percent, or 4 to 5 percentage points.

Net earnings common stockholders in 2016 were $479 million, down 15 percent, compared with $564 million in the prior year, and earnings per share were $0.74, down 12 percent compared with $0.84 in 2015. Net earnings were $516 million, down 8 percent and earnings per share were $0.80, down 5 percent, excluding $37 million ($0.06 per share) of separation costs related to the planned portfolio repositioning actions. The separation costs reduced both net earnings and earnings per share comparisons by 7 percentage points.

BUSINESS SEGMENTS
Following is an analysis of operating results for the Company’s business segments for the third quarter ended June 30, 2016, compared with the third quarter ended June 30, 2015. The Company defines segment earnings as earnings before interest and taxes.

Process Management

Three Months Ended June 30	2015	2016	Change
(dollars in millions)

Sales	$2,084	1,804	(13)%
Earnings	$373	271	(27)%
Margin	17.9%	15.0%

Process Management sales were $1.8 billion in the third quarter, a decrease of $280 million, or 13 percent. Underlying sales decreased 13 percent ($260 million) on 12 percent lower volume and 1 percent lower price, as spending in the energy sector remains depressed as customers evaluate the stability of oil and gas prices. Foreign currency translation had a 1 percent ($34 million) unfavorable impact while acquisitions added 1 percent ($14 million). The measurement devices, final control and systems and solutions businesses were all down. Underlying sales decreased 10 percent in the U.S., were flat in Europe and decreased 16 percent in Asia (China down 22 percent). Sales were down 14 percent in Latin America, 35 percent in Canada and 21 percent in Middle East/Africa. Earnings decreased $102 million and margin declined 2.9 percentage points due to a sharp volume reduction, deleverage and unfavorable mix, partially offset by savings from cost reduction actions. Materials cost containment offset lower pricing. Fourth quarter sales growth is expected to be negative, in line with third quarter results, as oil and gas markets, particularly North America, are expected to remain challenging into fiscal 2017.

Industrial Automation

Three Months Ended June 30	2015	2016	Change
(dollars in millions)

Sales	$990	883	(11)%
Earnings	$156	130	(17)%
Margin	15.8%	14.7%

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Industrial Automation sales were $883 million in the third quarter, a decrease of $107 million, or 11 percent. Underlying sales were down 11 percent ($105 million) on 9 percent lower volume and 2 percent lower price, reflecting continued weakness in industrial spending and upstream oil and gas markets. Foreign currency translation deducted $2 million. Sales decreased in the power generation and motors and electrical distribution businesses from exposure to oil and gas markets. The drives business increased modestly, while the hermetic motors and fluid automation businesses declined. Underlying sales were down 13 percent in the U.S., up 1 percent in Europe and down 14 percent in Asia. Sales decreased 20 percent in Latin America, 5 percent in Canada and 38 percent in Middle East/Africa. Earnings decreased $26 million and margin decreased 1.1 percentage points due to lower volume and resulting deleverage, partially offset by cost reduction savings. Materials cost containment offset lower pricing. Fourth quarter results are expected to improve on forecasts for mixed demand among the businesses. On July 30, 2016, the Company entered into an agreement to sell its power generation, motors and drives businesses. See Note 11.

Network Power

Three Months Ended June 30	2015	2016	Change
(dollars in millions)

Sales	$1,028	1,111	8%
Earnings	$37	101	173%
Margin	3.6%	9.1%

Network Power sales were $1.1 billion in the third quarter, an increase of $83 million, or 8 percent. Underlying sales were up 10 percent ($104 million) on 11 percent higher volume, slightly offset by 1 percent lower price, while foreign currency translation deducted 2 percent ($21 million). Global telecommunications power products had robust growth on strength in North America and China, partially offset by a decrease in Europe. Data center products were up moderately on strong growth in uninterruptible power supplies, thermal management and power switching, partially offset by a decline in infrastructure management due to a large project in the prior year. Underlying sales were up 16 percent in the U.S., down 6 percent in Europe and up 13 percent in Asia (China up 26 percent). Sales increased 12 percent in Latin America and 9 percent in both Canada and Middle East/Africa. Earnings increased $64 million and margin improved 5.5 percentage points reflecting higher volume and resulting leverage, savings from cost reduction actions and lower rationalization expense of $18 million. Materials cost containment offset lower pricing. Benefits from restructuring actions and new product programs support the expectation of continued margin improvement in the fourth quarter. The Company entered into an agreement as of July 29, 2016 to sell its network power systems business. See Note 11.

Climate Technologies

Three Months Ended June 30	2015	2016	Change
(dollars in millions)

Sales	$1,125	1,102	(2)%
Earnings	$222	247	11%
Margin	19.7%	22.4%

Climate Technologies sales were $1.1 billion in the third quarter, a decrease of $23 million, or 2 percent. Underlying sales were down 1 percent ($15 million) on lower price. Foreign currency translation deducted 1 percent ($8 million). Global air conditioning sales were down modestly reflecting decreases in Asia, partially offset by growth in the U.S. and Europe. Global refrigeration decreased slightly on softness in Asia, while the U.S. was up slightly. Sales of temperature sensors and solutions decreased. Overall, underlying sales increased 2 percent in the U.S. and 4 percent in Europe, and were down 11 percent in Asia. Sales increased 2 percent in Latin America, and decreased 1 percent in Canada and 6 percent in Middle East/Africa. Earnings increased $25 million and margin increased 2.7 percentage points due to cost reduction and material containment actions, partially offset by lower pricing. The near-term outlook for global demand in air conditioning and refrigeration supports the expectation for modest sales growth in the fourth quarter and establishes a solid pace of business for the start of fiscal 2017.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Commercial & Residential Solutions

Three Months Ended June 30	2015	2016	Change
(dollars in millions)

Sales	$477	400	(16)%
Earnings	$98	97	(1)%
Margin	20.6%	24.4%
Commercial & Residential Solutions sales were $400 million in the third quarter, a decrease of $77 million, or 16 percent as the commercial storage divestiture deducted 15 percent ($72 million). Underlying sales decreased 1 percent ($4 million) on lower volume and foreign currency translation deducted $1 million. Strong sales growth in food waste disposers was driven by favorable conditions in U.S. construction markets, while professional tools declined modestly, reflecting reduced oil and gas related spending. The wet/dry vacuums and residential storage businesses declined moderately. Underlying sales decreased 1 percent in the U.S. and increased 2 percent internationally. Earnings decreased $1 million due to the divestiture which negatively impacted comparisons by $9 million, nearly offset by materials cost containment and savings from cost reduction actions. The margin comparison benefited 1.5 percentage points due to the divestiture. Favorable conditions in U.S. construction markets are expected to support the outlook for modest levels of underlying growth in the fourth quarter and a better start to fiscal 2017.

RESULTS OF OPERATIONS

Following is an analysis of the Company’s operating results for the nine months ended June 30, 2016, compared with the nine months ended June 30, 2015.

Nine Months Ended June 30	2015	2016	Change
(dollars in millions, except per share amounts)

Net sales	$16,490	14,767	(10)%
Gross profit	$6,680	5,977	(11)%
Percent of sales	40.5%	40.5%

SG&A	$3,999	3,647
Percent of sales	24.2%	24.7%
Gain on sale of business	$932	—
Other deductions, net	$322	338
Interest expense, net	$126	137

Earnings before income taxes	$3,165	1,855	(41)%
Percent of sales	19.2%	12.6%
Net earnings common stockholders	$2,062	1,197	(42)%
Percent of sales	12.5%	8.1%

Diluted earnings per share	$3.01	1.84	(39)%
Adjusted earnings per share	$2.24	2.02	(10)%

Net sales for the first nine months of 2016 were $14,767 million, a decrease of $1,723 million, or 10 percent compared with $16,490 million in 2015. Underlying sales were down 6 percent ($963 million) on 5 percent lower volume and 1 percent lower price. Foreign currency translation deducted 2 percent ($407 million) and divestitures, net of acquisitions subtracted 2 percent ($353 million). Underlying sales decreased 5 percent in the U.S. and 7 percent internationally, as Europe was flat, Asia decreased 8 percent (China down 11 percent) and Latin America was down 10 percent. Canada decreased 19 percent and Middle East/Africa was down 13 percent. Process Management sales were down $787 million reflecting spending reductions from oil and gas customers. Sales for Industrial Automation were down $615 million ($189 million due to the power transmission solutions divestiture) and Climate Technologies decreased $123 million. Commercial & Residential Solutions sales decreased $236 million largely due to a prior year divestiture, while sales for Network Power were down $30 million.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Cost of sales for 2016 were $8,790 million, a decrease of $1,020 million versus $9,810 million in 2015, primarily due to reduced sales volume, the impact of foreign currency translation and prior year divestitures. Gross profit margin was 40.5 percent in both 2016 and 2015, as savings from cost reduction and containment actions were offset by deleverage on lower volume and unfavorable mix.

SG&A expenses of $3,647 million decreased $352 million compared with the prior year primarily due to savings from cost reduction actions, the impact of foreign currency translation and prior year divestitures. SG&A as a percent of sales of 24.7 percent increased 0.5 percent, reflecting deleverage on lower sales volume and higher incentive compensation of $68 million, primarily due to changes in the stock price and overlap of awards.

In the second quarter of 2015, the Company sold its power transmission solutions business and recorded a pretax gain of $932 million ($528 million after-tax, $0.77 per share).

Other deductions, net were $338 million in 2016, an increase of $16 million primarily due to separation costs of $83 million, partially offset by lower rationalization expense of $46 million and the $18 million dumping duties gain. See Note 8.

Pretax earnings of $1,855 million decreased $1,310 million, or 41 percent largely due to the divestiture gain in 2015 and separation costs related to the planned portfolio repositioning in 2016. Combined, these items reduced pretax earnings comparisons by 28 percentage points. Earnings decreased $257 million in Process Management and $123 million in Industrial Automation. Earnings increased $118 million in Network Power and $26 million in Climate Technologies. See the Business Segments discussion that follows.

Income taxes were $636 million for 2016 and $1,083 million for 2015, resulting in an effective tax rate of 34 percent for both periods. Separation costs related to the planned portfolio repositioning actions had a 3 percentage point unfavorable impact on the 2016 effective rate. The 2015 effective tax rate included a 4 percentage point unfavorable impact from the power transmission solutions divestiture.

Net earnings common stockholders for 2016 were $1,197 million, down 42 percent, compared with $2,062 million in the prior year, and earnings per share were $1.84, down 39 percent, compared with $3.01 in 2015. Net earnings were $1,312 million, down 14 percent, compared with $1,534 million in the prior year, and earnings per share were $2.02, down 10 percent, compared with $2.24 per share in 2015, excluding $115 million ($0.18 per share) of separation costs related to the planned portfolio repositioning actions in 2016 and the divestiture gain of $528 million ($0.77 per share) in 2015. Combined, these items reduced net earnings and earnings per share comparisons by 28 and 29 percentage points, respectively.

BUSINESS SEGMENTS
Following is an analysis of operating results for the Company’s business segments for the nine months ended June 30, 2016, compared with the nine months ended June 30, 2015. The Company defines segment earnings as earnings before interest and taxes.

Process Management

Nine Months Ended June 30	2015	2016	Change
(dollars in millions)

Sales	$6,225	5,438	(13)%
Earnings	$1,064	807	(24)%
Margin	17.1%	14.8%

Process Management sales were $5.4 billion for the first nine months of 2016, a decrease of $787 million, or 13 percent. Underlying sales decreased 11 percent ($662 million) on 10 percent lower volume and 1 percent lower price, as global oil and gas customers curtailed spending levels in a difficult environment. Foreign currency translation deducted 3 percent ($171 million) and acquisitions added 1 percent ($46 million). The final control, measurement devices and systems and solutions businesses were all down. Underlying sales decreased 9 percent in the U.S., were up 1 percent in Europe and decreased 14 percent in Asia (China down 20 percent). Sales were down 15 percent in Latin America, 29 percent in Canada and 18 percent in Middle East/Africa. Earnings decreased $257 million and margin decreased 2.3 percentage points due to lower volume, deleverage and unfavorable mix,

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

partially offset by savings from cost reduction actions and lower rationalization expense of $17 million. Results also reflect unfavorable foreign currency transactions of $53 million, partially offset by a favorable comparison from litigation costs of $20 million in 2015.

Industrial Automation

Nine Months Ended June 30	2015	2016	Change
(dollars in millions)

Sales	$3,176	2,561	(19)%
Earnings	$464	341	(27)%
Margin	14.6%	13.3%

Industrial Automation sales were $2.6 billion for the first nine months of 2016, a decrease of $615 million, or 19 percent. Underlying sales decreased 12 percent ($350 million) on 10 percent lower volume and 2 percent lower price, due to weakness in industrial spending and upstream oil and gas markets. The power transmission solutions divestiture deducted 5 percent ($189 million) and foreign currency translation deducted 2 percent ($76 million). Sales decreased in all businesses led by power generation and motors, electrical distribution and fluid automation. Underlying sales decreased 17 percent in the U.S., 2 percent in Europe and 12 percent in Asia. Sales were down 16 percent in Latin America, 14 percent in Canada and 21 percent in Middle East/Africa. Earnings decreased $123 million and margin declined 1.3 percentage points due to lower volume, deleverage and unfavorable mix. Materials cost containment more than offset lower pricing. The divestiture negatively impacted earnings comparisons by $19 million.
Network Power

Nine Months Ended June 30	2015	2016	Change
(dollars in millions)

Sales	$3,210	3,180	(1)%
Earnings	$150	268	79%
Margin	4.7%	8.4%

Network Power sales were $3.2 billion for the first nine months of 2016, a decrease of $30 million, or 1 percent. Underlying sales increased 2 percent ($77 million) on 3 percent higher volume, partially offset by 1 percent lower price, while foreign currency translation deducted 3 percent ($107 million). Global telecommunications power product sales were up moderately on growth in North America and Europe, partially offset by a decrease in Asia. Data center products decreased, particularly in infrastructure management and thermal management, partially offset by an increase in uninterruptible power supplies. The decreases largely reflect the stronger U.S. dollar. Underlying sales were up 4 percent in the U.S., down 2 percent in Europe, and up 4 percent Asia. Sales decreased 1 percent in Latin America and 4 percent in Middle East/Africa, and increased 1 percent in Canada. Earnings increased $118 million and margin improved 3.7 percentage points reflecting savings from cost reduction actions and lower rationalization expense of $26 million. Materials cost containment offset lower pricing. Results also include favorable foreign currency transactions of $8 million compared with 2015.

Climate Technologies

Nine Months Ended June 30	2015	2016	Change
(dollars in millions)

Sales	$3,007	2,884	(4)%
Earnings	$518	544	5%
Margin	17.2%	18.9%

Climate Technologies sales were $2.9 billion for the first nine months of 2016, a decrease of $123 million, or 4 percent. Underlying sales decreased 3 percent ($80 million) on lower volume and price, while foreign currency translation deducted 1 percent ($43 million). Global air conditioning sales were down due to decreases in the U.S., Europe and Asia. Global refrigeration sales were flat as growth in the U.S. and Europe was offset by softness in

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Asia. Sales of temperature controls, sensors and solutions also decreased. Overall, underlying sales were down 1 percent in the U.S., up 3 percent in Europe and down 10 percent in Asia (China down 14 percent). Sales decreased 5 percent in Latin America, and increased 4 percent in Middle East/Africa and 3 percent in Canada. Earnings increased $26 million and margin increased 1.7 percentage point due to materials cost containment and savings from cost reduction actions, partially offset by higher warranty costs and lower price.

Commercial & Residential Solutions

Nine Months Ended June 30	2015	2016	Change
(dollars in millions)

Sales	$1,422	1,186	(17)%
Earnings	$292	274	(6)%
Margin	20.5%	23.1%
Commercial & Residential Solutions sales were $1.2 billion for the first nine months of 2016, a decrease of $236 million, or 17 percent. Underlying sales were flat (down $5 million), while foreign currency translation deducted 1 percent ($10 million) and the commercial storage divestiture deducted 16 percent ($221 million). Food waste disposers had solid growth and wet/dry vacuums were up slightly. The professional tools and storage businesses declined moderately. Underlying sales were flat in the U.S. and internationally. Earnings decreased $18 million, which reflects the impact of the divestiture, partially offset by cost reduction and material containment actions. The margin comparison benefited 1.4 percentage points due to the divestiture.

FINANCIAL CONDITION

Key elements of the Company's financial condition for the nine months ended June 30, 2016 as compared to the year ended September 30, 2015 follow.

	Sept. 30, 2015		June 30, 2016
Working capital (in millions)	$2,249		1,894
Current ratio	1.3		1.2
Total debt-to-total capital	45.8%		48.0%
Net debt-to-net capital	31.3%		32.3%
Interest coverage ratio	21.8	X	12.5X
The Company's interest coverage ratio (earnings before income taxes plus interest expense, divided by interest expense) of 12.5X for the first nine months of 2016 compares to 22.0X for the first nine months of 2015. The decrease reflects lower pretax earnings due to the divestiture gain in the prior year and lower operational earnings in the current year.
Cash provided by operating activities of $1,924 million increased $496 million compared with $1,428 million in the prior year as lower working capital investment more than offset lower earnings, while comparisons also benefited from income taxes of $360 million paid in the prior year on the divestiture gain. In addition, cash flow was reduced by payments of $113 million in 2016 for separation costs related to the portfolio repositioning actions. Operating cash flow funded capital expenditures of $354 million, dividends of $922 million and payments on long-term debt of $252 million. Common stock purchases of $555 million were supported by short-term borrowings. Free cash flow of $1,570 million (operating cash flow of $1,924 million less capital expenditures of $354 million) increased $658 million, due to higher operating cash flow and lower capital expenditures in 2016. Free cash flow was $912 million in 2015 (operating cash flow of $1,428 million less capital expenditures of $516 million).
Emerson's financial structure provides the flexibility necessary to achieve its strategic objectives. The Company has been able to readily meet all its funding requirements and believes that sufficient funds will be available to meet the Company’s needs in the foreseeable future through ongoing operations, existing resources, short- and long-term debt capacity or backup credit lines. These resources enable Emerson to reinvest for growth in existing businesses, pursue strategic acquisitions and manage its liquidity and capital structure on a short- and long-term basis. The agreements to sell the network power systems business, and the power generation, motors and drives businesses are expected to strengthen the Company’s balance sheet and provide increased financial flexibility, but will eliminate the cash flows of these businesses. See Note 11.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

FISCAL 2016 OUTLOOK
The third quarter results continued to reflect the low-growth global environment facing the Company’s businesses. Oil and gas served markets in particular have remained at significantly depressed spending levels with no expectation for recovery until the second half of 2017. The second and third quarter improvement in order rates that the Company had expected at our February investor conference did not materialize. Based on recent trends, it appears that underlying orders and sales have bottomed in a range of negative 4.5 to 5 percent. Considering these tough market conditions, the Company now expects fiscal year 2016 underlying sales to be down 5 to 6 percent excluding negative currency translation and an impact from completed divestitures of approximately 2 percent each. Reported sales are expected to be down 9 to 10 percent. Adjusted earnings per share are expected to be $2.90 to $3.00, which excludes estimated separation costs of $200 to $250 million ($0.30 to $0.38 per share), and also a loss of approximately $100 million ($0.15 per share) related to the sale of the power generation, motors and drives businesses. Reported earnings per share are expected to be $2.37 to $2.55 including these costs.

The outlook contained herein reflects the Company’s expectations for its consolidated results, including the full year results for the businesses that are the subject of the portfolio repositioning actions, and does not include any gains or losses related to the ultimate disposition of these businesses, except as otherwise set forth herein. See Note 11.
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

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In November 2015, the Board of Directors authorized the purchase of up to 70 million shares, and 64.4 million shares remain available. No shares were purchased in the third quarter of 2016.

Item 6. Exhibits

(a) Exhibits (Listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

12	Ratio of Earnings to Fixed Charges.

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

101
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the three and nine months ended June 30, 2015 and 2016, (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2015 and 2016, (iii) Consolidated Balance Sheets as of September 30, 2015 and June 30, 2016, (iv) Consolidated Statements of Cash Flows for the nine months ended June 30, 2015 and 2016, and (v) Notes to Consolidated Financial Statements for the three and nine months ended June 30, 2016.

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
August 3, 2016

INDEX TO EXHIBITS

Exhibit No.	Exhibit

12	Ratio of Earnings to Fixed Charges.

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

101
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the three and nine months ended June 30, 2015 and 2016, (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2015 and 2016, (iii) Consolidated Balance Sheets as of September 30, 2015 and June 30, 2016, (iv) Consolidated Statements of Cash Flows for the nine months ended June 30, 2015 and 2016, and (v) Notes to Consolidated Financial Statements for the three and nine months ended June 30, 2016.