Form 10-K
period 2016-09-30
EMERSON ELECTRIC CO
filed 2016-11-16
CIK 32604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended September 30, 2016

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

Aggregate market value of the voting stock held by nonaffiliates of the registrant as of close of business on
March 31, 2016: $34.8 billion.

Common stock outstanding at October 31, 2016: 642,776,971 shares.

Documents Incorporated by Reference

1.	Portions of Emerson Electric Co. Notice of 2017 Annual Meeting of Stockholders and Proxy Statement incorporated by reference into Part III hereof.

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

As a result of the Company's strategic portfolio repositioning actions further described herein, the network power systems business, which comprised the former Network Power segment, and the power generation, motors and drives businesses, which were part of the Industrial Automation segment, are reported as discontinued operations in the Consolidated Financial Statements for all years presented. The Company's business segments described below are based on the nature of the products and services rendered:

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

In fiscal 2017, the Company expects to realign its business segments. The new Automation Solutions segment will include the current Process Management segment and the remaining businesses in the existing Industrial Automation segment, except for the hermetic motors business which will be included in the Climate Technologies segment. The Commercial & Residential Solutions business will include the Climate Technologies segment and the Tools & Home Products segment. Tools & Home Products will include the existing Commercial & Residential Solutions businesses.
Sales, earnings before interest and income taxes, and total assets attributable to each business segment for the three years ended September 30, 2016, are set forth in Item 8 of this Annual Report on Form 10-K in Note 18 of Notes to Consolidated Financial Statements, which note is hereby incorporated by reference. Sales by segment in 2016, as a percentage of the total Company, were: Process Management, 49 percent; Industrial Automation, 14 percent; Climate Technologies, 26 percent; and Commercial & Residential Solutions, 11 percent. Total Emerson sales by geographic destination in 2016 were: the United States and Canada, 52 percent; Asia, 20 percent; Europe, 16 percent; Latin America, 6 percent; and Middle East/Africa, 6 percent. Information with respect to acquisition and divestiture activity, including the discontinued businesses, and restructuring costs is set forth in Item 8 of this Annual Report on Form 10-K in Notes 3, 4 and 6 of Notes to Consolidated Financial Statements, which notes are hereby incorporated by reference.

The Company entered into an agreement as of July 29, 2016 to sell its network power systems business, and on July 30, 2016, entered into an agreement to sell its power generation, motors and drives businesses. Additionally, on August 18, 2016, the Company entered into an agreement to acquire Pentair’s Valves & Controls business for approximately $3.15 billion, which will complement Process Management’s final control business. These transactions are expected to close by the end of calendar year 2016 or shortly thereafter, subject to customary closing conditions and regulatory approvals. See Item 1A - "Risk Factors,” Item 7 - "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Notes 3 and 4 of Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K, which notes are hereby incorporated by reference.

PROCESS MANAGEMENT

The Process Management segment offers customers products and technology, and engineering, project management and consulting services for precision measurement, control, monitoring, asset optimization, and safety and reliability of oil and gas reservoirs and plants that process or treat various items.  The Company’s array of products and services helps customers optimize their plant capabilities in the areas of plant safety and reliability, product quality and output efficiency. Significant end markets served include oil and gas, refining, chemicals and power generation, as well as pharmaceuticals, food and beverages, pulp and paper, metals and mining, and municipal water supplies. Sales by geographic destination in 2016 for Process Management were: the United States and Canada, 42 percent; Asia, 23 percent; Europe, 19 percent; Latin America, 6 percent; and Middle East/Africa, 10 percent.

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

INDUSTRIAL AUTOMATION

The Industrial Automation segment provides integrated manufacturing solutions to its customers at the source of manufacturing their own products. Products include fluid controls, electrical distribution devices, materials joining equipment and hermetic motors. Through these offerings, the Company brings technology and enhanced quality to its customers' final products. Sales by geographic destination in 2016 for Industrial Automation were: the United States and Canada, 51 percent; Asia, 20 percent; Europe, 22 percent; Latin America, 4 percent; and Middle East/Africa, 3 percent.

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

Hermetic Motors

The Company provides a broad range of hermetic motors that are used in a wide variety of commercial, industrial and residential HVAC products and applications.

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

Brands

Service/trademarks and trade names within Industrial Automation include Emerson Industrial Automation, Appleton, ASCO, ASCO Joucomatic, ASCO Numatics, Branson Ultrasonics and O-Z/Gedney.

CLIMATE TECHNOLOGIES

The Climate Technologies segment provides products and services for all areas of the climate control industry, including residential heating and cooling, commercial air conditioning, and commercial and industrial refrigeration. The Company's technologies enable homeowners and businesses to better manage their heating, air conditioning and refrigeration systems for improved control and comfort, and lower energy costs. Climate Technologies also provides services that digitally control and remotely monitor refrigeration units in grocery stores and other food distribution outlets to enhance food freshness and safety. Sales by geographic destination in 2016 for Climate Technologies were: the United States and Canada, 56 percent; Asia, 22 percent; Europe, 10 percent; Latin America, 7 percent; and Middle East/Africa, 5 percent.

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

Services and Solutions

Services and solutions enable global customers to optimize the performance of facilities including large-scale retailers, supermarkets, convenience stores and food service operations. By providing expertise in air conditioning, refrigeration and lighting control, Climate Technologies performs as a complete facility manager for its customers. The Company’s expertise allows customers to reduce energy and maintenance costs, thereby improving overall facility efficiency and uptime. In addition to industry-leading controls, services include facility design and product management, site commissioning, facility monitoring and energy modeling.

Distribution

Climate Technologies segment sales, primarily to original equipment manufacturers and end users, are made predominately through worldwide direct sales forces. Remaining sales are primarily through independent distributor networks throughout the world.

Brands

Service/trademarks and trade names within the Climate Technologies segment include Emerson Climate Technologies, Control Products, Computer Process Controls, Copeland, Design Services Network, Dixell, Emerson Climate Technologies Distribution Services, Emerson Climate Technologies Educational Services, Emerson Climate Technologies Retail Services, Fusite, Therm-O-Disc, Vilter and White-Rodgers.

COMMERCIAL & RESIDENTIAL SOLUTIONS

The Company’s Commercial & Residential Solutions segment includes a broad range of tools, storage products and appliance solutions. Sales by geographic destination in 2016 for this segment were: the United States and Canada, 86 percent; Asia, 4 percent; Europe, 7 percent; Latin America, 2 percent; and Middle East/Africa, 1 percent.

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

DISCONTINUED OPERATIONS

The network power systems business and the power generation, motors and drives businesses are reported as discontinued operations in the Consolidated Financial Statements for all years presented. See Note 4 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Network Power Systems

The network power systems business supplies electric power conditioning, power reliability and environmental control products for telecommunications networks, data centers and other critical applications, and also provides comprehensive data center infrastructure management solutions.

Critical power system products, including automatic transfer switches, load banks, surge protection, paralleling and synchronizing gear, and related control systems, automatically transfer critical application loads from a utility to emergency backup generators in the event of a blackout or brownout. Uninterruptible AC and DC power systems provide reliable, conditioned power to telecommunication networks, data centers and other critical equipment to protect customers’ equipment. Products range from stand-alone desktop solutions to complete systems incorporating rectifiers, inverters, power distribution units, surge protection, batteries and system supervision.

Thermal management equipment provides efficient, reliable and cost-effective management of heat in mission- critical facilities ranging from small network closets and computer rooms to hyperscale-sized data center and communication network sites. Thermal management products include chilled water, direct expansion and evaporative equipment, software and controls.

Data center management solutions are provided through server access technologies that enable access, monitoring and control of the information technology infrastructure and provide linkage with data center operations. Customer Resolution Centers are staffed globally and provide services to assist customers in managing their critical infrastructure, including on-site operations management, energy consumption monitoring, preventive maintenance, electrical testing, remote monitoring and management, and 24-hour service capability.

Power Generation, Motors and Drives

Power generation products include low, medium and high voltage alternators for use in diesel and gas powered generator sets, as well as high frequency alternators, AC motor/generator sets, traction generators, wind power generators, wind turbine pitch control systems and solar photovoltaic converters. A broad line of drives and electric motors are supplied for use in a wide variety of manufacturing operations and products, including production assembly lines, escalators in shopping malls and supermarket checkout stations. Products include alternating current (AC) and direct current (DC) electrical variable speed drives, servo motors, pump motors, drive control systems, integral horsepower motors (1 HP and above), fractional horsepower motors (less than 1 HP) and gear drives.

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

RAW MATERIALS

The Company's major requirements for basic raw materials include steel, copper, cast iron, electronics, rare earth metals, aluminum and brass; and to a lesser extent, plastics and petroleum-based chemicals. The Company seeks to have many sources of supply for each of its major requirements in order to avoid significant dependence on any one or a few suppliers. However, the supply of materials or other items could be disrupted by natural disasters or other events. Despite market price volatility for certain requirements and materials pricing pressures at some of our businesses, the raw materials and various purchased components needed for the Company’s products have generally been available in sufficient quantities.

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

BACKLOG

The Company’s estimated consolidated order backlog was $3,925 million and $4,368 million at September 30, 2016 and 2015, respectively. The vast majority of the consolidated backlog as of September 30, 2016 is expected to be shipped within one year. Estimated backlog by business segment at September 30, 2016 and 2015 follows (dollars in millions).

	2015	2016
Process Management	$3,725	3,291
Industrial Automation	205	173
Climate Technologies	370	406
Commercial & Residential Solutions	68	55
Total Backlog	$4,368	3,925

Backlog of businesses reported in discontinued operations was $1,705 million and $1,618 million at September 30, 2016 and 2015, respectively.

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

RESEARCH AND DEVELOPMENT

Costs associated with Company-sponsored research and development activities for continuing operations were $320 million, $336 million and $356 million in 2016, 2015 and 2014, respectively.

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

EMPLOYEES

The Company and its subsidiaries had an average of approximately 103,500 employees during 2016, of which 29,000 related to discontinued businesses. Management believes that the Company's employee relations are favorable. Some of the Company's employees are represented under collective bargaining agreements, but none of these agreements are considered significant.

DOMESTIC AND FOREIGN OPERATIONS

International sales from continuing operations were $7,582 million in 2016, $8,641 million in 2015 and $9,804 million in 2014, including U.S. exports of $888 million, $1,187 million and $1,288 million in 2016, 2015 and 2014, respectively. There are additional risks attendant to foreign operations, such as possible nationalization of facilities, currency fluctuations and potential restrictions on the movement of funds. See Note 18 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, which note is hereby incorporated by reference, for further information with respect to foreign operations.

INTERNET ACCESS

Emerson's reports on Forms 10-K, 10-Q, 8-K and all amendments to those reports are available without charge through the Company’s website on the internet as soon as reasonably practicable after they are electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (SEC). They may be accessed as follows: www.Emerson.com, Investors, SEC Filings. Information on the Company’s website does not constitute part of this Form 10-K.

The information set forth under Item 1A - "Risk Factors” is hereby incorporated by reference.

ITEM 1A - RISK FACTORS

Investing in our securities involves risks. We may amend or supplement the risk factors described below from time to time by other reports we file with the SEC.

Our Strategic Portfolio Transactions, Including the Planned Sales of Our Network Power Systems Business and Our Power Generation, Motors and Drives Businesses, as Well as the Planned Acquisition of Pentair's Valves & Controls Business, May Not Be Completed Within the Currently Contemplated Time Frame, With the Expected Terms or Costs, and May Not Achieve the Intended Benefits

We make no assurance regarding the terms, timing, costs or benefits anticipated from the strategic portfolio transactions. Unforeseen developments, including possible delays in obtaining various tax, regulatory and other approvals, could delay the proposed transactions, or cause them to occur on terms and conditions that are less favorable, or at a higher cost, than expected.

Further, we may not realize some or all of the anticipated strategic, financial or other benefits of the strategic portfolio transactions. Moreover, after the transactions are completed, the Company will be smaller and less diversified, with a narrower business focus and may be more vulnerable to changing market conditions, which could adversely affect our business.

We Operate in Businesses That Are Subject to Competitive Pressures That Could Affect Prices or Demand for Our Products

Our businesses operate in markets that are highly competitive and potentially volatile, and we compete on the basis of product performance, quality, service and/or price across the industries and markets served. Our businesses are largely dependent on the current and future business environment, including capital and consumer spending. A significant element of our competitive strategy is to deliver solutions to our customers by manufacturing high-quality products at the best relevant global cost. Various companies compete with us in one or more product lines and the number of competitors varies by product line. Some of our competitors have substantially greater sales, assets and financial resources than our Company and we also compete with many smaller companies. Competitive pressures could adversely affect prices or customer demand for our products, impacting our sales or profit margins, and/or resulting in a loss of market share.

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

We Engage in Acquisitions and Divestitures, Which Are Subject to Domestic and Foreign Regulatory Requirements, and May Encounter Difficulties in Integrating and Separating These Businesses and Therefore We May Not Realize the Anticipated Benefits

We regularly seek growth through strategic acquisitions as well as evaluate our portfolio for potential divestitures. These activities require favorable environments to execute these transactions, and we may encounter difficulties in obtaining the necessary regulatory approvals in both domestic and foreign jurisdictions. In 2016 and in past years, we have made various acquisitions and entered into joint venture arrangements intended to complement or expand our business, and may continue to do so in the future. The success of these transactions will depend on our ability to integrate assets and personnel acquired in these transactions and to cooperate with our strategic partners. We may encounter difficulties in integrating acquisitions with our operations as well as separating divested businesses, and in managing strategic investments. Furthermore, we may not realize the degree, or timing, of benefits we anticipate when we first enter into a transaction. Any of the foregoing could adversely affect our business and results of operations.

We Use a Variety of Raw Materials and Components in Our Businesses, and Significant Shortages or Price Increases Could Increase Our Operating Costs and Adversely Impact the Competitive Positions of Our Products

Our major requirements for raw materials include steel, copper, cast iron, electronics, rare earth metals, aluminum, brass and, to a lesser extent, plastics and petroleum-based chemicals. The Company seeks multiple sources of supply for each of its major requirements in order to avoid significant dependence on any one or a few suppliers. However, the supply of materials or other items could be disrupted by natural disasters or other events. Significant shortages or price increases could impact the prices our affected businesses charge, their operating costs and the competitive position of their products and services, which could adversely affect our results of operations. While we monitor market prices of the commodities we require and attempt to reduce price exposure through hedging activities, this risk could adversely affect our operating results.

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

Our manufacturing facilities abroad are dependent on the stability of governments and business conditions and may be more susceptible to changes in laws, policies and regulation in host countries, as well as economic and political upheaval, than our domestic facilities. These facilities face increased risks of nationalization as well as operational disruptions which could cause delays in shipments of products and the loss of sales and customers, and insurance proceeds may not adequately compensate us.

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

Recessions, Adverse Market Conditions or Downturns in End Markets We Serve May Negatively Affect Our Operations

In the past, our operations have been exposed to significant volatility due to changes in general economic conditions, recessions or adverse conditions in the end markets we serve. In the future, similar changes could adversely impact overall sales, operating results and cash flows. Moreover, during economic downturns we may undertake more extensive restructuring actions and incur higher costs. If our restructuring actions are not sufficiently effective, we may not be able to achieve our anticipated operating results. In addition, these factors could lead to impairment charges for goodwill or other long-lived assets.

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

Our Business Success Depends on the Ability to Attract, Develop and Retain Key Personnel

Our success depends in part on the efforts and abilities of our management and key employees. Their skills, experience and industry knowledge significantly benefit our operations and performance. The failure to attract, develop and retain highly qualified personnel could adversely affect our business and operating results.

Security Breaches or Disruptions of Our Information Technology Systems Could Adversely Affect Our Business

The Company utilizes a variety of information technology systems to manage and operate its businesses.  Despite the implementation of extensive security measures (including access controls, data encryption, vulnerability assessments, continuous monitoring, and maintenance of backup and protective systems), the Company’s information technology systems are potentially vulnerable to unauthorized access, computer viruses, cyberattack and other events, ranging from individual attempts to advanced persistent threats. Although considered unlikely, it is possible a security breach could result in theft of trade secrets or other intellectual property or disclosure of confidential customer, supplier or employee information. Should the Company be unable to prevent security breaches, disruptions could have an adverse effect on our operations, as well as expose the Company to litigation, increased cybersecurity protection costs and reputational damage.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

At September 30, 2016, the Company had approximately 205 manufacturing locations worldwide, of which approximately 135 were located outside the United States, primarily in Europe and Asia, and to a lesser extent in Canada and Latin America. Manufacturing locations by business segment are: Process Management, 76; Industrial Automation, 32; Climate Technologies, 33; and Commercial & Residential Solutions, 14. There were approximately 50 manufacturing facilities related to businesses included in discontinued operations at September 30, 2016. The majority of the locations are owned, with the remainder occupied under lease. The Company considers its facilities suitable and adequate for the purposes for which they are used.

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

The information regarding legal proceedings set forth in Item 8 of this Annual Report on Form 10-K in Note 13 of Notes to Consolidated Financial Statements is hereby incorporated by reference.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following sets forth certain information as of November 16, 2016 with respect to the Company's executive officers. The Fiscal Year column indicates the first year the executive served as an officer of the Company. These officers have been elected or appointed to terms which expire February 7, 2017:

Name	Position	Age	Fiscal Year

D. N. Farr	Chairman of the Board and Chief Executive Officer*	61	1985

F. J. Dellaquila	Senior Executive Vice President and Chief Financial Officer	59	1991

E. L. Monser	President	66	2002

E. M. Purvis	Executive Vice President and Chief Operating Officer	59	2003

S. J. Pelch	Executive Vice President - Organization Planning and Development	52	2005

R. T. Sharp	Executive President - Commercial & Residential Solutions	49	2012

M. H. Train	Executive President - Automation Solutions	54	1994

S. Y. Bosco	Senior Vice President, Secretary and General Counsel	58	2005

M. J. Bulanda	Senior Vice President - Acquisition Planning and Development	50	2002

K. Button Bell	Senior Vice President and Chief Marketing Officer	58	1999

R. J. Schlueter	Vice President, Controller and Chief Accounting Officer	62	1992

*Also chairman of the Executive Committee of the Board of Directors.

There are no family relationships among any of the executive officers and directors.

David N. Farr has been Chief Executive Officer since October 2000, was appointed Chairman of the Board in September 2004, and also served as President from November 2005 to October 2010.

Frank J. Dellaquila was appointed Senior Executive Vice President in November 2016, Executive Vice President in November 2012 and Senior Vice President and Chief Financial Officer in February 2010.

Edward L. Monser was appointed President in October 2010 and was Chief Operating Officer from November 2001 to January 2015.

Edgar M. Purvis was appointed Chief Operating Officer in January 2015. Prior to his current position, Mr. Purvis was Executive Vice President responsible for the Climate Technologies business segment from 2008 to January 2015.

Steven J. Pelch was appointed Executive Vice President in November 2016, Senior Vice President in November 2015 and Vice President - Organization Planning and Development in November 2014. Prior to that, Mr. Pelch was Vice President - Organization Planning from October 2012 to November 2014 and Vice President - Planning from October 2005 to October 2012.

Robert T. Sharp was appointed Executive President - Commercial & Residential Solutions in October 2016. Prior to his current position, Mr. Sharp was Executive Vice President - Commercial & Residential Solutions from February 2016 through October 2016, Executive Vice President - Climate Technologies from February 2015 through February 2016, Vice President - Profit Planning from 2013 through January 2015 and President - Emerson Process Management Europe from 2009 through 2013.

Michael H. Train was appointed Executive President - Automation Solutions in October 2016. Prior to his current position, Mr. Train was Executive Vice President - Automation Solutions from May 2016 through October 2016 and President of Global Sales for Emerson Process Management from 2010 through May 2016.

Sara Y. Bosco was appointed to the position of Senior Vice President, Secretary and General Counsel in May 2016. Prior to her current position, Ms. Bosco was President, Emerson Asia-Pacific from 2008 through May 2016.

Mark J. Bulanda was appointed Senior Vice President in November 2016 and Vice President - Acquisition Planning and Development in May 2016. Prior to his current position, Mr. Bulanda was Executive Vice President - Emerson Industrial Automation from 2012 through May 2016 and President of Emerson’s Control Techniques business from 2010 through 2012.

Katherine Button Bell was appointed Senior Vice President in November 2016 and Vice President and Chief Marketing Officer in 1999.

Richard J. Schlueter was appointed Controller in October 2011. He has been Vice President Accounting since 1999 and was appointed Chief Accounting Officer in February 2003.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information regarding the market for the Company's common stock, quarterly market price ranges and dividend payments is set forth in Item 8 of this Annual Report on Form 10-K in Note 20 of Notes to Consolidated Financial Statements, which note is hereby incorporated by reference. There were approximately 19,724 stockholders of record at September 30, 2016.

Period	Total Number of Share Purchased (000s)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (000s)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (000s)
July 2016	—	—	—	64,416
August 2016	875	$52.94	875	63,541
September 2016	—	—	—	63,541
Total	875	$52.94	875	63,541

The 63.5 million shares available for purchase represent the remaining authorized shares under a 70 million share purchase program approved by the Board of Directors in November 2015.

ITEM 6 - SELECTED FINANCIAL DATA

Years ended September 30
(dollars in millions, except per share amounts)

	2012 (a)	2013 (a)	2014	2015 (b)	2016
Net sales	$17,349	17,935	17,733	16,249	14,522
Earnings from continuing operations – common stockholders	$1,444	1,506	2,201	2,517	1,590
Basic earnings per common share from continuing operations	$1.97	2.09	3.13	3.72	2.46
Diluted earnings per common share from continuing operations	$1.96	2.08	3.11	3.71	2.45
Cash dividends per common share	$1.60	1.64	1.72	1.88	1.90
Long-term debt	$3,787	4,055	3,559	4,289	4,062
Total assets	$23,818	24,711	24,177	22,088	21,743

(a) Includes goodwill impairment and income tax charges as follows: 2013, $566 million and $0.78 per share; 2012, $425 million and $0.58 per share.

(b) Includes gains from divestitures of businesses of $611 million and $0.90 per share.

See Notes 3 and 4 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, which notes are hereby incorporated by reference, for information regarding the Company's acquisition and divestiture activities for the last three years.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement

This Annual Report on Form 10-K contains various forward-looking statements and includes assumptions concerning Emerson's operations, future results and prospects, including the planned separation of the network power systems business and the power generation, motors and drives businesses and other strategic repositioning actions. These forward-looking statements are based on current expectations and are subject to risks and uncertainties. Emerson undertakes no obligation to update any such statements to reflect later developments. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, Emerson provides the cautionary statements set forth under Item 1A - "Risk Factors," which are hereby incorporated by reference and identify important economic, political and technological factors, among others, changes in which could cause the actual results or events to differ materially from those set forth in or implied by the forward-looking statements and related assumptions.

Non-GAAP Financial Measures

To supplement the Company’s financial information presented in accordance with U.S. generally accepted accounting principles (U.S. GAAP), management periodically uses certain “non-GAAP financial measures,” as such term is defined in Regulation G under SEC rules, to clarify and enhance understanding of past performance and prospects for the future. Generally, a non-GAAP financial measure is a numerical measure of a company’s operating performance, financial position or cash flows that excludes or includes amounts that are included in or excluded from the most directly comparable measure calculated and presented in accordance with U.S. GAAP. For example, non-GAAP measures may exclude the impact of certain items such as our strategic repositioning actions, other acquisitions or divestitures, changes in reporting segments, gains, losses and impairments, or items outside of management’s control, such as foreign currency exchange rate fluctuations. Management believes that the following non-GAAP financial measures provide investors and analysts useful insight into the Company’s financial position and operating performance. Any non-GAAP measure provided should be viewed in addition to, and not as an alternative to, the most directly comparable measure determined in accordance with U.S. GAAP, as identified in italics below. Further, the calculation of these non-GAAP financial measures may differ from the calculation of similarly titled financial measures presented by other companies and therefore may not be comparable among companies.

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

Earnings, earnings per share, return on common stockholders’ equity and return on total capital excluding certain gains and losses, impairments, costs associated with the strategic portfolio repositioning actions, or other items provide additional insight into the underlying, ongoing operating performance of the Company and facilitate period-to-period comparisons by excluding the earnings impact of these items. Management believes that presenting earnings, earnings per share, return on common stockholders' equity and return on total capital excluding these items is more representative of the Company’s operational performance and may be more useful for investors (U.S. GAAP measures: earnings, earnings per share, return on common stockholders’ equity, return on total capital).

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

FINANCIAL REVIEW
Report of Management
The Company's management is responsible for the integrity and accuracy of the financial statements. Management believes that the financial statements for the three years ended September 30, 2016 have been prepared in conformity with U.S. generally accepted accounting principles appropriate in the circumstances. In preparing the financial statements, management makes informed judgments and estimates where necessary to reflect the expected effects of events and transactions that have not been completed. The Company's disclosure controls and procedures ensure that material information required to be disclosed is recorded, processed, summarized and communicated to management and reported within the required time periods.
In meeting its responsibility for the reliability of the financial statements, management relies on a system of internal accounting control. This system is designed to provide reasonable assurance that assets are safeguarded and transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of financial statements in accordance with U.S. generally accepted accounting principles. The design of this system recognizes that errors or irregularities may occur and that estimates and judgments are required to assess the relative cost and expected benefits of the controls. Management believes that the Company's internal accounting controls provide reasonable assurance that errors or irregularities that could be material to the financial statements are prevented or would be detected within a timely period.
The Audit Committee of the Board of Directors, which is composed solely of independent directors, is responsible for overseeing the Company's financial reporting process. The Audit Committee meets with management and the Company's internal auditors periodically to review the work of each and to monitor the discharge by each of its responsibilities. The Audit Committee also meets periodically with the independent auditors, who have free access to the Audit Committee and the Board of Directors, to discuss the quality and acceptability of the Company's financial reporting and internal controls, as well as nonaudit-related services.
The independent auditors are engaged to express an opinion on the Company's consolidated financial statements and on the Company's internal control over financial reporting. Their opinions are based on procedures that they believe to be sufficient to provide reasonable assurance that the financial statements contain no material errors and that the Company's internal controls are effective.
Management's Report on Internal Control Over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework and the criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that internal control over financial reporting was effective as of September 30, 2016.
The Company's auditor, KPMG LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of the Company's internal control over financial reporting.

/s/ David N. Farr	/s/ Frank J. Dellaquila
David N. Farr	Frank J. Dellaquila
Chairman of the Board	Senior Executive Vice President
and Chief Executive Officer	and Chief Financial Officer

Results of Operations
Years ended September 30
(Dollars in millions, except per share amounts)

	2014	2015	2016	14 vs. 15	15 vs. 16

Net sales	$17,733	16,249	14,522	(8)%	(11)%
Gross profit	$7,762	7,008	6,262	(10)%	(11)%
Percent of sales	43.8%	43.1%	43.1%

SG&A	$4,164	3,735	3,464
Percent of sales	23.5%	23.0%	23.8%
Gains on divestitures of businesses	$—	1,039	—
Other deductions, net	$211	330	294
Interest expense, net	$196	175	188

Earnings from continuing operations
before income taxes	$3,191	3,807	2,316	19%	(39)%
Percent of sales	18.0%	23.4%	16.0%
Earnings from continuing operations
common stockholders	$2,201	2,517	1,590	14%	(37)%
Net earnings common stockholders	$2,147	2,710	1,635	26%	(40)%
Percent of sales	12.1%	16.7%	11.3%

Diluted EPS – Earnings from continuing operations	$3.11	3.71	2.45	19%	(34)%
Diluted EPS – Net earnings	$3.03	3.99	2.52	32%	(37)%

Return on common stockholders' equity	20.7%	29.8%	20.9%
Return on total capital	17.5%	22.8%	15.5%

OVERVIEW
The Company previously announced strategic actions to streamline its portfolio, drive growth and accelerate value creation for shareholders. These portfolio repositioning actions resulted in agreements to sell the network power systems business and the power generation, motors and drives businesses. These businesses have been reported within discontinued operations for all years presented.

Emerson's sales from continuing operations for 2016 were $14.5 billion, a decrease of $1,727 million, or 11 percent. Underlying sales were down 7 percent compared with the prior year reflecting the negative impact of low oil and gas prices, weak industrial and emerging market business spending, and global economic uncertainty. Foreign currency translation subtracted 2 percent and divestitures, net of acquisitions reduced sales by 2 percent. Net sales related to discontinued operations were $5.7 billion for 2016 compared with $6.1 billion in 2015.

Earnings from continuing operations common stockholders were $1,590 million in 2016, down 37 percent compared with prior year earnings of $2,517 million. Diluted earnings per share from continuing operations were $2.45, down 34 percent versus $3.71 per share in 2015. Excluding divestiture gains in 2015, earnings from continuing operations were down 17 percent compared with $1,906 million in 2015, while diluted earnings per share from continuing operations were down 13 percent versus $2.81 in the prior year. Gains from the prior year divestitures of the power transmission solutions and commercial storage businesses were $611 million in total, or $0.90 per share, which negatively impacted earnings and earnings per share comparisons by 20 and 21 percentage points, respectively.

Earnings from discontinued operations for 2016 were $45 million ($0.07 per share), which includes earnings from the operations of the network power systems, and power generation, motors and drives businesses of $344 million ($0.53 per share), and other items which reduced earnings by $299 million ($0.46 per share). See discussion below.

Net earnings common stockholders were $1,635 million in 2016, down 40 percent compared with prior year earnings of $2,710 million. Diluted earnings per share were $2.52, down 37 percent versus $3.99 per share in 2015. Excluding items, net earnings were $1,934 million, down 10 percent compared with $2,151 million in 2015, while diluted earnings per share were $2.98, down 6 percent versus $3.17 in 2015.
Excluded items in 2016 include separation costs of $220 million ($0.34 per share), a loss of $103 million ($0.16 per share) to write down the power generation, motors and drives businesses to the sales price less costs to sell, and lower expense of $24 million ($0.04 per share benefit) due to ceasing depreciation and amortization for the discontinued businesses held-for-sale. Excluded items in 2015 include the divestiture gains of $611 million ($0.90 per share benefit) and separation costs of $52 million ($0.08 per share). In total, these items negatively impacted net earnings and earnings per share comparisons 30 and 31 percentage points, respectively.
Sales decreased in all segments. Process Management sales decreased 12 percent and Industrial Automation sales were down 15 percent (7 percent due to the power transmission solutions divestiture in 2015) as global oil and gas customers curtailed spending levels in a difficult environment and weakness in industrial spending persisted. Climate Technologies sales decreased 2 percent, while Commercial & Residential Solutions sales decreased 16 percent (15 percent due to the commercial storage divestiture in 2015).

The Company generated operating cash flow of $2.9 billion, of which $2.5 billion related to continuing operations. Operating cash flow from continuing operations increased $459 million in 2016 as comparisons benefited from income taxes of $424 million paid in the prior year on the divestiture gains.

NET SALES
Net sales for 2016 were $14.5 billion, a decrease of $1,727 million, or 11 percent compared with 2015. Underlying sales, which exclude foreign currency translation, acquisitions and divestitures, decreased 7 percent ($1,046 million) on 6 percent lower volume and 1 percent lower price. Foreign currency translation subtracted 2 percent ($266 million) and divestitures, net of acquisitions subtracted 2 percent ($415 million). Underlying sales decreased 5 percent in the U.S. and 8 percent internationally. Sales in Process Management decreased $1,032 million, Industrial Automation decreased $376 million ($189 million due to the power transmission solutions divestiture in 2015), Climate Technologies decreased $62 million and Commercial & Residential Solutions decreased $302 million ($288 million due to the commercial storage divestiture in 2015).

Net sales for 2015 were $16.2 billion, a decrease of $1,484 million, or 8 percent compared with 2014. Underlying sales decreased 1 percent ($169 million) on volume declines. Foreign currency translation subtracted 4 percent ($717 million) and divestitures, net of acquisitions subtracted 3 percent ($598 million). Underlying sales were flat in the U.S. and decreased 2 percent internationally. Sales in Process Management decreased $673 million, Industrial Automation decreased $556 million and Climate Technologies decreased $98 million, while sales in Commercial & Residential Solutions increased slightly.

INTERNATIONAL SALES
Emerson is a global business with international sales representing 52 percent of total sales, including U.S. exports. Although economic conditions are currently soft worldwide, the Company generally expects faster economic growth in emerging markets in Asia, Latin America, Eastern Europe and Middle East/Africa in the future.

International destination sales, including U.S. exports, decreased 12 percent, to $7.6 billion in 2016, reflecting decreases in all segments, partially due to divestitures. U.S. exports of $888 million were down 25 percent compared with 2015, reflecting reduced spending by global oil and gas customers, weakness in industrial spending and the stronger U.S. dollar. Underlying international destination sales declined 8 percent, as foreign currency translation and divestitures had a 3 percent and a 1 percent unfavorable impact, respectively, on the comparison. Underlying sales were up 2 percent in Europe and decreased 10 percent in both Asia and Latin America. Sales decreased 21 percent in Canada and 15 percent in Middle East/Africa. Continued weakness in energy-related and industrial end markets and global economic uncertainty has continued to challenge growth in these areas. Origin sales by international subsidiaries, including shipments to the U.S., totaled $6.8 billion in 2016, down 10 percent compared with 2015, reflecting the weakness in industrial capital spending, unfavorable foreign currency translation and divestitures.

International destination sales, including U.S. exports, decreased 12 percent, to $8.6 billion in 2015, primarily reflecting decreases in Process Management and Industrial Automation, partially due to the power transmission solutions divestiture. These decreases were partially offset by growth in Climate Technologies and Commercial & Residential Solutions. U.S. exports of $1.2 billion were down 8 percent compared with 2014. Underlying international destination sales declined 2 percent on lower volume, as foreign currency translation and divestitures had an 8 and 2 percent unfavorable impact, respectively, on the comparison. Underlying sales were flat in Europe, decreased 4 percent in Asia (China down 9 percent) and 10 percent in Latin America, and were flat in Canada. Sales in Middle East/Africa increased 5 percent. The slowdown in industrial capital spending, particularly in oil and gas, hampered growth in these areas. Origin sales by international subsidiaries, including shipments to the U.S., totaled $7.5 billion in 2015, down 12 percent compared with 2014, reflecting the slowdown in industrial capital spending, unfavorable foreign currency translation and divestitures.

ACQUISITIONS AND DIVESTITURES
See information under “Discontinued Operations” for a discussion of the Company’s divestitures related to its portfolio repositioning actions.

In the fourth quarter of 2016, the Company entered into an agreement to purchase Pentair's Valves & Controls business for $3.15 billion, subject to certain post-closing adjustments. This business, with sales of approximately $1.6 billion, is a manufacturer of controls, isolation and pressure relief valves and actuators, and will complement the Process Management segment's final control business. The transaction is expected to close by the end of calendar year 2016 or shortly thereafter, subject to customary closing conditions and various regulatory approvals. The Company acquired six businesses in 2016, four in Process Management's final control and measurement devices businesses and two in Climate Technologies. Total cash paid for these businesses was $132 million, net of cash acquired. Annualized sales for these businesses were approximately $51 million in 2016. These acquisitions complement the existing segment portfolios and create incremental growth opportunities. See Note 3 and Item 1A - "Risk Factors."

The Company completed eight acquisitions in 2015, seven in Process Management and one in Commercial & Residential Solutions, which had combined annualized sales of approximately $115 million. Total cash paid for all businesses was $324 million, net of cash acquired.

In January 2015, the Company completed the sale of its mechanical power transmission solutions business to Regal Beloit Corporation for $1.4 billion, and recognized a pretax gain from the transaction of $939 million ($532 million after-tax, $0.78 per share). Proceeds from the divestiture were used for share repurchase. This business was previously reported in the Industrial Automation segment, and had partial year sales of $189 million in 2015 and related pretax earnings of $21 million. Power transmission solutions designs and manufactures market-leading couplings, bearings, conveying components and gearing and drive components, and provides supporting services and solutions.

On September 30, 2015, the Company sold its InterMetro commercial storage business to Ali Group of Italy for $411 million in cash and recognized a pretax gain from the transaction of $100 million ($79 million after-tax, $0.12 per share). This business had annual sales of $288 million and pretax earnings of $42 million in 2015, and was included in the Commercial & Residential Solutions segment. InterMetro is a leading manufacturer and supplier of storage and transport products in the food service, commercial products and health care industries.

In 2014, the Company acquired Virgo Valves and Enardo Holdings, manufacturers of engineered valves and automation systems, and tank and terminal safety equipment, respectively. Both businesses are reported in Process Management and complement the existing portfolio. The Company also acquired four other smaller businesses in 2014, in Process Management and Network Power. Combined annualized sales for all businesses acquired in 2014 were approximately $376 million. The Company also acquired the remaining 44.5 percent noncontrolling interest in the Appleton Group electrical distribution business, in the Industrial Automation segment, in 2014. Sales for this business were $542 million in 2014. Full ownership of Appleton provides growth opportunities in oil and gas and chemicals end markets.

Early in 2014, the Company completed the divestiture of a 51 percent controlling interest in Artesyn and received net proceeds of $264 million. The Company used the sale proceeds and cash repatriated from the business to purchase common stock. Late in 2014, the Company sold its connectivity solutions business for $99 million in cash.

COST OF SALES
Cost of sales for 2016 were $8.3 billion, a decrease of $981 million compared with $9.2 billion in 2015, primarily due to reduced sales volume, the impact of foreign currency translation ($186 million) and prior year divestitures ($273 million). Gross profit was $6.3 billion in 2016 compared to $7.0 billion in 2015. Gross margin of 43.1 percent was flat compared with 2015, as savings from cost reduction and containment actions were offset by deleverage on lower volume and unfavorable mix.

Cost of sales for 2015 were $9.2 billion, a decrease of $730 million compared with $10.0 billion in 2014, primarily due to the impact of foreign currency translation ($459 million), divestitures ($425 million), lower sales volume and the benefit of cost reduction efforts. Gross profit was $7.0 billion in 2015 compared with $7.8 billion in 2014. Gross margin of 43.1 percent decreased 0.7 percentage points versus 43.8 percent in 2014 due to deleverage on the lower volume, unfavorable mix and the impact of the stronger dollar on product costs, partially offset by savings from restructuring actions. Divestitures had a 0.4 percentage point favorable impact on margin.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative (SG&A) expenses of $3.5 billion in 2016 decreased $271 million compared with 2015. The decrease reflects savings from cost reduction actions, reduced costs from lower sales volume, and prior year divestitures ($137 million), partially offset by higher incentive stock compensation of $121 million. SG&A as a percent of sales of 23.8 percent increased 0.8 percent in 2016, reflecting deleverage on lower sales volume and higher incentive stock compensation, primarily due to changes in the stock price and overlap of awards, partially offset by savings from restructuring actions.

SG&A expenses of $3.7 billion in 2015 decreased $429 million compared with 2014. The decrease primarily reflects the impact of foreign currency translation ($155 million), divestitures ($131 million), reduced costs from lower sales volume, and lower incentive stock compensation of $99 million. SG&A as a percent of sales was 23.0 percent in 2015, a 0.5 percentage point decrease compared with 23.5 percent in 2014, as deleverage on the lower volume was more than offset by savings from restructuring actions and lower incentive stock compensation expense.

GAINS ON DIVESTITURES OF BUSINESSES
In 2015, the Company sold its power transmission solutions and commercial storage businesses and recorded pretax gains of $939 million ($532 million after-tax, $0.78 per share) and $100 million ($79 million after-tax, $0.12 per share), respectively. See Note 3.

OTHER DEDUCTIONS, NET
Other deductions, net were $294 million in 2016, a $36 million decrease from 2015 primarily due to lower restructuring costs of $42 million, decreased litigation costs of $30 million and a $21 million gain on payments received related to dumping duties. The decrease in other deductions was partially offset by unfavorable foreign currency transactions of $67 million. See Note 5.

Other deductions, net were $330 million in 2015, a $119 million increase from 2014 primarily due to an increase in restructuring costs of $99 million, higher litigation costs of $29 million and unfavorable foreign currency transactions of $15 million, partially offset by a favorable comparative effect from a $34 million equity investment loss in the prior year. The Company accelerated restructuring activity in 2015 to address the global slowdown in capital spending and position itself for future growth.

INTEREST EXPENSE, NET
Interest expense, net was $188 million, $175 million and $196 million in 2016, 2015 and 2014, respectively. The decrease of $21 million in 2015 primarily resulted from the maturity of long-term debt with relatively higher interest rates.

INCOME TAXES
Income taxes were $697 million, $1,267 million and $953 million for 2016, 2015 and 2014, respectively, resulting in effective tax rates of 30 percent, 33 percent and 30 percent in 2016, 2015 and 2014, respectively. The 3 percentage point higher rate in 2015 was due to taxes on the gains from the divestitures of the power transmission solutions and commercial storage businesses.

EARNINGS FROM CONTINUING OPERATIONS
Earnings from continuing operations attributable to common stockholders in 2016 were $1,590 million, down 37 percent compared with 2015, and diluted earnings per share were $2.45 in 2016, down 34 percent. Divestiture gains in the prior year negatively impacted earnings from continuing operations and earnings per share comparisons 20 and 21 percentage points, respectively. Segment earnings in 2016 decreased $362 million in Process Management, $51 million in Industrial Automation, partially due to the power transmission solutions divestiture and $19 million in Commercial & Residential Solutions due to the commercial storage divestiture. Earnings increased $71 million in Climate Technologies. See the Business Segments discussion that follows and Note 18.

Earnings from continuing operations attributable to common stockholders in 2015 were $2,517 million, up 14 percent compared with 2014, and diluted earnings per share were $3.71, up 19 percent. Gains from divestitures in 2015 benefited earnings from continuing operations and earnings per share growth by 27 and 29 percentage points, respectively. Segment earnings in 2015 decreased $425 million in Process Management, $131 million in Industrial Automation, partially due to the power transmission solutions divestiture, $39 million in Climate Technologies and $18 million in Commercial & Residential Solutions.

DISCONTINUED OPERATIONS
As of July 29, 2016, the Company entered into an agreement to sell its network power systems business for $4.0 billion in cash, subject to certain post-closing adjustments, and will retain a subordinated interest in distributions, contingent upon the equity holders first receiving a threshold return on their initial investment. This business comprised the former Network Power segment and provides mission-critical infrastructure products and solutions and life cycle management services for vital applications in data centers, communication networks, and commercial/industrial environments. Also, on July 30, 2016, the Company entered into an agreement to sell its power generation, motors and drives businesses for a value of $1.2 billion, representing cash plus assumption of certain postretirement liabilities by the buyer, subject to post-closing adjustments. These businesses were previously reported in the Industrial Automation segment, and provide low, medium and high voltage alternators and other power generation equipment and commercial and industrial motors and drives, which are used in a wide variety of manufacturing and industrial applications. Both transactions are expected to close by the end of calendar year 2016 subject to customary closing conditions and regulatory approvals, and will result in a smaller and more focused Company, with leadership positions in higher-growth end markets that provide significant opportunities for enhanced growth and improved profitability. The results of operations for these businesses have been reclassified into discontinued operations and the assets and liabilities are reflected as held-for-sale for all periods presented. See Note 4 and Item 1A - "Risk Factors."

The businesses included in discontinued operations had combined annual sales of $5,746 million, $6,094 million and $6,842 million and net earnings (loss) of $45 million, $193 million and $(54) million for 2016, 2015 and 2014, respectively. Net earnings of $45 million ($0.07 per share) in 2016 include earnings from the operations of the network power systems, and power generation, motors and drives businesses of $344 million ($0.53 per share), and other items which reduced earnings by $299 million ($0.46 per share). Other items for 2016 include separation costs to execute the portfolio repositioning of $220 million ($0.34 per share), comprised of income tax expense of $143 million for repatriation of cash from these businesses, reorganization of their legal structures prior to sale, and basis differences for book and tax, as well as costs for legal, consulting, investment banking and other expenses of $77 million. In addition, net earnings for 2016 include a loss of $103 million ($0.16 per share) to write down the power generation, motors and drives businesses to the sales price less costs to sell, and lower expense of $24 million ($0.04 per share benefit) due to ceasing depreciation and amortization for the discontinued businesses held-for-sale. Earnings for 2015 include separation costs of $52 million, comprised of income taxes of $42 million and fees of $10 million, and earnings for 2014 include a noncash goodwill impairment charge of $508 million related to the network power systems business in Europe. Operating cash flow from discontinued operations was $382 million (reduced by payments of $179 million for separation costs), $489 million and $693 million and capital expenditures were $76 million, $97 million and $116 million for 2016, 2015 and 2014, respectively.

Upon completion of the transactions, the Company preliminarily expects to recognize a pretax gain of approximately $500 million and to break even after-tax, subject to finalization of several matters including separation costs to complete the transactions. In addition, the Company may incur U.S. tax costs of approximately $200 million for repatriation of estimated sales proceeds of $1.5 billion expected to be received offshore in connection with the transactions. The Company's decision whether to repatriate these proceeds will be determined in connection with funding needs for the acquisition of Pentair's Valves & Controls non-U.S. operations.

NET EARNINGS AND EARNINGS PER SHARE; RETURNS ON EQUITY AND TOTAL CAPITAL
Net earnings attributable to common stockholders in 2016 were $1,635 million, down 40 percent compared with 2015, and diluted earnings per share were $2.52, down 37 percent. Separation costs and other items negatively impacted earnings $299 million ($0.46 per share) in 2016, while divestiture gains and other items benefited earnings $559 million ($0.82 per share) in 2015. Combined, these items negatively impacted net earnings and earnings per share comparisons 30 and 31 percentage points, respectively.

Other items in 2016 include separation costs of $220 million ($0.34 per share), a loss of $103 million ($0.16 per share) to write down the power generation, motors and drives businesses to the sales price less costs to sell, and lower expense of $24 million ($0.04 per share benefit) due to ceasing depreciation and amortization for the discontinued businesses held-for-sale. Items in 2015 include the divestiture gains of $611 million ($0.90 per share benefit) and separation costs of $52 million ($0.08 per share).
Net earnings attributable to common stockholders in 2015 were $2,710 million, up 26 percent compared with 2014, and diluted earnings per share were $3.99, up 32 percent. Combined, the gains from divestitures and separation costs in 2015, and the goodwill impairment charge in 2014, benefited net earnings and earnings per share comparisons 45 and 47 percentage points, respectively.

Return on common stockholders' equity (net earnings attributable to common stockholders divided by average common stockholders' equity) was 20.9 percent in 2016 compared with 29.8 percent in 2015 and 20.7 percent in 2014. Return on total capital was 15.5 percent in 2016 compared with 22.8 percent in 2015 and 17.5 percent in 2014 (computed as net earnings attributable to common stockholders excluding after-tax net interest expense, divided by average common stockholders' equity plus short- and long-term debt less cash and short-term investments). Combined, the separation costs related to the portfolio repositioning actions, the loss related to the sale of the power generation, motors and drives businesses, and the lower depreciation and amortization expense for the discontinued businesses held-for-sale reduced the 2016 returns on common stockholders' equity and total capital approximately 3 percentage points. For 2015, the combined impact of divestitures and the separation costs increased the returns on common stockholders' equity and total capital approximately 6 and 5 percentage points, respectively. The goodwill impairment charge in 2014 reduced the returns on common stockholders' equity and total capital approximately 3 percentage points.

Business Segments
Following is an analysis of segment results for 2016 compared with 2015, and 2015 compared with 2014.
The Company defines segment earnings as earnings before interest and income taxes.

PROCESS MANAGEMENT
(dollars in millions)	2014	2015	2016	14 vs. 15	15 vs. 16

Sales	$9,189	8,516	7,484	(7)%	(12)%
Earnings	$1,918	1,493	1,131	(22)%	(24)%
Margin	20.9%	17.5%	15.1%

2016 vs. 2015 - Process Management reported sales of $7.5 billion in 2016, a decrease of $1,032 million or 12 percent. Underlying sales decreased 11 percent ($911 million) on 10 percent lower volume and 1 percent lower price as global oil and gas customers continued to curtail spending levels in a difficult environment. Foreign currency translation had a 2 percent ($178 million) unfavorable impact while acquisitions added 1 percent ($57 million). The measurement devices, final control and systems and solutions businesses were all down. Underlying sales decreased 10 percent in the U.S., were up 2 percent in Europe and decreased 14 percent in Asia (China down 18 percent). Latin America decreased 14 percent, Canada decreased 29 percent and Middle East/Africa was down 19 percent. Earnings decreased $362 million and margin was down 2.4 percentage points due to sharply lower volume, deleverage and unfavorable mix, partially offset by savings from cost reduction actions and lower restructuring costs of $15 million. Materials cost containment offset lower pricing. Results also reflect unfavorable foreign currency transactions of $69 million, partially offset by a favorable comparison from litigation costs of $20 million in 2015. Results will remain under pressure through the majority of fiscal 2017 on continuing weakness in key served markets, particularly upstream oil and gas. Activity in life sciences and power had positive sales growth in 2016 and is expected to have continued growth in 2017.

2015 vs. 2014 - Process Management reported sales of $8.5 billion in 2015, a decrease of $673 million or 7 percent. Underlying sales decreased 2 percent ($221 million) as persistent low oil and gas prices reduced capital and operating spending, especially in upstream markets. Foreign currency translation had an additional 5 percent ($481 million) unfavorable impact while acquisitions ($29 million) provided a slight benefit. The measurement devices, final control and systems and solutions businesses all declined. Underlying sales were flat in the U.S., up 1 percent in Europe and decreased 6 percent in Asia (China down 9 percent). Latin America decreased 14 percent and Canada decreased 1 percent, while Middle East/Africa was up 2 percent. Earnings decreased $425 million and margin was down 3.4 percentage points due to lower volume and deleverage, unfavorable mix and the impact of a stronger dollar on operations. Increased restructuring costs of $72 million, higher costs related to growth investments initiated in the prior year and other items were offset by savings from cost reduction actions.

INDUSTRIAL AUTOMATION
(dollars in millions)	2014	2015	2016	14 vs. 15	15 vs. 16

Sales	$3,004	2,448	2,072	(19)%	(15)%
Earnings	$640	509	458	(20)%	(10)%
Margin	21.3%	20.8%	22.1%

2016 vs. 2015 - Industrial Automation sales were $2.1 billion in 2016, a decrease of $376 million or 15 percent. Underlying sales decreased 7 percent ($159 million) on 5 percent lower volume and 2 percent lower price, reflecting weakness in industrial spending and upstream oil and gas markets. Additionally, the power transmission solutions divestiture deducted 7 percent ($189 million) and foreign currency translation subtracted 1 percent ($28 million). The sales decrease was led by the electrical distribution, fluid automation and hermetic motors businesses. Underlying sales decreased 9 percent in the U.S., were up 1 percent in Europe and decreased 7 percent in Asia. Sales decreased 10 percent in Latin America, 7 percent in Canada and 4 percent in Middle East/Africa. Earnings of $458 million were down $51 million, or 10 percent, due to the power transmission solutions divestiture, which negatively impacted the earnings comparison $19 million, and lower volume, partially offset by savings from restructuring actions. Materials cost containment offset lower pricing. Margin increased 1.3 percentage points reflecting cost reduction actions and the impact of the divestiture, partially offset by deleverage on the lower volume. Conditions in served markets are expected to remain challenging in 2017, with the best opportunity for orders growth in the second half of the fiscal year.

2015 vs. 2014 - Industrial Automation sales were $2.4 billion in 2015, a decrease of $556 million or 19 percent. Underlying sales decreased 2 percent ($43 million) on lower volume, reflecting reduced industrial spending, particularly in energy-related and commodity markets. The power transmission solutions divestiture deducted 13 percent ($418 million) and foreign currency translation subtracted 4 percent ($95 million). Sales decreased in the electrical distribution and fluid automation businesses. Hermetic motors decreased moderately while the materials joining business was flat. Underlying sales decreased 4 percent in the U.S., while sales were up 1 percent in Europe and 5 percent in Asia. Sales decreased 2 percent in Latin America, 4 percent in Canada and 17 percent in Middle East/Africa. Earnings of $509 million were down $131 million and margin decreased 0.5 percentage points, due to the power transmission solutions divestiture, which negatively impacted the earnings comparison $67 million, unfavorable mix and higher restructuring costs of $9 million, partially offset by cost containment actions.

CLIMATE TECHNOLOGIES
(dollars in millions)	2014	2015	2016	14 vs. 15	15 vs. 16

Sales	$4,109	4,011	3,949	(2)%	(2)%
Earnings	$737	698	769	(5)%	10%
Margin	17.9%	17.4%	19.5%

2016 vs. 2015 - Sales for Climate Technologies were $3.9 billion in 2016, a decrease of $62 million, or nearly 2 percent. Underlying sales decreased less than 1 percent ($18 million) on lower price, offset by slightly higher volume. Foreign currency translation deducted 1 percent ($49 million), while acquisitions added $5 million. Global air conditioning sales were down while global refrigeration sales were up modestly, as the U.S. exhibited growth and Europe and China were down, with more significant declines in air conditioning. Sales of temperature controls, sensors and solutions decreased. Overall, underlying sales were up 1 percent in the U.S. and 2 percent in Europe, while Asia was down 5 percent. Latin America was down 1 percent and Middle East/Africa and Canada were both down 2 percent. Earnings of $769 million increased $71 million and margin increased 2.1 percentage points primarily due to savings from restructuring actions and materials cost containment, partially offset by lower price and higher customer accommodation costs. Sales growth in the low single-digits is expected for fiscal 2017, supported by a favorable outlook for global demand in air conditioning and refrigeration.

2015 vs. 2014 - Sales for Climate Technologies were $4.0 billion in 2015, a decrease of $98 million, or over 2 percent due to unfavorable foreign currency translation ($112 million). Underlying sales were up slightly ($14 million) as an increase in the global refrigeration business was essentially offset by a decrease in air conditioning. The temperature controls and sensors businesses were flat. Air conditioning sales in the U.S., Europe and China decreased while the rest of the world had strong growth. Global refrigeration was up modestly with growth in the U.S. and Asia and weakness in Europe. Overall, underlying sales were flat in the U.S., down 2 percent in Asia (China down 12 percent) and decreased 1 percent in Europe. Latin America was down 4 percent, Middle East/Africa was up 26 percent and Canada increased 13 percent. Earnings of $698 million decreased $39 million and margin declined 0.5 percentage points primarily due to unfavorable mix. Growth investments, and higher restructuring costs and unfavorable foreign currency transactions of $6 million each, were more than offset by cost reduction savings.

COMMERCIAL & RESIDENTIAL SOLUTIONS
(dollars in millions)	2014	2015	2016	14 vs. 15	15 vs. 16

Sales	$1,891	1,913	1,611	1%	(16)%
Earnings	$421	403	384	(4)%	(5)%
Margin	22.3%	21.1%	23.8%

2016 vs. 2015 - Commercial & Residential Solutions sales were $1.6 billion in 2016, a decrease of $302 million or 16 percent. Underlying sales were essentially flat (down $3 million), foreign currency translation deducted 1 percent ($11 million) and the commercial storage divestiture deducted 15 percent ($288 million). Food waste disposers had solid sales growth and the wet/dry vacuums business was up modestly, while sales decreased moderately in the professional tools and storage businesses. Underlying sales were flat in both the U.S. and internationally. Earnings of $384 million were down $19 million as the divestiture subtracted $39 million. Cost reduction actions, materials cost containment and lower restructuring costs of $9 million partially offset the decrease. Margin improved 2.7 percentage points due to the divestiture and cost containment actions. The expectation for favorable U.S. construction markets supports the outlook for low single-digit growth in fiscal 2017.

2015 vs. 2014 - Commercial & Residential Solutions sales were $1.9 billion in 2015, an increase of $22 million or 1 percent. Underlying sales increased 2 percent ($50 million) on higher volume from favorable U.S. construction markets, while foreign currency translation deducted 1 percent ($28 million). The sales increase was led by strong growth in wet/dry vacuums and modest growth in food waste disposers. The professional tools and commercial storage businesses decreased. Underlying sales were up 3 percent in the U.S. and 1 percent internationally. Earnings of $403 million were down $18 million and margin declined 1.2 percentage points as higher volume and resulting leverage was more than offset by unfavorable mix, higher restructuring costs of $9 million, and investments in growth programs.

Financial Position, Capital Resources and Liquidity
The Company continues to generate substantial cash from operations and has the resources available to reinvest for growth in existing businesses, pursue strategic acquisitions and manage its capital structure on a short- and long-term basis.

CASH FLOW FROM CONTINUING OPERATIONS
(dollars in millions)	2014	2015	2016

Operating Cash Flow	$2,999	2,040	2,499
Percent of sales	16.9%	12.6%	17.2%
Capital Expenditures	$651	588	447
Percent of sales	3.7%	3.6%	3.1%
Free Cash Flow (Operating Cash Flow less Capital Expenditures)	$2,348	1,452	2,052
Percent of sales	13.2%	8.9%	14.1%
Operating Working Capital	$1,046	1,177	755
Percent of sales	5.9%	7.2%	5.2%

The Company generated total operating cash flow of $2.9 billion in 2016, which was reduced by payments of $179 million for separation costs related to the portfolio repositioning. Operating cash flow from continuing operations for 2016 was $2.5 billion, a $459 million, or 23 percent increase compared with 2015 as comparisons benefited from income taxes of $424 million paid in the prior year on the divestiture gains. Operating cash flow from continuing operations of $2.0 billion in 2015 was a 32 percent decrease compared to $3.0 billion in 2014 due to income taxes paid on the gains from divestitures in 2015, an increase in operating working capital, and lower earnings (excluding the divestiture gains). At September 30, 2016, operating working capital as a percent of sales improved to 5.2 percent, compared with 7.2 percent and 5.9 percent in 2015 and 2014, respectively. Total operating cash flow of $2.9 billion funded capital expenditures of $523 million including discontinued operations, repayments of long-term debt of $254 million, acquisitions of $132 million, dividends of $1,227 million and common stock purchases of $601 million in 2016. Contributions to pension plans were $66 million in 2016, $53 million in 2015 and $130 million in 2014.

Capital expenditures related to continuing operations were $447 million, $588 million and $651 million in 2016, 2015 and 2014, respectively. Free cash flow from continuing operations (operating cash flow less capital expenditures) was $2.1 billion in 2016, up 41 percent, reflecting higher operating cash flow and lower capital expenditures. Free cash flow was $1.5 billion in 2015, compared with $2.3 billion in 2014, reflecting higher operating cash flow in 2014. The Company is targeting capital spending of approximately $500 million in 2017. Net cash paid in connection with acquisitions was $132 million, $324 million and $610 million in 2016, 2015 and 2014, respectively. In 2014, the Company also purchased the noncontrolling interest in Appleton Group for $574 million. Proceeds from divestitures were $1,812 million and $363 million in 2015 and 2014, respectively.

Dividends were $1,227 million ($1.90 per share) in 2016, compared with $1,269 million ($1.88 per share) in 2015 and $1,210 million ($1.72 per share) in 2014. In November 2016, the Board of Directors voted to increase the quarterly cash dividend 1 percent, to an annualized rate of $1.92 per share.

Purchases of Emerson common stock totaled $601 million, $2,487 million and $971 million in 2016, 2015 and 2014, respectively, at average per share prices of $48.11, $57.68 and $65.54. The Board of Directors authorized the purchase of up to 70 million common shares in November 2015, and 63.5 million shares remain available for purchase under this authorization. The Company purchased 12.5 million shares in 2016 under a combination of the November 2015 authorization and the remainder of the May 2013 authorization. A total of 43.1 million shares were purchased in 2015 and 14.8 million shares were purchased in 2014, both under the May 2013 authorization.

The sale of the network power systems business and power generation, motors and drives businesses will provide over $4 billion of cash, after tax, which the Company expects to use to fund the acquisition of Pentair's Valves & Controls business and potential future acquisitions.

LEVERAGE/CAPITALIZATION
(dollars in millions)	2014	2015	2016

Total Assets	$24,177	22,088	21,743
Long-term Debt	$3,559	4,289	4,062
Common Stockholders' Equity	$10,119	8,081	7,568

Total Debt-to-Total Capital Ratio	37.3%	45.8%	46.8%
Net Debt-to-Net Capital Ratio	22.1%	31.3%	31.4%
Operating Cash Flow-to-Debt Ratio	49.8%	29.8%	37.6%
Interest Coverage Ratio	15.9X	20.2X	11.8X

Total debt, which includes long-term debt, current maturities of long-term debt, commercial paper and other short-term borrowings, was $6.6 billion, $6.8 billion and $6.0 billion for 2016, 2015 and 2014, respectively. During the year, the Company repaid $250 million of 4.75% notes that matured in October 2015. In 2015, the Company issued $500 million of 2.625% notes due December 2021 and $500 million of 3.150% notes due June 2025, and repaid $250 million of 5.0% notes that matured in December 2014 and $250 million of 4.125% notes that matured in April 2015. In 2014, the Company repaid $250 million of 5.625% notes that matured in November 2013.

The total debt-to-capital ratio and the net debt-to-net capital ratio (less cash and short-term investments) increased in 2016 due to lower common stockholders' equity from share repurchases and changes in other comprehensive income. The total debt-to-capital ratio and the net debt-to-net capital ratio increased in 2015 primarily due to higher total debt from the issuance of long-term debt and lower common stockholders' equity. The operating cash flow from continuing operations-to-debt ratio increased in 2016 primarily due to taxes paid in the prior year on the divestiture gains and lower debt in the current year. The interest coverage ratio is computed as earnings from continuing operations before income taxes plus interest expense, divided by interest expense. The decrease in interest coverage in 2016 reflects lower pretax earnings, largely due to the divestiture gains of $1,039 million in 2015, and slightly higher interest expense. The increase in interest coverage in 2015 reflects higher pretax earnings (including the divestiture gains) and lower interest expense.

In April 2014, the Company entered into a $3.5 billion five-year revolving backup credit facility with various banks, which replaced the December 2010 $2.75 billion facility. The credit facility is maintained to support general corporate purposes, including commercial paper borrowing. The Company has not incurred any borrowings under this or previous facilities. The credit facility contains no financial covenants and is not subject to termination based on a change of credit rating or material adverse changes. The facility is unsecured and may be accessed under various interest rate and currency denomination alternatives at the Company's option. Fees to maintain the facility are immaterial. The Company also maintains a universal shelf registration statement on file with the SEC under which it can issue debt securities, preferred stock, common stock, warrants, share purchase contracts or share purchase units without a predetermined limit. Securities can be sold in one or more separate offerings with the size, price and terms to be determined at the time of sale.

Emerson's financial structure provides the flexibility necessary to achieve its strategic objectives. The Company has been successful in efficiently deploying cash where needed worldwide to fund operations, complete acquisitions and sustain long-term growth. At September 30, 2016, $2.9 billion of the Company's cash was held outside the U.S., primarily in Europe and Asia, and was generally available for repatriation to the U.S. Under current tax law, repatriated cash may be subject to U.S. federal income taxes, net of available foreign tax credits. The Company routinely repatriates a portion of its non-U.S. cash from earnings each year, or otherwise when it can be accomplished tax efficiently, and provides for U.S. income taxes as appropriate. The Company has been able to readily meet all its funding requirements and currently believes that sufficient funds will be available to meet the Company's needs in the foreseeable future through operating cash flow, existing resources, short- and long-term debt capacity or backup credit lines.

CONTRACTUAL OBLIGATIONS
At September 30, 2016, the Company's contractual obligations, including estimated payments, are as follows:

	Amounts Due By Period
(dollars in millions)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years

Long-term Debt (including Interest)	$5,785	442	1,253	994	3,096
Operating Leases	600	183	224	93	100
Purchase Obligations	681	548	98	17	18
Total	$7,066	1,173	1,575	1,104	3,214

Purchase obligations consist primarily of inventory purchases made in the normal course of business to meet operational requirements. Total purchase and operating lease obligations related to discontinued operations, which are not included in the table above, were $251 million and $193 million, respectively, at September 30, 2016. These obligations will be transferred to the buyers at closing. The table above does not include $1.7 billion of other noncurrent liabilities recorded in the balance sheet and summarized in Note 19, which consist primarily of pension and postretirement plan liabilities and deferred income taxes (including unrecognized tax benefits), because it is not certain when these amounts will become due. See Notes 11 and 12 for estimated future benefit payments and Note 14 for additional information on deferred income taxes.

FINANCIAL INSTRUMENTS
The Company is exposed to market risk related to changes in interest rates, commodity prices and foreign currency exchange rates, and selectively uses derivative financial instruments, including forwards, swaps and purchased options to manage these risks. The Company does not hold derivatives for trading purposes. The value of derivatives and other financial instruments is subject to change as a result of market movements in rates and prices. Sensitivity analysis is one technique used to forecast the impact of these movements. Based on a hypothetical 10 percent increase in interest rates, a 10 percent decrease in commodity prices or a 10 percent weakening in the U.S. dollar across all currencies, the potential losses in future earnings, fair value or cash flows are not material. Sensitivity analysis has limitations; for example, a weaker U.S. dollar would benefit future earnings through favorable translation of non-U.S. operating results, and lower commodity prices would benefit future earnings through lower cost of sales. See Notes 1, and 8 through 10.

Critical Accounting Policies
Preparation of the Company's financial statements requires management to make judgments, assumptions and estimates regarding uncertainties that could affect reported revenue, expenses, assets, liabilities and equity. Note 1 describes the significant accounting policies used in preparation of the consolidated financial statements. The most significant areas where management judgments and estimates impact the primary financial statements are described below. Actual results in these areas could differ materially from management's estimates under different assumptions or conditions.

REVENUE RECOGNITION
The Company recognizes nearly all revenue through the sale of manufactured products and records the sale when products are shipped or delivered, title and risk of loss pass to the customer, and collection is reasonably assured. In certain limited circumstances, revenue is recognized using the percentage-of-completion method, as performance occurs, or in accordance with ASC 985-605 related to software. Sales arrangements sometimes involve delivering multiple elements, which requires management judgment that affects the amount and timing of revenue recognized. In these instances, the revenue assigned to each element is based on vendor-specific objective evidence, third-party evidence or a management estimate of the relative selling price. Revenue is recognized for delivered elements if they have value to the customer on a stand-alone basis and performance related to the undelivered items is probable and substantially in the Company's control, or the undelivered elements are inconsequential or perfunctory and there are no unsatisfied contingencies related to payment. The vast majority of deliverables are tangible products, with a smaller portion attributable to installation, service or maintenance. Management believes that all relevant criteria and conditions are considered when recognizing revenue.

INVENTORIES
Inventories are stated at the lower of cost or market. The majority of inventory values are based on standard costs, which approximate average costs, while the remainder are principally valued on a first-in, first-out basis. Cost standards are revised at the beginning of each year. The annual effect of resetting standards plus any operating variances incurred during each period are allocated to inventories and recognized in cost of sales as product is sold. The Company's businesses review inventory for obsolescence, make appropriate provisions and dispose of obsolete inventory on a regular basis. Various factors are considered in these reviews, including sales history and recent trends, industry conditions and general economic conditions. If actual circumstances indicate a decline in any of these factors, particularly an abrupt change in economic conditions, the Company could incur higher levels of obsolescence expense.

LONG-LIVED ASSETS
Long-lived assets, which include property, plant and equipment, goodwill and identifiable intangible assets, are reviewed for impairment whenever events or changes in business circumstances indicate impairment may exist. If the Company determines that the carrying value of a long-lived asset may not be recoverable, a permanent impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its estimated fair value. Reporting units are also reviewed for possible goodwill impairment at least annually, in the fourth quarter. If an initial assessment indicates it is more likely than not an impairment may exist, it is evaluated by comparing the unit's estimated fair value to its carrying value. Fair value is generally estimated using an income approach that discounts estimated future cash flows using discount rates judged by management to be commensurate with the applicable risk. Estimates of future sales, operating results, cash flows and discount rates are subject to changes in the economic environment, including such factors as the general level of market interest rates, expected equity market returns and the volatility of markets served, particularly when recessionary economic circumstances continue for an extended period of time. Management believes the estimates of future cash flows and fair values are reasonable; however, changes in estimates due to variance from assumptions could materially affect the evaluations.

RETIREMENT PLANS
The Company maintains a prudent long-term investment strategy for its pension assets, consistent with the duration of its pension obligations. The determination of defined benefit plan expense and liabilities is dependent on various assumptions, including the expected annual rate of return on plan assets, the discount rate and the rate of annual compensation increases. Management believes that the assumptions used are appropriate; however, actual experience may differ. In accordance with U.S. generally accepted accounting principles, actual results that differ from the Company's assumptions are accumulated as deferred actuarial gains or losses and amortized to expense in future periods. The Company transitioned from defined benefit to defined contribution retirement plans in 2016. The principal U.S. defined benefit plan closed to employees hired after January 1, 2016 while shorter-tenured current employees ceased accruing benefits effective October 1, 2016. Affected employees transitioned to an enhanced defined contribution plan. See Notes 11 and 12.

As of September 30, 2016, the Company's U.S. pension plans were underfunded by $586 million and non-U.S. plans were underfunded by $411 million. The U.S. funded status includes unfunded plans totaling $216 million and the non-U.S. status includes unfunded plans totaling $237 million. The Company contributed a total of $66 million to defined benefit plans in 2016 and expects to contribute $40 million in 2017. At year-end 2016, the discount rate for U.S. plans was 3.50 percent, and was 4.35 percent in 2015. The assumed investment return on plan assets was 7.50 percent in 2016, 2015 and 2014, and is expected to be 7.25 percent for 2017. Deferred actuarial losses to be amortized to expense in future years were $1,916 million ($1,248 million after-tax) as of September 30, 2016.

INCOME TAXES
Income tax expense and tax assets and liabilities reflect management's assessment of taxes paid or expected to be paid (received) on items included in the financial statements. Deferred tax assets and liabilities arise from temporary differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and consideration of operating loss and tax credit carryforwards. Deferred income taxes are measured using enacted tax rates in effect for the year in which the temporary differences are expected to be recovered or settled. The impact on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. Valuation allowances are provided to reduce deferred tax assets to the amount that will more likely than not be realized. This requires management to make judgments and estimates regarding the amount and timing of the reversal of taxable temporary differences, expected future taxable income, and the impact of tax planning strategies.

Uncertainty exists regarding tax positions taken in previously filed tax returns which remain subject to examination, along with positions expected to be taken in future returns. The Company provides for unrecognized tax benefits, based on the technical merits, when it is more likely than not that an uncertain tax position will not be sustained upon examination. Adjustments are made to the uncertain tax positions when facts and circumstances change, such as the closing of a tax audit; changes in applicable tax laws, including tax case rulings and legislative guidance; or expiration of the applicable statute of limitations.

The Company also pays U.S. federal income taxes, net of available foreign tax credits, on cash repatriated from non-U.S. locations. No provision is made for U.S. income taxes on the undistributed earnings of non-U.S. subsidiaries where these earnings are considered permanently invested or otherwise indefinitely retained for continuing international operations. Determination of the amount of taxes that might be paid on these undistributed earnings if eventually remitted is not practicable. See Notes 1 and 14.

Other Items

LEGAL MATTERS
At September 30, 2016, there were no known contingent liabilities (including guarantees, pending litigation, taxes and other claims) that management believes will be material in relation to the Company's financial statements, nor were there any material commitments outside the normal course of business.

NEW ACCOUNTING PRONOUNCEMENTS
In May 2014, the FASB amended ASC 606, Revenue from Contracts with Customers, to update and consolidate revenue recognition guidance from multiple sources into a single, comprehensive standard to be applied for all contracts with customers. The fundamental principle of the revised standard is to recognize revenue based on the transfer of goods and services to customers at an amount that the Company expects to be entitled to in exchange for those goods and services. Also required are additional disclosures regarding the nature, extent, timing and uncertainty of revenues and associated cash flows. The new standard is effective for the Company in the first quarter of fiscal 2019, with early adoption permitted in the first quarter of fiscal 2018. The new rules may be adopted on either a prospective or retrospective basis. The Company is in the process of evaluating the impact of the revised standard on its financial statements and determining its method of adoption. The Company has completed its initial evaluation and currently does not expect that the updates will materially impact its financial statements.

In February 2016, the FASB amended ASC 842, Leases, to require recognition on the balance sheet of assets and liabilities related to the rights and obligations associated with all lease arrangements. Currently, obligations classified as operating leases are not recorded on the balance sheet but must be disclosed. The new standard is effective for the Company in the first quarter of fiscal 2020. The Company is in the process of evaluating the impact of the revised standard on its financial statements. The Company expects the revised standard to have a material impact on its balance sheet due to the addition of right-of-use assets and lease liabilities related to operating leases, but does not expect it will materially impact its results of operations.

In November 2015, the FASB issued updates to ASC 740, Income Taxes, requiring noncurrent presentation of all deferred tax assets and liabilities on the balance sheet. These updates are effective for the Company in the first quarter of fiscal 2018, with early adoption permitted, and may be adopted on either a prospective or retrospective basis. The Company is in the process of evaluating the impact of the revised standard on its financial statements.

In March 2016, the FASB amended ASC 718, Compensation - Stock Compensation, requiring all excess tax benefits and deficiencies related to share-based payments to be recognized in income tax expense rather than through additional paid-in-capital, and to be presented as operating cash flows instead of financing. These updates are effective in the first quarter of fiscal 2018, with early adoption permitted, and are not expected to materially impact the Company's financial statements.

In May 2015, the FASB issued updates to ASC 820, Fair Value Measurement, requiring investments measured using the net asset value per share practical expedient to be removed from the fair value hierarchy and separately reported when making disclosures. The updates have no impact on operations and do not change the determination of fair value for any investments. These updates are effective for the Company in fiscal 2017 and must be adopted on a retrospective basis. Adoption will affect disclosure only; there will be no impact on the Company’s financial results.

FISCAL 2017 OUTLOOK

Fiscal 2017 will remain difficult, particularly for the automation businesses. Low growth economic conditions coupled with political uncertainty will continue to dampen both operational and capital spending across multiple end markets. Considering these factors, the Company expects net and underlying sales in the Automation Solutions business to be down 4 to 7 percent. The Commercial & Residential Solutions business is expected to have support from more favorable global HVAC and U.S. construction markets resulting in net and underlying sales growth of 2 to 4 percent. Consolidated net and underlying sales for 2017 are expected to decline 1 to 3 percent. Reported earnings per share from continuing operations are expected to be $2.35 to $2.50, compared with $2.45 in 2016. This outlook excludes the impact of the pending acquisition of Pentair’s Valves & Controls business. See Item 1 - “Business” for a description of the Company’s planned business realignment for fiscal 2017.
ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information from this 2016 Annual Report on Form 10-K set forth in Item 8 under "Financial Instruments" is hereby incorporated by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Earnings
EMERSON ELECTRIC CO. & SUBSIDIARIES

Years ended September 30
(Dollars in millions, except per share amounts)

	2014	2015	2016

Net sales	$17,733	16,249	14,522
Costs and expenses:
Cost of sales	9,971	9,241	8,260
Selling, general and administrative expenses	4,164	3,735	3,464
Gains on divestitures of businesses	—	1,039	—
Other deductions, net	211	330	294
Interest expense, net of interest income of: 2014, $18; 2015, $23; 2016, $27	196	175	188
Earnings from continuing operations before income taxes	3,191	3,807	2,316
Income taxes	953	1,267	697
Earnings from continuing operations	2,238	2,540	1,619
Discontinued operations, net of tax: 2014, $211; 2015, $161; 2016, $269	(54)	193	45
Net earnings	2,184	2,733	1,664
Less: Noncontrolling interests in earnings of subsidiaries	37	23	29
Net earnings common stockholders	$2,147	2,710	1,635

Earnings common stockholders:
Earnings from continuing operations	$2,201	2,517	1,590
Discontinued operations, net of tax	(54)	193	45
Net earnings common stockholders	$2,147	2,710	1,635

Basic earnings per share common stockholders:
Earnings from continuing operations	$3.13	3.72	2.46
Discontinued operations	(0.08)	0.29	0.07
Basic earnings per common share	$3.05	4.01	2.53

Diluted earnings per share common stockholders:
Earnings from continuing operations	$3.11	3.71	2.45
Discontinued operations	(0.08)	0.28	0.07
Diluted earnings per common share	$3.03	3.99	2.52

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
EMERSON ELECTRIC CO. & SUBSIDIARIES

Years ended September 30
(Dollars in millions)

	2014	2015	2016
Net earnings	$2,184	2,733	1,664

Other comprehensive income (loss), net of tax:
Foreign currency translation	(344)	(794)	(188)
Pension and postretirement	(54)	(206)	(210)
Cash flow hedges	1	(43)	18
Total other comprehensive income (loss)	(397)	(1,043)	(380)

Comprehensive income	1,787	1,690	1,284

Less: Noncontrolling interests in comprehensive income of subsidiaries	34	22	31
Comprehensive income common stockholders	$1,753	1,668	1,253

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
EMERSON ELECTRIC CO. & SUBSIDIARIES

September 30 (Dollars in millions, except per share amounts)

	2015	2016
ASSETS
Current assets
Cash and equivalents	$3,054	3,182
Receivables, less allowances of $89 in 2015 and $92 in 2016	2,870	2,701
Inventories	1,265	1,208
Other current assets	724	669
Current assets held-for-sale	2,136	2,200
Total current assets	10,049	9,960

Property, plant and equipment, net	2,929	2,931

Other assets
Goodwill	3,847	3,909
Other intangible assets	938	902
Other	239	211
Noncurrent assets held-for-sale	4,086	3,830
Total other assets	9,110	8,852
Total assets	$22,088	21,743

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current maturities of long-term debt	$2,552	2,584
Accounts payable	1,537	1,517
Accrued expenses	2,058	2,126
Income taxes	87	180
Current liabilities held-for-sale	1,566	1,601
Total current liabilities	7,800	8,008

Long-term debt	4,289	4,062

Other liabilities	1,539	1,729

Noncurrent liabilities held-for-sale	332	326

Equity
Common stock, $0.50 par value; authorized, 1,200,000,000 shares; issued, 953,354,012 shares; outstanding, 654,608,521 shares in 2015; 642,796,490 shares in 2016	477	477
Additional paid-in-capital	170	205
Retained earnings	21,308	21,716
Accumulated other comprehensive income (loss)	(1,617)	(1,999)
	20,338	20,399
Less: Cost of common stock in treasury, 298,745,491 shares in 2015; 310,557,522 shares in 2016	12,257	12,831
Common stockholders’ equity	8,081	7,568
Noncontrolling interests in subsidiaries	47	50
Total equity	8,128	7,618
Total liabilities and equity	$22,088	21,743

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Equity
EMERSON ELECTRIC CO. & SUBSIDIARIES

Years ended September 30
(Dollars in millions, except per share amounts)

	2014	2015	2016

Common stock	$477	477	477

Additional paid-in-capital
Beginning balance	352	161	170
Stock plans	160	31	35
Purchase of noncontrolling interests	(351)	(22)	—
Ending balance	161	170	205

Retained earnings
Beginning balance	18,930	19,867	21,308
Net earnings common stockholders	2,147	2,710	1,635
Dividends paid (per share: 2014, $1.72; 2015, $1.88; 2016, $1.90)	(1,210)	(1,269)	(1,227)
Ending balance	19,867	21,308	21,716

Accumulated other comprehensive income (loss)
Beginning balance	(189)	(575)	(1,617)
Foreign currency translation	(333)	(793)	(190)
Pension and postretirement	(54)	(206)	(210)
Cash flow hedges	1	(43)	18
Ending balance	(575)	(1,617)	(1,999)

Treasury stock
Beginning balance	(8,985)	(9,811)	(12,257)
Purchases	(971)	(2,487)	(601)
Issued under stock plans	145	41	27
Ending balance	(9,811)	(12,257)	(12,831)

Common stockholders' equity	10,119	8,081	7,568

Noncontrolling interests in subsidiaries
Beginning balance	133	48	47
Net earnings	37	23	29
Other comprehensive income (loss)	(3)	(1)	2
Dividends paid	(18)	(23)	(28)
Purchase of noncontrolling interests	(101)	—	—
Ending balance	48	47	50

Total equity	$10,167	8,128	7,618

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
EMERSON ELECTRIC CO. & SUBSIDIARIES
Years ended September 30 (Dollars in millions)

	2014	2015	2016
Operating activities
Net earnings	$2,184	2,733	1,664
(Earnings) Loss from discontinued operations, net of tax	54	(193)	(45)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	569	573	568
Changes in operating working capital	159	(181)	93
Pension funding	(130)	(53)	(66)
Gains on divestitures of businesses, after tax	—	(611)	—
Income taxes paid on divestiture gains	—	(424)	—
Other, net	163	196	285
Cash from continuing operations	2,999	2,040	2,499
Cash from discontinued operations	693	489	382
Cash provided by operating activities	3,692	2,529	2,881

Investing activities
Capital expenditures	(651)	(588)	(447)
Purchases of businesses, net of cash and equivalents acquired	(610)	(324)	(132)
Divestitures of businesses	363	1,812	—
Other, net	(155)	(221)	30
Cash from continuing operations	(1,053)	679	(549)
Cash from discontinued operations	(106)	(88)	(77)
Cash provided by (used in) investing activities	(1,159)	591	(626)

Financing activities
Net increase (decrease) in short-term borrowings	180	1,116	(34)
Proceeds from short-term borrowings greater than three months	2,952	2,515	1,264
Payments of short-term borrowings greater than three months	(2,510)	(3,286)	(1,174)
Proceeds from long-term debt	1	1,000	—
Payments of long-term debt	(329)	(504)	(254)
Dividends paid	(1,210)	(1,269)	(1,227)
Purchases of common stock	(1,048)	(2,501)	(601)
Purchase of noncontrolling interests	(574)	—	—
Other, net	(21)	(19)	(19)
Cash used in financing activities	(2,559)	(2,948)	(2,045)

Effect of exchange rate changes on cash and equivalents	(100)	(267)	(82)
Increase (Decrease) in cash and equivalents	(126)	(95)	128
Beginning cash and equivalents	3,275	3,149	3,054
Ending cash and equivalents	$3,149	3,054	3,182

Changes in operating working capital
Receivables	$(163)	241	162
Inventories	(103)	(11)	58
Other current assets	61	(140)	(4)
Accounts payable	232	(256)	(22)
Accrued expenses	85	(4)	(57)
Income taxes	47	(11)	(44)
Total changes in operating working capital	$159	(181)	93

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
EMERSON ELECTRIC CO. & SUBSIDIARIES

Years ended September 30
(Dollars in millions, except per share amounts or where noted)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation
The preparation of the financial statements in conformity with U.S. generally accepted accounting principles
(U.S. GAAP) requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from these estimates. Certain prior year amounts have been reclassified to conform with current year presentation.

In the first quarter of 2015, the Company adopted updates to ASC 205, Presentation of Financial Statements, and ASC 360, Property, Plant and Equipment, regarding the reporting of discontinued operations. These updates raised the threshold for reporting discontinued operations to a strategic business shift having a major effect on an entity's operations and financial results. The updates also added disclosures for disposals of business units qualifying for discontinued presentation, and for some dispositions that do not qualify as discontinued operations but are still considered individually significant components of the entity. The Company's previously announced strategic portfolio repositioning actions resulted in agreements to sell the network power systems business and the power generation, motors and drives businesses. The results of operations for these businesses have been reclassified into discontinued operations and the assets and liabilities are reflected as held-for-sale for all periods presented. See Note 4.

In the first quarter of 2014, the Company adopted revisions to ASC 220, Comprehensive Income, which require disclosure of reclassifications into earnings from accumulated other comprehensive income (AOCI) and other current period activity. There is no change to the items reported in AOCI or when those items should be reclassified into earnings. The revisions did not materially impact the Company’s financial statements.

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its controlled affiliates. Intercompany transactions, profits and balances are eliminated in consolidation. Investments of 20 percent to 50 percent of the voting shares of other entities are accounted for by the equity method. Investments in publicly traded companies of less than 20 percent are carried at fair value, with changes in fair value reflected in accumulated other comprehensive income. Investments in nonpublicly traded companies of less than 20 percent are carried at cost.

Foreign Currency Translation
The functional currency for most of the Company's non-U.S. subsidiaries is the local currency. Adjustments resulting from translating local currency financial statements into U.S. dollars are reflected in accumulated other comprehensive income.

Cash Equivalents
Cash equivalents consist of highly liquid investments with original maturities of three months or less.

Inventories
Inventories are stated at the lower of cost or market. The majority of inventory is valued based on standard costs that approximate average costs, while the remainder is principally valued on a first-in, first-out basis. Cost standards are revised at the beginning of each fiscal year. The annual effect of resetting standards plus any operating variances incurred during each period are allocated to inventories and recognized in cost of sales as product is sold. Following are the components of inventory as of September 30:

	2015	2016
Finished products	$418	382
Raw materials and work in process	847	826
Total inventories	$1,265	1,208

Fair Value Measurement
ASC 820, Fair Value Measurement, establishes a formal hierarchy and framework for measuring certain financial statement items at fair value, and requires disclosures about fair value measurements and the reliability of valuation inputs. Under ASC 820, measurement assumes the transaction to sell an asset or transfer a liability occurs in the principal or at least the most advantageous market for that asset or liability. Within the hierarchy, Level 1 instruments use observable market prices for an identical item in active markets and have the most reliable valuations. Level 2 instruments are valued through broker/dealer quotation or other approaches using market-observable inputs for similar items in active markets, including forward and spot prices, interest rates and volatilities. Level 3 instruments are valued using inputs not observable in an active market, such as company-developed future cash flow estimates, and are considered the least reliable. Valuations for all of the Company's financial instruments fall within Level 2. The fair value of the Company's long-term debt is Level 2, estimated using current interest rates and pricing from financial institutions and other market sources for debt with similar maturities and characteristics.

Property, Plant And Equipment
The Company records investments in land, buildings, and machinery and equipment at cost. Depreciation is computed principally using the straight-line method over estimated service lives, which for principal assets are 30 to 40 years for buildings and 8 to 12 years for machinery and equipment. Long-lived tangible assets are reviewed for impairment whenever events or changes in business circumstances indicate the carrying value of the assets may not be recoverable. Impairment losses are recognized based on estimated fair values if the sum of estimated future undiscounted cash flows of the related assets is less than the carrying values. The components of property, plant and equipment as of September 30 follow:

	2015	2016
Land	$190	210
Buildings	1,762	1,867
Machinery and equipment	4,774	4,932
Construction in progress	379	318
Property, plant and equipment, at cost	7,105	7,327
Less: Accumulated depreciation	4,176	4,396
Property, plant and equipment, net	$2,929	2,931

Goodwill and Other Intangible Assets
Assets and liabilities acquired in business combinations are accounted for using the acquisition method and recorded at their respective fair values. Substantially all goodwill is assigned to the reporting unit that acquires a business. A reporting unit is an operating segment as defined in ASC 280, Segment Reporting, or a business one level below an operating segment if discrete financial information for that business unit is prepared and regularly reviewed by the segment manager. The Company conducts annual impairment tests of goodwill in the fourth quarter. If an initial assessment indicates it is more likely than not goodwill might be impaired, it is evaluated by comparing the reporting unit's estimated fair value to its carrying value. Goodwill is also tested for impairment between annual tests if events or circumstances indicate the fair value of a unit may be less than its carrying value. If the carrying amount exceeds the estimated fair value, impairment is recognized to the extent that recorded goodwill exceeds the implied fair value of that goodwill. Estimated fair values of reporting units are Level 3 measures and are developed generally under an income approach that discounts estimated future cash flows using risk-adjusted interest rates.

All of the Company's identifiable intangible assets are subject to amortization on a straight-line basis over their estimated useful lives. Identifiable intangibles consist of intellectual property such as patents and trademarks, customer relationships and capitalized software. Identifiable intangibles are also subject to evaluation for potential impairment if events or circumstances indicate the carrying amount may not be recoverable. See Note 7.

Product Warranty
Warranties vary by product line and are competitive for the markets in which the Company operates. Warranties generally extend for a period of one to two years from the date of sale or installation. Provisions for warranty are determined primarily based on historical warranty cost as a percentage of sales or a fixed amount per unit sold based on failure rates, adjusted for specific problems that may arise. Product warranty expense is less than 1 percent of sales.

Revenue Recognition
The Company recognizes nearly all of its revenues through the sale of manufactured products and records the sale when products are shipped or delivered, title and risk of loss pass to the customer, and collection is reasonably assured. In certain limited circumstances, revenue is recognized using the percentage-of-completion method as performance occurs, or in accordance with ASC 985-605 related to software. Management believes that all relevant criteria and conditions are considered when recognizing revenue.

Sales arrangements sometimes involve delivering multiple elements. In these instances, the revenue assigned to each element is based on vendor-specific objective evidence, third-party evidence or a management estimate of the relative selling price. Revenue is recognized individually for delivered elements if they have value to the customer on a stand-alone basis and the performance of the undelivered items is probable and substantially in the Company's control, or the undelivered elements are inconsequential or perfunctory and there are no unsatisfied contingencies related to payment. Approximately 5 percent of the Company's revenues from continuing operations arise from qualifying sales arrangements that include the delivery of multiple elements, principally in the Process Management segment. The vast majority of these deliverables are tangible products, with a smaller portion attributable to installation, service or maintenance. Generally, contract duration is short term, and cancellation, termination or refund provisions apply only in the event of contract breach and have historically not been invoked.

Derivatives and Hedging
In the normal course of business, the Company is exposed to changes in interest rates, foreign currency exchange rates and commodity prices due to its worldwide presence and diverse business profile. The Company's foreign currency exposures relate to transactions denominated in currencies that differ from the functional currencies of its business units, primarily in euros, Mexican pesos, Singapore dollars and Indian rupees. Primary commodity exposures are price fluctuations on forecasted purchases of copper and aluminum and related products. As part of the Company's risk management strategy, derivative instruments are selectively used in an effort to minimize the impact of these exposures. Foreign exchange forwards and options are utilized to hedge foreign currency exposures impacting sales or cost of sales transactions, firm commitments and the fair value of assets and liabilities, while swap and option contracts may be used to minimize the effect of commodity price fluctuations on the cost of sales. All derivatives are associated with specific underlying exposures and the Company does not hold derivatives for trading or speculative purposes. The duration of hedge positions is generally two years or less.

All derivatives are accounted for under ASC 815, Derivatives and Hedging, and recognized at fair value. For derivatives hedging variability in future cash flows, the effective portion of any gain or loss is deferred in stockholders' equity and recognized when the underlying hedged transaction impacts earnings. The majority of the Company's derivatives that are designated as hedges and qualify for deferral accounting are cash flow hedges. For derivatives hedging the fair value of existing assets or liabilities, both the gain or loss on the derivative and the offsetting loss or gain on the hedged item are recognized in earnings each period. Currency fluctuations on non-U.S. dollar obligations that have been designated as hedges of non-U.S. dollar net asset exposures are reported in equity. To the extent that any hedge is not fully effective at offsetting changes in the underlying hedged item, there could be a net earnings impact. The Company also uses derivatives to hedge economic exposures that do not receive deferral accounting under ASC 815. The underlying exposures for these hedges relate primarily to purchases of commodity-based components used in the Company's manufacturing processes, and the revaluation of certain foreign-currency-denominated assets and liabilities. Gains or losses from the ineffective portion of any hedge, as well as any gains or losses on derivative instruments not designated as hedges, are recognized in the income statement immediately.

Counterparties to derivative arrangements are companies with high credit ratings, and the Company has bilateral collateral arrangements with them for which credit rating-based posting thresholds vary depending on the arrangement. If credit ratings on the Company's debt fall below preestablished levels, counterparties can require immediate full collateralization on all instruments in net liability positions. No collateral was posted with counterparties and none was held by the Company at year end. If contractual thresholds had been exceeded, the maximum collateral the Company could have been required to post was $47. The Company can also demand full collateralization of instruments in net asset positions should any of the Company's counterparties' credit ratings fall below certain thresholds. Risk from credit loss when derivatives are in asset positions is not considered material. The Company has master netting arrangements in place with its counterparties that allow the offsetting of certain derivative-related amounts receivable and payable when settlement occurs in the same period. Accordingly, counterparty balances are netted in the consolidated balance sheet and are reported in other current assets or accrued expenses as appropriate, depending on positions with counterparties as of the balance sheet date. See Note 8.

Income Taxes
The provision for income taxes is based on pretax income reported in the consolidated statements of earnings and tax rates currently enacted in each jurisdiction. Certain income and expense items are recognized in different time periods for financial reporting and income tax filing purposes, and deferred income taxes are provided for the effect of temporary differences. The Company also provides for U.S. federal income taxes, net of available foreign tax credits, on earnings intended to be repatriated from non-U.S. locations. No provision has been made for U.S. income taxes on approximately $5.2 billion of undistributed earnings of non-U.S. subsidiaries as of September 30, 2016, as these earnings are considered permanently invested or otherwise indefinitely retained for continuing international operations. Recognition of U.S. taxes on undistributed non-U.S. earnings would be triggered by a management decision to repatriate those earnings. Determination of the amount of taxes that might be paid on these undistributed earnings if eventually remitted is not practicable. See Note 14.

(2) WEIGHTED-AVERAGE COMMON SHARES

Basic earnings per common share consider only the weighted-average of common shares outstanding while diluted earnings per common share also consider the dilutive effects of stock options and incentive shares. Options to purchase approximately 13.3 million, 5.9 million and 4.6 million shares of common stock were excluded from the computation of diluted earnings per share in 2016, 2015 and 2014, respectively, as the effect would have been antidilutive. Earnings allocated to participating securities were inconsequential for all years presented. Reconciliations of weighted-average shares for basic and diluted earnings per common share follow (shares in millions):

	2014	2015	2016
Basic shares outstanding	700.2	673.3	644.0
Dilutive shares	3.9	3.2	2.8
Diluted shares outstanding	704.1	676.5	646.8

(3) ACQUISITIONS AND DIVESTITURES

The Company acquired six businesses in 2016, four in Process Management's final control and measurement devices businesses and two in Climate Technologies. Total cash paid for these businesses was $132, net of cash acquired. Annualized sales for these businesses were approximately $51 in 2016. The Company recognized goodwill of $83 ($27 of which is expected to be tax deductible) and other identifiable intangible assets of $50, primarily customer relationships and intellectual property with a weighted-average life of approximately 9 years. Valuations of certain acquired assets and liabilities are in-process and subject to refinement. These acquisitions complement the existing segment portfolios and create incremental growth opportunities.

In the fourth quarter of 2016, the Company entered into an agreement to purchase Pentair's Valves & Controls business for $3.15 billion, subject to certain post-closing adjustments. This business, with sales of approximately $1.6 billion, is a manufacturer of control, isolation and pressure relief valves and actuators, and complements the Process Management segment's final control business. The transaction is expected to close by the end of calendar year 2016 or shortly thereafter, subject to customary closing conditions and various regulatory approvals.

The Company completed eight acquisitions in 2015, seven in Process Management and one in Commercial & Residential Solutions, which had combined annualized sales of approximately $115. Total cash paid for all businesses was $324, net of cash acquired. The Company recognized goodwill of $178 ($42 of which is expected to be tax deductible) and other intangible assets of $128, primarily customer relationships and intellectual property with a weighted-average life of approximately 10 years.

In January 2015, the Company completed the sale of its mechanical power transmission solutions business to Regal Beloit Corporation for $1.4 billion, and recognized a pretax gain from the transaction of $939 ($532 after-tax, $0.78 per share). Assets and liabilities sold were as follows: current assets, $182 (accounts receivable, inventories, other current assets); other assets, $374 (property, plant and equipment, goodwill, other noncurrent assets); accrued expenses, $56 (accounts payable, other current liabilities); and other liabilities, $41. Proceeds from the divestiture were used for share repurchase. This business was previously reported in the Industrial Automation segment, and had partial year sales in 2015 of $189 and related pretax earnings of $21. Power transmission solutions designs and manufactures market-leading couplings, bearings, conveying components and gearing and drive components, and provides supporting services and solutions.

On September 30, 2015, the Company sold its InterMetro commercial storage business to Ali Group of Italy for $411 in cash and recognized a pretax gain from the transaction of $100 ($79 after-tax, $0.12 per share). This business had annual sales of $288 and pretax earnings of $42 in 2015 and was reported in the Commercial & Residential Solutions segment. Assets and liabilities sold were as follows: current assets, $62 (accounts receivable, inventories, other current assets); other assets, $292 (property, plant and equipment, goodwill, other noncurrent assets); current liabilities, $34 (accounts payable, other current liabilities); and other liabilities, $9. InterMetro is a leading manufacturer and supplier of storage and transport products in the food service, commercial products and health care industries.

In the first quarter of 2014, the Company acquired 100 percent of Virgo Valves and Controls Limited and Enardo Holdings, both in the Process Management final control business. Virgo is a manufacturer of engineered valves and automation systems and Enardo is a manufacturer of tank and terminal safety equipment. Total cash paid for both businesses was approximately $506, net of cash acquired, and the Company also assumed $76 of debt. Combined sales for Virgo and Enardo in 2014 were $321. Goodwill of $323 (largely nondeductible) and identifiable intangible assets of $178, primarily customer relationships and patents and technology with weighted-average lives of approximately 12 years, were recognized from these transactions. The Company also acquired four other smaller businesses in 2014 for a total of approximately $104, net of cash acquired. Combined annual sales for these four businesses were approximately $55. These acquisitions were complementary to the existing business portfolio.

In the second quarter of 2014, the Company acquired the remaining 44.5 percent noncontrolling interest in Appleton Group (formally EGS Electrical Group), which is reported in Industrial Automation, for $574. Full ownership provides growth opportunities in the oil and gas and chemicals end markets by leveraging the Company's Process Management and international distribution channels. The transaction reduced noncontrolling interests $101 and common stockholders' equity $343, and increased deferred tax assets $130. The transaction did not affect consolidated results of operations other than eliminating the noncontrolling interest's share of future earnings and distributions from this business. Sales for this electrical distribution business were $542 in 2014.

In November 2013, the Company completed the divestiture of a 51 percent controlling interest in Artesyn and received proceeds of $264, net of working capital adjustments. The Company retained an interest with a fair value of approximately $60, determined using a Level 3 option pricing model. A tax benefit of $20 was recognized on completion of the transaction. Consolidated operating results for 2014 include sales of $146 and a net loss of $9 for this business through the closing date. As the Company retained a noncontrolling interest in this business, it was not classified as discontinued operations. Assets and liabilities held-for-sale at the closing date were: other current assets, $367 (accounts receivable, inventories, other current assets); other assets, $212 (property plant and equipment, goodwill, other noncurrent assets); and accrued expenses, $255 (accounts payable and other liabilities). Prior to the divestiture, cash of $376 ($308, after tax provided for in fiscal 2013) was repatriated from this business. In fiscal 2013, the Company initiated the purchase of $600 of Emerson common stock in anticipation of the sale proceeds and the cash repatriation. The purchase of shares was completed in the first quarter of 2014.

In the fourth quarter of 2014, the Company sold its connectivity solutions business for $99 in cash, and recognized a slight gain. This business reported 2014 sales of $63 and pretax earnings of $3. Connectivity solutions offered industry-leading fiber optic, radio-frequency and microwave-coaxial technologies that safeguard network reliability.

The results of operations of the acquired businesses discussed above have been included in the Company's consolidated results of operations since the respective dates of acquisition.

(4) DISCONTINUED OPERATIONS

The Company previously announced strategic actions to streamline its portfolio, drive growth and accelerate value creation for shareholders. These plans consisted of divesting its network power systems business through a spinoff to shareholders or sale, and also exploring strategic alternatives, including potential sale, of its power generation, motors and drives businesses. As of July 29, 2016, the Company entered into an agreement to sell its network power systems business for $4.0 billion in cash, subject to certain post-closing adjustments, and will retain a subordinated interest in distributions, contingent upon the equity holders first receiving a threshold return on their initial investment. This business comprised the former Network Power segment and provides mission-critical infrastructure products and solutions and life cycle management services for vital applications in data centers, communication networks, and commercial/industrial environments. Also, on July 30, 2016, the Company entered into an agreement to sell its power generation, motors and drives businesses for a value of $1.2 billion, representing cash plus assumption of certain postretirement liabilities by the buyer, subject to post-closing adjustments. These businesses were previously reported in the Industrial Automation segment, and provide low, medium and high voltage alternators and other power generation equipment and commercial and industrial motors and drives, which are used in a wide variety of manufacturing and industrial applications. Both transactions are expected to close by the end of calendar year 2016 or shortly thereafter, subject to customary closing conditions and regulatory approvals. The results of operations for these businesses have been reclassified into discontinued operations and the assets and liabilities are reflected as held-for-sale for all periods presented.

The financial results of the network power systems business and the power generation, motors and drives businesses reported as discontinued operations for the years ending September 30, 2016, 2015 and 2014, were as follows:

	Network Power Systems			Power Generation, Motors and Drives			Total
	2014	2015	2016	2014	2015	2016	2014	2015	2016
Net sales	$4,868	4,426	4,378	1,974	1,668	1,368	6,842	6,094	5,746
Cost of sales	3,012	2,810	2,708	1,434	1,244	1,033	4,446	4,054	3,741
SG&A	1,205	1,143	1,101	346	306	269	1,551	1,449	1,370
Other deductions, net	668	222	172	20	15	149	688	237	321
Earnings (Loss) before income taxes	(17)	251	397	174	103	(83)	157	354	314
Income taxes	163	134	218	48	27	51	211	161	269
Earnings (Loss), net of tax	$(180)	117	179	126	76	(134)	(54)	193	45

Net earnings from discontinued operations include separation costs to execute the portfolio repositioning of $220 and $52 for 2016 and 2015, respectively. These costs include income tax expense of $143 in 2016 and $42 in 2015 for repatriation of cash from these businesses, reorganization of their legal structures prior to sale, and basis differences for book and tax. Separation costs also include legal, consulting, investment banking and other expenses of $77 and $10 for 2016 and 2015, respectively. In addition, net earnings for 2016 include a loss of $103 to write down the power generation, motors and drives businesses to the sales price less costs to sell, and lower expense of $24 due to ceasing depreciation and amortization for the discontinued businesses held-for-sale. Earnings for 2014 include a noncash goodwill impairment charge of $508 related to the network power systems business in Europe, which had been unable to meet its operating objectives due to a weak Western Europe economy and had an uncertain outlook.

Upon completion of the transactions, the Company preliminarily expects to recognize a pretax gain of approximately $500 and to break even after-tax, subject to finalization of several matters including separation costs to complete the transactions. In addition, the Company may incur U.S. tax costs of approximately $200 for repatriation of estimated sales proceeds of $1.5 billion expected to be received offshore in connection with the transactions. The Company's decision whether to repatriate these proceeds will be determined in connection with funding needs for the acquisition of Pentair's Valves & Controls non-U.S. operations.

The aggregate carrying amounts of the major classes of assets and liabilities classified as held-for-sale as of September 30, 2016 and 2015 are summarized as follows:

	Network Power Systems		Power Generation, Motors and Drives		Total
	2015	2016	2015	2016	2015	2016
Assets
Receivables, less allowances	$1,121	1,202	328	290	1,449	1,492
Inventories	386	381	196	197	582	578
Other current assets	90	108	15	22	105	130
Property plant & equipment, net	362	352	294	259	656	611
Goodwill	2,144	2,111	662	580	2,806	2,691
Other noncurrent assets	557	473	67	55	624	528
Total assets held-for-sale	$4,660	4,627	1,562	1,403	6,222	6,030

Liabilities
Accounts payable	$611	664	210	176	821	840
Other current liabilities	599	620	146	141	745	761
Deferred taxes and other noncurrent liabilities	245	227	87	99	332	326
Total liabilities held-for-sale	$1,455	1,511	443	416	1,898	1,927

The net cash provided by operating activities and net cash provided (used) by investing activities for the network power systems business and the power generation, motors and drives businesses for the years ending September 30, 2016, 2015 and 2014, were as follows:

	Network Power Systems			Power Generation, Motors and Drives			Total
	2014	2015	2016	2014	2015	2016	2014	2015	2016
Cash provided by operating activities	$507	378	343	186	111	39	693	489	382
Cash used in investing activities	$(57)	(48)	(33)	(49)	(40)	(44)	(106)	(88)	(77)

Cash provided by operating activities in 2016 was reduced by payments of $179 for separation costs.

(5) OTHER DEDUCTIONS, NET

Other deductions, net are summarized as follows:
	2014	2015	2016
Amortization of intangibles (intellectual property and customer relationships)	$95	94	84
Restructuring costs	39	138	96
Other	77	98	114
Total	$211	330	294

Other is composed of several items, including foreign currency transaction gains and losses, bad debt expense, equity investment income and losses, litigation and other items. The increase in other for 2016 is primarily due to an unfavorable foreign currency transaction impact of $67, partially offset by lower litigation costs of $30 and a $21 gain on payments received related to dumping duties collected by U.S. Customs from 2006 through 2010, but not distributed to affected domestic producers until resolution of certain legal challenges to the U.S. Continued Dumping and Subsidy Offset Act. The increase in 2015 is primarily due to higher litigation costs of $29 and an unfavorable foreign currency transaction impact of $15, partially offset by a favorable comparative effect from the $34 Artesyn equity investment loss in 2014.

(6) RESTRUCTURING COSTS

Each year the Company incurs costs to size its businesses to levels appropriate for current economic conditions and to continually improve its cost structure and operational efficiency, deploy assets globally, and remain competitive on a worldwide basis. Costs result from numerous individual actions implemented across the Company's various operating units on an ongoing basis and can include costs for moving facilities to best-cost locations, restarting plants after relocation or geographic expansion to better serve local markets, reducing forcecount or the number of facilities, exiting certain product lines, and other costs resulting from asset deployment decisions. By category, shutdown costs include severance and benefits, stay bonuses, lease and other contract termination costs and asset write-downs. Vacant facility costs include security, maintenance, utilities and other costs. Start-up and moving costs include the costs of relocating fixed assets and employee training and relocation.

Restructuring expenses were $96, $138 and $39, respectively, for 2016, 2015 and 2014. Restructuring activity accelerated in 2015 to address the slowdown in global capital spending and remained elevated in 2016 due to continued weakness globally and in connection with the Company's strategic portfolio repositioning activities. The Company currently expects 2017 restructuring expense to be approximately $50, including costs to complete actions initiated before the end of 2016 and for actions anticipated to be approved and initiated during 2017.

The change in the liability for restructuring costs during the years ended September 30 follows:

	2015	Expense	Utilized/Paid	2016
Severance and benefits	$64	66	86	44
Lease and other contract terminations	1	9	5	5
Asset write-downs	—	4	4	—
Vacant facility and other shutdown costs	3	7	7	3
Start-up and moving costs	2	10	10	2
Total	$70	96	112	54

	2014	Expense	Utilized/Paid	2015
Severance and benefits	$16	110	62	64
Lease and other contract terminations	—	2	1	1
Asset write-downs	—	3	3	—
Vacant facility and other shutdown costs	—	9	6	3
Start-up and moving costs	1	14	13	2
Total	$17	138	85	70

Restructuring costs by business segment follows:

	2014	2015	2016
Process Management	$17	89	74
Industrial Automation	4	13	6
Climate Technologies	14	20	5
Commercial & Residential Solutions	2	11	2
Corporate	2	5	9
Total	$39	138	96

Costs incurred in 2016 and 2015 related to the reduction and selective repositioning of the Company’s cost structure to address global economic weakness and in connection with the portfolio repositioning through facilities and forcecount rationalization in Europe and North America, primarily in Process Management. In 2014, costs primarily related to the deployment of resources to better serve local markets and higher growth areas, and were concentrated in Process Management and Climate Technologies in Asia and Europe. In 2016, restructuring activities included actions to exit 19 production or office facilities worldwide and eliminate approximately 1,900 positions. Expenses incurred in 2015 and 2014 included actions to exit 12 and 8 facilities, and eliminate approximately 3,100 and 1,600 positions, respectively.

(7) GOODWILL AND OTHER INTANGIBLES

Purchases of businesses are accounted for under the acquisition method, with substantially all goodwill assigned to the reporting unit that acquires the business. Under an impairment test performed annually, if the carrying amount of a reporting unit exceeds its estimated fair value, impairment is recognized to the extent that the carrying amount of the unit's goodwill exceeds the implied fair value of the goodwill. Fair values of reporting units are Level 3 measures which are estimated generally using an income approach that discounts future cash flows using risk-adjusted interest rates, as well as earnings multiples or other techniques as warranted. Fair values are subject to changes in underlying economic conditions. See Note 3 for further discussion of changes in goodwill related to acquisitions and divestitures.

The change in the carrying value of goodwill by business segment follows:

	Process Management	Industrial Automation	Climate Technologies	Commercial & Residential Solutions
					Total
Balance, September 30, 2014	$2,701	607	500	430	4,238
Acquisitions	176	—	—	2	178
Divestitures	0	(213)	0	(228)	(441)
Foreign currency translation and other	(87)	(25)	(8)	(8)	(128)
Balance, September 30, 2015	2,790	369	492	196	3,847
Acquisitions	39	—	44	—	83
Foreign currency translation and other	(19)	2	(4)	—	(21)
Balance, September 30, 2016	$2,810	371	532	196	3,909

The gross carrying amount and accumulated amortization of identifiable intangible assets by major class follow:

	Customer Relationships		Intellectual Property		Capitalized Software		Total
	2015	2016	2015	2016	2015	2016	2015	2016
Gross carrying amount	$591	580	675	730	1,018	1,071	2,284	2,381
Less: Accumulated amortization	247	286	361	393	738	800	1,346	1,479
Net carrying amount	$344	294	314	337	280	271	938	902

Intangible asset amortization expense for 2016, 2015 and 2014 was $177, $174 and $167, respectively. Based on intangible asset balances as of September 30, 2016, amortization expense is expected to approximate $172 in 2017, $154 in 2018, $128 in 2019, $105 in 2020 and $88 in 2021.

(8) FINANCIAL INSTRUMENTS

Hedging Activities
As of September 30, 2016, the notional amount of foreign currency hedge positions was approximately $1.4 billion, while commodity hedge contracts totaled approximately 51 million pounds ($103) of copper and aluminum. All derivatives receiving deferral accounting are cash flow hedges. The majority of hedging gains and losses deferred as of September 30, 2016 are expected to be recognized over the next 12 months as the underlying forecasted transactions occur. Gains and losses on foreign currency derivatives reported in other deductions, net reflect hedges of balance sheet exposures that do not receive deferral accounting.

Amounts included in earnings and other comprehensive income follow:

		Gain (Loss) to Earnings			Gain (Loss) to OCI
		2014	2015	2016	2014	2015	2016
	Location
Commodity	Cost of sales	$(12)	(24)	(35)	(16)	(43)	(9)
Foreign currency	Sales, cost of sales	10	(12)	(41)	15	(61)	(38)
Foreign currency	Other deductions, net	(3)	14	(27)
Total		$(5)	(22)	(103)	(1)	(104)	(47)

Regardless of whether derivatives receive deferral accounting, the Company expects hedging gains or losses to be essentially offset by losses or gains on the related underlying exposures. The amounts ultimately recognized will differ from those presented above for open positions, which remain subject to ongoing market price fluctuations until settlement. Derivatives receiving deferral accounting are highly effective and no amounts were excluded from the assessment of hedge effectiveness. Hedge ineffectiveness was immaterial in all years shown.

Fair Value Measurement
The estimated fair value of long-term debt was $4,806 and $4,936, respectively, as of September 30, 2016 and 2015, which exceeded the carrying value by $477 and $356, respectively. As of September 30, 2016, the fair value of commodity contracts and foreign currency contracts was reported in other current assets and accrued expenses. Valuations of derivative contract positions as of September 30 follow:

	2015		2016
	Assets	Liabilities	Assets	Liabilities
Foreign currency	$30	65	7	49
Commodity	$—	29	2	4

(9) SHORT-TERM BORROWINGS AND LINES OF CREDIT

Short-term borrowings and current maturities of long-term debt are as follows:

	2015	2016
Current maturities of long-term debt	$291	267
Commercial paper	2,261	2,317
Total	$2,552	2,584

Interest rate for weighted-average short-term borrowings at year end	0.2%	0.5%

The Company routinely issues commercial paper as a source of short-term financing. In April 2014, the Company entered into a $3.5 billion five-year revolving backup credit facility with various banks, which replaced a December 2010 $2.75 billion facility. The credit facility is maintained to support general corporate purposes, including commercial paper borrowing. The Company has not incurred any borrowings under this or previous facilities. The credit facility contains no financial covenants and is not subject to termination based on a change of credit rating or material adverse changes. The facility is unsecured and may be accessed under various interest rate and currency denomination alternatives at the Company's option. Fees to maintain the facility are immaterial.

(10) LONG-TERM DEBT

The details of long-term debt follow:

	2015	2016
4.75% notes due October 2015	$250	—
5.125% notes due December 2016	250	250
5.375% notes due October 2017	250	250
5.25% notes due October 2018	400	400
5.0% notes due April 2019	250	250
4.875% notes due October 2019	500	500
4.25% notes due November 2020	300	300
2.625% notes due December 2021	500	500
2.625% notes due February 2023	500	500
3.15% notes due June 2025	500	500
6.0% notes due August 2032	250	250
6.125% notes due April 2039	250	250
5.25% notes due November 2039	300	300
Other	80	79
Long-term debt	4,580	4,329
Less: Current maturities	291	267
Total, net	$4,289	4,062

Long-term debt maturing during each of the four years after 2017 is $270, $690, $502 and $300, respectively. Total interest paid on all debt was approximately $209, $196 and $210 in 2016, 2015 and 2014, respectively. During the year, the Company repaid $250 of 4.75% notes that matured in October 2015. In 2015, the Company repaid $250 of 5.0% notes that matured in December 2014 and $250 of 4.125% notes that matured in April 2015.

The Company maintains a universal shelf registration statement on file with the SEC under which it can issue debt securities, preferred stock, common stock, warrants, share purchase contracts or share purchase units without a predetermined limit. Securities can be sold in one or more separate offerings with the size, price and terms to be determined at the time of sale.

(11) RETIREMENT PLANS

Retirement plans expense includes the following components:

	U.S. Plans			Non-U.S. Plans
	2014	2015	2016	2014	2015	2016
Defined benefit plans:
Service cost (benefits earned during the period)	$59	69	59	32	37	26
Interest cost	182	182	148	53	46	39
Expected return on plan assets	(286)	(303)	(296)	(58)	(58)	(52)
Net amortization and other	153	174	166	18	20	17
Net periodic pension expense	108	122	77	45	45	30
Defined contribution plans	119	111	104	59	61	56
Total retirement plans expense	$227	233	181	104	106	86

Beginning in 2016, the Company refined the method used to determine the service and interest cost components of pension expense for its U.S. retirement plans. The specific spot rates along the yield curve, rather than the single weighted-average rate previously used, are now applied to the projected cash flows to provide more precise measurement of these costs. This is a change in estimate which has been accounted for prospectively in the 2016 financial statements. The change reduced the 2016 service and interest cost by a total of $38 compared with the cost measured using the weighted-average approach. The increase in net periodic pension expense in 2015 is attributable to higher service costs and amortization compared to the prior year. Net periodic pension expense includes $12, $14 and $11 and defined contribution expense includes $34, $33 and $33, for 2016, 2015 and 2014, respectively, related to discontinued operations. For defined contribution plans, the Company makes cash contributions based on plan requirements, which are expensed as incurred.

The Company transitioned from defined benefit to defined contribution retirement plans in 2016. The principal U.S. defined benefit pension plan closed to employees hired after January 1, 2016, and current employees not meeting combined age and years of service criteria ceased accruing benefits effective October 1, 2016. Affected employees were enrolled in an enhanced defined contribution plan. The impact of these actions had an inconsequential impact on the Company's financial statements at September 30, 2016. Over time, defined benefit plan expense will decline while defined contribution plan expense will increase, with an expectation of reduced earnings volatility.

All of the following tables include defined benefit plans related to continuing and discontinued operations.

Details of the changes in the actuarial present value of the projected benefit obligation and the fair value of plan assets for defined benefit pension plans follow:

	U.S. Plans		Non-U.S. Plans
	2015	2016	2015	2016
Projected benefit obligation, beginning	$4,336	4,263	1,330	1,248
Service cost	69	59	37	26
Interest cost	182	148	46	39
Actuarial (gain) loss	137	565	44	275
Benefits paid	(181)	(191)	(36)	(31)
Settlements	(205)	(151)	(25)	(82)
Acquisitions (Divestitures), net	(70)	—	(4)	(6)
Foreign currency translation and other	(5)	3	(144)	(149)
Projected benefit obligation, ending	$4,263	4,696	1,248	1,320

Fair value of plan assets, beginning	$4,473	3,928	988	935
Actual return on plan assets	(137)	491	49	155
Employer contributions	20	31	33	35
Benefits paid	(181)	(191)	(36)	(31)
Settlements	(205)	(151)	(25)	(82)
Acquisitions (Divestitures), net	(44)	—	(2)	—
Foreign currency translation and other	2	2	(72)	(103)
Fair value of plan assets, ending	$3,928	4,110	935	909

Net amount recognized in the balance sheet	$(335)	(586)	(313)	(411)

Location of net amount recognized in the balance sheet:
Noncurrent asset	$—	—	30	1
Current liability	(11)	(11)	(6)	(7)
Noncurrent liability	(316)	(565)	(227)	(279)
Net liability held-for-sale	(8)	(10)	(110)	(126)
Net amount recognized in the balance sheet	(335)	(586)	(313)	(411)

Pretax accumulated other comprehensive loss	$(1,322)	(1,527)	(306)	(389)

Approximately $234 of the $1,916 of pretax losses deferred in accumulated other comprehensive income (loss) at September 30, 2016 will be amortized to expense in 2017. As of September 30, 2016, U.S. pension plans were underfunded by $586 and non-U.S. plans were underfunded by $411. The U.S. funded status includes unfunded plans totaling $216 and the non-U.S. status includes unfunded plans totaling $237.

As of the September 30, 2016 and 2015 measurement dates, the plans' total accumulated benefit obligation was $5,729 and $5,254, respectively. Also as of the measurement dates, the total projected benefit obligation, accumulated benefit obligation and fair value of plan assets for individual plans with accumulated benefit obligations in excess of plan assets were $5,951, $5,678 and $4,958, respectively, for 2016, and $1,245, $1,139 and $648, respectively, for 2015.

Future benefit payments by U.S. plans are estimated to be $215 in 2017, $224 in 2018, $233 in 2019, $241 in 2020, $249 in 2021 and $1,326 in total over the five years 2022 through 2026. Based on foreign currency exchange rates as of September 30, 2016, future benefit payments by non-U.S. plans are estimated to be $41 in 2017, $42 in 2018, $45 in 2019, $47 in 2020, $51 in 2021 and $306 in total over the five years 2022 through 2026. The Company expects to contribute approximately $40 to its retirement plans in 2017.

The weighted-average assumptions used in the valuation of pension benefits follow:

	U.S. Plans			Non-U.S. Plans
	2014	2015	2016	2014	2015	2016
Net pension expense
Discount rate used to determine service cost	4.75%	4.25%	4.60%	4.2%	3.6%	3.3%
Discount rate used to determine interest cost	4.75%	4.25%	3.50%	4.2%	3.6%	3.3%
Expected return on plan assets	7.50%	7.50%	7.50%	6.6%	6.6%	6.4%
Rate of compensation increase	3.25%	3.25%	3.25%	3.2%	3.4%	3.4%

Benefit obligations
Discount rate	4.25%	4.35%	3.50%	3.6%	3.3%	2.3%
Rate of compensation increase	3.25%	3.25%	3.25%	3.4%	3.4%	3.2%

The discount rate for the U.S. retirement plans was 3.50 percent as of September 30, 2016. An actuarially developed, company-specific yield curve is used to determine the discount rate. The expected return on plan assets assumption is determined by reviewing the investment returns of the plans for the past 10 years plus longer-term historical returns of an asset mix approximating the Company's asset allocation targets, and periodically comparing these returns to expectations of investment advisors and actuaries to determine whether long-term future returns are expected to differ significantly from the past.

The Company's asset allocations at September 30, 2016 and 2015, and weighted-average target allocations follow:

	U.S. Plans			Non-U.S. Plans
	2015	2016	Target	2015	2016	Target
Equity securities	65%	66%	60-70%	55%	51%	50-60%
Debt securities	30	29	25-35	32	36	25-35
Other	5	5	3-10	13	13	10-20
Total	100%	100%	100%	100%	100%	100%

The primary objective for the investment of pension assets is to secure participant retirement benefits by earning a reasonable rate of return. Plan assets are invested consistent with the provisions of the prudence and diversification rules of ERISA and with a long-term investment horizon. The Company continuously monitors the value of assets by class and routinely rebalances to remain within target allocations. The strategy for equity assets is to minimize concentrations of risk by investing primarily in companies in a diversified mix of industries worldwide, while targeting neutrality in exposure to market capitalization levels, growth versus value profile, global versus regional markets, fund types and fund managers. The approach for bonds emphasizes investment-grade corporate and government debt with maturities matching a portion of the longer duration pension liabilities. The bonds strategy also includes a high-yield element which is generally shorter in duration. For diversification, a small portion of U.S. plan assets is allocated to private equity partnerships and real asset fund investments, providing opportunities for above market returns. Leveraging techniques are not used and the use of derivatives in any fund is limited and inconsequential.

The fair values of defined benefit pension assets as of September 30, organized by asset class and by the fair value hierarchy of ASC 820, Fair Value Measurement, follow:

	Level 1	Level 2	Level 3	Total	%
2016
U.S. equities	$1,081	305	292	1,678	33%
International equities	627	607	—	1,234	25%
Emerging market equities	—	257	—	257	5%
Corporate bonds	—	648	—	648	13%
Government bonds	3	749	—	752	15%
High-yield bonds	—	122	—	122	2%
Other	144	71	113	328	7%
Total	$1,855	2,759	405	5,019	100%

2015
U.S. equities	$956	460	257	1,673	34%
International equities	502	677	—	1,179	24%
Emerging market equities	—	211	—	211	4%
Corporate bonds	—	628	—	628	13%
Government bonds	2	674	—	676	14%
High-yield bonds	—	175	—	175	4%
Other	140	67	114	321	7%
Total	$1,600	2,892	371	4,863	100%

Asset Classes
U.S. equities reflect companies domiciled in the U.S., including multinational companies. International equities are comprised of companies domiciled in developed nations outside the U.S. Emerging market equities are comprised of companies domiciled in portions of Asia, Eastern Europe and Latin America. Corporate bonds represent investment-grade debt of issuers primarily from the U.S. Government bonds include investment-grade instruments issued by federal, state and local governments, primarily in the U.S. High-yield bonds include noninvestment-grade debt from a diverse group of developed market issuers. Other includes cash, interests in mixed asset funds investing in commodities, natural resources, agriculture, real estate and infrastructure funds, life insurance contracts (U.S.), and shares in certain general investment funds of financial institutions or insurance arrangements (non-U.S.) that typically ensure no market losses or provide for a small minimum return guarantee.

Fair Value Hierarchy Categories
Valuations of Level 1 assets for all classes are based on quoted closing market prices from the principal exchanges where the individual securities are traded. Cash is valued at cost, which approximates fair value. Equity securities categorized as Level 2 assets are primarily nonexchange-traded commingled or collective funds where the underlying securities have observable prices available from active markets. Valuation is based on the net asset value of fund units held as derived from the fair value of the underlying assets. Debt securities categorized as Level 2 assets are generally valued based on independent broker/dealer bids or by comparison to other debt securities having similar durations, yields and credit ratings. Other Level 2 assets are valued based on a net asset value of fund units held, which is derived from either market-observed pricing for the underlying assets or broker/dealer quotation. U.S. equity securities classified as Level 3 are fund investments in private companies. Valuation techniques and inputs for these assets include discounted cash flow analysis, earnings multiple approaches, recent transactions, transfer restrictions, prevailing discount rates, volatilities, credit ratings and other factors. In the Other class, interests in mixed assets funds are Level 2, and U.S. life insurance contracts and non-U.S. general fund investments and insurance arrangements are Level 3.

Details of the changes in value for Level 3 assets follow:

	2015	2016
Level 3, beginning	$308	371
Gains (Losses) on assets held	18	18
Gains (Losses) on assets sold	(20)	(20)
Purchases, sales and settlements, net	65	36
Level 3, ending	$371	405

(12) POSTRETIREMENT PLANS

The Company sponsors unfunded postretirement benefit plans (primarily health care) for certain U.S. retirees and their dependents. The components of net postretirement benefits expense for the years ended September 30 follow:

	2014	2015	2016
Service cost	$1	1	1
Interest cost	11	9	8
Net amortization	(21)	(22)	(21)
Net postretirement expense	$(9)	(12)	(12)

Details of the changes in actuarial present value of accumulated postretirement benefit obligations follow:

	2015	2016
Benefit obligation, beginning	$248	213
Service cost	1	1
Interest cost	9	8
Actuarial (gain) loss	(12)	—
Benefits paid	(18)	(16)
Divestitures	(15)	—
Benefit obligation, ending (recognized in balance sheet)	$213	206

As of September 30, 2016 there were $133 of deferred actuarial gains in accumulated other comprehensive income, of which approximately $19 will be amortized into earnings in 2017. The discount rates used to measure the benefit obligation as of September 30, 2016, 2015 and 2014 were 3.10 percent, 3.80 percent and 3.75 percent, respectively. The health care cost trend rate used for both 2017 and 2016 is assumed to be 6.5 percent initially, and declining to 5.0 percent over the subsequent three years. A one percentage point increase or decrease in the health care cost trend rate assumption for either year would have an inconsequential impact on postretirement benefits expense and the benefit obligation. The Company estimates that future health care benefit payments will be approximately $20 per year for 2017 through 2021, and $70 in total over the five years 2022 through 2026.

(13) CONTINGENT LIABILITIES AND COMMITMENTS

The Company is a party to a number of pending legal proceedings and claims, including those involving general and product liability and other matters, several of which claim substantial amounts of damages. The Company accrues for such liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. Accruals are based on developments to date; management's estimates of the outcomes of these matters; the Company's experience in contesting, litigating and settling similar matters; and any related insurance coverage. Although it is not possible to predict the ultimate outcome of these matters, the Company historically has been largely successful in defending itself against claims and suits that have been brought against it, and will continue to defend itself vigorously in all such matters. While the Company believes a material adverse impact is unlikely, given the inherent uncertainty of litigation, a remote possibility exists that a future development could have a material adverse impact on the Company. The Company enters into certain indemnification agreements in the ordinary course of business in which the indemnified party is held harmless and is reimbursed for losses incurred from claims by third parties, usually up to a prespecified limit. In connection with divestitures of certain assets or businesses, the Company often provides indemnities to the buyer with respect to certain matters including, for example, environmental or unidentified tax liabilities related to periods prior to the disposition. Because of the uncertain nature of the indemnities, the maximum liability cannot be quantified. As such, contingent liabilities are recorded when they are both probable and reasonably estimable. Historically, payments under indemnity arrangements have been inconsequential.

At September 30, 2016, there were no known contingent liabilities (including guarantees, pending litigation, taxes and other claims) that management believes will be material in relation to the Company's financial statements, nor were there any material commitments outside the normal course of business.

(14) INCOME TAXES

Pretax earnings from continuing operations consist of the following:

	2014	2015	2016
United States	$1,736	2,688	1,312
Non-U.S.	1,455	1,119	1,004
Total pretax earnings	$3,191	3,807	2,316

The principal components of income tax expense follow:

	2014	2015	2016
Current:
Federal	$623	831	394
State and local	47	86	11
Non-U.S.	416	398	305

Deferred:
Federal	(132)	12	2
State and local	(7)	(1)	4
Non-U.S.	6	(59)	(19)
Income tax expense	$953	1,267	697

Reconciliations of the U.S. federal statutory income tax rate to the Company's effective tax rate follow:

	2014	2015	2016
Federal statutory rate	35.0%	35.0%	35.0%
State and local taxes, net of federal tax benefit	0.8	0.7	0.5
Non-U.S. rate differential	(3.6)	(2.4)	(2.9)
Non-U.S. tax holidays	(0.8)	(0.9)	(1.1)
U.S. manufacturing deduction	(1.5)	(1.2)	(1.8)
Gains on divestitures	—	1.8	—
Other	—	0.3	0.4
Effective income tax rate	29.9%	33.3%	30.1%

Non-U.S. tax holidays reduce tax rates in certain foreign jurisdictions and are expected to expire over the next two years.

Following are changes in unrecognized tax benefits before considering recoverability of any cross-jurisdictional tax credits (federal, state and non-U.S.) and temporary differences. The amount of unrecognized tax benefits is not expected to change significantly within the next 12 months.

	2015	2016
Unrecognized tax benefits, beginning	$120	84
Additions for current year tax positions	7	12
Additions for prior year tax positions	8	16
Reductions for prior year tax positions	(9)	(13)
Reductions for settlements with tax authorities	—	(4)
Reductions for expiration of statutes of limitations	(42)	(9)
Unrecognized tax benefits, ending	$84	86

If none of the unrecognized tax benefits shown is ultimately paid, the tax provision and the calculation of the effective tax rate would be favorably impacted by $48, which is net of cross-jurisdictional tax credits and temporary differences. The Company accrues interest and penalties related to income taxes in income tax expense. Total interest and penalties recognized were $2, $(4) and $3 in 2016, 2015 and 2014, respectively. As of September 30, 2016 and 2015, total accrued interest and penalties were $21 and $20, respectively.

The U.S. is the major jurisdiction for which the Company files income tax returns. U.S. federal tax returns are closed through 2012. The status of state and non-U.S. tax examinations varies due to the numerous legal entities and jurisdictions in which the Company operates.

The principal items that gave rise to deferred income tax assets and liabilities follow:

	2015	2016
Deferred tax assets:
Net operating losses and tax credits	$138	164
Accrued liabilities	245	277
Postretirement and postemployment benefits	86	82
Employee compensation and benefits	168	206
Pensions	164	271
Other	161	158
Total	$962	1,158

Valuation allowances	$(109)	(132)

Deferred tax liabilities:
Intangibles	$(500)	(510)
Property, plant and equipment	(236)	(239)
Other	(51)	(51)
Total	$(787)	(800)

Net deferred income tax asset	$66	226

Current deferred tax assets, net were $400 and $305 as of September 30, 2016 and 2015, respectively, and noncurrent deferred tax liabilities, net were $174 and $239. Total income taxes paid were approximately $950, $1,590 and $1,310 in 2016, 2015 and 2014, respectively. Approximately half of the $164 of net operating losses and tax credits can be carried forward indefinitely, while the remainder expire over varying periods.

(15) STOCK-BASED COMPENSATION

The Company's stock-based compensation plans include stock options, performance shares, restricted stock and restricted stock units. Although the Company has discretion, shares distributed under these plans are issued from treasury stock.

Stock Options
The Company's stock option plans permit key officers and employees to purchase common stock at specified prices, which are equal to 100 percent of the closing market price of the Company's stock on the date of grant. Options generally vest one-third in each of the three years subsequent to grant and expire 10 years from the date of grant. Compensation expense is recognized ratably over the vesting period based on the number of options expected to vest. As of September 30, 2016, 10.9 million options were available for grant under the plans.

Changes in shares subject to options during the year ended September 30, 2016 follow (shares in thousands):

	Weighted- Average Exercise Price Per Share	Shares	Total Intrinsic Value of Shares	Average Remaining Life (Years)
Beginning of year	$55.40	13,646
Options granted	$49.68	3,077
Options exercised	$40.14	(701)
Options canceled	$56.78	(746)
End of year	$54.87	15,276	$43	5.8
Exercisable at end of year	$54.56	10,105	$30	4.4

The weighted-average grant date fair value per option was $9.02, $12.48 and $14.83 in 2016, 2015 and 2014, respectively. Cash received for option exercises was $31 in 2016, $36 in 2015 and $77 in 2014. The total intrinsic value of options exercised in 2016, 2015 and 2014 was $9, $16 and $61, respectively, while the tax benefit realized by the Company from tax deductions related to option exercises was $2, $10 and $14, respectively.

The grant date fair value of options is estimated using the Black-Scholes option-pricing model. The weighted-average assumptions used in valuations for 2016, 2015 and 2014 are, respectively: risk-free interest rate, based on U.S. Treasury yields, 1.9 percent, 1.9 percent and 2.0 percent; dividend yield, 3.8 percent, 3.1 percent and 2.6 percent; and expected volatility, based on historical volatility, 27 percent, 28 percent and 28 percent. The expected life of each option awarded is seven years based on historical experience and expected future exercise patterns.

Performance Shares, Restricted Stock and Restricted Stock Units
The Company's incentive shares plans include performance shares awards which distribute the value of common stock to key management employees subject to certain operating performance conditions and other restrictions. The form of distribution is primarily shares of common stock, with a portion in cash. Compensation expense for performance shares is recognized over the service period based on the number of shares ultimately expected to be earned. Performance shares awards are accounted for as liabilities in accordance with ASC 718, Compensation - Stock Compensation, with compensation expense adjusted at the end of each reporting period to reflect the change in fair value of the awards.

As of September 30, 2016, 4,944,575 performance shares awarded primarily in 2013 were outstanding, contingent on the Company achieving its performance objectives through 2016 and the provision of additional service by employees. The objectives for these shares were met at the 86 percent level at the end of 2016, or 4,252,335 shares. Of these, 2,552,949 shares will be distributed in early 2017 while 1,699,386 shares remain subject to employees providing one additional year of service. Additionally, the rights to receive a maximum of 2,186,150 common shares awarded in 2016, under the new performance shares program, are outstanding and contingent upon the Company achieving its performance objectives through 2018. As a result of the Company's level of achievement of its performance shares objective at the end of 2013 for performance shares awarded primarily in 2010, and employees providing an additional year of service, rights to receive 4,823,045 common shares vested and were distributed to participants in 2014 as follows: 2,782,143 issued as shares, 1,829,617 withheld for income taxes and the value of 211,285 paid in cash. 14,694 shares were canceled and not distributed.

Incentive shares plans also include restricted stock awards which involve distribution of common stock to key management employees subject to cliff vesting at the end of service periods ranging from three to ten years. The fair value of restricted stock awards is determined based on the average of the high and low market prices of the Company's common stock on the date of grant, with compensation expense recognized ratably over the applicable service period. In 2016, 235,000 shares of restricted stock vested as a result of participants fulfilling the applicable service requirements. Consequently, 139,436 shares were issued while 95,564 shares were withheld for income taxes in accordance with minimum withholding requirements. As of September 30, 2016, there were 1,174,500 shares of unvested restricted stock outstanding.

The total fair value of shares vested under incentive shares plans was $11, $9 and $315, respectively, in 2016, 2015 and 2014, of which $4, $5 and $134 was paid in cash, primarily for tax withholding. As of September 30, 2016, 15.4 million shares remained available for award under incentive shares plans.

Changes in shares outstanding but not yet earned under incentive shares plans during the year ended September 30, 2016 follow (shares in thousands):

	Shares	Average Grant Date Fair Value Per Share
Beginning of year	6,377	$48.97
Granted	2,126	$49.20
Earned/vested	(235)	$44.12
Canceled	(940)	$49.15
End of year	7,328	$49.17

Total compensation expense for stock options and incentive shares was $159, $30 and $143 for 2016, 2015 and 2014, respectively, of which $14, $6 and $20 was included in discontinued operations. The increase in expense for 2016 reflects an increasing stock price in the current year compared with a decreasing price in 2015, and overlap of awards. The decrease in expense for 2015 reflects a stock option award in 2014 and no incentive stock plan overlap in 2015, and a lower stock price in 2015. Income tax benefits recognized in the income statement for these compensation arrangements during 2016, 2015 and 2014 were $45, $2 and $39, respectively. As of September 30, 2016, total unrecognized compensation expense related to unvested shares awarded under these plans was $133, which is expected to be recognized over a weighted-average period of 1.8 years.

In addition to the employee stock option and incentive shares plans, in 2016 the Company awarded 24,336 shares of restricted stock and 3,042 restricted stock units under the restricted stock plan for nonmanagement directors. As of September 30, 2016, 194,577 shares were available for issuance under this plan.

(16) COMMON AND PREFERRED STOCK

At September 30, 2016, 48.3 million shares of common stock were reserved for issuance under the Company's stock-based compensation plans. During 2016, 12.5 million common shares were purchased and 0.7 million treasury shares were reissued. In 2015, 43.1 million common shares were purchased and 1.1 million treasury shares were reissued.

At September 30, 2016 and 2015, the Company had 5.4 million shares of $2.50 par value preferred stock authorized, with none issued.

(17) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Activity in accumulated other comprehensive income (loss) attributable to common stockholders is shown below:

Foreign currency translation	2014	2015	2016
Beginning balance	$504	171	(622)
Other comprehensive income (loss)	(341)	(793)	(190)
Purchase of noncontrolling interest	8	—	—
Ending balance	171	(622)	(812)

Pension and postretirement
Beginning balance	(692)	(746)	(952)
Actuarial gains (losses) deferred during the period	(152)	(315)	(310)
Amortization of deferred actuarial losses into earnings	98	109	100
Ending balance	(746)	(952)	(1,162)

Cash flow hedges
Beginning balance	(1)	—	(43)
Gains (Losses) deferred during the period	(1)	(66)	(30)
Reclassifications of realized (gains) losses to sales and cost of sales	2	23	48
Ending balance	—	(43)	(25)

Accumulated other comprehensive income (loss)	$(575)	(1,617)	(1,999)

Activity above is shown net of income taxes for 2016, 2015 and 2014, respectively, as follows: deferral of pension and postretirement actuarial gains (losses): $159, $192 and $87; amortization of pension and postretirement deferred actuarial losses: $(59), $(59) and $(52); deferral of cash flow hedging gains (losses): $17, $38 and $-; reclassification of realized cash flow hedging (gains) losses: $(28), $(13) and $-. Amortization of deferred actuarial losses includes $(3), $(3) and $(2) in 2016, 2015 and 2014, respectively, related to discontinued operations.

(18) BUSINESS SEGMENTS INFORMATION

The Company designs and manufactures products and delivers services that bring technology and engineering together to provide innovative solutions for customers in a wide range of industrial, commercial and consumer markets around the world. The business segments of the Company are organized primarily by the nature of the products and services they sell.

The Process Management segment provides systems and software, measurement and analytical instrumentation, valves, actuators and regulators, services and solutions and reliability consulting including digital plant architecture that allows communication of devices with centralized systems, to provide precision measurement, control, monitoring, asset optimization, and plant safety and reliability for plants that produce power or process fluids or items such as petroleum, chemicals, food and beverages, pulp and paper, pharmaceuticals and municipal water supplies. The Industrial Automation segment provides fluid power and control mechanisms, electrical distribution equipment, and materials joining and precision cleaning products which are used in a wide variety of manufacturing operations to provide integrated manufacturing solutions to customers. The Climate Technologies segment supplies compressors, temperature sensors and controls, thermostats, flow controls and remote monitoring technology and services to all areas of the climate control industry, including residential heating and cooling, commercial air conditioning, commercial and industrial refrigeration and marine controls. The Commercial & Residential Solutions segment provides tools for professionals and homeowners, home storage systems and appliance solutions. The principal distribution method for each segment is direct sales forces, although the Company also uses independent sales representatives and distributors. Due to its global presence, certain of the Company's international operations are subject to risks such as significant currency exchange rate fluctuations, restrictions on the movement of funds and potential nationalization of operations. See Notes 3 through 7.

The primary income measure used for assessing segment performance and making operating decisions is earnings before interest and income taxes. Intersegment selling prices approximate market prices. Accounting method differences between segment reporting and the consolidated financial statements are primarily management fees allocated to segments based on a percentage of sales and the accounting for pension and other retirement plans. Corporate and other includes stock compensation expense, and goodwill impairment charges when applicable. Corporate assets are primarily comprised of cash and equivalents, investments and certain fixed assets. Summarized below is information about the Company's operations by business segment and by geography.

Business Segments

	Sales			Earnings			Total Assets
	2014	2015	2016	2014	2015	2016	2014	2015	2016
Process Management	$9,189	8,516	7,484	$1,918	1,493	1,131	$7,771	7,704	7,622
Industrial Automation	3,004	2,448	2,072	640	509	458	1,810	1,254	1,276
Climate Technologies	4,109	4,011	3,949	737	698	769	2,378	2,314	2,350
Commercial &
Residential Solutions	1,891	1,913	1,611	421	403	384	1,152	817	809
	18,193	16,888	15,116	3,716	3,103	2,742	13,111	12,089	12,057
Differences in
accounting methods				197	174	189
Corporate and other (a)	209			(526)	705	(427)	11,066	9,999	9,686
Sales eliminations/
interest (b)	(669)	(639)	(594)	(196)	(175)	(188)
Total	$17,733	16,249	14,522	$3,191	3,807	2,316	$24,177	22,088	21,743

(a) Corporate and other in 2015 includes gains on divestitures of $1,039, and in 2014 includes combined sales and earnings of $209 and $(6), respectively, related to the Artesyn and Connectivity Solutions businesses, which were reported in the former Network Power segment. See Note 3. Assets held-for-sale of $6,030, $6,222 and $6,904 are included in Corporate and other for 2016, 2015 and 2014, respectively. See Note 4.

(b) Industrial Automation intersegment sales for the years ended September 30, 2016, 2015 and 2014 were $578, $622 and $650, respectively.

	Depreciation and Amortization			Capital Expenditures
	2014	2015	2016	2014	2015	2016
Process Management	$249	276	297	$300	244	181
Industrial Automation	74	59	50	71	79	79
Climate Technologies	132	132	133	145	134	119
Commercial &
Residential Solutions	52	51	44	49	52	44
Corporate and other	62	55	44	86	79	24
Total	$569	573	568	$651	588	447

Geographic Information

	Sales by Destination			Property, Plant and Equipment
	2014	2015	2016	2014	2015	2016
United States and Canada	$8,753	8,370	7,505	$1,803	1,756	1,780
Asia	3,737	3,363	2,926	504	481	459
Europe	2,896	2,381	2,300	441	426	435
Latin America	1,194	981	834	266	216	203
Middle East/Africa	1,153	1,154	957	48	50	54
Total	$17,733	16,249	14,522	$3,062	2,929	2,931

Sales in the U.S. were $6,940, $7,608 and $7,929 for 2016, 2015 and 2014, respectively, while Asia includes sales in China of $1,320, $1,575 and $1,831 in those years. Assets located in the U.S. were $1,772 in 2016, $1,746 in 2015 and $1,789 in 2014.

(19) OTHER FINANCIAL DATA

Items reported in earnings from continuing operations during the years ended September 30 include the following:

	2014	2015	2016
Research and development expense	$356	336	320
Depreciation expense	$402	399	391
Rent expense	$304	287	273

The Company leases certain facilities, transportation and office equipment, and various other items under operating lease agreements. Minimum annual rentals under noncancelable long-term leases, exclusive of maintenance, taxes, insurance and other operating costs, will approximate $183 in 2017, $130 in 2018, $94 in 2019, $57 in 2020 and $36 in 2021.

At September 30, 2015, other current assets included short-term investments of $99, which matured in 2016.

Items reported in accrued expenses include the following:

	2015	2016
Employee compensation	$448	431
Customer advanced payments	$400	433
Product warranty	$101	106

Other liabilities are summarized as follows:

	2015	2016
Pension liabilities	$543	844
Deferred income taxes	270	210
Postretirement liabilities, excluding current portion	199	193
Other	527	482
Total	$1,539	1,729

Other operating cash flow is comprised of the following:

	2014	2015	2016
Pension expense	$142	153	95
Stock compensation expense	123	24	145
Deferred income taxes and other	(102)	19	45
Total	$163	196	285

(20) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Full Year
	2015	2016	2015	2016	2015	2016	2015	2016	2015	2016
Net sales	$4,026	3,337	3,934	3,579	4,085	3,674	4,204	3,932	16,249	14,522
Gross profit	$1,740	1,414	1,686	1,542	1,759	1,593	1,823	1,713	7,008	6,262

Earnings from continuing operations common stockholders	$452	303	936	367	502	441	627	479	2,517	1,590

Net earnings common stockholders	$525	349	973	369	564	479	648	438	2,710	1,635

Earnings per common share from continuing operations:
Basic	$0.65	0.47	1.37	0.57	0.75	0.68	0.95	0.74	3.72	2.46
Diluted	$0.65	0.46	1.36	0.57	0.75	0.68	0.95	0.74	3.71	2.45

Net earnings per common share:
Basic	$0.76	0.54	1.42	0.57	0.84	0.74	0.98	0.68	4.01	2.53
Diluted	$0.75	0.53	1.42	0.57	0.84	0.74	0.98	0.68	3.99	2.52

Dividends per common share	$0.47	0.475	0.47	0.475	0.47	0.475	0.47	0.475	1.88	1.90

Common stock prices:
High	$65.94	51.47	62.25	55.54	62.75	56.82	56.12	56.72	65.94	56.82
Low	$57.76	42.21	54.95	41.25	55.23	48.45	42.80	50.41	42.80	41.25

Earnings per share are computed independently each period; as a result, the quarterly amounts may not sum to the calculated annual figure.

Earnings from continuing operations and diluted earnings per share, respectively, include the following: a gain on the divestiture of a business of $528 and $0.77 in the second quarter of 2015; and gains on divestitures of businesses of $83 and $0.13 in the fourth quarter of 2015.

Emerson Electric Co. common stock (symbol EMR) is listed on the New York Stock Exchange and the Chicago Stock Exchange.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Emerson Electric Co.:

We have audited the accompanying consolidated balance sheets of Emerson Electric Co. and subsidiaries as of September 30, 2016 and 2015, and the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the years in the three-year period ended September 30, 2016. We also have audited Emerson Electric Co.'s internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Emerson Electric Co.'s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Emerson Electric Co. and subsidiaries as of September 30, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Emerson Electric Co. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP
St. Louis, Missouri
November 16, 2016

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures which is designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including the Company’s certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of September 30, 2016 to provide reasonable assurance of achieving these objectives.

Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports. There was no change in the Company's internal control over financial reporting during the quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Management’s report on internal control over financial reporting, and the related report of the Company’s auditor, KPMG LLP, an independent registered public accounting firm, set forth in Item 7 and Item 8, respectively, of this Annual Report on Form 10-K, are hereby incorporated by reference.

ITEM 9B - OTHER INFORMATION

None.
PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding nominees and directors appearing under "Nominees and Continuing Directors" in the Emerson Electric Co. Notice of Annual Meeting of Stockholders and Proxy Statement for the February 2017 annual stockholders' meeting (the "2017 Proxy Statement") is hereby incorporated by reference. Information regarding executive officers is set forth in Part I of this report. Information appearing under "Section 16(a) Beneficial Ownership Reporting Compliance" in the 2016 Proxy Statement is hereby incorporated by reference. Information regarding the Audit Committee and Audit Committee Financial Expert appearing under "Board of Directors and Committees" in the 2017 Proxy Statement is hereby incorporated by reference.

The Company has adopted a Code of Ethics that applies to the Company's Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer; has posted such Code of Ethics on its website; and intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K by posting such information on its website. The Company has adopted Charters for its Audit Committee, Compensation Committee, and Corporate Governance and Nominating Committee and a Code of Business Ethics for directors, officers and employees, which are available on its website and in print to any stockholder who requests them. The Company has also adopted Corporate Governance Principles and Practices, which are available on its website and in print to any stockholder who requests them. The Corporate Governance section of the Company's website may be accessed as follows: www.Emerson.com, Investors, Corporate Governance.

ITEM 11 - EXECUTIVE COMPENSATION

Information appearing under “Board of Directors and Committees—Compensation Committee,” “Board of Directors and Committees—Corporate Governance and Nominating Committee,” “Director Compensation,” “Executive Compensation” (including, but not limited to, the information set forth under “Compensation Discussion and Analysis,” “Compensation Committee Report” and “Summary Compensation Table”) and “Compensation Committee Interlocks and Insider Participation” in the 2017 Proxy Statement is hereby incorporated by reference.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding beneficial ownership of shares by nominees and continuing directors, named executive officers, five percent beneficial owners, and by all directors and executive officers as a group appearing under, "Stock Ownership of Directors, Executive Officers and 5% Beneficial Owners" in the 2017 Proxy Statement, is hereby incorporated by reference.

The following table sets forth aggregate information regarding the Company’s equity compensation plans as of September 30, 2016:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	21,731,572	$54.87	26,554,538
Equity compensation plans not approved by security holders	—	—	—
Total	21,731,572	$54.87	26,554,538

(1)
Includes the Stock Option and Incentive Shares Plans previously approved by the Company's security holders. Included in column (a) are: (i) 15,276,335 shares reserved for outstanding stock option awards, (ii) 2,186,150 shares reserved for performance share awards granted in 2016, (iii) 4,252,335 shares reserved for performance share awards granted primarily in 2013, (iv) 16,513 reserved for outstanding restricted stock unit awards, and (v) 239 shares which have been earned under prior performance share programs but for which participants elected to defer payment. As provided by the Company’s Incentive Shares Plans, performance shares awards represent a commitment to issue such shares without cash payment by the employee, contingent upon achievement of the performance objectives and continued service by the employee.

The price in column (b) represents the weighted-average exercise price for outstanding options. Included in column (c) are shares remaining available for award under previously approved plans as follows: (i) 10,917,345 under the 2011 Stock Option Plan, (ii) 11,230,650 under the 2015 Incentive Shares Plan, (iii) 4,211,966 under the 2006 Incentive Shares Plan, and (iv) 194,577 under the Restricted Stock Plan for Non-Management Directors.

Information regarding stock option plans and incentive shares plans is set forth in Item 8 of this Annual Report on Form 10-K in Note 15 of Notes to Consolidated Financial Statements, which note is hereby incorporated by reference.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information appearing under “Director Independence” in the 2017 Proxy Statement is hereby incorporated by reference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information appearing under "Fees Paid to KPMG LLP" in the 2017 Proxy Statement is hereby incorporated by reference.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A) Documents filed as a part of this report:

1.	The consolidated financial statements and accompanying notes of the Company and subsidiaries and the report thereon of KPMG LLP set forth in Item 8 of this Annual Report on Form 10-K.

2.
Financial Statement Schedules - All schedules are omitted because they are not required, not applicable or the required information is provided in the financial statements or notes thereto contained in this Annual Report on Form 10-K.

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

3(b)	Bylaws of Emerson Electric Co., as amended through October 6, 2016, incorporated by reference to Emerson Electric Co. Form 8-K filed October 6, 2016, Exhibit 3.1.

4(a)	Indenture dated as of December 10, 1998, between Emerson Electric Co. and The Bank of New York, Trustee, incorporated by reference to Emerson Electric Co. 1998 Form 10-K, File No. 1-278, Exhibit 4(b).

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

10(e)*
Amended and Restated Emerson Electric Co. Pension Restoration Plan dated October 6, 2015, incorporated by reference to Emerson Electric Co. 2015 Form 10-K, File No. 1-278, Exhibit 10(e); Forms of Participation Award Letter, Acceptance of Award and Benefit Election Forms (applicable only with respect to benefits after January 1, 2005), incorporated by reference to Emerson Electric Co. 2007 Form 10-K, File No. 1-278, Exhibit 10(f); and Lump Sum Distribution Election Forms.

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

10(p)*
Emerson Electric Co. 2006 Incentive Shares Plan, incorporated by reference to Emerson Electric Co. 2006 Proxy Statement dated December 16, 2005, Appendix C, Amendment for 409A Compliance, incorporated by reference to Emerson Electric Co. 2007 Form 10-K, File No. 1-278, Exhibit 10(q), Forms of Performance Shares Award Certificate and Acceptance of Award (used on or prior to September 30, 2009) and Restricted Shares Award Agreement (used on or prior to September 30, 2011), incorporated by reference to Emerson Electric Co. 2007 Form 10-K, File No. 1-278, Exhibit 10(q), Amendment to Emerson Electric Co. 2006 Incentive Shares Plan, incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended June 30, 2008, File No. 1-278, Exhibit 10.1, Forms of Performance Shares Award Certificate, Acceptance of Award and 2010 Performance Shares Program Award Summary, incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended December 31, 2009 (used after September 30, 2009 and on or prior to September 30, 2011), File No. 1-278, Exhibit 10.2, Forms of Performance Shares Award Certificate and Acceptance of Award, incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended December 31, 2011, File No. 1-278, Exhibit 10.3 (used after September 30, 2011), and Form of Restricted Shares Award Agreement, incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended December 31, 2011, File No. 1-278, Exhibit 10.4 (used after September 30, 2011).

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

10(s)*
Emerson Electric Co. 2015 Incentive Shares Plan, incorporated by reference to Emerson Electric Co. 2015 Proxy Statement dated December 12, 2014, Appendix B, Forms of Performance Shares Award Certificate and Acceptance of Award, 2016 Performance Shares Program Award Summary and Form of Restricted Shares Award Agreement, incorporated by reference to Emerson Electric Co. 2015 Form 10-K, File No. 1-278, Exhibit 10(u).

10(t)*	Letter Agreement effective as of January 15, 2014 between Emerson Electric Co. and Edgar M. Purvis, incorporated by reference to Emerson Electric Co. 2015 Form 10-K, File No. 1-278, Exhibit 10(v).

10(u)*
Letter Agreement dated December 7, 2015 by and between Emerson Electric Co. and Charles A. Peters, incorporated by reference to Emerson Electric Co. form 10-Q for the quarter ended December 31, 2015, Exhibit 10.1.

10(v)*	Letter Agreement effective as of January 15, 2014 between Emerson Electric Co. and Steven J. Pelch.

10(w)	Transaction Agreement dated as of July 29, 2016 among Emerson Electric Co., Cortes NP Holdings, LLC, Cortes NP Acquisition Corporation, ASCO Power Grp, LLC and Cortes NP JV Holdings, LLC.

10(x)	Share Purchase Agreement by and between Emerson Electric Co. and Pentair plc dated August 18, 2016.

12	Ratio of Earnings to Fixed Charges

21	Subsidiaries of Emerson Electric Co.

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney

31	Certifications pursuant to Exchange Act Rule 13a-14(a)

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350

101
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the years ended September 30, 2014, 2015 and 2016, (ii) Consolidated Statements of Comprehensive Income for the years ended September 30, 2014, 2015, and 2016 (iii) Consolidated Balance Sheets at September 30, 2015 and 2016, (iv) Consolidated Statements of Equity for the years ended September 30, 2014, 2015 and 2016, (v) Consolidated Statements of Cash Flows for the years ended September 30, 2014, 2015 and 2016, and (vi) Notes to Consolidated Financial Statements for the year ended September 30, 2016.

* Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERSON ELECTRIC CO.

By	/s/ F. J. Dellaquila

F. J. Dellaquila
Senior Executive Vice President and
Chief Financial Officer
November 16, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on November 16, 2016, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ D. N. Farr	Chairman of the Board and Chief Executive Officer
D. N. Farr

/s/ F. J. Dellaquila	Senior Executive Vice President and Chief Financial Officer
F. J. Dellaquila

/s/ R. J. Schlueter	Vice President, Controller and Chief Accounting Officer
R. J. Schlueter

*	Director
C. A. H. Boersig

*	Director
J. B. Bolten

*	Director
A. F. Golden

*	Director
W. R. Johnson

*	Director
C. Kendle

*	Director
M. S. Levatich

*	Director
J. W. Prueher

*	Director
R. L. Stephenson

*	Director
J. S. Turley

* By	/s/	F. J. Dellaquila
F. J. Dellaquila
Attorney-in-Fact

INDEX TO EXHIBITS

Exhibits are listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K.

Exhibit No.	Exhibit
10(v)	Letter Agreement effective as of January 15, 2014 between Emerson Electric Co. and Steven J. Pelch.

10(w)	Transaction Agreement dated as of July 29, 2016 among Emerson Electric Co., Cortes NP Holdings, LLC, Cortes NP Acquisition Corporation, ASCO Power Grp, LLC and Cortes NP JV Holdings, LLC.

10(x)	Share Purchase Agreement by and between Emerson Electric Co. and Pentair plc dated August 18, 2016.

12	Ratio of Earnings to Fixed Charges

21	Subsidiaries of Emerson Electric Co.

23	Consent of Independent Registered Public Accounting Firm

24	Power of Attorney

31	Certifications pursuant to Exchange Act Rule 13a – 14(a)

32	Certifications pursuant to Exchange Act Rule 13a – 14(b) and 18 U.S.C. Section 1350

101
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the years ended September 30, 2014, 2015 and 2016, (ii) Consolidated Statements of Comprehensive Income for the years ended September 30, 2014, 2015 and 2016, (iii) Consolidated Balance Sheets as of September 30, 2015 and 2016, (iv) Consolidated Statements of Equity for the years ended September 30, 2014, 2015 and 2016, (v) Consolidated Statements of Cash Flows for the years ended September 30, 2014, 2015 and 2016, and (vi) Notes to Consolidated Financial Statements for the year ended September 30, 2016.

See Item 15(A) 3. for a list of exhibits incorporated by reference.