Form 10-Q
period 2016-12-31
EMERSON ELECTRIC CO
filed 2017-02-08
CIK 32604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

______________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common stock of $0.50 par value per share outstanding at January 31, 2017: 645,064,675 shares.

FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
THREE MONTHS ENDED DECEMBER 31, 2015 AND 2016
(Dollars in millions, except per share amounts; unaudited)

	Three Months Ended December 31,
	2015	2016
Net sales	$3,337	3,216

Costs and expenses:
Cost of sales	1,923	1,851
Selling, general and administrative expenses	879	822
Other deductions, net	54	33
Interest expense (net of interest income of $6 and $6, respectively)	47	46

Earnings from continuing operations before income taxes	434	464

Income taxes	127	94

Earnings from continuing operations	307	370

Discontinued operations, net of tax	46	(55)

Net earnings	353	315

Less: Noncontrolling interests in earnings of subsidiaries	4	6

Net earnings common stockholders	$349	309

Earnings common stockholders:
Earnings from continuing operations	$303	364
Discontinued operations, net of tax	46	(55)
Net earnings common stockholders	$349	309

Basic earnings per share common stockholders:
Earnings from continuing operations	$0.47	0.56
Discontinued operations	0.07	(0.08)
Basic earnings per common share	$0.54	0.48

Diluted earnings per share common stockholders:
Earnings from continuing operations	$0.46	0.56
Discontinued operations	0.07	(0.08)
Diluted earnings per common share	$0.53	0.48

Cash dividends per common share	$0.475	0.48

See accompanying Notes to Consolidated Financial Statements.

FORM 10-Q

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE MONTHS ENDED DECEMBER 31, 2015 AND 2016
(Dollars in millions; unaudited)

	Three Months Ended December 31,
	2015	2016
Net earnings	$353	315

Other comprehensive income (loss), net of tax:
Foreign currency translation	(153)	(103)
Pension and postretirement	26	55
Cash flow hedges	6	15
Total other comprehensive income (loss)	(121)	(33)

Comprehensive income	232	282

Less: Noncontrolling interests in comprehensive income of subsidiaries	4	4
Comprehensive income common stockholders	$228	278

See accompanying Notes to Consolidated Financial Statements.

FORM 10-Q

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts; unaudited)

	Sept 30, 2016	Dec 31, 2016
ASSETS
Current assets
Cash and equivalents	$3,182	4,151
Receivables, less allowances of $92 and $94, respectively	2,701	2,426
Inventories	1,208	1,278
Other current assets	669	552
Current assets held-for-sale	2,200	470
Total current assets	9,960	8,877

Property, plant and equipment, net	2,931	2,861
Other assets
Goodwill	3,909	3,861
Other intangible assets	902	879
Other	200	179
Noncurrent assets held-for-sale	3,830	814
Total other assets	8,841	5,733
Total assets	$21,732	17,471

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current maturities of long-term debt	$2,584	254
Accounts payable	1,517	1,335
Accrued expenses	2,126	1,872
Income taxes	180	396
Current liabilities held-for-sale	1,601	289
Total current liabilities	8,008	4,146

Long-term debt	4,051	3,815

Other liabilities	1,729	1,667

Noncurrent liabilities held-for-sale	326	89

Equity
Common stock, $0.50 par value; authorized, 1,200,000,000 shares; issued, 953,354,012 shares; outstanding, 642,796,490 shares and 644,694,794 shares, respectively	477	477
Additional paid-in-capital	205	306
Retained earnings	21,716	21,714
Accumulated other comprehensive income (loss)	(1,999)	(2,030)
Cost of common stock in treasury, 310,557,522 shares and 308,659,218 shares, respectively	(12,831)	(12,754)
Common stockholders’ equity	7,568	7,713
Noncontrolling interests in subsidiaries	50	41
Total equity	7,618	7,754
Total liabilities and equity	$21,732	17,471

See accompanying Notes to Consolidated Financial Statements.

FORM 10-Q

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2015 AND 2016
(Dollars in millions; unaudited)

	Three Months Ended
	December 31,
	2015	2016
Operating activities
Net earnings	$353	315
(Earnings) Loss from discontinued operations, net of tax	(46)	55
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	144	143
Changes in operating working capital	(155)	(138)
Other, net	90	35
Cash from continuing operations	386	410
Cash from discontinued operations	101	(172)
Cash provided by operating activities	487	238

Investing activities
Capital expenditures	(124)	(100)
Purchases of businesses, net of cash and equivalents acquired	(6)	(16)
Other, net	(13)	(20)
Cash from continuing operations	(143)	(136)
Cash from discontinued operations	(20)	3,894
Cash provided by (used in) investing activities	(163)	3,758

Financing activities
Net increase (decrease) in short-term borrowings	34	(2,225)
Proceeds from short-term borrowings greater than three months	827	—
Payments of short-term borrowings greater than three months	—	(90)
Payments of long-term debt	(251)	(251)
Dividends paid	(310)	(311)
Purchases of common stock	(507)	—
Other, net	(4)	(43)
Cash used in financing activities	(211)	(2,920)

Effect of exchange rate changes on cash and equivalents	(58)	(107)
Increase in cash and equivalents	55	969
Beginning cash and equivalents	3,054	3,182
Ending cash and equivalents	$3,109	4,151

Changes in operating working capital
Receivables	$358	212
Inventories	(68)	(103)
Other current assets	18	10
Accounts payable	(200)	(119)
Accrued expenses	(236)	(162)
Income taxes	(27)	24
Total changes in operating working capital	$(155)	(138)

See accompanying Notes to Consolidated Financial Statements.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Notes to Consolidated Financial Statements

1.
In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary for a fair presentation of operating results for the interim periods presented. Adjustments consist of normal and recurring accruals. The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all disclosures required for annual financial statements presented in conformity with U.S. generally accepted accounting principles (GAAP). For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2016. Certain prior year amounts have been reclassified to conform to current year presentation.

In connection with the strategic portfolio repositioning actions undertaken over the last eighteen months to transform the Company into a more focused enterprise, its businesses and organization were realigned. Beginning in fiscal 2017, the Company now reports three segments: Automation Solutions, and Climate Technologies and Tools & Home Products which together comprise the Commercial & Residential Solutions business. The Automation Solutions segment includes the former Process Management segment and the remaining businesses in the former Industrial Automation segment, except for the hermetic motors business, which is now included in the Climate Technologies segment. The new Tools & Home Products segment consists of the businesses previously reported in the Commercial & Residential Solutions segment in fiscal 2016. See Notes 10 and 12.
In the first quarter of 2017, the Company adopted updates to ASC Subtopic 835-30, Interest-Imputation of Interest, which require presentation of debt issuance costs as a deduction from the related debt liability rather than within other assets. This update was adopted on a retrospective basis and did not materially impact the Company’s financial statements.
2.    Reconciliations of weighted-average shares for basic and diluted earnings per common share follow (in millions). Earnings allocated to participating securities were inconsequential.

	Three Months Ended December 31,
	2015	2016

Basic shares outstanding	650.0	642.8
Dilutive shares	2.5	1.5
Diluted shares outstanding	652.5	644.3

3.    Other Financial Information (in millions):

	Sept 30, 2016	Dec 31, 2016
Inventories
Finished products	$382	423
Raw materials and work in process	826	855
Total	$1,208	1,278

Property, plant and equipment, net
Property, plant and equipment, at cost	$7,327	7,293
Less: Accumulated depreciation	4,396	4,432
Total	$2,931	2,861

Goodwill by business segment
Automation Solutions	$3,160	3,119

Climate Technologies	553	549
Tools & Home Products	196	193
Commercial & Residential Solutions	749	742

Total	$3,909	3,861

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

	Sept 30, 2016	Dec 31, 2016
Accrued expenses include the following
Employee compensation	$431	323
Customer advanced payments	$433	459
Product warranty	$106	96

	Sept 30, 2016	Dec 31, 2016
Other liabilities
Pension liabilities	$844	795
Deferred income taxes	210	213
Postretirement liabilities, excluding current portion	193	191
Other	482	468
Total	$1,729	1,667

4.	Following is a discussion regarding the Company’s use of financial instruments:
Hedging Activities – As of December 31, 2016, the notional amount of foreign currency hedge positions was approximately $1.1 billion, and commodity hedge contracts totaled approximately $85 million (primarily 44 million pounds of copper and aluminum). All derivatives receiving deferral accounting are cash flow hedges. The majority of hedging gains and losses deferred as of December 31, 2016 are expected to be recognized over the next 12 months as the underlying forecasted transactions occur. Gains and losses on foreign currency derivatives reported in other deductions, net reflect hedges of balance sheet exposures that do not receive deferral accounting. The following gains and losses are included in earnings and other comprehensive income (OCI) for the three months ended December 31, 2016 and 2015 (in millions):

		Into Earnings		Into OCI
		1st Quarter		1st Quarter
Gains (Losses)	Location	2015	2016	2015	2016

Commodity	Cost of sales	$(8)	(2)	(11)	10
Foreign currency	Sales, cost of sales	(6)	(10)	6	2
Foreign currency	Other deductions, net	3	6
Total		$(11)	(6)	(5)	12
Regardless of whether derivatives receive deferral accounting, the Company expects hedging gains or losses to be essentially offset by losses or gains on the related underlying exposures. The amounts ultimately recognized will differ from those presented above for open positions, which remain subject to ongoing market price fluctuations until settlement. Derivatives receiving deferral accounting are highly effective and no amounts were excluded from the assessment of hedge effectiveness. Hedge ineffectiveness was immaterial for the three months ended December 31, 2016 and 2015.
Fair Value Measurement – Valuations for all derivatives and the Company's long-term debt fall within Level 2 of the GAAP valuation hierarchy. As of December 31, 2016, the fair value of long-term debt was $4,358 million, which exceeded the carrying value by $291 million. At December 31, 2016, the fair values of commodity contracts and foreign currency contracts were reported in other current assets and accrued expenses. Valuations of derivative contract positions are summarized below (in millions):

	September 30, 2016		December 31, 2016
	Assets	Liabilities	Assets	Liabilities
Foreign Currency	$7	49	17	40
Commodity	$2	4	10	1

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Counterparties to derivatives arrangements are companies with investment-grade credit ratings. The Company has bilateral collateral arrangements with counterparties with credit rating-based posting thresholds that vary depending on the arrangement. If credit ratings on the Company's debt fall below preestablished levels, counterparties can require immediate full collateralization of all derivatives in net liability positions. The maximum amount that could potentially have been required was $29 million. The Company also can demand full collateralization of derivatives in net asset positions should any counterparty credit ratings fall below certain thresholds. No collateral was posted with counterparties and none was held by the Company as of December 31, 2016.

5.	The change in equity for the first three months of 2017 is shown below (in millions):

	Common Stockholders' Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance at September 30, 2016	$7,568	50	7,618
Net earnings	309	6	315
Other comprehensive income (loss)	(31)	(2)	(33)
Cash dividends	(311)	(13)	(324)
Stock plans	178	—	178
Balance at December 31, 2016	$7,713	41	7,754

6.	Activity in accumulated other comprehensive income (loss) for the three months ended December 31, 2016 and 2015 is shown below (in millions):

	Three Months Ended December 31,
	2015	2016
Foreign currency translation
Beginning balance	$(622)	(812)
Other comprehensive income (loss) before reclassifications	(153)	(367)
Divestiture of business reclassified to gain on sale	—	266
Ending balance	(775)	(913)

Pension and postretirement
Beginning balance	(952)	(1,162)
Amortization of deferred actuarial losses into earnings	26	35
Divestiture of business reclassified to gain on sale	—	20
Ending balance	(926)	(1,107)

Cash flow hedges
Beginning balance	(43)	(25)
Deferral of gains (losses) arising during the period	(3)	8
Reclassification of realized (gains) losses to sales and cost of sales	9	7
Ending balance	(37)	(10)

Accumulated other comprehensive income (loss)	$(1,738)	(2,030)

Activity above is shown net of income taxes for the three months ended December 31, 2016 and 2015, respectively, as follows: amortization of pension and postretirement deferred actuarial losses: $(18) and $(14); pension and postretirement divestiture: $(7) and $ - ; deferral of cash flow hedging gains (losses): $(4) and $2; reclassification of realized cash flow hedging (gains) losses: $(5) and $(5).

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

7.	Total periodic pension and postretirement expense is summarized below (in millions):

	Three Months Ended December 31,
	2015	2016
Service cost	$22	21
Interest cost	50	42
Expected return on plan assets	(88)	(86)
Net amortization	40	53
Total	$24	30

8.	Other deductions, net are summarized below (in millions):

	Three Months Ended December 31,
	2015	2016

Amortization of intangibles	$22	22
Restructuring costs	7	11
Other	25	—
Total	$54	33

The decrease in Other for the first quarter is primarily due to a favorable foreign currency transactions impact of $34 million reflecting gains of $13 million in the current year compared with losses of $21 million in the prior year, partially offset by higher acquisition-related costs.

9.
Restructuring expense reflects costs associated with the Company’s ongoing efforts to improve operational efficiency and deploy assets globally in order to remain competitive on a worldwide basis. The Company expects full year 2017 restructuring expense to be approximately $50 million. This includes $11 million incurred to date, as well as costs to complete actions initiated before the end of the first quarter and actions anticipated to be approved and initiated during the remainder of the year. Costs for the three months ended December 31, 2016 largely relate to restructuring of the global cost structure consistent with the current level of economic activity, as well as the redeployment of resources for future growth.

Restructuring expense by business segment follows (in millions):

	Three Months Ended December 31,
	2015	2016

Automation Solutions	$5	6

Climate Technologies	1	4
Tools & Home Products	1	1
Commercial & Residential Solutions	2	5

Total	$7	11

Details of the change in the liability for restructuring costs during the three months ended December 31, 2016 follow (in millions):

	Sept 30, 2016	Expense	Utilized/Paid	Dec 31, 2016

Severance and benefits	$44	8	24	28
Lease and other contract terminations	5	—	—	5
Vacant facility and other shutdown costs	3	1	1	3
Start-up and moving costs	2	2	2	2
Total	$54	11	27	38

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

10.
Business Segments – The Company designs and manufactures products and delivers services that bring technology and engineering together to provide innovative solutions for customers in a wide range of industrial, commercial and consumer markets around the world.

The Automation Solutions segment provides measurement, control, diagnostic capabilities and integrated manufacturing solutions for automated industrial processes, and serves oil and gas, refining, chemical, power generation, pharmaceutical, food and beverage, automotive and other end markets. The segment's major product offerings are described below.

•
Measurement & Analytical Instrumentation products measure the physical properties of liquid or gases in a process stream and communicate this information to a process control system, and analyze the chemical composition of process fluids and emissions to enhance quality and efficiency, as well as environmental compliance.

•
Valves, Actuators & Regulators consists of control valves which respond to commands from a control system to continuously and precisely modulate the flow of process fluids, valve actuators and controllers, and industrial and residential regulators that reduce the pressure of fluids moving from high-pressure supply lines into lower pressure systems.

•
Industrial Solutions provides fluid power and control mechanisms, electrical distribution equipment, and materials joining and precision cleaning products which are used in a variety of manufacturing operations to provide integrated manufacturing solutions to customers.

•
Process Control Systems & Solutions includes digital plant architecture that controls plant processes by communicating with and adjusting the "intelligent" plant devices described above to provide precision measurement, control, monitoring, asset optimization, and plant safety and reliability for plants that produce power, or process fluids or other items.

The Commercial & Residential Solutions business consists of the Climate Technologies and Tools & Home Products segments. This business provides products and solutions that promote energy efficiency, enhance household and commercial comfort, and protect food quality and sustainability through heating, air conditioning and refrigeration technology, as well as a broad range of tools and appliance solutions.
The Climate Technologies segment provides products and services for all areas of the climate control industry, including residential heating and cooling, commercial air conditioning, and commercial and industrial refrigeration. Products include compressors, temperature sensors and controls, thermostats, flow controls and remote monitoring technology and services that enable homeowners and businesses to better manage their heating, air conditioning and refrigeration systems for improved control and comfort, and lower energy costs.
The Tools & Home Products segment offers tools for professionals and homeowners, residential storage products and appliance solutions. Products include professional pipe-working tools, residential and commercial food waste disposers, wet-dry vacuums, and home shelving and closet organization systems.
Summarized information about the Company's results of operations by business segment follows (in millions):

	Three Months Ended December 31,
	Sales		Earnings
	2015	2016	2015	2016

Automation Solutions	$2,162	1,967	341	326

Climate Technologies	786	859	133	161
Tools & Home Products	392	393	85	88
Commercial & Residential Solutions	1,178	1,252	218	249

Differences in accounting methods			44	33
Corporate and other			(122)	(98)
Eliminations/Interest	(3)	(3)	(47)	(46)
Total	$3,337	3,216	434	464
The decrease in Corporate and other for the first quarter of 2017 is attributable to lower incentive stock compensation of $26 million which reflects the impact of changes in the Company's stock price.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Automation Solutions sales by major product offering are summarized below (in millions):

	Three Months Ended December 31,
	2015	2016

Measurement & Analytical Instrumentation	$757	682
Valves, Actuators & Regulators	498	449
Industrial Solutions	385	367
Process Control Systems & Solutions	522	469
Total	$2,162	1,967

11.
In the fourth quarter of 2016, the Company entered into an agreement to purchase Pentair's Valves & Controls business for $3.15 billion, subject to certain post-closing adjustments. This business, with sales of approximately $1.6 billion, is a manufacturer of control, isolation and pressure relief valves and actuators, and complements the Valves, Actuators & Regulators product offering within Automation Solutions. The transaction is expected to close by March 31, 2017, subject to conclusion of ongoing regulatory reviews.

12.
Discontinued Operations – The Company previously announced strategic actions to streamline its portfolio, drive growth and accelerate value creation for shareholders. On November 30, 2016, the Company completed the sale of its network power systems business for $4 billion in cash, subject to certain post-closing adjustments, and retained a subordinated interest in distributions, contingent upon the equity holders first receiving a threshold return on their initial investment. This business comprised the former Network Power segment. Additionally, on January 31, 2017, the Company completed the sale of its power generation, motors and drives business for a value of $1.2 billion, representing cash plus assumption of certain postretirement liabilities by the buyer, subject to post-closing adjustments. This business was previously reported in the former Industrial Automations segment. The results of operations for these businesses have been reclassified into discontinued operations, and the assets and liabilities are reflected as held-for-sale.

The financial results of the network power systems and power generation, motors and drives businesses reported as discontinued operations for the quarters ended December 31, 2016 and 2015 were as follows:

	Network Power Systems		Power Generation, Motors and Drives		Total
	Dec 31, 2015	Dec 31, 2016	Dec 31, 2015	Dec 31, 2016	Dec 31, 2015	Dec 31, 2016

Net sales	$1,048	630	338	310	1,386	940
Cost of sales	650	394	261	232	911	626
SG&A	279	180	66	62	345	242
Other (income) deductions, net	48	(461)	12	40	60	(421)
Earnings (Loss) before income taxes	71	517	(1)	(24)	70	493
Income taxes	24	554	—	(6)	24	548
Earnings (Loss), net of tax	$47	(37)	(1)	(18)	46	(55)

In the first quarter of 2017, discontinued operations consists of net earnings from operations of $14 million, an after-tax gain on divestiture of the network power systems business of $86 million ($465 million pretax), income tax expense of $144 million for repatriation of sales proceeds, a loss of $38 million to write down the power generation, motors and drives business to the sales price less cost to sell, and lower expense of $27 million due to ceasing depreciation and amortization for the discontinued businesses held-for-sale. Results of discontinued operations for the first quarter of 2016 includes net earnings from operations of $68 million and separation costs related to the divestitures of $22 million.

The Company expects to recognize approximately $100 million of income tax expense on completion of the sale of the power generation, motors and drives business, which closed on January 31, 2017, subject to finalization of several matters and post-closing adjustments.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

In fiscal 2017, the Company expects to pay income taxes of approximately $600 million as a result of completing the sales of the network power systems and power generation, motors and drives businesses.

The aggregate carrying amounts of the major classes of assets and liabilities classified as held-for-sale as of December 31, 2016 and September 30, 2016 are summarized as follows:

	Network Power Systems	Power Generation, Motors and Drives		Total
	Sept 30, 2016	Sept 30, 2016	Dec 31, 2016	Sept 30, 2016	Dec 31, 2016
Assets
Receivables	$1,202	290	259	1,492	259
Inventories	381	197	185	578	185
Other current assets	108	22	26	130	26
Property plant & equipment, net	352	259	237	611	237
Goodwill	2,111	580	528	2,691	528
Other noncurrent assets	473	55	49	528	49
Total assets held-for-sale	$4,627	1,403	1,284	6,030	1,284

Liabilities
Accounts payable	$664	176	155	840	155
Other current liabilities	620	141	134	761	134
Deferred taxes and other noncurrent liabilities	227	99	89	326	89
Total liabilities held-for-sale	$1,511	416	378	1,927	378

Net cash from operating and investing activities for the network power systems and power generation, motors and drives businesses for the quarters ended December 31, 2016 and 2015 were as follows:

	Network Power Systems		Power Generation, Motors and Drives		Total
	Dec 31, 2015	Dec 31, 2016	Dec 31, 2015	Dec 31, 2016	Dec 31, 2015	Dec 31, 2016

Cash from operating activities	$83	(173)	18	1	101	(172)
Cash from investing activities	$(8)	3,903	(12)	(9)	(20)	3,894

Cash from operating activities was reduced by $139 million and $24 million for the quarters ending December 31, 2016 and 2015, respectively, due to income taxes and fees paid related to the transactions.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Items 2 and 3.

Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
The Company previously announced strategic actions to streamline its portfolio, drive growth and accelerate value creation for shareholders. These portfolio repositioning actions resulted in the sale of the network power systems business which closed in the first quarter of 2017, and the sale of the power generation, motors and drives business which closed in the second quarter of 2017. These businesses have been reported within discontinued operations for all periods presented.

First quarter sales from continuing operations were $3,216 million, down 4 percent. Underlying sales were down 3 percent reflecting stabilizing conditions in energy related markets and improvement in HVAC, refrigeration and U.S. construction markets.
Earnings from continuing operations common stockholders were $364 million, up 20 percent, and diluted earnings per share from continuing operations were $0.56, up 22 percent, including an income tax benefit of $47 million ($0.07 per share). Net earnings common stockholders were $309 million, down 12 percent, and diluted earnings per share were $0.48, down 9 percent, reflecting the impact of discontinued operations.
RESULTS OF OPERATIONS

Following is an analysis of the Company’s operating results for the first quarter ended December 31, 2016, compared with the first quarter ended December 31, 2015.

Three Months Ended Dec 31	2015	2016	Change
(dollars in millions, except per share amounts)

Net sales	$3,337	3,216	(4)%
Gross profit	$1,414	1,365	(3)%
Percent of sales	42.4%	42.4%

SG&A	$879	822
Percent of sales	26.4%	25.5%
Other deductions, net	$54	33
Interest expense, net	$47	46

Earnings from continuing operations before income taxes	$434	464	7%
Percent of sales	13.0%	14.4%
Earnings from continuing operations common stockholders	$303	364	20%
Net earnings common stockholders	$349	309	(12)%
Percent of sales	10.5%	9.6%

Diluted EPS - Earnings from continuing operations	$0.46	0.56	22%
Diluted EPS - Net earnings	$0.53	0.48	(9)%

Net sales for the first quarter of 2017 were $3,216 million, a decrease of $121 million, or 4 percent compared with $3,337 million in 2016. Underlying sales decreased 3 percent ($88 million) on 2 percent lower volume and 1 percent lower price. Foreign currency translation subtracted 1 percent ($40 million) and acquisitions added $7 million. Underlying sales decreased 3 percent in the U.S. and 2 percent internationally. Asia was up 7 percent (China up 17 percent), while Europe decreased 2 percent, Latin America was down 19 percent, Canada decreased 20 percent and Middle East/Africa was down 5 percent. Sales decreased $195 million in Automation Solutions due to lower capital spending in energy related and general industrial markets, primarily reflecting the impact of low oil prices. Commercial & Residential Solutions sales increased $74 million reflecting favorable conditions in HVAC, refrigeration and U.S. and Asian construction markets.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Cost of sales for the first quarter of 2017 were $1,851 million, a decrease of $72 million compared with $1,923 million in 2016 primarily due to reduced sales volume and the impact of foreign currency translation. Gross profit margin of 42.4 percent was flat compared with 2016, as savings from cost reduction and containment actions offset deleverage on the reduced sales volume, lower price and unfavorable mix.

Selling, general and administrative (SG&A) expenses of $822 million decreased $57 million compared with the prior year and SG&A as a percent of sales of 25.5 percent improved 0.9 percentage points, primarily due to savings from cost reduction actions and lower incentive stock compensation of $26 million which reflects the impact of changes in the Company's stock price, partially offset by deleverage on lower volume.

Other deductions, net were $33 million in 2017, a decrease of $21 million due to favorable foreign currency transactions of $13 million in the current year compared with a loss of $21 million in the prior year, partially offset by higher acquisition-related costs. See Note 8.

Pretax earnings from continuing operations of $464 million increased $30 million, or 7 percent. Earnings increased $31 million in Commercial & Residential Solutions and decreased $15 million in Automation Solutions. See Note 10 and the following Business Segments discussion.

Income taxes were $94 million for 2017 and $127 million for 2016, resulting in effective tax rates of 20 percent and 29 percent, respectively. The 9 percentage point decrease versus the prior year is largely due to a $47 million tax benefit generated from restructuring a foreign subsidiary. The tax rate for full year 2017 is estimated at 29 percent including the tax benefit.

Earnings from continuing operations attributable to common stockholders were $364 million, up 20 percent, and diluted earnings per share were $0.56, up 22 percent.

Net earnings common stockholders in the first quarter of 2017 were $309 million, down 12 percent, compared with $349 million in the prior year, and earnings per share were $0.48, down 9 percent compared with $0.53 in 2016. Combined, the gain on the network power divestiture and the other items included in discontinued operations described below negatively impacted both net earnings and earnings per share comparisons 14 percentage points.

Discontinued Operations

Discontinued operations includes a net loss of $(55) million ($0.08 per share) in the first quarter of 2017 and net earnings of $46 million ($0.07 per share) in 2016. In the first quarter of 2017, discontinued operations consists of net earnings from operations of $14 million, an after-tax gain on divestiture of the network power systems business of $86 million ($465 million pretax), income tax expense of $144 million for repatriation of sales proceeds, a loss of $38 million to write down the power generation, motors and drives business to the sales price less cost to sell, and lower expense of $27 million due to ceasing depreciation and amortization for the discontinued businesses held-for-sale. Earnings for the first quarter of 2016 include net earnings from operations of $68 million and separation costs related to the divestitures of $22 million. See Note 12.

The Company expects to recognize approximately $100 million of income tax expense on completion of the sale of the power generation, motors and drives business, which closed on January 31, 2017, subject to finalization of several matters and post-closing adjustments.

In fiscal 2017, the Company expects to pay income taxes of approximately $600 million as a result of completing the sales of the network power systems and power generation, motors and drives businesses.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

BUSINESS SEGMENTS
Following is an analysis of operating results for the Company’s business segments for the first quarter ended December 31, 2016, compared with the first quarter ended December 31, 2015. The Company defines segment earnings as earnings before interest and taxes. See Notes 1 and 10 for a discussion of the Company's business segments.

Automation Solutions

Three Months Ended Dec 31	2015	2016	Change
(dollars in millions)

Sales	$2,162	1,967	(9)%
Earnings	$341	326	(4)%
Margin	15.8%	16.6%

Sales by Major Product Offering
Measurement & Analytical Instrumentation	$757	682	(10)%
Valves, Actuators & Regulators	498	449	(10)%
Industrial Solutions	385	367	(5)%
Process Control Systems & Solutions	522	469	(10)%
Total	$2,162	1,967	(9)%

Automation Solutions sales were $2.0 billion in the first quarter, a decrease of $195 million, or 9 percent. Underlying sales decreased 8 percent ($167 million) on 7 percent lower volume and 1 percent lower price. Foreign currency translation had a 1 percent ($28 million) unfavorable impact. Sales for Measurement & Analytical Instrumentation, Valves, Actuators & Regulators, and Process Control Systems & Solutions decreased $177 million, or 10 percent compared with the prior year on lower capital and operational spending by global oil and gas customers, particularly in upstream markets, reflecting the impact of low oil prices and excess supply. Industrial Solutions sales decreased $18 million, or 5 percent on weakness in industrial spending and upstream oil and gas markets. Chemical, power and life sciences markets remained favorable. Underlying sales decreased 9 percent in the U.S. and 5 percent in Europe. Sales decreased 2 percent in Asia (China up 4 percent), 29 percent in Latin America and 26 percent in Canada. Sales in Middle East/Africa increased 3 percent. Earnings were $326 million, a decrease of $15 million on the decline in volume, while margin improved 0.8 percentage points reflecting savings from cost reduction actions and favorable foreign currency transactions of $18 million in the current year versus a loss of $16 million in the prior year, partially offset by deleverage on the lower volume. Lower price was substantially offset by materials cost containment. Results will remain under pressure during the second quarter due to continued low levels of customer spending, with market conditions expected to improve during the fiscal year.

Commercial & Residential Solutions

Three Months Ended Dec 31	2015	2016	Change
(dollars in millions)

Sales:
Climate Technologies	$786	859	9%
Tools & Home Products	392	393	—%
Total	$1,178	1,252	6%

Earnings:
Climate Technologies	$133	161	21%
Tools & Home Products	85	88	3%
Total	$218	249	14%
Margin	18.5%	19.9%

Commercial & Residential Solutions sales were $1.3 billion in the first quarter, an increase of $74 million, or 6 percent. Underlying sales were up 7 percent ($79 million) on 8 percent higher volume, partially offset by 1 percent lower price. Foreign currency translation deducted $12 million (1 percent) and acquisitions added $7 million.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Climate Technologies sales were $859 million in the first quarter, an increase of $73 million, or 9 percent. Global air conditioning sales were strong, led by strength in the U.S. and Asia, robust growth in China partially due to easier comparisons, and solid growth in Europe. Global refrigeration sales were solid due to robust growth in China on increased adoption of energy-efficient solutions, while sales decreased slightly in the U.S. and moderately in Europe. Sales of temperature controls, sensors and solutions also increased. Tools & Home Products sales of $393 million in the first quarter were flat (up $1 million). Professional tools sales were up moderately and wet/dry vacuums had solid growth as favorable conditions continued in U.S. construction markets. Sales were flat for food waste disposers while the storage business declined moderately. Overall, underlying sales increased 4 percent in the U.S., 7 percent in Europe and 26 percent in Asia (China up 40 percent). Sales increased 3 percent in Latin America, were flat in Canada and decreased 29 percent in Middle East/Africa. Earnings were $249 million, an increase of $31 million including $28 million in Climate Technologies, and margin improved 1.4 percentage points due to increased volume and resulting leverage, savings from cost reduction actions and lower customer accommodation costs of $6 million. Lower price and unfavorable mix partially offset the increase. The outlook for global demand in air conditioning, refrigeration and U.S. construction markets is favorable, supporting the expectation for low to mid-single digit growth in fiscal 2017.

FINANCIAL CONDITION

Key elements of the Company's financial condition for the three months ended December 31, 2016 as compared to the year ended September 30, 2016 follow.

	Sept 30, 2016		Dec 31, 2016
Working capital (in millions)	$1,353		4,550
Current ratio	1.2		2.2
Total debt-to-total capital	46.7%		34.5%
Net debt-to-net capital	31.3%		(1.1)%
Interest coverage ratio	11.8	X	9.9X
The Company's working capital, current ratio, and debt-to-capital improved due to $4 billion of proceeds received from the sale of the network power systems business. These funds will be used to complete the previously announced Valves & Controls acquisition. See Note 11. The interest coverage ratio (earnings before income taxes plus interest expense, divided by interest expense) of 9.9X for the first three months of 2017 compares to 9.1X for the first three months of 2016.

Operating cash flow from continuing operations for the first quarter of 2017 was $410 million, an increase of $24 million compared with $386 million in the prior year reflecting higher earnings and lower working capital investment. Free cash flow from continuing operations of $310 million (operating cash flow of $410 million less capital expenditures of $100 million) increased $48 million, reflecting the increase in operating cash flow and lower capital expenditures in 2017. Operating cash flow funded dividends of $311 million and capital expenditures. Free cash flow from continuing operations was $262 million in 2016 (operating cash flow of $386 million less capital expenditures of $124 million).

Total cash provided by operating activities was $238 million including the impact of discontinued operations, and decreased $249 million compared with $487 million in the prior year. Total operating cash flow was reduced by $139 million and $24 million in the first quarter of 2017 and 2016, respectively, due to income taxes and fees paid related to the portfolio repositioning actions.

Emerson's financial structure provides the flexibility necessary to achieve its strategic objectives. The Company has been successful in efficiently deploying cash where needed worldwide to fund operations, complete acquisitions and sustain long-term growth. The Company believes that sufficient funds will be available to meet the Company’s needs in the foreseeable future through operating cash flow, existing resources, short- and long-term debt capacity or backup credit lines.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

FISCAL 2017 OUTLOOK
Although significant challenges are expected to persist throughout 2017, the Company’s first quarter results and recent order trends reflect positive momentum within its two business platforms. Improving market conditions and a broad-based increase in demand within many global served markets are expected to benefit the Company in the second half of the year. Considering these factors, the Company expects full-year fiscal 2017 net sales to be down 1 to 3 percent, with underlying sales flat to down 2 percent excluding unfavorable currency translation of approximately 1 percent. Earnings per share from continuing operations are expected to be $2.47 to $2.62 including a $0.07 income tax benefit in the first quarter. Automation Solutions net sales are expected to be down 5 to 7 percent, with underlying sales down 3 to 5 percent excluding unfavorable currency translation of approximately 2 percent. Commercial & Residential Solutions net and underlying sales are expected to be up 3 to 5 percent. The outlook contained herein reflects the Company’s expectations for its consolidated results from continuing operations, and excludes any impact related to the pending acquisition of Pentair's Valves & Controls business.

Statements in this report that are not strictly historical may be "forward-looking" statements, which involve risks and uncertainties, and Emerson undertakes no obligation to update any such statements to reflect later developments. These risks and uncertainties include economic and currency conditions, market demand, pricing, protection of intellectual property, and competitive and technological factors, among others, which are set forth in the “Risk Factors” of Part I, Item 1, and the "Safe Harbor Statement" of Part II, Item 7, to the Company's Annual Report on Form 10-K for the year ended September 30, 2016 and in subsequent reports filed with the SEC, which are hereby incorporated by reference.

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

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In November 2015, the Board of Directors authorized the purchase of up to 70 million shares, and 63.5 million shares remain available. No shares were purchased in the first quarter of 2017.

Item 6. Exhibits

(a) Exhibits (Listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

3.1	Bylaws of Emerson Electric Co., as amended through October 4, 2016, incorporated by reference to Emerson Electric Co. Form 8-K filed October 6, 2016, Exhibit 3.1.

10.1	Description of Non-Management Director Compensation.

12	Ratio of Earnings to Fixed Charges.

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

101
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the three months ended December 31, 2016 and 2015, (ii) Consolidated Statements of Comprehensive Income for the three months ended December 31, 2016 and 2015, (iii) Consolidated Balance Sheets as of September 30, 2016 and December 31, 2016, (iv) Consolidated Statements of Cash Flows for the three months ended December 31, 2016 and 2015, and (v) Notes to Consolidated Financial Statements for the three months ended December 31, 2016.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMERSON ELECTRIC CO.

By	/s/ Frank J. Dellaquila
Frank J. Dellaquila
Senior Executive Vice President and Chief Financial Officer
(on behalf of the registrant and as Chief Financial Officer)
February 8, 2017

INDEX TO EXHIBITS

Exhibit No.	Exhibit

10.1	Description of Non-Management Director Compensation.

12	Ratio of Earnings to Fixed Charges.

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

101
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the three months ended December 31, 2016 and 2015, (ii) Consolidated Statements of Comprehensive Income for the three months ended December 31, 2016 and 2015, (iii) Consolidated Balance Sheets as of September 30, 2016 and December 31, 2016, (iv) Consolidated Statements of Cash Flows for the three months ended December 31, 2016 and 2015, and (v) Notes to Consolidated Financial Statements for the three months ended December 31, 2016.