Form 10-Q
period 2017-03-31
EMERSON ELECTRIC CO
filed 2017-05-04
CIK 32604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common stock of $0.50 par value per share outstanding at April 30, 2017: 644,480,132 shares.

FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
THREE AND SIX MONTHS ENDED MARCH 31, 2016 AND 2017
(Dollars in millions, except per share amounts; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2017	2016	2017
Net sales	$3,579	3,574	6,916	6,790

Costs and expenses:
Cost of sales	2,037	2,017	3,960	3,868
Selling, general and administrative expenses	878	868	1,757	1,690
Other deductions, net	66	83	120	116
Interest expense (net of interest income of $8, $9, $14 and $15, respectively)	46	41	93	87

Earnings from continuing operations before income taxes	552	565	986	1,029

Income taxes	177	181	304	275

Earnings from continuing operations	375	384	682	754

Discontinued operations, net of tax	2	(84)	48	(139)

Net earnings	377	300	730	615

Less: Noncontrolling interests in earnings of subsidiaries	8	8	12	14

Net earnings common stockholders	$369	292	718	601

Earnings common stockholders:
Earnings from continuing operations	$367	376	670	740
Discontinued operations, net of tax	2	(84)	48	(139)
Net earnings common stockholders	$369	292	718	601

Basic earnings per share common stockholders:
Earnings from continuing operations	$0.57	0.58	1.04	1.14
Discontinued operations	—	(0.13)	0.07	(0.21)
Basic earnings per common share	$0.57	0.45	1.11	0.93

Diluted earnings per share common stockholders:
Earnings from continuing operations	$0.57	0.58	1.03	1.14
Discontinued operations	—	(0.13)	0.07	(0.21)
Diluted earnings per common share	$0.57	0.45	1.10	0.93

Cash dividends per common share	$0.475	0.48	0.95	0.96

 See accompanying Notes to Consolidated Financial Statements.

FORM 10-Q

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE AND SIX MONTHS ENDED MARCH 31, 2016 AND 2017
(Dollars in millions; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2017	2016	2017
Net earnings	$377	300	730	615

Other comprehensive income (loss), net of tax:
Foreign currency translation	125	259	(28)	156
Pension and postretirement	27	65	53	120
Cash flow hedges	5	17	11	32
Total other comprehensive income	157	341	36	308

Comprehensive income	534	641	766	923

Less: Noncontrolling interests in comprehensive income of subsidiaries	9	9	13	13
Comprehensive income common stockholders	$525	632	753	910

See accompanying Notes to Consolidated Financial Statements.

FORM 10-Q

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts; unaudited)

	Sept 30, 2016	Mar 31, 2017
ASSETS
Current assets
Cash and equivalents	$3,182	5,039
Receivables, less allowances of $92 and $112, respectively	2,701	2,479
Inventories	1,208	1,331
Other current assets	669	597
Current assets held-for-sale	2,200	—
Total current assets	9,960	9,446

Property, plant and equipment, net	2,931	2,880
Other assets
Goodwill	3,909	3,891
Other intangible assets	902	869
Other	200	191
Noncurrent assets held-for-sale	3,830	—
Total other assets	8,841	4,951
Total assets	$21,732	17,277

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current maturities of long-term debt	$2,584	252
Accounts payable	1,517	1,368
Accrued expenses	2,126	1,952
Income taxes	180	199
Current liabilities held-for-sale	1,601	—
Total current liabilities	8,008	3,771

Long-term debt	4,051	3,816

Other liabilities	1,729	1,633

Noncurrent liabilities held-for-sale	326	—

Equity
Common stock, $0.50 par value; authorized, 1,200,000,000 shares; issued, 953,354,012 shares; outstanding, 642,796,490 shares and 644,380,547 shares, respectively	477	477
Additional paid-in-capital	205	337
Retained earnings	21,716	21,696
Accumulated other comprehensive income (loss)	(1,999)	(1,690)
Cost of common stock in treasury, 310,557,522 shares and 308,973,465 shares, respectively	(12,831)	(12,814)
Common stockholders’ equity	7,568	8,006
Noncontrolling interests in subsidiaries	50	51
Total equity	7,618	8,057
Total liabilities and equity	$21,732	17,277

See accompanying Notes to Consolidated Financial Statements.

FORM 10-Q

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2016 AND 2017
(Dollars in millions; unaudited)

	Six Months Ended
	March 31,
	2016	2017
Operating activities
Net earnings	$730	615
(Earnings) Loss from discontinued operations, net of tax	(48)	139
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	286	283
Changes in operating working capital	(100)	(126)
Other, net	148	100
Cash from continuing operations	1,016	1,011
Cash from discontinued operations	190	(601)
Cash provided by operating activities	1,206	410

Investing activities
Capital expenditures	(210)	(194)
Purchases of businesses, net of cash and equivalents acquired	(11)	(16)
Other, net	71	(50)
Cash from continuing operations	(150)	(260)
Cash from discontinued operations	(38)	5,051
Cash provided by (used in) investing activities	(188)	4,791

Financing activities
Net increase (decrease) in short-term borrowings	357	(2,228)
Proceeds from short-term borrowings greater than three months	1,174	—
Payments of short-term borrowings greater than three months	(827)	(90)
Payments of long-term debt	(253)	(252)
Dividends paid	(616)	(621)
Purchases of common stock	(555)	(120)
Other, net	(5)	29
Cash used in financing activities	(725)	(3,282)

Effect of exchange rate changes on cash and equivalents	(25)	(62)
Increase in cash and equivalents	268	1,857
Beginning cash and equivalents	3,054	3,182
Ending cash and equivalents	$3,322	5,039

Changes in operating working capital
Receivables	$312	190
Inventories	(78)	(137)
Other current assets	—	11
Accounts payable	(125)	(100)
Accrued expenses	(168)	(98)
Income taxes	(41)	8
Total changes in operating working capital	$(100)	(126)

See accompanying Notes to Consolidated Financial Statements.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2017	2016	2017

Basic shares outstanding	642.0	643.6	646.0	643.2
Dilutive shares	2.7	1.2	2.6	1.3
Diluted shares outstanding	644.7	644.8	648.6	644.5

3.    Other Financial Information (in millions):

	Sept 30, 2016	Mar 31, 2017
Inventories
Finished products	$382	434
Raw materials and work in process	826	897
Total	$1,208	1,331

Property, plant and equipment, net
Property, plant and equipment, at cost	$7,327	7,405
Less: Accumulated depreciation	4,396	4,525
Total	$2,931	2,880

Goodwill by business segment
Automation Solutions	$3,160	3,146

Climate Technologies	553	550
Tools & Home Products	196	195
Commercial & Residential Solutions	749	745

Total	$3,909	3,891

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

	Sept 30, 2016	Mar 31, 2017
Accrued expenses include the following
Employee compensation	$431	375
Customer advanced payments	$433	471
Product warranty	$106	97

	Sept 30, 2016	Mar 31, 2017
Other liabilities
Pension liabilities	$844	762
Deferred income taxes	210	182
Postretirement liabilities, excluding current portion	193	190
Other	482	499
Total	$1,729	1,633

4.	Following is a discussion regarding the Company’s use of financial instruments:
Hedging Activities – As of March 31, 2017, the notional amount of foreign currency hedge positions was approximately $1.1 billion, and commodity hedge contracts totaled approximately $85 million (primarily 41 million pounds of copper and aluminum). All derivatives receiving deferral accounting are cash flow hedges. The majority of hedging gains and losses deferred as of March 31, 2017 are expected to be recognized over the next 12 months as the underlying forecasted transactions occur. Gains and losses on foreign currency derivatives reported in other deductions, net reflect hedges of balance sheet exposures that do not receive deferral accounting. The following gains and losses are included in earnings and other comprehensive income (OCI) for the three and six months ended March 31, 2017 and 2016 (in millions):

		Into Earnings				Into OCI
		2nd Quarter		Six Months		2nd Quarter		Six Months
Gains (Losses)	Location	2016	2017	2016	2017	2016	2017	2016	2017

Commodity	Cost of sales	$(12)	4	(20)	2	1	5	(10)	15
Foreign currency	Sales, cost of sales	(9)	(7)	(15)	(17)	(13)	20	(7)	22
Foreign currency	Other deductions, net	(10)	(6)	(7)	—
Total		$(31)	(9)	(42)	(15)	(12)	25	(17)	37
Regardless of whether derivatives receive deferral accounting, the Company expects hedging gains or losses to be essentially offset by losses or gains on the related underlying exposures. The amounts ultimately recognized will differ from those presented above for open positions, which remain subject to ongoing market price fluctuations until settlement. Derivatives receiving deferral accounting are highly effective and no amounts were excluded from the assessment of hedge effectiveness. Hedge ineffectiveness was immaterial for the three and six months ended March 31, 2017 and 2016.
Fair Value Measurement – Valuations for all derivatives and the Company's long-term debt fall within Level 2 of the GAAP valuation hierarchy. As of March 31, 2017, the fair value of long-term debt was $4,375 million, which exceeded the carrying value by $307 million. At March 31, 2017, the fair values of commodity contracts and foreign currency contracts were reported in other current assets and accrued expenses. Valuations of derivative contract positions are summarized below (in millions):

	September 30, 2016		March 31, 2017
	Assets	Liabilities	Assets	Liabilities
Foreign Currency	$7	49	20	14
Commodity	$2	4	12	—

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Counterparties to derivatives arrangements are companies with investment-grade credit ratings. The Company has bilateral collateral arrangements with counterparties with credit rating-based posting thresholds that vary depending on the arrangement. If credit ratings on the Company's debt fall below preestablished levels, counterparties can require immediate full collateralization of all derivatives in net liability positions. The maximum amount that could potentially have been required was $3 million. The Company also can demand full collateralization of derivatives in net asset positions should any counterparty credit ratings fall below certain thresholds. No collateral was posted with counterparties and none was held by the Company as of March 31, 2017.

5.	The change in equity for the first six months of 2017 is shown below (in millions):

	Common Stockholders' Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance at September 30, 2016	$7,568	50	7,618
Net earnings	601	14	615
Other comprehensive income (loss)	309	(1)	308
Cash dividends	(621)	(12)	(633)
Stock plans	149	—	149
Balance at March 31, 2017	$8,006	51	8,057

6.	Activity in accumulated other comprehensive income (loss) for the three and six months ended March 31, 2017 and 2016 is shown below (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2017	2016	2017
Foreign currency translation
Beginning balance	$(775)	(913)	(622)	(812)
Other comprehensive income (loss) before reclassifications	124	139	(29)	(228)
Reclassified to gain/loss on sale of businesses	—	119	—	385
Ending balance	(651)	(655)	(651)	(655)

Pension and postretirement
Beginning balance	(926)	(1,107)	(952)	(1,162)
Amortization of deferred actuarial losses into earnings	27	35	53	70
Reclassified to gain/loss on sale of businesses	—	30	—	50
Ending balance	(899)	(1,042)	(899)	(1,042)

Cash flow hedges
Beginning balance	(37)	(10)	(43)	(25)
Deferral of gains (losses) arising during the period	(8)	15	(11)	23
Reclassification of realized (gains) losses to sales and cost of sales	13	2	22	9
Ending balance	(32)	7	(32)	7

Accumulated other comprehensive income (loss)	$(1,582)	(1,690)	(1,582)	(1,690)

Activity above is shown net of income taxes for the three and six months ended March 31, 2017 and 2016, respectively, as follows: amortization of pension and postretirement deferred actuarial losses: $(18), $(14), $(36) and $(28); pension and postretirement divestiture: $(15), $ - , $(22) and $ -; deferral of cash flow hedging gains (losses): $(10), $4, $(14) and $6; reclassification of realized cash flow hedging (gains) losses: $(1), $(8), $(6) and $(13).

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

7.	Total periodic pension and postretirement expense is summarized below (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2017	2016	2017
Service cost	$23	21	45	42
Interest cost	49	42	99	84
Expected return on plan assets	(88)	(86)	(176)	(172)
Net amortization	41	53	81	106
Total	$25	30	49	60

8.	Other deductions, net are summarized below (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2017	2016	2017

Amortization of intangibles	$22	21	44	43
Restructuring costs	11	13	18	24
Other	33	49	58	49
Total	$66	83	120	116

Other includes higher acquisition/divestiture costs of $11 million in the second quarter and $21 million year-to-date, and an increase in bad debt expense of $13 million and $11 million, respectively. The comparative impact of foreign currency transactions was favorable by $12 million in the second quarter and $46 million year-to-date.

9.
Restructuring expense reflects costs associated with the Company’s ongoing efforts to improve operational efficiency and deploy assets globally in order to remain competitive on a worldwide basis. The Company expects full year 2017 restructuring expense to be approximately $50 million. This includes $24 million incurred to date, as well as costs to complete actions initiated before the end of the second quarter and actions anticipated to be approved and initiated during the remainder of the year. Costs for the three and six months ended March 31, 2017 largely relate to restructuring of the global cost structure consistent with the current level of economic activity, as well as the redeployment of resources for future growth.

Restructuring expense by business segment follows (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2017	2016	2017

Automation Solutions	$8	9	13	15

Climate Technologies	2	3	3	7
Tools & Home Products	1	—	2	1
Commercial & Residential Solutions	3	3	5	8

Corporate	—	1	—	1

Total	$11	13	18	24

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Details of the change in the liability for restructuring costs during the six months ended March 31, 2017 follow (in millions):

	Sept 30, 2016	Expense	Utilized/Paid	Mar 31, 2017

Severance and benefits	$44	13	35	22
Lease and other contract terminations	5	1	1	5
Asset write-downs	—	1	1	—
Vacant facility and other shutdown costs	3	2	3	2
Start-up and moving costs	2	7	5	4
Total	$54	24	45	33

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

•
Measurement & Analytical Instrumentation products measure the physical properties of liquids or gases in a process stream and communicate this information to a process control system, and analyze the chemical composition of process fluids and emissions to enhance quality and efficiency, as well as environmental compliance.

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

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Summarized information about the Company's results of operations by business segment follows (in millions):

	Three Months Ended March 31,				Six Months Ended March 31,
	Sales		Earnings		Sales		Earnings
	2016	2017	2016	2017	2016	2017	2016	2017

Automation Solutions	$2,194	2,117	342	328	4,356	4,084	683	654

Climate Technologies	993	1,058	226	249	1,779	1,917	359	410
Tools & Home Products	394	402	92	96	786	795	177	184
Commercial & Residential Solutions	1,387	1,460	318	345	2,565	2,712	536	594

Differences in accounting methods			47	35			91	68
Corporate and other			(109)	(102)			(231)	(200)
Eliminations/Interest	(2)	(3)	(46)	(41)	(5)	(6)	(93)	(87)
Total	$3,579	3,574	552	565	6,916	6,790	986	1,029
Corporate and other in 2017 includes lower incentive stock compensation of $17 million for the second quarter and $43 million year-to-date, which reflects the impact of changes in the Company's stock price. Corporate and other also includes higher acquisition/divestiture costs of $11 million for the second quarter and $21 million year-to-date.

Automation Solutions sales by major product offering are summarized below (in millions):

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2017	2016	2017

Measurement & Analytical Instrumentation	$766	736	1,523	1,418
Valves, Actuators & Regulators	532	497	1,030	946
Industrial Solutions	398	419	783	786
Process Control Systems & Solutions	498	465	1,020	934
Total	$2,194	2,117	4,356	4,084

11.
On April 28, 2017, the Company completed the acquisition of Pentair's valves & controls business for $3.15 billion, subject to certain post-closing adjustments. This business, with sales of approximately $1.6 billion for the trailing twelve months ended March 2017, is a manufacturer of control, isolation and pressure relief valves and actuators, and complements the Valves, Actuators & Regulators product offering within Automation Solutions. The initial accounting and pro forma disclosures will be provided in the Company's Form 10-Q for the third quarter of 2017 as the timing of the closure has not afforded the Company sufficient time to fully incorporate the impact of this business.

12.
Discontinued Operations – The Company previously announced strategic actions to streamline its portfolio, drive growth and accelerate value creation for shareholders. On November 30, 2016, the Company completed the sale of its network power systems business for $4 billion in cash, subject to certain post-closing adjustments, and retained a subordinated interest in distributions, contingent upon the equity holders first receiving a threshold return on their initial investment. This business comprised the former Network Power segment. Additionally, on January 31, 2017, the Company completed the sale of its power generation, motors and drives business for approximately $1.2 billion, subject to post-closing adjustments. This business was previously reported in the former Industrial Automation segment. The results of operations for these businesses were reclassified into discontinued operations, and the assets and liabilities were reflected as held-for-sale.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

The financial results of the network power systems and power generation, motors and drives businesses reported as discontinued operations for the three and six months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	Network Power Systems		Power Generation, Motors and Drives		Total
	2016	2017	2016	2017	2016	2017

Net sales	$1,015	—	341	97	1,356	97
Cost of sales	639	—	263	75	902	75
SG&A	270	—	71	21	341	21
Other (income) deductions, net	44	—	11	4	55	4
Earnings (Loss) before income taxes	62	—	(4)	(3)	58	(3)
Income taxes	56	(14)	—	95	56	81
Earnings (Loss), net of tax	$6	14	(4)	(98)	2	(84)

In the second quarter of 2017, the loss of $(84) million consists of income tax expense of $134 million recognized on completion of the sale of the power generation, motors and drives business, an income tax benefit of $41 million for planned repatriation of sales proceeds and cash from the business, an additional after-tax gain of $14 million related to the divestiture of the network power systems business, lower expense of $3 million due to ceasing depreciation and amortization for the discontinued business held-for-sale, and a loss from operations of $8 million. In 2016, earnings of $2 million included net earnings from operations of $58 million, $28 million of income tax expense for repatriation of cash, and $28 million after-tax for professional fees and other costs.

Discontinued operations for the remainder of fiscal 2017 will reflect the impact of any post-closing adjustments, and professional fees and other costs.

	Six Months Ended March 31,
	Network Power Systems		Power Generation, Motors and Drives		Total
	2016	2017	2016	2017	2016	2017

Net sales	$2,063	630	679	407	2,742	1,037
Cost of sales	1,289	394	524	307	1,813	701
SG&A	549	180	137	83	686	263
Other (income) deductions, net	92	(461)	23	44	115	(417)
Earnings (Loss) before income taxes	133	517	(5)	(27)	128	490
Income taxes	80	540	—	89	80	629
Earnings (Loss), net of tax	$53	(23)	(5)	(116)	48	(139)

In 2017, the loss of $(139) million consists of an after-tax loss of $172 million ($38 million pretax loss) on the divestiture of the power generation, motors and drives business, an after-tax gain on the divestiture of the network power systems business of $100 million ($465 million pretax), income tax expense of $103 million for repatriation of sales proceeds and cash from the businesses, lower expense of $30 million due to ceasing depreciation and amortization for the discontinued businesses held-for-sale, and net earnings from operations of $6 million. In 2016, earnings of $48 million included net earnings from operations of $126 million, $28 million of income tax expense for repatriation of cash, and $50 million after-tax for professional fees and other costs.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

The aggregate carrying amounts of the major classes of assets and liabilities classified as held-for-sale as of September 30, 2016 are summarized as follows:

	Network Power Systems	Power Generation, Motors and Drives	Total
	Sept 30, 2016	Sept 30, 2016	Sept 30, 2016
Assets
Receivables	$1,202	290	1,492
Inventories	381	197	578
Other current assets	108	22	130
Property plant & equipment, net	352	259	611
Goodwill	2,111	580	2,691
Other noncurrent assets	473	55	528
Total assets held-for-sale	$4,627	1,403	6,030

Liabilities
Accounts payable	$664	176	840
Other current liabilities	620	141	761
Deferred taxes and other noncurrent liabilities	227	99	326
Total liabilities held-for-sale	$1,511	416	1,927

Net cash from operating and investing activities for the network power systems and power generation, motors and drives businesses for the six months ended March 31, 2017 and 2016 were as follows:

	Network Power Systems		Power Generation, Motors and Drives		Total
	Mar 31, 2016	Mar 31, 2017	Mar 31, 2016	Mar 31, 2017	Mar 31, 2016	Mar 31, 2017

Cash from operating activities	$163	(572)	27	(29)	190	(601)
Cash from investing activities	$(15)	5,063	(23)	(12)	(38)	5,051

Cash used for operating activities was $601 million for the six months ended March 31, 2017, which primarily includes payments for income taxes on completion of the divestitures and repatriation of cash, and professional fees and other costs. Cash from operations for the six months ended March 31, 2016 of $190 million included operating cash flow of the divested businesses, net of income taxes, and professional fees and other costs paid related to the transactions of $57 million.

The Company expects total discontinued operations cash used for operating activities in fiscal 2017 to be approximately $750 million, which primarily consists of income tax payments related to the divestitures.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Items 2 and 3.

Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
The Company's previously announced strategic repositioning actions resulted in the sale of the network power systems business which closed in the first quarter of 2017, and the sale of the power generation, motors and drives business which closed in the second quarter of 2017. These businesses have been reported within discontinued operations for all periods presented. Additionally, on April 28, 2017, the Company completed the acquisition of Pentair's valves & controls business.

Second quarter results reflected continued improvement in served markets across the Company's businesses. Sales from continuing operations were $3,574 million, flat compared with the prior year, as spending in energy related markets remained at low levels but improved compared to the first quarter, while demand was favorable in HVAC, refrigeration and construction related markets.
Earnings from continuing operations common stockholders were $376 million, up 2 percent, and diluted earnings per share from continuing operations were $0.58, up 2 percent. Net earnings common stockholders were $292 million, down 21 percent, and diluted earnings per share were $0.45, down 21 percent, reflecting the impact of discontinued operations.
RESULTS OF OPERATIONS

Following is an analysis of the Company’s operating results for the second quarter ended March 31, 2017, compared with the second quarter ended March 31, 2016.

Three Months Ended Mar 31	2016	2017	Change
(dollars in millions, except per share amounts)

Net sales	$3,579	3,574	—%
Gross profit	$1,542	1,557	1%
Percent of sales	43.1%	43.6%

SG&A	$878	868
Percent of sales	24.6%	24.3%
Other deductions, net	$66	83
Interest expense, net	$46	41

Earnings from continuing operations before income taxes	$552	565	2%
Percent of sales	15.4%	15.8%
Earnings from continuing operations common stockholders	$367	376	2%
Net earnings common stockholders	$369	292	(21)%
Percent of sales	10.3%	8.2%

Diluted EPS - Earnings from continuing operations	$0.57	0.58	2%
Diluted EPS - Net earnings	$0.57	0.45	(21)%

Net sales for the second quarter of 2017 were $3,574 million, essentially flat (down $5 million) compared with $3,579 million in 2016. Underlying sales were also flat (up $5 million) as 1 percent higher volume was offset by 1 percent lower price. Foreign currency translation subtracted $17 million and acquisitions added $7 million. Underlying sales increased 2 percent in the U.S. and decreased 1 percent internationally. Asia was up 3 percent (China up 13 percent) and Europe increased 2 percent. Latin America, Canada and Middle East/Africa all decreased 8 to 9 percent. Sales decreased $77 million in Automation Solutions as capital spending in energy related markets continued to reflect the impact of low oil prices, while general industrial markets showed improvement. Commercial & Residential Solutions sales increased $73 million, reflecting favorable conditions in global HVAC, refrigeration and construction related markets.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Cost of sales for the second quarter of 2017 were $2,017 million, a decrease of $20 million compared with $2,037 million in 2016 primarily due to cost reduction actions and the impact of foreign currency translation. Gross profit margin of 43.6 percent increased 0.5 percentage points compared with 43.1 percent in 2016, as savings from cost reduction actions more than offset lower price.

Selling, general and administrative (SG&A) expenses of $868 million decreased $10 million compared with the prior year and SG&A as a percent of sales of 24.3 percent improved 0.3 percentage points, primarily due to savings from cost reduction actions and lower incentive stock compensation of $17 million, partially offset by deleverage on lower volume in the Automation Solutions segment.

Other deductions, net were $83 million in 2017, an increase of $17 million due to higher acquisition/divestiture costs of $11 million and an increase in bad debt expense of $13 million, partially offset by a favorable foreign currency transactions impact of $12 million. See Note 8.

Pretax earnings from continuing operations of $565 million increased $13 million, or 2 percent. Earnings increased $27 million in Commercial & Residential Solutions and decreased $14 million in Automation Solutions. See Note 10 and the following Business Segments discussion.

Income taxes were $181 million for 2017 and $177 million for 2016, resulting in effective tax rates of 32 percent for both years. The tax rate for full year 2017 is estimated at 30 percent, which reflects a $47 million tax benefit from restructuring a foreign subsidiary in the first quarter of 2017.

Earnings from continuing operations attributable to common stockholders were $376 million, up 2 percent, and diluted earnings per share were $0.58, up 2 percent.

Net earnings common stockholders in the second quarter of 2017 were $292 million, down 21 percent, compared with $369 million in the prior year, and earnings per share were $0.45, down 21 percent compared with $0.57 in 2016. These results include the impact of discontinued operations which is discussed below.

Discontinued Operations

Discontinued operations for the second quarter of 2017 includes a net loss of $(84) million ($0.13 per share), consisting of separation costs of $76 million, primarily for income taxes related to the divestiture of the power generation, motors and drives business, and a loss from operations of $8 million. In 2016, discontinued operations included net earnings of $2 million, which consisted of earnings from operations of $58 million and separation costs related to the divestitures of $56 million. See Note 12.

BUSINESS SEGMENTS
Following is an analysis of operating results for the Company’s business segments for the second quarter ended March 31, 2017, compared with the second quarter ended March 31, 2016. The Company defines segment earnings as earnings before interest and taxes. See Notes 1 and 10 for a discussion of the Company's business segments.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Automation Solutions

Three Months Ended Mar 31	2016	2017	Change
(dollars in millions)

Sales	$2,194	2,117	(3)%
Earnings	$342	328	(4)%
Margin	15.6%	15.5%

Sales by Major Product Offering
Measurement & Analytical Instrumentation	$766	736	(4)%
Valves, Actuators & Regulators	532	497	(7)%
Industrial Solutions	398	419	5%
Process Control Systems & Solutions	498	465	(6)%
Total	$2,194	2,117	(3)%

Automation Solutions sales were $2.1 billion in the second quarter, a decrease of $77 million, or 3 percent. Underlying sales also decreased 3 percent ($67 million) on 2 percent lower volume and approximately 1 percent lower price. Foreign currency translation had a $10 million unfavorable impact. Sales for Measurement & Analytical Instrumentation, Valves, Actuators & Regulators and Process Control Systems & Solutions decreased $98 million, or 5 percent compared with the prior year as capital spending by global oil and gas customers continued to be impacted by low oil prices, but improved compared to the first quarter. Downstream markets, including power and life sciences, and MRO activity in energy related markets were favorable. Industrial Solutions sales increased $21 million, or 5 percent, as general industrial end markets improved, especially automotive, while upstream oil and gas markets remained under pressure. Underlying sales decreased 1 percent in the U.S. and were flat in Europe. Sales decreased 2 percent in Asia (China up 10 percent), while Latin America decreased 16 percent, Canada decreased 11 percent and Middle East/Africa was down 9 percent. Earnings were $328 million, a decrease of $14 million, and margin decreased 0.1 percentage points due to deleverage on lower volume and higher bad debt expense of $12 million, largely offset by savings from cost reduction actions. Slightly lower price was substantially offset by materials cost containment. Based on current and expected order trends, results are expected to continue to improve in the second half of the fiscal year with underlying sales turning positive driven by MRO and small project activity.

Commercial & Residential Solutions

Three Months Ended Mar 31	2016	2017	Change
(dollars in millions)

Sales:
Climate Technologies	$993	1,058	7%
Tools & Home Products	394	402	2%
Total	$1,387	1,460	5%

Earnings:
Climate Technologies	$226	249	10%
Tools & Home Products	92	96	6%
Total	$318	345	9%
Margin	22.9%	23.7%

Commercial & Residential Solutions sales were $1.5 billion in the second quarter, an increase of $73 million, or 5 percent, reflecting favorable conditions in global HVAC, refrigeration and construction related markets. Underlying sales were also up 5 percent ($73 million) on 6 percent higher volume, partially offset by approximately 1 percent lower price. Foreign currency translation deducted 1 percent ($7 million) and acquisitions added 1 percent ($7 million). Climate Technologies sales were $1,058 million in the second quarter, an increase of $65 million, or 7 percent. Global air conditioning sales were solid on steady growth in the U.S. and strength in Asia, particularly China, while Europe was down moderately. Global refrigeration sales were up moderately led by robust growth in China and modest growth in the U.S. and Europe. Sensors and solutions had strong growth, while temperature

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

controls was up moderately. Tools & Home Products sales were $402 million in the second quarter (up $8 million). Sales for professional tools were up modestly on favorable demand from oil and gas customers. Food waste disposers were up modestly and the storage business was up slightly, reflecting favorable demand from big box retailers. The wet/dry vacuums business was down slightly. Overall, underlying sales increased 4 percent in the U.S., 6 percent in Europe and 13 percent in Asia (China up 20 percent). Sales increased 7 percent in Latin America, decreased 4 percent in Canada and were down 3 percent in Middle East/Africa. Earnings were $345 million, an increase of $27 million including $23 million in Climate Technologies, and margin improved 0.8 percentage points due to increased volume and resulting leverage. Earnings were also aided by savings from cost reduction actions and lower customer accommodation costs of $8 million compared with the prior year. Slightly lower price and higher materials costs partially offset the increase. A favorable outlook for global demand within the Company's served markets supports the expectation for mid-single digit growth in fiscal 2017.

RESULTS OF OPERATIONS

Following is an analysis of the Company’s operating results for the six months ended March 31, 2017, compared with the six months ended March 31, 2016.

Six Months Ended Mar 31	2016	2017	Change
(dollars in millions, except per share amounts)

Net sales	$6,916	6,790	(2)%
Gross profit	$2,956	2,922	(1)%
Percent of sales	42.7%	43.0%

SG&A	$1,757	1,690
Percent of sales	25.4%	24.8%
Other deductions, net	$120	116
Interest expense, net	$93	87

Earnings from continuing operations before income taxes	$986	1,029	4%
Percent of sales	14.3%	15.2%
Earnings from continuing operations common stockholders	$670	740	10%
Net earnings common stockholders	$718	601	(16)%
Percent of sales	10.4%	8.8%

Diluted EPS - Earnings from continuing operations	$1.03	1.14	11%
Diluted EPS - Net earnings	$1.10	0.93	(15)%

Net sales for the first six months of 2017 were $6,790 million, a decrease of $126 million, or 2 percent compared with $6,916 million in 2016. Underlying sales were down 1 percent ($83 million) on slightly lower volume and price. Foreign currency translation deducted 1 percent ($57 million) while acquisitions added $14 million. Underlying sales decreased 1 percent in the U.S. and 2 percent internationally. Europe was flat and Asia increased 5 percent (China up 15 percent), while Latin America was down 13 percent. Canada decreased 14 percent and Middle East/Africa was down 6 percent. Sales decreased $272 million in Automation Solutions due to lower capital spending in energy related markets, primarily reflecting the impact of low oil prices. Commercial & Residential Solutions sales increased $147 million reflecting favorable conditions in HVAC, refrigeration and construction related markets.

Cost of sales for 2017 were $3,868 million, a decrease of $92 million versus $3,960 million in 2016, primarily due to cost reduction actions and the impact of foreign currency translation. Gross profit margin was 43.0 percent in 2017 compared with 42.7 percent in 2016, as savings from cost reduction and containment actions more than offset deleverage on the lower volume and lower price.

SG&A expenses of $1,690 million decreased $67 million and SG&A as a percent of sales of 24.8 percent improved 0.6 percentage points compared with the prior year, primarily due to savings from cost reduction actions, lower incentive stock compensation of $43 million and the impact of foreign currency translation, partially offset by deleverage on lower volume.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Other deductions, net were $116 million in 2017, a decrease of $4 million primarily due to a favorable foreign currency transactions impact of $46 million, partially offset by higher acquisition/divestiture costs of $21 million, an increase in bad debt expense of $11 million and higher restructuring expense of $6 million. See Note 8.

Pretax earnings from continuing operations of $1,029 million increased $43 million, or 4 percent. Earnings increased $58 million in Commercial & Residential Solutions and decreased $29 million in Automation Solutions.

Income taxes were $275 million for 2017 and $304 million for 2016, resulting in effective tax rates of 27 percent and 31 percent, respectively. The 4 percentage point decrease versus the prior year is largely due to a $47 million tax benefit from restructuring a foreign subsidiary.

Earnings from continuing operations attributable to common stockholders for 2017 were $740 million, up 10 percent, and diluted earnings per share were $1.14, up 11 percent.

Net earnings common stockholders in 2017 were $601 million, down 16 percent, compared with $718 million in the prior year, and earnings per share were $0.93, down 15 percent compared with $1.10 in 2016. These results include the impact of discontinued operations which is discussed below.

Discontinued Operations

Discontinued operations for 2017 includes a net loss of $(139) million ($0.21 per share), consisting of an after-tax loss of $172 million on the divestiture of the power generation, motors and drives business and an after-tax gain on the divestiture of the network power systems business of $100 million, income tax expense of $103 million for repatriation of sales proceeds and cash from the businesses, lower expense of $30 million due to ceasing depreciation and amortization for the discontinued businesses held-for-sale, and earnings from operations of $6 million. In 2016, discontinued operations included net earnings of $48 million ($0.07 per share), which consisted of earnings from operations of $126 million and separation costs related to the divestitures of $78 million. See Note 12.

BUSINESS SEGMENTS
Following is an analysis of operating results for the Company’s business segments for the six months ended March 31, 2017, compared with the six months ended March 31, 2016. The Company defines segment earnings as earnings before interest and taxes.

Automation Solutions

Six Months Ended Mar 31	2016	2017	Change
(dollars in millions)

Sales	$4,356	4,084	(6)%
Earnings	$683	654	(4)%
Margin	15.7%	16.0%

Sales by Major Product Offering
Measurement & Analytical Instrumentation	$1,523	1,418	(7)%
Valves, Actuators & Regulators	1,030	946	(8)%
Industrial Solutions	783	786	—%
Process Control Systems & Solutions	1,020	934	(8)%
Total	$4,356	4,084	(6)%

Automation Solutions sales were $4.1 billion in the first six months of 2017, a decrease of $272 million, or 6 percent. Underlying sales decreased 5 percent ($234 million) on 4 percent lower volume and 1 percent lower price. Foreign currency translation had a 1 percent ($38 million) unfavorable impact. Sales for Measurement & Analytical Instrumentation, Valves, Actuators & Regulators, and Process Control Systems & Solutions decreased $275 million, or 8 percent compared with the prior year on lower capital and operational spending by global oil and gas customers, reflecting the impact of low oil prices. Industrial Solutions sales increased $3 million, flat compared with the prior year, on improving conditions in general industrial end markets, offset by weakness in upstream oil and gas markets. Chemical, power and life sciences markets remained favorable. Underlying sales decreased 5 percent in

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

the U.S. and 2 percent in Europe. Sales decreased 2 percent in Asia (China up 7 percent) while sales declined 22 percent in Latin America, 19 percent in Canada and 4 percent in Middle East/Africa. Earnings were $654 million, a decrease of $29 million due to the decline in volume and higher bad debt expense of $10 million. Margin improved 0.3 percentage points reflecting savings from cost reduction actions and favorable foreign currency transactions comparisons of $37 million (unfavorable in the prior year), partially offset by significant deleverage on the lower volume. Lower price was partially offset by materials cost containment.

Commercial & Residential Solutions

Six Months Ended Mar 31	2016	2017	Change
(dollars in millions)

Sales:
Climate Technologies	$1,779	1,917	8%
Tools & Home Products	786	795	1%
Total	$2,565	2,712	6%

Earnings:
Climate Technologies	$359	410	14%
Tools & Home Products	177	184	4%
Total	$536	594	11%
Margin	20.9%	21.9%

Commercial & Residential Solutions sales were $2.7 billion in the first six months of 2017, an increase of $147 million, or 6 percent, reflecting favorable conditions in HVAC, refrigeration and U.S. and Asian construction markets. Underlying sales were up 6 percent ($152 million) on 7 percent higher volume, partially offset by 1 percent lower price. Foreign currency translation deducted 1 percent ($19 million) and acquisitions added 1 percent ($14 million). Climate Technologies sales were $1,917 million in the first six months of 2017, an increase of $138 million, or 8 percent. Global air conditioning sales were strong, led by strength in the U.S. and Asia and robust growth in China partially due to easier comparisons, while sales in Europe were flat and Middle East/Africa declined sharply. Global refrigeration sales were up moderately, reflecting robust growth in China on increased adoption of energy-efficient solutions and slight growth in the U.S., while sales decreased modestly in Europe. Sensors and solutions had strong growth, while temperature controls was up moderately. Tools & Home Products sales were $795 million in the first six months of 2017, up $9 million compared to the prior year. Professional tools sales were up moderately and wet/dry vacuums had modest growth as favorable conditions continued in U.S. construction markets. Sales were up slightly for food waste disposers while the storage business declined moderately. Overall, underlying sales increased 4 percent in the U.S., 6 percent in Europe and 19 percent in Asia (China up 31 percent). Sales increased 5 percent in Latin America, decreased 2 percent in Canada and were down 15 percent in Middle East/Africa. Earnings were $594 million, an increase of $58 million including $51 million in Climate Technologies, and margin improved 1 percentage point due to increased volume and resulting leverage, savings from cost reduction actions and lower customer accommodation costs of $13 million compared with the prior year. Lower price and unfavorable mix partially offset the increase.

FINANCIAL CONDITION

Key elements of the Company's financial condition for the six months ended March 31, 2017 as compared to the year ended September 30, 2016 follow.

	Sept 30, 2016		Mar 31, 2017
Working capital (in millions)	$1,353		5,675
Current ratio	1.2		2.5
Total debt-to-total capital	46.7%		33.7%
Net debt-to-net capital	31.3%		(13.8)%
Interest coverage ratio	11.8	X	11.1X
The Company's working capital, current ratio, and debt-to-capital improved due to $5.1 billion of proceeds received from the sale of the network power systems business and the power generation, motors and drives business. A

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

portion of these funds were used in April 2017 to complete the previously announced valves & controls acquisition. See Note 11. The interest coverage ratio (earnings before income taxes plus interest expense, divided by interest expense) of 11.1X for the first six months of 2017 compares to 10.2X for the first six months of 2016. The increase reflects higher pretax earnings and lower interest expense in 2017.

Operating cash flow from continuing operations for the first six months of 2017 was $1,011 million, a decrease of $5 million compared with $1,016 million in the prior year, reflecting an increase in working capital investment, offset by higher earnings. Free cash flow from continuing operations of $817 million (operating cash flow of $1,011 million less capital expenditures of $194 million) increased $11 million due to lower capital expenditures in 2017. Operating cash flow funded dividends of $621 million, capital expenditures and common stock purchases. Free cash flow from continuing operations was $806 million in 2016 (operating cash flow of $1,016 million less capital expenditures of $210 million).

Including the impact of discontinued operations, total cash provided by operating activities was $410 million compared with $1,206 million in the prior year. Total operating cash flow was reduced by $601 million of cash used for discontinued operations, which primarily includes payments for income taxes on completion of the divestitures and repatriation of cash, and professional fees and other costs.

The Company expects total discontinued operations cash used for operating activities in fiscal 2017 to be approximately $750 million, which primarily consists of income tax payments related to the divestitures.

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

FISCAL 2017 OUTLOOK
The Company's performance in the first half of the year and current order trends reflect positive momentum within its two business platforms. Improving economic conditions and positive trends in capital spending support the Company's outlook for the second half of the year. Considering these factors, the Company expects full-year fiscal 2017 net sales to be approximately flat, with underlying sales up 1 percent excluding unfavorable currency translation of approximately 1 percent. Earnings per share from continuing operations are expected to be $2.55 to $2.65. Automation Solutions net sales are expected to be down 3 to 4 percent, with underlying sales down 2 to 3 percent excluding unfavorable currency translation of approximately 1 percent. Commercial & Residential Solutions net and underlying sales are expected to be up 5 to 6 percent. The outlook contained herein reflects the Company’s expectations for its consolidated results from continuing operations, and excludes any impact related to the acquisition of Pentair's valves & controls business, which was completed on April 28th. The timing of the closure has not afforded the Company sufficient time to fully incorporate the impact of this business into its guidance. More detailed information on the valves & controls business and its impact on the Company's guidance will be provided in a subsequent period.

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

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2017	—	$0.00	—	63,541
February 2017	1,573	$63.56	1,573	61,968
March 2017	375	$59.75	375	61,593
Total	1,948	$62.83	1,948	61,593
In November 2015, the Board of Directors authorized the purchase of up to 70 million shares, and 61.6 million shares remain available.

Item 6. Exhibits

(a) Exhibits (Listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

12	Ratio of Earnings to Fixed Charges.

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

101
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the three and six months ended March 31, 2017 and 2016, (ii) Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2017 and 2016, (iii) Consolidated Balance Sheets as of September 30, 2016 and March 31, 2017, (iv) Consolidated Statements of Cash Flows for the six months ended March 31, 2017 and 2016, and (v) Notes to Consolidated Financial Statements for the three and six months ended March 31, 2017.

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
May 4, 2017

INDEX TO EXHIBITS

Exhibit No.	Exhibit

12	Ratio of Earnings to Fixed Charges.

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

101
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the three and six months ended March 31, 2017 and 2016, (ii) Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2017 and 2016, (iii) Consolidated Balance Sheets as of September 30, 2016 and March 31, 2017, (iv) Consolidated Statements of Cash Flows for the six months ended March 31, 2017 and 2016, and (v) Notes to Consolidated Financial Statements for the three and six months ended March 31, 2017.