Form 10-Q
period 2017-06-30
EMERSON ELECTRIC CO
filed 2017-08-02
CIK 32604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common stock of $0.50 par value per share outstanding at July 31, 2017: 640,019,616 shares.

FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
THREE AND NINE MONTHS ENDED JUNE 30, 2016 AND 2017
(Dollars in millions, except per share amounts; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2017	2016	2017
Net sales	$3,674	4,039	10,590	10,829

Costs and expenses:
Cost of sales	2,081	2,361	6,041	6,229
Selling, general and administrative expenses	852	931	2,609	2,621
Other deductions, net	39	87	159	203
Interest expense (net of interest income of $7, $10, $21 and $25, respectively)	46	39	139	126

Earnings from continuing operations before income taxes	656	621	1,642	1,650

Income taxes	205	202	509	477

Earnings from continuing operations	451	419	1,133	1,173

Discontinued operations, net of tax	38	6	86	(133)

Net earnings	489	425	1,219	1,040

Less: Noncontrolling interests in earnings of subsidiaries	10	12	22	26

Net earnings common stockholders	$479	413	1,197	1,014

Earnings common stockholders:
Earnings from continuing operations	$441	407	1,111	1,147
Discontinued operations, net of tax	38	6	86	(133)
Net earnings common stockholders	$479	413	1,197	1,014

Basic earnings per share common stockholders:
Earnings from continuing operations	$0.68	0.63	1.72	1.77
Discontinued operations	0.06	0.01	0.13	(0.20)
Basic earnings per common share	$0.74	0.64	1.85	1.57

Diluted earnings per share common stockholders:
Earnings from continuing operations	$0.68	0.63	1.71	1.77
Discontinued operations	0.06	0.01	0.13	(0.20)
Diluted earnings per common share	$0.74	0.64	1.84	1.57

Cash dividends per common share	$0.475	0.48	1.425	1.44

 See accompanying Notes to Consolidated Financial Statements.

FORM 10-Q

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
THREE AND NINE MONTHS ENDED JUNE 30, 2016 AND 2017
(Dollars in millions; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2017	2016	2017
Net earnings	$489	425	1,219	1,040

Other comprehensive income (loss), net of tax:
Foreign currency translation	(9)	74	(37)	230
Pension and postretirement	25	35	78	155
Cash flow hedges	3	5	14	37
Total other comprehensive income	19	114	55	422

Comprehensive income	508	539	1,274	1,462

Less: Noncontrolling interests in comprehensive income of subsidiaries	11	11	24	24
Comprehensive income common stockholders	$497	528	1,250	1,438

See accompanying Notes to Consolidated Financial Statements.

FORM 10-Q

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts; unaudited)

	Sept 30, 2016	June 30, 2017
ASSETS
Current assets
Cash and equivalents	$3,182	3,140
Receivables, less allowances of $92 and $93, respectively	2,701	2,926
Inventories	1,208	1,891
Other current assets	669	597
Current assets held-for-sale	2,200	—
Total current assets	9,960	8,554

Property, plant and equipment, net	2,931	3,304
Other assets
Goodwill	3,909	5,296
Other intangible assets	902	1,868
Other	200	380
Noncurrent assets held-for-sale	3,830	—
Total other assets	8,841	7,544
Total assets	$21,732	19,402

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current maturities of long-term debt	$2,584	1,363
Accounts payable	1,517	1,613
Accrued expenses	2,126	2,175
Income taxes	180	219
Current liabilities held-for-sale	1,601	—
Total current liabilities	8,008	5,370

Long-term debt	4,051	3,797

Other liabilities	1,729	2,213

Noncurrent liabilities held-for-sale	326	—

Equity
Common stock, $0.50 par value; authorized, 1,200,000,000 shares; issued, 953,354,012 shares; outstanding, 642,796,490 shares and 639,966,841 shares, respectively	477	477
Additional paid-in-capital	205	350
Retained earnings	21,716	21,800
Accumulated other comprehensive income (loss)	(1,999)	(1,575)
Cost of common stock in treasury, 310,557,522 shares and 313,387,171 shares, respectively	(12,831)	(13,086)
Common stockholders’ equity	7,568	7,966
Noncontrolling interests in subsidiaries	50	56
Total equity	7,618	8,022
Total liabilities and equity	$21,732	19,402

See accompanying Notes to Consolidated Financial Statements.

FORM 10-Q

EMERSON ELECTRIC CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2016 AND 2017
(Dollars in millions; unaudited)

	Nine Months Ended
	June 30,
	2016	2017
Operating activities
Net earnings	$1,219	1,040
(Earnings) Loss from discontinued operations, net of tax	(86)	133
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	426	454
Changes in operating working capital	(79)	16
Pension funding	(30)	(14)
Other, net	194	156
Cash from continuing operations	1,644	1,785
Cash from discontinued operations	280	(727)
Cash provided by operating activities	1,924	1,058

Investing activities
Capital expenditures	(301)	(300)
Purchases of businesses, net of cash and equivalents acquired	(62)	(2,991)
Divestiture of business	—	40
Other, net	45	(80)
Cash from continuing operations	(318)	(3,331)
Cash from discontinued operations	(55)	5,022
Cash provided by (used in) investing activities	(373)	1,691

Financing activities
Net increase (decrease) in short-term borrowings	692	(1,136)
Proceeds from short-term borrowings greater than three months	1,174	—
Payments of short-term borrowings greater than three months	(1,174)	(90)
Payments of long-term debt	(252)	(253)
Dividends paid	(922)	(930)
Purchases of common stock	(555)	(400)
Other, net	(13)	32
Cash used in financing activities	(1,050)	(2,777)

Effect of exchange rate changes on cash and equivalents	(39)	(14)
Increase (Decrease) in cash and equivalents	462	(42)
Beginning cash and equivalents	3,054	3,182
Ending cash and equivalents	$3,516	3,140

Changes in operating working capital
Receivables	$253	119
Inventories	(84)	(125)
Other current assets	20	(24)
Accounts payable	(93)	(7)
Accrued expenses	(138)	(17)
Income taxes	(37)	70
Total changes in operating working capital	$(79)	16

See accompanying Notes to Consolidated Financial Statements.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

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

In connection with the strategic portfolio repositioning actions undertaken to transform the Company into a more focused enterprise, its businesses and organization were realigned. Beginning in fiscal 2017, the Company now reports three segments: Automation Solutions, and Climate Technologies and Tools & Home Products which together comprise the Commercial & Residential Solutions business. The Automation Solutions segment includes the former Process Management segment and the remaining businesses in the former Industrial Automation segment, except for the hermetic motors business, which is now included in the Climate Technologies segment. The new Tools & Home Products segment consists of the businesses previously reported in the Commercial & Residential Solutions segment in fiscal 2016. See Notes 10 and 12.
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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2017	2016	2017

Basic shares outstanding	642.2	642.8	644.7	643.1
Dilutive shares	3.0	1.0	2.7	1.2
Diluted shares outstanding	645.2	643.8	647.4	644.3

3.    Other Financial Information (in millions)

	Sept 30, 2016	June 30, 2017
Inventories
Finished products	$382	678
Raw materials and work in process	826	1,213
Total	$1,208	1,891

Property, plant and equipment, net
Property, plant and equipment, at cost	$7,327	7,921
Less: Accumulated depreciation	4,396	4,617
Total	$2,931	3,304

Goodwill by business segment
Automation Solutions	$3,160	4,545

Climate Technologies	553	555
Tools & Home Products	196	196
Commercial & Residential Solutions	749	751

Total	$3,909	5,296

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

The increase in the balances above, including goodwill, is primarily due to the valves & controls acquisition. See Note 11.

	Sept 30, 2016	June 30, 2017
Accrued expenses include the following
Employee compensation	$431	506
Customer advanced payments	$433	531
Product warranty	$106	111

	Sept 30, 2016	June 30, 2017
Other liabilities
Pension and postretirement liabilities	$1,037	941
Deferred income taxes	210	426
Other	482	846
Total	$1,729	2,213

The increase in other liabilities primarily reflects the valves & controls acquisition, including approximately $245 million of asbestos liabilities. In addition, approximately $100 million of related insurance receivables were acquired and included in other assets.

4.	Following is a discussion regarding the Company’s use of financial instruments:
Hedging Activities – As of June 30, 2017, the notional amount of foreign currency hedge positions was approximately $1.4 billion, and commodity hedge contracts totaled approximately $98 million (primarily 45 million pounds of copper and aluminum). All derivatives receiving deferral accounting are cash flow hedges. The majority of hedging gains and losses deferred as of June 30, 2017 are expected to be recognized over the next 12 months as the underlying forecasted transactions occur. Gains and losses on foreign currency derivatives reported in other deductions, net reflect hedges of balance sheet exposures that do not receive deferral accounting. The following gains and losses are included in earnings and other comprehensive income (OCI) for the three and nine months ended June 30, 2017 and 2016 (in millions):

		Into Earnings				Into OCI
		3rd Quarter		Nine Months		3rd Quarter		Nine Months
Gains (Losses)	Location	2016	2017	2016	2017	2016	2017	2016	2017
Commodity	Cost of sales	$(10)	4	(30)	6	—	2	(10)	17
Foreign currency	Sales, cost of sales	(12)	—	(27)	(17)	(18)	10	(25)	32
Foreign currency	Other deductions, net	(9)	(22)	(16)	(22)
Total		$(31)	(18)	(73)	(33)	(18)	12	(35)	49
Regardless of whether derivatives receive deferral accounting, the Company expects hedging gains or losses to be essentially offset by losses or gains on the related underlying exposures. The amounts ultimately recognized will differ from those presented above for open positions, which remain subject to ongoing market price fluctuations until settlement. Derivatives receiving deferral accounting are highly effective and no amounts were excluded from the assessment of hedge effectiveness. Hedge ineffectiveness was immaterial for the three and nine months ended June 30, 2017 and 2016.
Fair Value Measurement – Valuations for all derivatives and the Company's long-term debt fall within Level 2 of the GAAP valuation hierarchy. As of June 30, 2017, the fair value of long-term debt was $4,388 million, which exceeded the carrying value by $320 million. At June 30, 2017, the fair values of commodity contracts and foreign currency contracts were reported in other current assets and accrued expenses. Valuations of derivative contract positions are summarized below (in millions):

	September 30, 2016		June 30, 2017
	Assets	Liabilities	Assets	Liabilities
Foreign Currency	$7	49	20	10
Commodity	$2	4	9	—

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Counterparties to derivatives arrangements are companies with investment-grade credit ratings. The Company has bilateral collateral arrangements with counterparties with credit rating-based posting thresholds that vary depending on the arrangement. If credit ratings on the Company's debt fall below pre-established levels, counterparties can require immediate full collateralization of all derivatives in net liability positions. The maximum amount that could potentially have been required was $3 million. The Company also can demand full collateralization of derivatives in net asset positions should any counterparty credit ratings fall below certain thresholds. No collateral was posted with counterparties and none was held by the Company as of June 30, 2017.

5.	The change in equity for the first nine months of 2017 is shown below (in millions):

	Common Stockholders' Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance at September 30, 2016	$7,568	50	7,618
Net earnings	1,014	26	1,040
Other comprehensive income (loss)	424	(2)	422
Cash dividends	(930)	(18)	(948)
Stock plans	(110)	—	(110)
Balance at June 30, 2017	$7,966	56	8,022

6.	Activity in accumulated other comprehensive income (loss) for the three and nine months ended June 30, 2017 and 2016 is shown below (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2017	2016	2017
Foreign currency translation
Beginning balance	$(651)	(655)	(622)	(812)
Other comprehensive income (loss) before reclassifications	(10)	75	(39)	(153)
Reclassified to gain/loss on sale of businesses	—	—	—	385
Ending balance	(661)	(580)	(661)	(580)

Pension and postretirement
Beginning balance	(899)	(1,042)	(952)	(1,162)
Amortization of deferred actuarial losses into earnings	25	35	78	105
Reclassified to gain/loss on sale of businesses	—	—	—	50
Ending balance	(874)	(1,007)	(874)	(1,007)

Cash flow hedges
Beginning balance	(32)	7	(43)	(25)
Deferral of gains (losses) arising during the period	(11)	7	(22)	30
Reclassification of realized (gains) losses to sales and cost of sales	14	(2)	36	7
Ending balance	(29)	12	(29)	12

Accumulated other comprehensive income (loss)	$(1,564)	(1,575)	(1,564)	(1,575)

Activity above is shown net of income taxes for the three and nine months ended June 30, 2017 and 2016, respectively, as follows: amortization of pension and postretirement deferred actuarial losses: $(18), $(15), $(54) and $(43); pension and postretirement divestiture: $-, $- , $(22) and $- ; deferral of cash flow hedging gains (losses): $(5), $7, $(19) and $13; reclassification of realized cash flow hedging (gains) losses: $2, $(8), $(4) and $(21).

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

7.	Total periodic pension and postretirement expense is summarized below (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2017	2016	2017
Service cost	$22	21	67	63
Interest cost	50	42	149	126
Expected return on plan assets	(88)	(86)	(264)	(258)
Net amortization	40	53	121	159
Total	$24	30	73	90

8.	Other deductions, net are summarized below (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2017	2016	2017

Amortization of intangibles	$22	34	66	77
Restructuring costs	13	21	31	45
Other	4	32	62	81
Total	$39	87	159	203

Other for 2017 includes higher acquisition/divestiture costs of $13 million in the third quarter and $34 million year-to-date, and a favorable foreign currency transactions impact of $10 million and $56 million, respectively. The increase in the third quarter of 2017 also reflects backlog amortization of $7 million related to the valves & controls acquisition and the comparative impact of an $18 million gain on payments received in the prior year related to dumping duties. In addition, the year-to-date increase includes higher bad debt expense of $10 million.

9.
Restructuring expense reflects costs associated with the Company’s ongoing efforts to improve operational efficiency and deploy assets globally in order to remain competitive on a worldwide basis. The Company expects full year 2017 restructuring expense to be approximately $85 million, of which approximately $35 million relates to the valves & controls business. The full year expense includes $45 million incurred to date, as well as costs to complete actions initiated before the end of the third quarter and actions anticipated to be approved and initiated during the remainder of the year. Costs for the three and nine months ended June 30, 2017 largely relate to restructuring of the global cost structure consistent with the current level of economic activity, as well as the redeployment of resources for future growth.

Restructuring expense by business segment follows (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2017	2016	2017

Automation Solutions	$9	20	22	35

Climate Technologies	1	1	4	8
Tools & Home Products	—	—	2	1
Commercial & Residential Solutions	1	1	6	9

Corporate	3	—	3	1

Total	$13	21	31	45

The increase in restructuring expense largely relates to the valves & controls business which incurred costs of $9 million in the third quarter.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Details of the change in the liability for restructuring costs during the nine months ended June 30, 2017 follow (in millions):

	Sept 30, 2016	Expense	Utilized/Paid	June 30, 2017

Severance and benefits	$44	26	22	48
Lease and other contract terminations	5	—	2	3
Asset write-downs	—	2	2	—
Vacant facility and other shutdown costs	3	4	5	2
Start-up and moving costs	2	13	11	4
Total	$54	45	42	57

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

•
Valves, Actuators & Regulators consists of control, isolation and pressure relief valves which respond to commands from a control system to continuously and precisely modulate the flow of process fluids, valve actuators and controllers, and industrial and residential regulators that reduce the pressure of fluids moving from high-pressure supply lines into lower pressure systems.

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

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Summarized information about the Company's results of operations by business segment follows (in millions):

	Three Months Ended June 30,				Nine Months Ended June 30,
	Sales		Earnings		Sales		Earnings
	2016	2017	2016	2017	2016	2017	2016	2017

Automation Solutions	$2,176	2,440	354	378	6,532	6,524	1,037	1,032

Climate Technologies	1,101	1,187	287	305	2,880	3,104	646	715
Tools & Home Products	400	415	97	97	1,186	1,210	274	281
Commercial & Residential Solutions	1,501	1,602	384	402	4,066	4,314	920	996

Differences in accounting methods			47	38			138	106
Corporate and other			(83)	(158)			(314)	(358)
Eliminations/Interest	(3)	(3)	(46)	(39)	(8)	(9)	(139)	(126)
Total	$3,674	4,039	656	621	10,590	10,829	1,642	1,650
Corporate and other for 2017 includes first year acquisition accounting charges for valves & controls of $30 million related to inventory and $7 million for backlog amortization, as well as higher acquisition/divestiture costs of $13 million in the third quarter and $34 million year-to-date. Corporate and other for 2017 also includes higher incentive stock compensation of $8 million in third quarter, while incentive stock compensation was lower by $35 million year-to-date, reflecting the impact of changes in the Company's stock price, and 2016 included an $18 million gain on payments received related to dumping duties.

Automation Solutions sales by major product offering are summarized below (in millions):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2017	2016	2017

Measurement & Analytical Instrumentation	$747	744	2,270	2,162
Valves, Actuators & Regulators	522	772	1,552	1,718
Industrial Solutions	403	430	1,186	1,216
Process Control Systems & Solutions	504	494	1,524	1,428
Total	$2,176	2,440	6,532	6,524

11.
On April 28, 2017, the Company completed the acquisition of Pentair's valves & controls business for $2.960 billion, net of cash acquired of $207 million, subject to certain post-closing adjustments. This business, with sales of approximately $1.6 billion for the trailing twelve months ended March 2017, is a manufacturer of control, isolation and pressure relief valves and actuators, and complements the Valves, Actuators & Regulators product offering within Automation Solutions. The Company recognized goodwill of $1,373 million (none of which is expected to be tax deductible), and other identifiable intangible assets of $988 million, primarily customer relationships and intellectual property with a weighted-average life of approximately 15 years. The Company also acquired two smaller businesses in the Automation Solutions segment. Total cash paid for all businesses was $3.0 billion, net of cash acquired.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

The purchase price of the valves & controls business was preliminarily allocated to assets and liabilities as follows. Valuations of acquired assets and liabilities are in-process and subject to refinement.

Accounts receivable	$363
Inventory	562
Other current assets	27
Property, plant & equipment	405
Goodwill	1,373
Intangibles	988
Other assets	287
Assets held-for-sale, including deferred taxes	38
Total assets	4,043

Accounts payable	119
Other current liabilities	308
Deferred taxes and other liabilities	656
Cash paid, net of cash acquired	$2,960

Results of operations for the third quarter of 2017 include sales of $241 million and a net loss of $(35) million, $(0.05) per share, including intangibles amortization and restructuring expense. These results also include first year pretax acquisition accounting charges related to inventory and backlog of $(37) million, $(26) million after-tax, $(0.04) per share.

Pro Forma Financial Information
The following unaudited proforma consolidated condensed financial results of operations are presented as if the acquisition of the valves & controls business occurred on October 1, 2015. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved had the acquisition occurred as of that time ($ in millions, except per share amounts).

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2017	2016	2017

Net sales	$4,101	4,132	11,864	11,677
Net earnings from continuing operations common stockholders	$436	426	972	1,155
Diluted earnings per share from continuing operations	$0.67	0.66	1.50	1.78

The pro forma results for 2016 were adjusted to include first year acquisition accounting charges related to inventory and backlog of $11 million in the third quarter and $120 million year-to-date. The pro forma year-to-date 2016 results also include acquisition costs of $50 million which were assumed to be incurred in the first quarter. 2017 pro forma results were adjusted to exclude these charges.

12.
Discontinued Operations – The Company previously announced strategic actions to streamline its portfolio, drive growth and accelerate value creation for shareholders. On November 30, 2016, the Company completed the sale of its network power systems business for $4 billion in cash and retained a subordinated interest in distributions, contingent upon the equity holders first receiving a threshold return on their initial investment. This business comprised the former Network Power segment. Additionally, on January 31, 2017, the Company completed the sale of its power generation, motors and drives business for approximately $1.2 billion, subject to post-closing adjustments. This business was previously reported in the former Industrial Automation segment. The results of operations for these businesses were reclassified into discontinued operations, and the assets and liabilities were reflected as held-for-sale.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

The financial results of the network power systems and power generation, motors and drives businesses reported as discontinued operations for the three and nine months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,
	Network Power Systems	Power Generation, Motors and Drives	Total
	2016	2016	2016

Net sales	$1,108	351	1,459
Cost of sales	693	268	961
SG&A	280	71	351
Other (income) deductions, net	49	13	62
Earnings (Loss) before income taxes	86	(1)	85
Income taxes	45	2	47
Earnings (Loss), net of tax	$41	(3)	38

Discontinued operations for the third quarter of 2017 included net earnings of $6 million, primarily reflecting post-closing adjustments. In 2016, earnings of $38 million included net earnings from operations of $75 million, $13 million of income tax expense for repatriation of cash, and $24 million after-tax for professional fees and other costs.

	Nine Months Ended June 30,
	Network Power Systems		Power Generation, Motors and Drives		Total
	2016	2017	2016	2017	2016	2017

Net sales	$3,171	630	1,030	407	4,201	1,037
Cost of sales	1,982	394	792	307	2,774	701
SG&A	829	180	208	83	1,037	263
Other (income) deductions, net	141	(482)	36	53	177	(429)
Earnings (Loss) before income taxes	219	538	(6)	(36)	213	502
Income taxes	125	547	2	88	127	635
Earnings (Loss), net of tax	$94	(9)	(8)	(124)	86	(133)

In 2017, the net loss of $(133) million consisted of a $180 million after-tax loss ($47 million pretax loss) on the divestiture of the power generation, motors and drives business, an after-tax gain on the divestiture of the network power systems business of $114 million ($486 million pretax), income tax expense of $103 million for repatriation of sales proceeds and cash from the businesses, lower expense of $30 million due to ceasing depreciation and amortization for the discontinued businesses held-for-sale, and net earnings from operations of $6 million. In 2016, net earnings of $86 million included after-tax earnings from operations of $201 million, $41 million of income tax expense for repatriation of cash, and $74 million after-tax for professional fees and other costs.

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

Net cash from operating and investing activities for the network power systems and power generation, motors and drives businesses for the nine months ended June 30, 2017 and 2016 were as follows:

	Network Power Systems		Power Generation, Motors and Drives		Total
	June 30, 2016	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016	June 30, 2017

Cash from operating activities	$245	(572)	35	(155)	280	(727)
Cash from investing activities	$(23)	3,927	(32)	1,095	(55)	5,022

Cash used for operating activities was $727 million for the nine months ended June 30, 2017, which primarily included payments for income taxes on completion of the divestitures and repatriation of cash, and professional fees and other costs. Cash from operations for the nine months ended June 30, 2016 of $280 million included operating cash flow of the divested businesses, net of income taxes, and professional fees and other costs paid related to the transactions of $113 million.

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

Third quarter results reflected favorable trends in key served markets across the Company's businesses. Sales from continuing operations were $4,039 million, up 10 percent, supported by the acquisition of the valves & controls business, which added 7 percent. Underlying sales increased 4 percent reflecting favorable trends in energy related, general industrial and global construction markets, as well as strong demand in HVAC and refrigeration markets.
Earnings from continuing operations common stockholders were $407 million, down 8 percent, and diluted earnings per share from continuing operations were $0.63, down 7 percent. The valves & controls business deducted 7 percent ($0.05 per share), primarily due to first year acquisition accounting charges. Net earnings common stockholders were $413 million, down 14 percent, and diluted earnings per share were $0.64, down 14 percent, including the impact of discontinued operations.
RESULTS OF OPERATIONS

Following is an analysis of the Company’s operating results for the third quarter ended June 30, 2017, compared with the third quarter ended June 30, 2016.

Three Months Ended June 30	2016	2017	Change
(dollars in millions, except per share amounts)

Net sales	$3,674	4,039	10%
Gross profit	$1,593	1,678	5%
Percent of sales	43.4%	41.5%

SG&A	$852	931
Percent of sales	23.2%	23.0%
Other deductions, net	$39	87
Interest expense, net	$46	39

Earnings from continuing operations before income taxes	$656	621	(5)%
Percent of sales	17.8%	15.4%
Earnings from continuing operations common stockholders	$441	407	(8)%
Net earnings common stockholders	$479	413	(14)%
Percent of sales	13.0%	10.2%

Diluted EPS - Earnings from continuing operations	$0.68	0.63	(7)%
Diluted EPS - Net earnings	$0.74	0.64	(14)%

Net sales for the third quarter of 2017 were $4,039 million, an increase of $365 million compared with $3,674 million in 2016. Underlying sales increased 4 percent ($144 million) on higher volume. Acquisitions added 7 percent ($249 million) while foreign currency translation subtracted 1 percent ($28 million). Underlying sales increased 6 percent in the U.S. and 2 percent internationally. Asia was up 10 percent (China up 20 percent) and Canada increased 6 percent, while sales decreased 4 percent in Europe, 3 percent in Middle East/Africa and 8 percent in Latin America. Sales increased $264 million in Automation Solutions, largely driven by the acquisition of the valves & controls business, and favorable trends in energy related, hybrid and general industrial markets. Commercial & Residential Solutions sales increased $101 million, reflecting strong demand in global HVAC and refrigeration markets, and favorable construction markets in North America, Asia and Europe.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Cost of sales for the third quarter of 2017 were $2,361 million, an increase of $280 million compared with $2,081 million in 2016, primarily due to the acquisition of the valves & controls business and higher volume. Gross profit margin of 41.5 percent reflected dilution of 1.8 percentage points due to the valves & controls operations and first year acquisition accounting charges of $30 million related to inventory. Gross profit margin was 43.4 percent in 2016.

Selling, general and administrative (SG&A) expenses of $931 million increased $79 million compared with the prior year, primarily due to the valves & controls acquisition, an increase in volume and higher incentive stock compensation of $8 million. SG&A as a percent of sales of 23.0 percent improved 0.2 percentage points, reflecting leverage on higher volume and savings from costs reduction actions.

Other deductions, net were $87 million in 2017, an increase of $48 million due to intangibles and backlog amortization related to the valves & controls acquisition of $12 million and $7 million, respectively, higher acquisition/divestiture costs of $13 million, and higher restructuring expense of $8 million. These increases were partially offset by favorable foreign currency transactions of $10 million. Additionally, 2016 results included an $18 million gain on payments received related to dumping duties. See Note 8.

Pretax earnings from continuing operations of $621 million decreased $35 million, or 5 percent. Valves & controls reduced pretax earnings comparisons by 7 percentage points, primarily due to first year acquisition accounting charges. Earnings increased $24 million in Automation Solutions and $18 million in Commercial & Residential Solutions. See Note 10 and the following Business Segments discussion.

Income taxes were $202 million for 2017 and $205 million for 2016, resulting in effective tax rates of 33 percent and 31 percent, respectively. The tax rate for full year 2017 is estimated at 30 percent, which reflects a $47 million tax benefit from restructuring a foreign subsidiary in the first quarter of 2017.

Earnings from continuing operations attributable to common stockholders were $407 million, down 8 percent, and diluted earnings per share were $0.63, down 7 percent. Valves & controls reduced earnings and earnings per share comparisons by 8 and 7 percentage points, respectively, or $(35) million, $(0.05) per share, primarily due to first year acquisition accounting charges related to inventory and backlog of $(0.04) per share.

Net earnings common stockholders in the third quarter of 2017 were $413 million, down 14 percent, compared with $479 million in the prior year, and earnings per share were $0.64, down 14 percent, compared with $0.74 in 2016. These results include the impact of discontinued operations which is discussed below.

Discontinued Operations

Discontinued operations for 2017 included net earnings of $6 million ($0.01 per share), which primarily reflected post-closing adjustments. In 2016, discontinued operations included net earnings of $38 million ($0.06 per share), which consisted of net earnings from operations of $75 million and separation costs related to the divestitures of $37 million after-tax. See Note 12.

BUSINESS SEGMENTS
Following is an analysis of operating results for the Company’s business segments for the third quarter ended June 30, 2017, compared with the third quarter ended June 30, 2016. The Company defines segment earnings as earnings before interest and taxes. See Notes 1 and 10 for a discussion of the Company's business segments.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Automation Solutions

Three Months Ended June 30	2016	2017	Change
(dollars in millions)

Sales	$2,176	2,440	12%
Earnings	$354	378	7%
Margin	16.2%	15.5%

Sales by Major Product Offering
Measurement & Analytical Instrumentation	$747	744	(1)%
Valves, Actuators & Regulators	522	772	48%
Industrial Solutions	403	430	7%
Process Control Systems & Solutions	504	494	(2)%
Total	$2,176	2,440	12%

Automation Solutions sales were $2.4 billion in the third quarter, an increase of $264 million, or 12 percent. Underlying sales increased 2 percent ($41 million) on higher volume. The valves & controls acquisition added 11 percent ($241 million), while foreign currency translation had a 1 percent ($18 million) unfavorable impact. Sales for Measurement & Analytical Instrumentation decreased 1 percent and Process Control Systems & Solutions decreased 2 percent as spending by global oil and gas customers was mixed, while strength in North American markets was led by small optimization projects and MRO activity, and renewed activity in unconventional oil and gas, particularly in Western Canada. Valves, Actuators & Regulators increased $250 million, or 48 percent, primarily due to the valves & controls acquisition. Industrial Solutions sales increased $27 million, or 7 percent, driven by favorable trends in general industrial end markets, especially automotive. Underlying sales increased 6 percent in the U.S. and decreased 5 percent in Europe. Sales increased 6 percent in Asia (China up 13 percent) on momentum across all major product offerings, including robust demand in discrete markets, while Canada was up 5 percent. Sales were down 2 percent in Middle East/Africa, and 17 percent in Latin America due to lower demand from national oil companies. Earnings were $378 million, an increase of $24 million led by increased volume, leverage and savings from cost reduction actions. The margin decline of 0.7 percentage points reflected dilution of 2.4 percentage points from the valves & controls acquisition, including $12 million of intangibles amortization and $9 million of restructuring expense. Materials cost containment more than offset slightly lower price. Overall, the mix of business has started to shift to mid-sized projects, with larger project bookings anticipated in 2018. Continued improvement in order trends and a growing project pipeline support the outlook for favorable underlying sales in the fourth quarter and solid momentum heading into fiscal 2018.

Commercial & Residential Solutions

Three Months Ended June 30	2016	2017	Change
(dollars in millions)

Sales:
Climate Technologies	$1,101	1,187	8%
Tools & Home Products	400	415	4%
Total	$1,501	1,602	7%

Earnings:
Climate Technologies	$287	305	6%
Tools & Home Products	97	97	—%
Total	$384	402	5%
Margin	25.6%	25.1%

Commercial & Residential Solutions sales were $1.6 billion in the third quarter, an increase of $101 million, or 7 percent. Underlying sales were also up 7 percent ($103 million) on higher volume. Foreign currency translation deducted 1 percent ($10 million) and acquisitions added 1 percent ($8 million). Climate Technologies sales were $1,187 million in the third quarter, an increase of $86 million, or 8 percent. Global air conditioning sales were strong, reflecting robust growth in China and solid growth in the U.S., including robust growth in residential air conditioning.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Global refrigeration sales were also strong led by robust growth in China and solid growth in the U.S. Solutions had very strong growth in the quarter, sensors was solid and temperature controls was up slightly. Tools & Home Products sales were $415 million in the third quarter (up $15 million). Sales for professional tools were solid on favorable demand in oil and gas and construction related markets. Wet/dry vacuums and food waste disposers had moderate growth, while sales for the storage business decreased modestly. Overall, underlying sales increased 6 percent in the U.S., 1 percent in Europe and 17 percent in Asia (China up 32 percent). Sales increased 7 percent in Latin America and 8 percent in Canada, while sales decreased 6 percent in Middle East/Africa. Earnings were $402 million, an increase of $18 million due to increased volume and resulting leverage. Margin decreased 0.5 percentage points reflecting higher materials costs, unfavorable product line mix and slightly lower price. Market demand is expected to remain favorable and margin trends support full year expectations.

RESULTS OF OPERATIONS

Following is an analysis of the Company’s operating results for the nine months ended June 30, 2017, compared with the nine months ended June 30, 2016.

Nine Months Ended June 30	2016	2017	Change
(dollars in millions, except per share amounts)

Net sales	$10,590	10,829	2%
Gross profit	$4,549	4,600	1%
Percent of sales	43.0%	42.5%

SG&A	$2,609	2,621
Percent of sales	24.7%	24.2%
Other deductions, net	$159	203
Interest expense, net	$139	126

Earnings from continuing operations before income taxes	$1,642	1,650	—%
Percent of sales	15.5%	15.2%
Earnings from continuing operations common stockholders	$1,111	1,147	3%
Net earnings common stockholders	$1,197	1,014	(15)%
Percent of sales	11.3%	9.4%

Diluted EPS - Earnings from continuing operations	$1.71	1.77	4%
Diluted EPS - Net earnings	$1.84	1.57	(15)%

Net sales for the first nine months of 2017 were $10,829 million, an increase of $239 million, or 2 percent compared with $10,590 million in 2016. Underlying sales were up 1 percent ($61 million) on higher volume and slightly lower price. Acquisitions added 2 percent ($263 million), while foreign currency translation deducted 1 percent ($85 million). Underlying sales increased 2 percent in the U.S., and decreased less than 1 percent internationally. Sales were down 2 percent in Europe, increased 7 percent in Asia (China up 17 percent) and were down 11 percent in Latin America. Canada decreased 8 percent and Middle East/Africa was down 5 percent. Sales decreased $8 million in Automation Solutions as the impact of lower oil prices on capital spending trends in energy related markets was substantially offset by the acquisition of the valves & controls business. Commercial & Residential Solutions sales increased $248 million reflecting favorable conditions in HVAC, refrigeration and construction related markets.

Cost of sales for 2017 were $6,229 million, an increase of $188 million versus $6,041 million in 2016, primarily due to the acquisition of the valves & controls business and higher volume, partially offset by cost reduction actions and the impact of foreign currency translation. Gross profit margin of 42.5 percent reflected dilution of 0.6 percentage points due to the valves & controls operations and first year acquisition accounting charges of $30 million related to inventory. Lower price also contributed to the decline, while savings from cost reduction actions partially offset these decreases. Gross profit margin was 43.0 percent in 2016.

SG&A expenses of $2,621 million increased $12 million primarily due to the valves & controls acquisition and deleverage on lower volume in Automation Solutions, partially offset by savings from cost reduction actions, lower incentive stock compensation of $35 million and the impact of foreign currency translation. SG&A as a percent of

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

sales of 24.2 percent improved 0.5 percentage points compared with the prior year largely reflecting the cost reduction actions.

Other deductions, net were $203 million in 2017, an increase of $44 million due to intangibles and backlog amortization related to the valves & controls acquisition of $12 million and $7 million, respectively, higher acquisition/divestiture costs of $34 million, an increase in bad debt expense of $10 million, and higher restructuring expense of $14 million. These increases were partially offset by favorable foreign currency transactions of $56 million. Additionally, 2016 results included an $18 million gain on payments received related to dumping duties. See Note 8.

Pretax earnings from continuing operations of $1,650 million increased $8 million, essentially flat versus the prior year. Valves & controls reduced pretax earnings comparisons by 3 percentage points, primarily due to first year acquisition accounting charges. Earnings increased $76 million in Commercial & Residential Solutions and decreased $5 million in Automation Solutions.

Income taxes were $477 million for 2017 and $509 million for 2016, resulting in effective tax rates of 29 percent and 31 percent, respectively. The 2 percentage point decrease versus the prior year is largely due to a $47 million tax benefit from restructuring a foreign subsidiary.

Earnings from continuing operations attributable to common stockholders for 2017 were $1,147 million, up 3 percent, and diluted earnings per share were $1.77, up 4 percent. Valves & controls reduced both earnings and earnings per share comparisons by 3 percentage points, or $(35) million, $(0.05) per share, primarily due to first year acquisition accounting charges related to inventory and backlog of $(0.04) per share.

Net earnings common stockholders in 2017 were $1,014 million, down 15 percent, compared with $1,197 million in the prior year, and earnings per share were $1.57, down 15 percent compared with $1.84 in 2016. These results include the impact of discontinued operations which is discussed below.

Discontinued Operations

Discontinued operations for 2017 included a net loss of $(133) million, $(0.20) per share, which consisted of a $180 million after-tax loss on the divestiture of the power generation, motors and drives business and an after-tax gain on the divestiture of the network power systems business of $114 million, income tax expense of $103 million for repatriation of sales proceeds and cash from the businesses, lower expense of $30 million due to ceasing depreciation and amortization for the discontinued businesses held-for-sale, and net earnings from operations of $6 million. In 2016, discontinued operations included net earnings of $86 million ($0.13 per share), which consisted of after-tax earnings from operations of $201 million and separation costs related to the divestitures of $115 million. See Note 12.

BUSINESS SEGMENTS
Following is an analysis of operating results for the Company’s business segments for the nine months ended June 30, 2017, compared with the nine months ended June 30, 2016. The Company defines segment earnings as earnings before interest and taxes.

Automation Solutions

Nine Months Ended June 30	2016	2017	Change
(dollars in millions)
Sales	$6,532	6,524	—%
Earnings	$1,037	1,032	—%
Margin	15.9%	15.8%

Sales by Major Product Offering
Measurement & Analytical Instrumentation	$2,270	2,162	(5)%
Valves, Actuators & Regulators	1,552	1,718	11%
Industrial Solutions	1,186	1,216	3%
Process Control Systems & Solutions	1,524	1,428	(6)%
Total	$6,532	6,524	—%

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

Automation Solutions sales were $6.5 billion in the first nine months of 2017, essentially flat (down $8 million) compared with 2016. Underlying sales decreased 3 percent ($192 million) on 2 percent lower volume and 1 percent lower price. The valves & controls acquisition added 4 percent ($241 million) while foreign currency translation had a 1 percent ($57 million) unfavorable impact. Sales for Measurement & Analytical Instrumentation decreased 5 percent and Process Control Systems & Solutions decreased 6 percent due to the impact of low oil prices on capital and operational spending by global oil and gas customers. Valves, Actuators & Regulators including the valves & controls acquisition increased $166 million, or 11 percent. Industrial Solutions sales increased $30 million, or 3 percent, on improving conditions in general industrial end markets, offset by weakness in upstream oil and gas markets. Chemical, power and life sciences were favorable. Underlying sales decreased 1 percent in the U.S. and 3 percent in Europe. Sales increased 1 percent in Asia (China up 9 percent) while sales declined 21 percent in Latin America, 12 percent in Canada and 3 percent in Middle East/Africa. Earnings were $1,032 million, a decrease of $5 million, and margin decreased 0.1 percentage points. These results reflected significant deleverage on the lower volume, dilution of 0.9 percentage points from the valves & controls acquisition, including $12 million of intangibles amortization and $9 million of restructuring expense, and higher bad debt expense of $10 million. The decreases were nearly offset by savings from cost reductions actions and favorable foreign currency transactions comparisons of $48 million (unfavorable in the prior year). Materials cost containment substantially offset lower price.

Commercial & Residential Solutions

Nine Months Ended June 30	2016	2017	Change
(dollars in millions)

Sales:
Climate Technologies	$2,880	3,104	8%
Tools & Home Products	1,186	1,210	2%
Total	$4,066	4,314	6%

Earnings:
Climate Technologies	$646	715	11%
Tools & Home Products	274	281	3%
Total	$920	996	8%
Margin	22.6%	23.1%

Commercial & Residential Solutions sales were $4.3 billion in the first nine months of 2017, an increase of $248 million, or 6 percent, reflecting favorable conditions in HVAC, refrigeration and U.S. and Asian construction markets. Underlying sales were up 6 percent ($254 million) on 7 percent higher volume, partially offset by 1 percent lower price. Foreign currency translation deducted 1 percent ($28 million) and acquisitions added 1 percent ($22 million). Climate Technologies sales were $3,104 million in the first nine months of 2017, an increase of $224 million, or 8 percent. Global air conditioning sales were strong, led by strength in the U.S. and Asia and robust growth in China partially due to easier comparisons, while sales declined sharply in Middle East/Africa. Global refrigeration sales were solid, reflecting robust growth in China on increased adoption of energy-efficient solutions and modest growth in the U.S. Sensors and solutions had strong growth, while temperature controls was up modestly. Tools & Home Products sales were $1,210 million in the first nine months of 2017, up $24 million compared to the prior year. Professional tools sales were up moderately on favorable demand from oil and gas customers, while wet/dry vacuums and food waste disposers had modest growth as favorable conditions continued in U.S. construction markets. The storage business declined moderately. Overall, underlying sales increased 5 percent in the U.S., 5 percent in Europe and 18 percent in Asia (China up 32 percent). Sales increased 6 percent in Latin America and 1 percent in Canada, while sales decreased 12 percent in Middle East/Africa. Earnings were $996 million, an increase of $76 million including $69 million in Climate Technologies, and margin improved 0.5 percentage points, due to increased volume and resulting leverage, savings from cost reduction actions and lower customer accommodation costs of $13 million compared with the prior year. Higher materials costs, lower price and unfavorable product line mix partially offset the increase.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

FINANCIAL CONDITION

Key elements of the Company's financial condition for the nine months ended June 30, 2017 as compared to the year ended September 30, 2016 follow.

	Sept 30, 2016		June 30, 2017
Working capital (in millions)	$1,353		3,184
Current ratio	1.2		1.6
Total debt-to-total capital	46.7%		39.3%
Net debt-to-net capital	31.3%		20.2%
Interest coverage ratio	11.8	X	11.9X
The Company's working capital, current ratio and debt-to-capital improved due to $5.1 billion of proceeds received from the sale of the network power systems business and the power generation, motors and drives business. In April 2017, $2.960 billion of these funds were used to complete the valves & controls acquisition. See Note 11. The interest coverage ratio (earnings before income taxes plus interest expense, divided by interest expense) of 11.9X for the first nine months of 2017 compares to 11.3X for the first nine months of 2016. The increase reflects lower interest expense in 2017.

Operating cash flow from continuing operations for the first nine months of 2017 was $1,785 million, an increase of $141 million compared with $1,644 million in the prior year, reflecting a decrease in working capital investment and higher earnings. Operating cash flow from continuing operations funded dividends of $930 million, capital expenditures and common stock purchases. Free cash flow from continuing operations of $1,485 million (operating cash flow of $1,785 million less capital expenditures of $300 million) increased $142 million in 2017. Free cash flow from continuing operations was $1,343 million in 2016 (operating cash flow of $1,644 million less capital expenditures of $301 million).

Including the impact of discontinued operations, total cash provided by operating activities was $1,058 million compared with $1,924 million in the prior year. Total operating cash flow was reduced by $727 million of cash used for discontinued operations, which primarily includes payments for income taxes on completion of the divestitures and repatriation of cash, and professional fees and other costs.

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

FISCAL 2017 OUTLOOK
The Company returned to growth in the third quarter with sales up in both Automation Solutions and Commercial & Residential Solutions, while momentum in key served markets supported strong order rates. Market demand and economic conditions are expected to improve into the fourth quarter. These trends support the Company's outlook for the remainder of the fiscal year. The Company expects full-year fiscal 2017 net sales to be up approximately 5 percent. Underlying sales are expected to be up approximately 1 percent, with acquisitions adding 4 percent. Automation Solutions net sales are expected to be up 4 to 5 percent, with underlying sales expected to be down 1 to 2 percent and acquisitions adding 6 percent. Commercial & Residential Solutions net and underlying sales are expected to be up 5 to 6 percent. Earnings per share from continuing operations are expected to be $2.48 to $2.52, including approximately $(0.05) related to the valves & controls operations and $(0.10) for first year acquisition accounting charges. Excluding the first year acquisition accounting charges, earnings per share from continuing operations are expected to be $2.58 to $2.62.

The outlook contained herein represents the Company's expectations for its consolidated results from continuing operations, and excludes the results of discontinued operations and any impact from the planned divestiture of its residential storage business. Statements in this report that are not strictly historical may be "forward-looking" statements, which involve risks and uncertainties, and Emerson undertakes no obligation to update any such statements to reflect later developments. These risks and uncertainties include economic and currency conditions, market demand, pricing, protection of intellectual property, and competitive and technological factors, among others,

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2017	—	$0.00	—	61,593
May 2017	—	$0.00	—	61,593
June 2017	4,663	$59.54	4,663	56,930
Total	4,663	$59.54	4,663	56,930
In November 2015, the Board of Directors authorized the purchase of up to 70 million shares, and 56.9 million shares remain available.

Item 6. Exhibits

(a) Exhibits (Listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

3.1	Bylaws of Emerson Electric Co., as amended through August 1, 2017, incorporated by reference to Emerson Electric Co. Form 8-K filed August 2, 2017, Exhibit 3.1.

12	Ratio of Earnings to Fixed Charges.

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

101
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the three and nine months ended June 30, 2017 and 2016, (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2017 and 2016, (iii) Consolidated Balance Sheets as of September 30, 2016 and June 30, 2017, (iv) Consolidated Statements of Cash Flows for the nine months ended June 30, 2017 and 2016, and (v) Notes to Consolidated Financial Statements for the three and nine months ended June 30, 2017.

EMERSON ELECTRIC CO. AND SUBSIDIARIES	FORM 10-Q

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMERSON ELECTRIC CO.

By	/s/ Frank J. Dellaquila
Frank J. Dellaquila
Senior Executive Vice President and Chief Financial Officer
(on behalf of the registrant and as Chief Financial Officer)
August 2, 2017

INDEX TO EXHIBITS

Exhibit No.	Exhibit

3.1	Bylaws of Emerson Electric Co., as amended through August 1, 2017, incorporated by reference to Emerson Electric Co. Form 8-K filed August 2, 2017, Exhibit 3.1.

12	Ratio of Earnings to Fixed Charges.

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

101
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the three and nine months ended June 30, 2017 and 2016, (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2017 and 2016, (iii) Consolidated Balance Sheets as of September 30, 2016 and June 30, 2017, (iv) Consolidated Statements of Cash Flows for the nine months ended June 30, 2017 and 2016, and (v) Notes to Consolidated Financial Statements for the three and nine months ended June 30, 2017.