Form 10-Q
period 2017-12-31
EMERSON ELECTRIC CO
filed 2018-02-07
CIK 32604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common stock of $0.50 par value per share outstanding at January 31, 2018: 634,837,581 shares.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Consolidated Statements of Earnings
EMERSON ELECTRIC CO. & SUBSIDIARIES

Three months ended December 31, 2016 and 2017
(Dollars in millions, except per share amounts; unaudited)

	Three Months Ended December 31,
	2016	2017
Net sales	$3,216	3,816

Costs and expenses:
Cost of sales	1,851	2,195
Selling, general and administrative expenses	822	992
Other deductions, net	33	88
Interest expense (net of interest income of $6 and $11, respectively)	46	38

Earnings from continuing operations before income taxes	464	503

Income taxes	94	109

Earnings from continuing operations	370	394

Discontinued operations, net of tax	(55)	—

Net earnings	315	394

Less: Noncontrolling interests in earnings of subsidiaries	6	2

Net earnings common stockholders	$309	392

Earnings common stockholders:
Earnings from continuing operations	$364	392
Discontinued operations, net of tax	(55)	—
Net earnings common stockholders	$309	392

Basic earnings per share common stockholders:
Earnings from continuing operations	$0.56	0.61
Discontinued operations	(0.08)	—
Basic earnings per common share	$0.48	0.61

Diluted earnings per share common stockholders:
Earnings from continuing operations	$0.56	0.61
Discontinued operations	(0.08)	—
Diluted earnings per common share	$0.48	0.61

Cash dividends per common share	$0.48	0.485

 See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
EMERSON ELECTRIC CO. & SUBSIDIARIES

Three months ended December 31, 2016 and 2017
(Dollars in millions; unaudited)

	Three Months Ended December 31,
	2016	2017
Net earnings	$315	394

Other comprehensive income (loss), net of tax:
Foreign currency translation	(103)	7
Pension and postretirement	55	23
Cash flow hedges	15	(3)
Total other comprehensive income	(33)	27

Comprehensive income	282	421

Less: Noncontrolling interests in comprehensive income of subsidiaries	4	2
Comprehensive income common stockholders	$278	419

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
EMERSON ELECTRIC CO. & SUBSIDIARIES

(Dollars in millions, except per share amounts; unaudited)

	Sept 30, 2017	Dec 31, 2017
ASSETS
Current assets
Cash and equivalents	$3,062	3,096
Receivables, less allowances of $91 and $99, respectively	3,072	2,881
Inventories	1,696	1,845
Other current assets	422	330
Total current assets	8,252	8,152

Property, plant and equipment, net	3,321	3,279
Other assets
Goodwill	5,316	5,616
Other intangible assets	1,890	2,118
Other	810	693
Total other assets	8,016	8,427
Total assets	$19,589	19,858

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current maturities of long-term debt	$862	2,093
Accounts payable	1,776	1,596
Accrued expenses	2,342	2,286
Income taxes	65	217
Total current liabilities	5,045	6,192

Long-term debt	3,794	3,375

Other liabilities	1,980	1,903

Equity
Common stock, $0.50 par value; authorized, 1,200,000,000 shares; issued, 953,354,012 shares; outstanding, 641,691,971 shares and 634,221,544 shares, respectively	477	477
Additional paid-in-capital	297	306
Retained earnings	21,995	22,079
Accumulated other comprehensive income (loss)	(1,019)	(992)
Cost of common stock in treasury, 311,662,041 shares and 319,132,468 shares, respectively	(13,032)	(13,521)
Common stockholders’ equity	8,718	8,349
Noncontrolling interests in subsidiaries	52	39
Total equity	8,770	8,388
Total liabilities and equity	$19,589	19,858

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
EMERSON ELECTRIC CO. & SUBSIDIARIES

Three months ended December 31, 2016 and 2017
(Dollars in millions; unaudited)

	Three Months Ended
	December 31,
	2016	2017
Operating activities
Net earnings	$315	394
Loss from discontinued operations, net of tax	55	—
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	143	187
Changes in operating working capital	(138)	(160)
Other, net	35	26
Cash from continuing operations	410	447
Cash from discontinued operations	(172)	—
Cash provided by operating activities	238	447

Investing activities
Capital expenditures	(100)	(96)
Purchases of businesses, net of cash and equivalents acquired	(16)	(513)
Divestitures of businesses	—	235
Other, net	(20)	(18)
Cash from continuing operations	(136)	(392)
Cash from discontinued operations	3,894	—
Cash provided by (used in) investing activities	3,758	(392)

Financing activities
Net increase (decrease) in short-term borrowings	(2,225)	1,061
Payments of short-term borrowings greater than three months	(90)	—
Payments of long-term debt	(251)	(251)
Dividends paid	(311)	(311)
Purchases of common stock	—	(500)
Other, net	(43)	(30)
Cash used in financing activities	(2,920)	(31)

Effect of exchange rate changes on cash and equivalents	(107)	10
Increase in cash and equivalents	969	34
Beginning cash and equivalents	3,182	3,062
Ending cash and equivalents	$4,151	3,096

Changes in operating working capital
Receivables	$212	216
Inventories	(103)	(149)
Other current assets	10	(14)
Accounts payable	(119)	(129)
Accrued expenses	(162)	(166)
Income taxes	24	82
Total changes in operating working capital	$(138)	(160)

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
EMERSON ELECTRIC CO. & SUBSIDIARIES

(Dollars in millions, except per share amounts or where noted)

1.
In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary for a fair presentation of operating results for the interim periods presented. Adjustments consist of normal and recurring accruals. The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all disclosures required for annual financial statements presented in conformity with U.S. generally accepted accounting principles (GAAP). For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2017.

On December 22, 2017, the U.S. government enacted tax reform, the Tax Cuts and Jobs Act (the “Act”), which made comprehensive changes to federal income tax laws by moving from a global to a modified territorial tax regime. The Act includes a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent along with the elimination of certain deductions and credits, and a one-time “deemed repatriation” of accumulated foreign earnings. In the first quarter, the Company recognized a net tax benefit of $43 ($0.07 per share) due to impacts of the Act, consisting of a $98 benefit on revaluation of net deferred income tax liabilities to the lower tax rate, and $185 of expense for the tax on deemed repatriation of accumulated foreign earnings and withholding taxes partially offset by $130 accrued in previous periods for the planned repatriation of non-U.S. cash. Given the complexities associated with the Act, the ultimate effects on repatriation cost and other tax items may differ materially from these provisional amounts due to additional regulatory guidance that may be issued and further evaluation of the Company’s actions, assumptions and interpretations.

The effective tax rate for full year 2018 is currently expected to be approximately 25 to 27 percent. In 2019 and thereafter, the tax rate is expected to be approximately 25 percent.

In the first quarter of fiscal 2018, the Company adopted updates to ASC 330, Inventory, which changed the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. These updates did not materially impact the Company's financial statements.

In the first quarter of fiscal 2018, the Company adopted updates to ASC 740, Income Taxes, requiring recognition of the income tax effects of intra-entity transfers of assets other than inventory when the transfer occurs. These updates were adopted on a modified retrospective basis and did not materially impact the Company's financial statements.

2.    Reconciliations of weighted-average shares for basic and diluted earnings per common share follow. Earnings allocated to participating securities were inconsequential.

	Three Months Ended December 31,
	2016	2017

Basic shares outstanding	642.8	638.2
Dilutive shares	1.5	2.3
Diluted shares outstanding	644.3	640.5

3.    Other Financial Information

	Sept 30, 2017	Dec 31, 2017
Inventories
Finished products	$560	641
Raw materials and work in process	1,136	1,204
Total	$1,696	1,845

	Sept 30, 2017	Dec 31, 2017
Property, plant and equipment, net
Property, plant and equipment, at cost	$7,873	7,930
Less: Accumulated depreciation	4,552	4,651
Total	$3,321	3,279

	Sept 30, 2017	Dec 31, 2017
Goodwill by business segment
Automation Solutions	$4,704	5,005

Climate Technologies	555	555
Tools & Home Products	57	56
Commercial & Residential Solutions	612	611

Total	$5,316	5,616
The increase in goodwill reflects the acquisition of Paradigm. See Note 11.

	Sept 30, 2017	Dec 31, 2017
Accrued expenses include the following
Employee compensation	$531	548
Customer advanced payments	$505	539
Product warranty	$120	128

	Sept 30, 2017	Dec 31, 2017
Other liabilities
Pension and postretirement liabilities	$664	659
Deferred income taxes	425	244
Asbestos litigation	340	336
Other	551	664
Total	$1,980	1,903
Other long-term assets include $132 of asbestos-related insurance receivables.

4.	Following is a discussion regarding the Company’s use of financial instruments:
Hedging Activities – As of December 31, 2017, the notional amount of foreign currency hedge positions was approximately $1.6 billion, and commodity hedge contracts totaled approximately $124 (primarily 49 million pounds of copper and aluminum). All derivatives receiving deferral accounting are cash flow hedges. The majority of hedging gains and losses deferred as of December 31, 2017 are expected to be recognized over the next 12 months as the underlying forecasted transactions occur. Gains and losses on foreign currency derivatives reported in other deductions, net reflect hedges of balance sheet exposures that do not receive deferral accounting. The following gains and losses are included in earnings and other comprehensive income (OCI) for the three months ended December 31, 2017 and 2016:

		Into Earnings		Into OCI
		1st Quarter		1st Quarter
Gains (Losses)	Location	2016	2017	2016	2017
Commodity	Cost of sales	$(2)	5	10	13
Foreign currency	Sales, cost of sales	(10)	—	2	(12)
Foreign currency	Other deductions, net	6	—
Total		$(6)	5	12	1

Regardless of whether derivatives receive deferral accounting, the Company expects hedging gains or losses to be essentially offset by losses or gains on the related underlying exposures. The amounts ultimately recognized will differ from those presented above for open positions, which remain subject to ongoing market price fluctuations until settlement. Derivatives receiving deferral accounting are highly effective and no amounts were excluded from the assessment of hedge effectiveness. Hedge ineffectiveness was immaterial for the three months ended December 31, 2017 and 2016.
Fair Value Measurement – Valuations for all derivatives and the Company's long-term debt fall within Level 2 of the GAAP valuation hierarchy. As of December 31, 2017, the fair value of long-term debt was $4,092, which exceeded the carrying value by $278. At December 31, 2017, the fair values of commodity contracts and foreign currency contracts were reported in other current assets and accrued expenses. Valuations of derivative contract positions are summarized below:

	September 30, 2017		December 31, 2017
	Assets	Liabilities	Assets	Liabilities
Foreign Currency	$26	18	11	19
Commodity	$12	—	20	—

Counterparties to derivatives arrangements are companies with investment-grade credit ratings. The Company has bilateral collateral arrangements with counterparties with credit rating-based posting thresholds that vary depending on the arrangement. If credit ratings on the Company's debt fall below pre-established levels, counterparties can require immediate full collateralization of all derivatives in net liability positions. The maximum amount that could potentially have been required was $11. The Company also can demand full collateralization of derivatives in net asset positions should any counterparty credit ratings fall below certain thresholds. No collateral was posted with counterparties and none was held by the Company as of December 31, 2017.

5.	The change in equity for the first three months of 2018 is shown below:

	Common Stockholders' Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance at September 30, 2017	$8,718	52	8,770
Net earnings	392	2	394
Other comprehensive income (loss)	27	—	27
Cash dividends	(311)	(15)	(326)
Purchases of treasury stock, net of issuances	(480)	—	(480)
Adoption of accounting standard update	3	—	3
Balance at December 31, 2017	$8,349	39	8,388

6.	Activity in accumulated other comprehensive income (loss) for the three months ended December 31, 2017 and 2016 is shown below:

	Three Months Ended December 31,
	2016	2017
Foreign currency translation
Beginning balance	$(812)	(369)
Other comprehensive income (loss) before reclassifications	(367)	24
Reclassified to gain/loss on sale of businesses	266	(17)
Ending balance	(913)	(362)

Pension and postretirement
Beginning balance	(1,162)	(662)
Amortization of deferred actuarial losses into earnings	35	23
Reclassified to gain/loss on sale of businesses	20	—
Ending balance	(1,107)	(639)

Cash flow hedges
Beginning balance	(25)	12
Deferral of gains (losses) arising during the period	8	1
Reclassification of realized (gains) losses to sales and cost of sales	7	(4)
Ending balance	(10)	9

Accumulated other comprehensive income (loss)	$(2,030)	(992)

Activity above is shown net of income taxes for the three months ended December 31, 2017 and 2016, respectively, as follows: amortization of pension and postretirement deferred actuarial losses: $(8) and $(18); pension and postretirement divestiture: $- and $(7); deferral of cash flow hedging gains (losses): $- and $(4); reclassification of realized cash flow hedging (gains) losses: $1 and $(5).

7.	Total periodic pension and postretirement expense is summarized below:

	Three Months Ended December 31,
	2016	2017
Service cost	$21	19
Interest cost	42	46
Expected return on plan assets	(86)	(87)
Net amortization	53	31
Total	$30	9

8.	Other deductions, net are summarized below:

	Three Months Ended December 31,
	2016	2017

Amortization of intangibles	$22	56
Restructuring costs	11	15
Other	—	17
Total	$33	88

The increase in amortization and restructuring in the first quarter of 2018 is due to the valves & controls acquisition. Other for the first quarter includes unfavorable foreign currency transactions of $22 compared with the prior year, partially offset by lower acquisition/divestiture costs of $4.

9.
Restructuring expense reflects costs associated with the Company’s ongoing efforts to improve operational efficiency and deploy assets globally in order to remain competitive on a worldwide basis. The Company expects full year 2018 restructuring expense to be approximately $85. The full year expense includes $15 incurred to date, as well as costs to complete actions initiated before the end of the first quarter and actions anticipated to be approved and initiated during the remainder of the year. Costs for the three months ended December 31, 2017 largely relate to restructuring of the global cost structure consistent with the current level of economic activity, as well as the redeployment of resources for future growth.

Restructuring expense by business segment follows:

	Three Months Ended December 31,
	2016	2017

Automation Solutions	$6	10

Climate Technologies	4	5
Tools & Home Products	1	—
Commercial & Residential Solutions	5	5

Total	$11	15

Details of the change in the liability for restructuring costs during the three months ended December 31, 2017 follow:

	Sept 30, 2017	Expense	Utilized/Paid	Dec 31, 2017

Severance and benefits	$60	10	14	56
Lease and other contract terminations	4	2	1	5
Vacant facility and other shutdown costs	1	1	1	1
Start-up and moving costs	—	2	2	—
Total	$65	15	18	62

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
Summarized information about the Company's results of operations by business segment follows:

	Three Months Ended December 31,
	Sales		Earnings
	2016	2017	2016	2017

Automation Solutions	$1,967	2,572	326	386

Climate Technologies	859	922	161	165
Tools & Home Products	393	330	88	87
Commercial & Residential Solutions	1,252	1,252	249	252

Differences in accounting methods			33	51
Corporate and other			(98)	(148)
Eliminations/Interest	(3)	(8)	(46)	(38)
Total	$3,216	3,816	464	503
Corporate and other for the first quarter of 2018 includes valves & controls first year acquisition accounting charges of $10 related to inventory and $15 for backlog amortization, as well as higher incentive stock compensation of $40.

Automation Solutions sales by major product offering are summarized below:

	Three Months Ended December 31,
	2016	2017

Measurement & Analytical Instrumentation	$682	772
Valves, Actuators & Regulators	449	867
Industrial Solutions	367	424
Process Control Systems & Solutions	469	509
Total	$1,967	2,572

11.
On December 1, 2017, the Company acquired Paradigm, a provider of software solutions for the oil and gas industry, for $505, net of cash acquired. This business had annual sales of approximately $140 and is included in the Measurement & Analytical Instrumentation product offering within Automation Solutions. The Company recognized goodwill of $304 ($160 of which is expected to be tax deductible), and identifiable intangible assets of $248, primarily intellectual property and customer relationships with weighted-average useful lives of approximately 11 years. Valuations of acquired assets and liabilities are in process and subject to refinement. The Company also acquired one smaller business in the Automation Solutions segment. Total cash paid for all businesses was $513, net of cash acquired.

On January 10, 2018, the Company completed the acquisition of Cooper-Atkins for $247, net of cash acquired. This business, which manufactures temperature management and monitoring products for foodservice markets, will be reported in the Climate Technologies segment.

On October 2, 2017, the Company sold its residential storage business for $200 in cash, subject to post-closing adjustments, and recognized a small pretax gain and an after-tax loss of $24 ($0.04 per share) in the first quarter of 2018 due to income taxes resulting from nondeductible goodwill. The Company will realize approximately $150 in after-tax cash proceeds from the sale. Assets and liabilities for this business were classified as held-for-sale in the consolidated balance sheet at September 30, 2017 as follows: current assets, $73; other assets, $176; and accrued expenses and other liabilities, $61. This business was previously reported within the Tools & Home Products segment.

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

Results for the first quarter ended December 31, 2017 included first year pretax acquisition accounting charges related to inventory and backlog of $25, $19 after-tax, $0.03 per share.

Pro Forma Financial Information
The following unaudited pro forma consolidated condensed financial results of operations are presented as if the acquisition of the valves & controls business occurred on October 1, 2015. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved had the acquisition occurred as of that time.

Three Months Ended Dec 31, 2016

Net sales	$3,620
Net earnings from continuing operations common stockholders	$362
Diluted earnings per share from continuing operations	$0.56

12.
Discontinued Operations – In fiscal 2017, the Company completed the previously announced strategic repositioning actions to streamline its portfolio and drive growth in its core businesses. On November 30, 2016, the Company completed the sale of its network power systems business for $4 billion in cash and retained a subordinated interest in distributions, contingent upon the equity holders first receiving a threshold return on their initial investment. Additionally, on January 31, 2017, the Company completed the sale of its power generation, motors and drives business for approximately $1.2 billion, subject to post-closing adjustments.

The financial results of the network power systems and power generation, motors and drives businesses reported as discontinued operations for the three months ended December 31, 2016 were as follows:

Three Months Ended Dec 31, 2016

Net sales	$940
Cost of sales	626
SG&A	242
Other (income) deductions, net	(421)
Earnings (Loss) before income taxes	493
Income taxes	548
Earnings (Loss), net of tax	$(55)

Discontinued operations for the first quarter of 2017 included a loss of $55, consisting of net earnings from operations of $14, an after-tax gain on the divestiture of the network power systems business of $86 ($465 pretax), income tax expense of $144 for repatriation of sales proceeds, a loss of $38 to write down the power generation, motors and drives business to the sales price less cost to sell, and lower expense of $27 due to ceasing depreciation and amortization for the discontinued businesses held-for-sale.

Net cash from operating and investing activities for the network power systems and power generation, motors and drives businesses for the three months ended December 31, 2016 were as follows:

Three Months Ended Dec 31, 2016

Cash from operating activities	$(172)
Cash from investing activities	$3,894

Operating cash flow used by discontinued operations of $172 for the three months ended December 31, 2016 included payments of $139 for income taxes and fees related to the transactions.

Items 2 and 3.

Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
Net sales for the first quarter of 2018 were $3.8 billion, up 19 percent, supported by acquisitions, net of a divestiture, which added 9 percent. Underlying sales increased 7 percent reflecting improving trends in energy-related and general industrial markets, while HVAC and refrigeration markets remained favorable.
Earnings from continuing operations common stockholders were $392 million, up 8 percent compared with $364 million in 2017, and diluted earnings per share from continuing operations were $0.61, up 9 percent compared with $0.56 in 2017. Net earnings common stockholders were $392 million, up 27 percent, and diluted earnings per share were $0.61, up 27 percent, reflecting the impact of discontinued operations in the prior year.
RESULTS OF OPERATIONS

Following is an analysis of the Company’s operating results for the first quarter ended December 31, 2017, compared with the first quarter ended December 31, 2016.

Three Months Ended Dec 31	2016	2017	Change
(dollars in millions, except per share amounts)

Net sales	$3,216	3,816	19%
Gross profit	$1,365	1,621	19%
Percent of sales	42.4%	42.5%

SG&A	$822	992
Percent of sales	25.5%	26.0%
Other deductions, net	$33	88
Interest expense, net	$46	38

Earnings from continuing operations before income taxes	$464	503	9%
Percent of sales	14.4%	13.2%
Earnings from continuing operations common stockholders	$364	392	8%
Net earnings common stockholders	$309	392	27%
Percent of sales	9.6%	10.3%

Diluted EPS - Earnings from continuing operations	$0.56	0.61	9%
Diluted EPS - Net earnings	$0.48	0.61	27%

Net sales for the first quarter of 2018 were $3.8 billion, an increase of $600 million compared with $3.2 billion in 2017. Underlying sales increased 7 percent ($229 million) on higher volume. Acquisitions added 12 percent ($373 million) and foreign currency translation added 3 percent ($75 million), while the divestiture of the residential storage business subtracted 3 percent ($77 million). Underlying sales increased 8 percent in the U.S. and 7 percent internationally. Asia was up 15 percent (China up 23 percent), while sales in Europe were flat. Canada increased 14 percent and Latin America increased 4 percent. Middle East/Africa was down 5 percent. Sales increased $605 million in Automation Solutions, supported by acquisitions and broad-based demand across energy-related and general industrial markets. Commercial & Residential Solutions sales were flat, as favorable demand in global HVAC and refrigeration markets was offset by the divestiture of the residential storage business.

Cost of sales for the first quarter of 2018 were $2.2 billion, an increase of $344 million compared with $1.9 billion in 2017, primarily due to acquisitions, higher volume and the impact of foreign currency translation. Gross margin improved slightly to 42.5 percent reflecting leverage on higher volume, savings from cost reduction actions and favorable mix, largely offset by dilution of 1.6 percentage points due to the valves & controls operations and first year acquisition accounting charges of $10 million related to inventory.

Selling, general and administrative (SG&A) expenses of $992 million increased $170 million compared with the prior year, primarily due to acquisitions and an increase in volume. SG&A as a percent of sales increased 0.5 percentage points to 26.0 percent, reflecting higher incentive stock compensation of $40 million due to an increase in the Company's stock price, partially offset by leverage on the higher volume.

Other deductions, net were $88 million in 2018, an increase of $55 million compared with the prior year, largely due to higher intangibles amortization of $19 million and backlog amortization of $15 million, primarily related to the valves & controls acquisition, and unfavorable foreign currency transactions of $22 million. See Note 8.

Pretax earnings from continuing operations of $503 million increased $39 million, or 9 percent. Earnings increased $60 million in Automation Solutions and $3 million in Commercial & Residential Solutions. See Note 10 and the following Business Segments discussion.

On December 22, 2017, the U.S. government enacted tax reform, the Tax Cuts and Jobs Act (the "Act"), which made comprehensive changes to federal income tax laws by moving from a global to a modified territorial tax regime. The Act includes a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent along with the elimination of certain deductions and credits, and a one-time “deemed repatriation” of accumulated foreign earnings. In the first quarter, the Company recognized a net tax benefit of $43 million ($0.07 per share) due to impacts of the Act, consisting of a $98 million benefit on revaluation of net deferred income tax liabilities to the lower tax rate, and $185 million of expense for the tax on deemed repatriation of accumulated foreign earnings and withholding taxes partially offset by $130 million accrued in previous periods for the planned repatriation of non-U.S. cash. Given the complexities associated with the Act, the ultimate effects on repatriation cost and other tax items may differ materially from these provisional amounts due to additional regulatory guidance that may be issued and further evaluation of the Company’s actions, assumptions and interpretations.

Income taxes were $109 million for 2018 and $94 million for 2017, resulting in effective tax rates of 22 percent and 20 percent, respectively. The effective tax rate for the first quarter of 2017 included a $47 million ($0.07 per share) income tax benefit from restructuring a foreign subsidiary. The effective tax rate for full year 2018 is currently expected to be approximately 25 to 27 percent. In 2019 and thereafter, the tax rate is expected to be approximately 25 percent.

Earnings from continuing operations attributable to common stockholders were $392 million, up 8 percent, and diluted earnings per share were $0.61, up 9 percent. Earnings per share include a $0.03 per share benefit from the lower corporate federal income tax rate on first quarter earnings. In addition, results include the $0.07 per share net benefit of the tax law change, offset by a $(0.04) per share loss on the residential storage divestiture and $0.03 per share from first year acquisition accounting charges.

Net earnings common stockholders in the first quarter of 2018 were $392 million, up 27 percent, compared with $309 million in the prior year, and earnings per share were $0.61, up 27 percent, compared with $0.48 in 2017. Results for 2017 included the impact of discontinued operations, which was a net loss of $55 million ($0.08 per share). See Note 12.

Business Segments
Following is an analysis of operating results for the Company’s business segments for the first quarter ended December 31, 2017, compared with the first quarter ended December 31, 2016. The Company defines segment earnings as earnings before interest and taxes. See Notes 1 and 10 for a discussion of the Company's business segments.

AUTOMATION SOLUTIONS

Three Months Ended Dec 31	2016	2017	Change
(dollars in millions)

Sales	$1,967	2,572	31%
Earnings	$326	386	18%
Margin	16.6%	15.0%

Sales by Major Product Offering
Measurement & Analytical Instrumentation	$682	772	13%
Valves, Actuators & Regulators	449	867	93%
Industrial Solutions	367	424	15%
Process Control Systems & Solutions	469	509	9%
Total	$1,967	2,572	31%

Automation Solutions sales were $2.6 billion in the first quarter, an increase of $605 million, or 31 percent. Underlying sales increased 9 percent ($176 million) on higher volume. Acquisitions added 19 percent ($373 million) and foreign currency translation had a 3 percent ($56 million) favorable impact. Sales for Measurement & Analytical Instrumentation increased 13 percent and Process Control Systems & Solutions increased 9 percent on increased spending by global oil and gas customers, strong MRO demand and growth of small and mid-sized projects focused on facility expansion and optimization. Valves, Actuators & Regulators increased $418 million, or 93 percent, led by the valves & controls acquisition ($349 million) and broad-based demand across end markets, including energy, chemical and life sciences. Industrial Solutions sales increased $57 million, or 15 percent, driven by favorable global trends in general industrial end markets. Underlying sales increased 14 percent in the U.S. and decreased 1 percent in Europe. Sales increased 13 percent in Asia (China up 22 percent) supported by strong demand in process automation and discrete markets, while Canada was up 18 percent and Latin America was up 6 percent. Sales decreased 7 percent in Middle East/Africa. Earnings were $386 million, an increase of $60 million, or 18 percent. The increase was driven by higher volume, leverage and cost reduction savings, partially offset by unfavorable foreign currency transactions of $26 million compared with the prior year. Margin declined 1.6 percentage points to 15.0 percent. Margin improved 1.2 percentage points to 17.8 percent, excluding dilution of 2.8 percentage points from the valves & controls acquisition, which includes intangibles amortization of $18 million.

COMMERCIAL & RESIDENTIAL SOLUTIONS

Three Months Ended Dec 31	2016	2017	Change
(dollars in millions)

Sales:
Climate Technologies	$859	922	7%
Tools & Home Products	393	330	(16)%
Total	$1,252	1,252	—%

Earnings:
Climate Technologies	$161	165	2%
Tools & Home Products	88	87	(1)%
Total	$249	252	1%
Margin	19.9%	20.1%

Commercial & Residential Solutions sales were $1.3 billion in the first quarter, flat compared to the prior year. Underlying sales were up 5 percent ($58 million) on higher volume and slightly higher price. Foreign currency translation added 2 percent ($19 million), while the divestiture of the residential storage business deducted 7 percent ($77 million). Climate Technologies sales were $922 million in the first quarter, an increase of $63 million, or 7 percent. Global HVAC sales were solid, reflecting robust growth in China on strength in commercial air conditioning and heating, partially offset by a modest decline in U.S. residential air conditioning. Global refrigeration sales were solid led by robust growth in China, while the U.S. was flat. Sensors had solid growth and temperature controls was up slightly. Tools & Home Products sales were $330 million in the first quarter, a decrease of $63 million, or 16 percent, reflecting the impact of the residential storage divestiture. Sales for professional tools were strong on favorable demand in oil and gas and construction-related markets. Wet/dry vacuums had solid sales growth and food waste disposers were up slightly. Overall, underlying sales increased 1 percent in the U.S., 1 percent in Europe and 17 percent in Asia (China up 24 percent). Sales increased 5 percent in Canada, 4 percent in Middle East/Africa and 1 percent in Latin America. Earnings were $252 million, an increase of $3 million and margin improved 0.2 percentage points, due to leverage on higher volume and favorable price, partially offset by higher materials costs. In addition, the residential storage divestiture reduced earnings by $6 million, but benefited margin comparisons 0.8 percentage points, while higher warranty costs of $10 million associated with a specific product issue in Climate Technologies offset this benefit.

FINANCIAL CONDITION

Key elements of the Company's financial condition for the three months ended December 31, 2017 as compared to the year ended September 30, 2017 follow.

	Sept 30, 2017		Dec 31, 2017
Working capital (in millions)	$3,207		1,960
Current ratio	1.6		1.3
Total debt-to-total capital	34.8%		39.6%
Net debt-to-net capital	15.4%		22.1%
Interest coverage ratio	12.6	X	11.2X
The Company's debt-to-capital increased primarily due to higher borrowings to support acquisitions and share repurchases. The interest coverage ratio (earnings before income taxes plus interest expense, divided by interest expense) of 11.2X for the first three months of 2018 compares to 9.9X for the first three months of 2017. The increase reflects higher pretax earnings and lower interest expense in the current year.

Operating cash flow from continuing operations for the first three months of 2018 was $447 million, an increase of $37 million compared with $410 million in the prior year, reflecting higher earnings partially offset by an investment in working capital to support higher levels of sales activity. Operating cash flow from continuing operations funded dividends of $311 million and capital expenditures of $96 million. Free cash flow from continuing operations of $351 million (operating cash flow of $447 million less capital expenditures of $96 million) increased $41 million in 2018. Free cash flow from continuing operations was $310 million in 2017 (operating cash flow of $410 million less capital expenditures of $100 million). Divestiture proceeds of $235 million and increased short-term borrowings were used to fund acquisitions of $513 million and common stock purchases of $500 million.

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

FISCAL 2018 OUTLOOK

The Company’s first quarter results reflected continued favorable global economic conditions and solid sales growth in both Automation Solutions and Commercial & Residential Solutions. These favorable trends along with the positive effects of U.S. tax reform support the Company’s outlook for full-year fiscal 2018. Consolidated net sales are expected to be up 11 to 13 percent, with underlying sales up 5 to 7 percent, excluding an approximate 4 percent impact from acquisitions and divestitures and 2 percent from currency translation. Automation Solutions net sales are expected to be up 18 to 20 percent, with underlying sales up 6 to 8 percent excluding an approximate 9 percent impact from acquisitions and 3 percent from currency translation. Commercial & Residential Solutions net sales are expected to be up 1 to 3 percent, with underlying sales up 4 to 6 percent, excluding an approximate 5 percent negative impact from acquisitions and divestitures and 2 percent from favorable currency translation. Earnings per share are expected to be $3.05 to $3.15, including a $0.15 per share benefit from the lower U.S. corporate income tax rate on full-year earnings. The outlook also includes the $0.07 per share net benefit of the tax law change, offset by the $0.04 per share loss on the residential storage divestiture and $0.03 per share from first year acquisition accounting charges. The Company expects operating cash flow of $2.9 billion and capital spending of approximately $575 million. For the second quarter of 2018, consolidated net sales are expected to be up approximately 18 percent, with underlying sales up approximately 7 percent, excluding an approximate 8 percent impact from acquisitions and divestitures and 3 percent from currency.

Statements in this report that are not strictly historical may be "forward-looking" statements, which involve risks and uncertainties, and Emerson undertakes no obligation to update any such statements to reflect later developments. These risks and uncertainties include economic and currency conditions, market demand, pricing, protection of intellectual property, and competitive and technological factors, among others, which are set forth in the “Risk Factors” of Part I, Item 1A, and the "Safe Harbor Statement" of Part II, Item 7, to the Company's Annual Report on Form 10-K for the year ended September 30, 2017 and in subsequent reports filed with the SEC, which are hereby incorporated by reference, as well as the impact of U.S. tax reform as discussed in Note 1 of Notes to Consolidated Financial Statements set forth in Part I, Item 1, of this Quarterly Report on Form 10-Q.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2017	—	$0.00	—	56,930
November 2017	5,007	$61.65	5,007	51,923
December 2017	2,855	$67.01	2,855	49,068
Total	7,862	$63.60	7,862	49,068
In November 2015, the Board of Directors authorized the purchase of up to 70 million shares, and 49.1 million shares remain available.

Item 6. Exhibits

(a) Exhibits (Listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

10.1	Letter Agreement dated November 8, 2017 by and between Emerson Electric Co. and Edgar M. Purvis, incorporated by reference to Emerson Electric Co. Form 8-K filed November 14, 2017, Exhibit 10.1.

12	Ratio of Earnings to Fixed Charges.

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

101
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the three months ended December 31, 2017 and 2016, (ii) Consolidated Statements of Comprehensive Income for the three months ended December 31, 2017 and 2016, (iii) Consolidated Balance Sheets as of September 30, 2017 and December 31, 2017, (iv) Consolidated Statements of Cash Flows for the three months ended December 31, 2017 and 2016, and (v) Notes to Consolidated Financial Statements for the three months ended December 31, 2017.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMERSON ELECTRIC CO.

By	/s/ Frank J. Dellaquila
Frank J. Dellaquila
Senior Executive Vice President and Chief Financial Officer
(on behalf of the registrant and as Chief Financial Officer)
February 7, 2018