Form 10-Q
period 2018-03-31
EMERSON ELECTRIC CO
filed 2018-05-02
CIK 32604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common stock of $0.50 par value per share outstanding at April 30, 2018: 630,090,112 shares.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Consolidated Statements of Earnings
EMERSON ELECTRIC CO. & SUBSIDIARIES

Three and six months ended March 31, 2017 and 2018
(Dollars in millions, except per share amounts; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2018	2017	2018
Net sales	$3,574	4,248	6,790	8,064

Costs and expenses:
Cost of sales	2,017	2,423	3,868	4,618
Selling, general and administrative expenses	868	1,032	1,690	2,024
Other deductions, net	83	99	116	187
Interest expense (net of interest income of $9, $14, $15 and $25, respectively)	41	36	87	74

Earnings from continuing operations before income taxes	565	658	1,029	1,161

Income taxes	181	169	275	278

Earnings from continuing operations	384	489	754	883

Discontinued operations, net of tax	(84)	—	(139)	—

Net earnings	300	489	615	883

Less: Noncontrolling interests in earnings of subsidiaries	8	7	14	9

Net earnings common stockholders	$292	482	601	874

Earnings common stockholders:
Earnings from continuing operations	$376	482	740	874
Discontinued operations, net of tax	(84)	—	(139)	—
Net earnings common stockholders	$292	482	601	874

Basic earnings per share common stockholders:
Earnings from continuing operations	$0.58	0.76	1.14	1.37
Discontinued operations	(0.13)	—	(0.21)	—
Basic earnings per common share	$0.45	0.76	0.93	1.37

Diluted earnings per share common stockholders:
Earnings from continuing operations	$0.58	0.76	1.14	1.37
Discontinued operations	(0.13)	—	(0.21)	—
Diluted earnings per common share	$0.45	0.76	0.93	1.37

Cash dividends per common share	$0.48	0.485	0.96	0.97

 See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
EMERSON ELECTRIC CO. & SUBSIDIARIES

Three and six months ended March 31, 2017 and 2018
(Dollars in millions; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2018	2017	2018
Net earnings	$300	489	615	883

Other comprehensive income (loss), net of tax:
Foreign currency translation	259	148	156	155
Pension and postretirement	65	22	120	45
Cash flow hedges	17	(5)	32	(8)
Total other comprehensive income	341	165	308	192

Comprehensive income	641	654	923	1,075

Less: Noncontrolling interests in comprehensive income of subsidiaries	9	7	13	9
Comprehensive income common stockholders	$632	647	910	1,066

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
EMERSON ELECTRIC CO. & SUBSIDIARIES

(Dollars in millions, except per share amounts; unaudited)

	Sept 30, 2017	Mar 31, 2018
ASSETS
Current assets
Cash and equivalents	$3,062	2,444
Receivables, less allowances of $91 and $97, respectively	3,072	3,042
Inventories	1,696	1,897
Other current assets	422	342
Total current assets	8,252	7,725

Property, plant and equipment, net	3,321	3,299
Other assets
Goodwill	5,316	5,821
Other intangible assets	1,890	2,203
Other	810	737
Total other assets	8,016	8,761
Total assets	$19,589	19,785

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current maturities of long-term debt	$862	1,833
Accounts payable	1,776	1,603
Accrued expenses	2,342	2,362
Income taxes	65	147
Total current liabilities	5,045	5,945

Long-term debt	3,794	3,357

Other liabilities	1,980	1,946

Equity
Common stock, $0.50 par value; authorized, 1,200,000,000 shares; issued, 953,354,012 shares; outstanding, 641,691,971 shares and 631,535,208 shares, respectively	477	477
Additional paid-in-capital	297	323
Retained earnings	21,995	22,254
Accumulated other comprehensive income (loss)	(1,019)	(827)
Cost of common stock in treasury, 311,662,041 shares and 321,818,804 shares, respectively	(13,032)	(13,735)
Common stockholders’ equity	8,718	8,492
Noncontrolling interests in subsidiaries	52	45
Total equity	8,770	8,537
Total liabilities and equity	$19,589	19,785

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
EMERSON ELECTRIC CO. & SUBSIDIARIES

Six months ended March 31, 2017 and 2018
(Dollars in millions; unaudited)

	Six Months Ended
	March 31,
	2017	2018
Operating activities
Net earnings	$615	883
Loss from discontinued operations, net of tax	139	—
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	283	378
Changes in operating working capital	(126)	(363)
Other, net	100	46
Cash from continuing operations	1,011	944
Cash from discontinued operations	(601)	—
Cash provided by operating activities	410	944

Investing activities
Capital expenditures	(194)	(194)
Purchases of businesses, net of cash and equivalents acquired	(16)	(770)
Divestitures of businesses	—	221
Other, net	(50)	(42)
Cash from continuing operations	(260)	(785)
Cash from discontinued operations	5,051	—
Cash provided by (used in) investing activities	4,791	(785)

Financing activities
Net increase (decrease) in short-term borrowings	(2,228)	782
Payments of short-term borrowings greater than three months	(90)	—
Payments of long-term debt	(252)	(251)
Dividends paid	(621)	(618)
Purchases of common stock	(120)	(750)
Other, net	29	(6)
Cash used in financing activities	(3,282)	(843)

Effect of exchange rate changes on cash and equivalents	(62)	66
Increase (Decrease) in cash and equivalents	1,857	(618)
Beginning cash and equivalents	3,182	3,062
Ending cash and equivalents	$5,039	2,444

Changes in operating working capital
Receivables	$190	98
Inventories	(137)	(172)
Other current assets	11	(30)
Accounts payable	(100)	(161)
Accrued expenses	(98)	(149)
Income taxes	8	51
Total changes in operating working capital	$(126)	(363)

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

On December 22, 2017, the U.S. government enacted tax reform, the Tax Cuts and Jobs Act (the “Act”), which made comprehensive changes to federal income tax laws by moving from a global to a modified territorial tax regime. The Act includes a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent along with the elimination of certain deductions and credits, and a one-time “deemed repatriation” of accumulated foreign earnings. In the first fiscal quarter, the Company recognized a net tax benefit of $43 ($0.07 per share) due to impacts of the Act, consisting of a $98 benefit on revaluation of net deferred income tax liabilities to the lower tax rate, and $185 of expense for the tax on deemed repatriation of accumulated foreign earnings and withholding taxes partially offset by $130 accrued in previous periods for the planned repatriation of non-U.S. cash. The Company continues to review the impacts of the Act and subsequent interpretations. Given its complexities, the ultimate effects on repatriation cost and other tax items may differ materially from these provisional amounts due to additional regulatory guidance that may be issued and further evaluation of the Company’s actions, assumptions and interpretations.

The effective tax rate for full year 2018 is currently expected to be approximately 25 to 27 percent. In 2019 and thereafter, the tax rate is expected to be approximately 25 percent.

In February 2018, the FASB issued updates to ASC 220, Comprehensive Income, which permit reclassification of stranded tax effects resulting from the Act from accumulated other comprehensive income to retained earnings. These updates are effective in the first quarter of fiscal 2020, with early adoption permitted, and are not expected to materially impact the Company's financial statements.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2018	2017	2018

Basic shares outstanding	643.6	632.6	643.2	635.4
Dilutive shares	1.2	3.4	1.3	2.9
Diluted shares outstanding	644.8	636.0	644.5	638.3

3.    Other Financial Information

	Sept 30, 2017	Mar 31, 2018
Inventories
Finished products	$560	663
Raw materials and work in process	1,136	1,234
Total	$1,696	1,897

	Sept 30, 2017	Mar 31, 2018
Property, plant and equipment, net
Property, plant and equipment, at cost	$7,873	8,065
Less: Accumulated depreciation	4,552	4,766
Total	$3,321	3,299

	Sept 30, 2017	Mar 31, 2018
Goodwill by business segment
Automation Solutions	$4,704	5,067

Climate Technologies	555	696
Tools & Home Products	57	58
Commercial & Residential Solutions	612	754

Total	$5,316	5,821
The increase in goodwill reflects the acquisitions of Paradigm and Cooper-Atkins. See Note 11.

	Sept 30, 2017	Mar 31, 2018
Accrued expenses include the following
Employee compensation	$531	606
Customer advanced payments	$505	533
Product warranty	$120	130

	Sept 30, 2017	Mar 31, 2018
Other liabilities
Pension and postretirement liabilities	$664	661
Deferred income taxes	425	262
Asbestos litigation	340	333
Other	551	690
Total	$1,980	1,946
Other long-term assets include $131 of asbestos-related insurance receivables.

4.	Following is a discussion regarding the Company’s use of financial instruments:
Hedging Activities – As of March 31, 2018, the notional amount of foreign currency hedge positions was approximately $1.6 billion, and commodity hedge contracts totaled approximately $140 (primarily 53 million pounds of copper and aluminum). All derivatives receiving deferral accounting are cash flow hedges. The majority of hedging gains and losses deferred as of March 31, 2018 are expected to be recognized over the next 12 months as the underlying forecasted transactions occur. Gains and losses on foreign currency derivatives reported in Other deductions, net reflect hedges of balance sheet exposures that do not receive deferral accounting. The following gains and losses are included in earnings and other comprehensive income (OCI) for the three and six months ended March 31, 2018 and 2017:

		Into Earnings				Into OCI
		2nd Quarter		Six Months		2nd Quarter		Six Months
Gains (Losses)	Location	2017	2018	2017	2018	2017	2018	2017	2018
Commodity	Cost of sales	$4	6	2	11	5	(9)	15	4
Foreign currency	Sales, cost of sales	(7)	—	(17)	—	20	8	22	(4)
Foreign currency	Other deductions, net	(6)	(12)	—	(12)
Total		$(9)	(6)	(15)	(1)	25	(1)	37	—
Regardless of whether derivatives receive deferral accounting, the Company expects hedging gains or losses to be essentially offset by losses or gains on the related underlying exposures. The amounts ultimately recognized will differ from those presented above for open positions, which remain subject to ongoing market price fluctuations until settlement. Derivatives receiving deferral accounting are highly effective and no amounts were excluded from the assessment of hedge effectiveness. Hedge ineffectiveness was immaterial for the three and six months ended March 31, 2018 and 2017.
Fair Value Measurement – Valuations for all derivatives and the Company's long-term debt fall within Level 2 of the GAAP valuation hierarchy. As of March 31, 2018, the fair value of long-term debt was $4,013, which exceeded the carrying value by $198. At March 31, 2018, the fair values of commodity contracts and foreign currency contracts were reported in other current assets and accrued expenses. Valuations of derivative contract positions are summarized below:

	September 30, 2017		March 31, 2018
	Assets	Liabilities	Assets	Liabilities
Foreign Currency	$26	18	22	13
Commodity	$12	—	6	2

Counterparties to derivatives arrangements are companies with investment-grade credit ratings. The Company has bilateral collateral arrangements with counterparties with credit rating-based posting thresholds that vary depending on the arrangement. If credit ratings on the Company's debt fall below pre-established levels, counterparties can require immediate full collateralization of all derivatives in net liability positions. The maximum amount that could potentially have been required was $2. The Company also can demand full collateralization of derivatives in net asset positions should any counterparty credit ratings fall below certain thresholds. No collateral was posted with counterparties and none was held by the Company as of March 31, 2018.

5.	The change in equity for the first six months of 2018 is shown below:

	Common Stockholders' Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance at September 30, 2017	$8,718	52	8,770
Net earnings	874	9	883
Other comprehensive income (loss)	192	—	192
Cash dividends	(618)	(16)	(634)
Purchases of treasury stock, net of issuances	(677)	—	(677)
Adoption of accounting standard update	3	—	3
Balance at March 31, 2018	$8,492	45	8,537

6.	Activity in Accumulated other comprehensive income (loss) for the three and six months ended March 31, 2018 and 2017 is shown below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2018	2017	2018
Foreign currency translation
Beginning balance	$(913)	(362)	(812)	(369)
Other comprehensive income (loss) before reclassifications	139	148	(228)	172
Reclassified to gain/loss on sale of businesses	119	—	385	(17)
Ending balance	(655)	(214)	(655)	(214)

Pension and postretirement
Beginning balance	(1,107)	(639)	(1,162)	(662)
Amortization of deferred actuarial losses into earnings	35	22	70	45
Reclassified to gain/loss on sale of businesses	30	—	50	—
Ending balance	(1,042)	(617)	(1,042)	(617)

Cash flow hedges
Beginning balance	(10)	9	(25)	12
Deferral of gains (losses) arising during the period	15	(1)	23	—
Reclassification of realized (gains) losses to sales and cost of sales	2	(4)	9	(8)
Ending balance	7	4	7	4

Accumulated other comprehensive income (loss)	$(1,690)	(827)	(1,690)	(827)

Activity above is shown net of income taxes for the three and six months ended March 31, 2018 and 2017, respectively, as follows: amortization of pension and postretirement deferred actuarial losses: $(8), $(18), $(16), and $(36); pension and postretirement divestiture: $- , $(15), $-, and $(22); deferral of cash flow hedging gains (losses): $-, $(10), $-, and $(14); reclassification of realized cash flow hedging (gains) losses: $2, $(1), $3 and $(6).

7.	Total periodic pension and postretirement expense is summarized below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2018	2017	2018
Service cost	$21	19	42	38
Interest cost	42	47	84	93
Expected return on plan assets	(86)	(88)	(172)	(175)
Net amortization	53	30	106	61
Total	$30	8	60	17

8.	Other deductions, net are summarized below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2018	2017	2018

Amortization of intangibles	$21	51	43	107
Restructuring costs	13	9	24	24
Other	49	39	49	56
Total	$83	99	116	187

The increase in amortization for the three and six months ended March 31, 2018 is primarily due to the valves & controls acquisition. In the second quarter of 2018, Other included lower bad debt expense of $19 and a favorable comparative impact from foreign currency transactions of $19, partially offset by an increase in acquisition/divestiture-related costs of $27.

9.
Restructuring expense reflects costs associated with the Company’s ongoing efforts to improve operational efficiency and deploy assets globally in order to remain competitive on a worldwide basis. The Company expects full year 2018 restructuring expense to be approximately $65. The full year expense includes $24 incurred to date, as well as costs to complete actions initiated before the end of the second quarter and actions anticipated to be approved and initiated during the remainder of the year. Costs for the three and six months ended March 31, 2018 largely relate to restructuring of the global cost structure consistent with the current level of economic activity, as well as the redeployment of resources for future growth.

Restructuring expense by business segment follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2018	2017	2018

Automation Solutions	$9	7	15	17

Climate Technologies	3	2	7	7
Tools & Home Products	—	—	1	—
Commercial & Residential Solutions	3	2	8	7

Corporate	1	—	1	—

Total	$13	9	24	24

Details of the change in the liability for restructuring costs during the six months ended March 31, 2018 follow:

	Sept 30, 2017	Expense	Utilized/Paid	Mar 31, 2018

Severance and benefits	$60	15	30	45
Lease and other contract terminations	4	2	2	4
Asset write-downs	—	1	1	—
Vacant facility and other shutdown costs	1	2	1	2
Start-up and moving costs	—	4	4	—
Total	$65	24	38	51

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
Summarized information about the Company's results of operations by business segment follows:

	Three Months Ended March 31,				Six Months Ended March 31,
	Sales		Earnings		Sales		Earnings
	2017	2018	2017	2018	2017	2018	2017	2018

Automation Solutions	$2,117	2,771	328	436	4,084	5,343	654	822

Climate Technologies	1,058	1,128	249	253	1,917	2,050	410	418
Tools & Home Products	402	355	96	96	795	685	184	183
Commercial & Residential Solutions	1,460	1,483	345	349	2,712	2,735	594	601

Differences in accounting methods			35	55			68	106
Corporate and other			(102)	(146)			(200)	(294)
Eliminations/Interest	(3)	(6)	(41)	(36)	(6)	(14)	(87)	(74)
Total	$3,574	4,248	565	658	6,790	8,064	1,029	1,161

For the second quarter of 2018, corporate and other included an increase in acquisition/divestiture-related costs of $27. Year-to-date results included higher incentive stock compensation of $51 and valves & controls first year acquisition accounting charges of $10 related to inventory and $19 for backlog amortization.

Automation Solutions sales by major product offering are summarized below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2018	2017	2018

Measurement & Analytical Instrumentation	$736	860	1,418	1,632
Valves, Actuators & Regulators	497	926	946	1,793
Industrial Solutions	419	479	786	903
Process Control Systems & Solutions	465	506	934	1,015
Total	$2,117	2,771	4,084	5,343

11.
On April 18, 2018, the Company entered into an agreement to purchase Textron's tools and test equipment business for $810, subject to certain post-closing adjustments. This business, with annual sales of approximately $470, is a manufacturer of electrical and utility tools, diagnostics, and test and measurement instruments, and will be reported in the Tools & Home products segment. The transaction is expected to close in the fourth quarter, subject to various regulatory approvals and other customary closing conditions.

On January 10, 2018, the Company completed the acquisition of Cooper-Atkins for $247, net of cash acquired. This business, which manufactures temperature management and monitoring products for foodservice markets, is reported in the Climate Technologies segment. The Company recognized goodwill of $134 (all of which is expected to be tax deductible), and identifiable intangible assets of $105, primarily intellectual property and customer relationships with weighted-average useful lives of approximately 12 years. During the first six months of 2018, the Company also acquired three smaller business, two in the Automation Solutions segment and one in the Climate Technologies segment. These four businesses had combined annual sales of approximately $70.

On December 1, 2017, the Company acquired Paradigm, a provider of software solutions for the oil and gas industry, for $505, net of cash acquired. This business had annual sales of approximately $140 and is included in the Measurement & Analytical Instrumentation product offering within Automation Solutions. The Company recognized goodwill of $332 ($160 of which is expected to be tax deductible), and identifiable intangible assets of $238, primarily intellectual property and customer relationships with weighted-average useful lives of approximately 11 years.

On April 28, 2017, the Company completed the acquisition of Pentair's valves & controls business for $2.960 billion, net of cash acquired of $207. This business, with annualized sales of approximately $1.4 billion, is a manufacturer of control, isolation and pressure relief valves and actuators, and complements the Valves, Actuators & Regulators product offering within Automation Solutions. Results for the six months ended March 31, 2018 included first year pretax acquisition accounting charges related to inventory and backlog of $29, $22 after-tax, $0.03 per share.

Valuations of acquired assets and liabilities are in process and subject to refinement. Total cash paid for all businesses for the first six months of 2018 was $770, net of cash acquired.

On October 2, 2017, the Company sold its residential storage business for $200 in cash, and recognized a small pretax gain and an after-tax loss of $24 ($0.04 per share) in the first quarter of 2018 due to income taxes resulting from nondeductible goodwill. The Company realized $150 in after-tax cash proceeds from the sale. Assets and liabilities for this business were classified as held-for-sale in the consolidated balance sheet at September 30, 2017 as follows: current assets, $73; other assets, $176; and accrued expenses and other liabilities, $61. This business was previously reported within the Tools & Home Products segment.

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

	Three Months Ended	Six Months Ended
	March 31, 2017

Net sales	$3,925	$7,545
Net earnings from continuing operations common stockholders	$368	$730
Diluted earnings per share from continuing operations	$0.57	$1.13

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

The financial results of the network power systems and power generation, motors and drives businesses reported as discontinued operations for the three and six months ended March 31, 2017 were as follows:

	Three Months Ended	Six Months Ended
	March 31, 2017
Net sales	$97	$1,037
Cost of sales	75	701
SG&A	21	263
Other (income) deductions, net	4	(417)
Earnings (Loss) before income taxes	(3)	490
Income taxes	81	629
Earnings (Loss), net of tax	$(84)	$(139)

In 2017, the loss of $139, consisted of an after-tax loss of $172 ($38 pretax loss) on the divestiture of the power generation, motors and drives business, an after-tax gain on the divestiture of the network power systems business of $100 ($465 pretax), income tax expense of $103 for the planned repatriation of sales proceeds and existing cash from the businesses, lower expense of $30 due to ceasing depreciation and amortization for the discontinued businesses held-for-sale, and net earnings from operations of $6.

Net cash from operating and investing activities for the network power systems and power generation, motors and drives businesses for the six months ended March 31, 2017 were as follows:

Six Months Ended Mar 31, 2017

Cash from operating activities	$(601)
Cash from investing activities	$5,051

Operating cash flow used by discontinued operations of $601 for the six months ended March 31, 2017 primarily included payments for income taxes on completion of the divestitures and repatriation of cash, and professional fees and other costs.

Items 2 and 3.

Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
Net sales for the second quarter of 2018 were $4.2 billion, up 19 percent, supported by acquisitions net of a divestiture, which added 8 percent. Underlying sales increased 8 percent reflecting favorable global trends in energy-related, general industrial, HVAC and refrigeration markets.
Earnings from continuing operations common stockholders were $482 million, up 28 percent compared with $376 million in 2017, and diluted earnings per share from continuing operations were $0.76, up 31 percent compared with $0.58 in 2017, due to the increase in sales and strong operational performance. Net earnings common stockholders were $482 million, up 65 percent, and diluted earnings per share were $0.76, up 69 percent, reflecting the impact of discontinued operations in the prior year.
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31

Following is an analysis of the Company’s operating results for the second quarter ended March 31, 2018, compared with the second quarter ended March 31, 2017.

	2017	2018	Change
(dollars in millions, except per share amounts)

Net sales	$3,574	4,248	19%
Gross profit	$1,557	1,825	17%
Percent of sales	43.6%	43.0%

SG&A	$868	1,032
Percent of sales	24.3%	24.3%
Other deductions, net	$83	99
Interest expense, net	$41	36

Earnings from continuing operations before income taxes	$565	658	16%
Percent of sales	15.8%	15.5%
Earnings from continuing operations common stockholders	$376	482	28%
Net earnings common stockholders	$292	482	65%
Percent of sales	8.2%	11.4%

Diluted EPS - Earnings from continuing operations	$0.58	0.76	31%
Diluted EPS - Net earnings	$0.45	0.76	69%

Net sales for the second quarter of 2018 were $4.2 billion, an increase of $674 million compared with $3.6 billion in 2017. Underlying sales, which exclude foreign currency translation, acquisitions and divestitures, increased 8 percent ($277 million) on higher volume. Acquisitions added 10 percent ($362 million) and foreign currency translation added 3 percent ($110 million), while the divestiture of the residential storage business subtracted 2 percent ($75 million). Underlying sales increased 9 percent in the U.S. and 7 percent internationally. Asia was up 10 percent (China up 21 percent), while sales in Europe were flat. Canada increased 12 percent while Latin America decreased 6 percent. Middle East/Africa was up 20 percent. Sales increased $654 million in Automation Solutions, supported by acquisitions and continued broad-based demand across energy-related and general industrial markets. Commercial & Residential Solutions sales were up $23 million, as favorable demand in global HVAC and refrigeration markets was largely offset by the divestiture of the residential storage business.

Cost of sales for the second quarter of 2018 were $2.4 billion, an increase of $406 million compared with $2.0 billion in 2017, primarily due to acquisitions, higher volume and the impact of foreign currency translation. Gross margin of 43.0 percent decreased 0.6 percentage points, reflecting dilution of 1.0 percentage points due to the valves & controls acquisition and slightly unfavorable mix, partially offset by leverage on higher volume and savings from cost reduction actions.

Selling, general and administrative (SG&A) expenses of $1.0 billion increased $164 million compared with the prior year, primarily due to acquisitions and an increase in volume. SG&A as a percent of sales was 24.3 percent, flat versus the prior year reflecting leverage on the higher volume, offset by the impact of acquisitions.

Other deductions, net were $99 million in 2018, an increase of $16 million compared with the prior year, due to higher intangibles amortization of $30 million, primarily related to the valves & controls acquisition. Lower bad debt expense of $19 million and a favorable comparative impact from foreign currency transactions of $19 million was partially offset by an increase in acquisition/divestiture-related costs of $27 million. See Note 8.

Pretax earnings from continuing operations of $658 million increased $93 million, or 16 percent. Earnings increased $108 million in Automation Solutions and $4 million in Commercial & Residential Solutions. See Note 10 and the following Business Segments discussion.

Income taxes were $169 million for 2018 and $181 million for 2017, resulting in effective tax rates of 26 percent and 32 percent, respectively. The decrease in the effective rate is largely due to the impact of U.S. tax reform, which included a reduction of the U.S. corporate income tax rate. See Note 1. The effective tax rate for full year 2018 is currently expected to be approximately 25 to 27 percent. In 2019 and thereafter, the tax rate is expected to be approximately 25 percent.

Earnings from continuing operations attributable to common stockholders were $482 million, up 28 percent, and diluted earnings per share were $0.76, up 31 percent.

Net earnings common stockholders in the second quarter of 2018 were $482 million, up 65 percent, compared with $292 million in the prior year, and earnings per share were $0.76, up 69 percent, compared with $0.45 in 2017. Results for 2017 included the impact of discontinued operations, which was a net loss of $84 million ($0.13 per share). See Note 12.

Business Segments
Following is an analysis of operating results for the Company’s business segments for the second quarter ended March 31, 2018, compared with the second quarter ended March 31, 2017. The Company defines segment earnings as earnings before interest and taxes. See Notes 1 and 10 for a discussion of the Company's business segments.

AUTOMATION SOLUTIONS

Three Months Ended Mar 31	2017	2018	Change
(dollars in millions)

Sales	$2,117	2,771	31%
Earnings	$328	436	33%
Margin	15.5%	15.7%

Sales by Major Product Offering
Measurement & Analytical Instrumentation	$736	860	17%
Valves, Actuators & Regulators	497	926	86%
Industrial Solutions	419	479	14%
Process Control Systems & Solutions	465	506	9%
Total	$2,117	2,771	31%

Automation Solutions sales were $2.8 billion in the second quarter, an increase of $654 million, or 31 percent. Underlying sales increased 10 percent ($220 million) on higher volume. Acquisitions added 17 percent ($354 million) and foreign currency translation had a 4 percent ($80 million) favorable impact. Sales for Measurement & Analytical Instrumentation increased 17 percent and Process Control Systems & Solutions increased 9 percent, reflecting continued favorable demand from global oil and gas customers, as well as for MRO and small and mid-sized projects focused on facility expansion and optimization. Valves, Actuators & Regulators increased $429 million, or 86 percent, led by the valves & controls acquisition ($329 million) and broad-based demand across end markets, including energy, power and life sciences. Industrial Solutions sales increased $60 million, or 14 percent, driven by favorable global trends in general industrial end markets. Underlying sales increased 16 percent in the U.S. and decreased 1 percent in Europe. Sales increased 7 percent in Asia as China was up 20 percent, supported by strong demand in process automation and discrete markets, while Canada was up 13 percent and Latin America was down 10 percent. Sales increased 29 percent in Middle East/Africa. Earnings were $436 million, an increase of $108 million, or 33 percent reflecting higher volume and leverage, cost reduction savings, lower bad debt expense of $19 million and favorable foreign currency transactions of $19 million compared with the prior year. Margin increased 0.2 percentage points to 15.7 percent. Margin improved 2.4 percentage points to 17.9 percent, excluding dilution of 2.2 percentage points from the valves & controls acquisition, which includes intangibles amortization of $20 million.

COMMERCIAL & RESIDENTIAL SOLUTIONS

Three Months Ended Mar 31	2017	2018	Change
(dollars in millions)

Sales:
Climate Technologies	$1,058	1,128	7%
Tools & Home Products	402	355	(12)%
Total	$1,460	1,483	2%

Earnings:
Climate Technologies	$249	253	2%
Tools & Home Products	96	96	—%
Total	$345	349	1%
Margin	23.7%	23.6%

Commercial & Residential Solutions sales were $1.5 billion in the second quarter, up $23 million, or 2 percent compared to the prior year. Underlying sales were up 4 percent ($57 million) on higher volume and slightly higher price. Foreign currency translation added 2 percent ($30 million) and the divestiture of the residential storage business, net of acquisitions, deducted 4 percent ($64 million). Climate Technologies sales were $1.1 billion in the second quarter, an increase of $70 million, or 7 percent. Global HVAC sales were up modestly on robust growth in commercial air conditioning and heating in China and solid growth in Europe, partially offset by a modest decline in U.S. commercial and residential air conditioning. Global refrigeration sales were strong, reflecting robust growth in China and modest growth in the U.S. Sensors had strong growth and temperature controls was up slightly. Tools & Home Products sales were $355 million in the second quarter, a decrease of $47 million, or 12 percent, reflecting the impact of the residential storage divestiture ($75 million). Sales for professional tools were strong on favorable demand in oil and gas and construction-related markets. Wet/dry vacuums also had strong sales growth, while food waste disposers were up modestly. Overall, underlying sales increased 1 percent in the U.S., 5 percent in Europe and 17 percent in Asia (China up 22 percent). Sales increased 8 percent in Canada, decreased 4 percent in Middle East/Africa and were flat in Latin America. Earnings were $349 million, an increase of $4 million, while margin declined 0.1 percentage points, reflecting higher materials costs and unfavorable mix, partially offset by leverage on higher volume, favorable price and savings from cost reduction actions. In addition, the residential storage divestiture reduced earnings by $6 million, but benefited margin comparisons 0.8 percentage points.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31

Following is an analysis of the Company’s operating results for the six months ended March 31, 2018, compared with the six months ended March 31, 2017.

	2017	2018	Change
(dollars in millions, except per share amounts)

Net sales	$6,790	8,064	19%
Gross profit	$2,922	3,446	18%
Percent of sales	43.0%	42.7%

SG&A	$1,690	2,024
Percent of sales	24.8%	25.1%
Other deductions, net	$116	187
Interest expense, net	$87	74

Earnings from continuing operations before income taxes	$1,029	1,161	13%
Percent of sales	15.2%	14.4%
Earnings from continuing operations common stockholders	$740	874	18%
Net earnings common stockholders	$601	874	46%
Percent of sales	8.8%	10.8%

Diluted EPS - Earnings from continuing operations	$1.14	1.37	20%
Diluted EPS - Net earnings	$0.93	1.37	47%

Net sales for the first six months of 2018 were $8.1 billion, an increase of $1.3 billion, or 19 percent compared with $6.8 billion in 2017. Underlying sales were up 8 percent ($511 million) on higher volume. Acquisitions added 11 percent ($730 million) and foreign currency translation added 3 percent ($185 million), while the divestiture of the residential storage business subtracted 3 percent ($152 million). Underlying sales increased 8 percent in the U.S. and 7 percent internationally. Sales were flat in Europe, up 12 percent in Asia (China up 22 percent) and decreased 1 percent in Latin America. Canada increased 13 percent and Middle East/Africa was up 9 percent. Sales increased $1.3 billion in Automation Solutions supported by acquisitions and broad-based demand across energy-related and general industrial markets. Commercial & Residential Solutions sales increased $23 million reflecting favorable demand in global HVAC and refrigeration markets, largely offset by the divestiture of the residential storage business.

Cost of sales for 2018 were $4.6 billion, an increase of $750 million versus $3.9 billion in 2017, primarily due to acquisitions, higher volume and the impact of foreign currency translation. Gross margin declined slightly to 42.7 percent reflecting dilution of 1.3 percentage points due to the valves & controls operations and first year acquisition accounting charges of $10 million related to inventory, partially offset by leverage on higher volume and savings from cost reduction actions.

SG&A expenses of $2.0 billion increased $334 million primarily due to acquisitions and an increase in volume. SG&A as a percent of sales of 25.1 percent increased 0.3 percentage points, reflecting higher incentive stock compensation of $51 million due to an increase in the Company's stock price and the impact of acquisitions, partially offset by leverage on higher volume.

Other deductions, net were $187 million in 2018, an increase of $71 million compared with the prior year, due to higher intangibles amortization of $45 million and backlog amortization of $19 million, primarily related to the valves & controls acquisition. An increase in acquisition/divestiture-related costs of $23 million was partially offset by lower bad debt expense of $16 million. See Note 8.

Pretax earnings from continuing operations of $1.2 billion increased $132 million, or 13 percent. Earnings increased $168 million in Automation Solutions and $7 million in Commercial & Residential Solutions. See Note 10 and the following Business Segments discussion.

On December 22, 2017, the U.S. government enacted tax reform, the Tax Cuts and Jobs Act (the "Act"), which made comprehensive changes to federal income tax laws by moving from a global to a modified territorial tax regime. The

Act includes a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent along with the elimination of certain deductions and credits, and a one-time “deemed repatriation” of accumulated foreign earnings. In the first quarter of fiscal year 2018, the Company recognized a net tax benefit of $43 million ($0.07 per share) due to impacts of the Act, consisting of a $98 million benefit on revaluation of net deferred income tax liabilities to the lower tax rate, and $185 million of expense for the tax on deemed repatriation of accumulated foreign earnings and withholding taxes partially offset by $130 million accrued in previous periods for the planned repatriation of non-U.S. cash. The Company continues to review the impacts of the Act and subsequent interpretations. Given its complexities, the ultimate effects on repatriation cost and other tax items may differ materially from these provisional amounts due to additional regulatory guidance that may be issued and further evaluation of the Company’s actions, assumptions and interpretations.

Income taxes were $278 million for 2018 and $275 million for 2017, resulting in effective tax rates of 24 percent and 27 percent, respectively. The effective tax rate for 2017 included a $47 million ($0.07 per share) income tax benefit from restructuring a foreign subsidiary.

Earnings from continuing operations attributable to common stockholders for 2018 were $874 million, up 18 percent, and diluted earnings per share were $1.37, up 20 percent. Earnings per share include a $0.07 per share benefit from the lower corporate federal income tax rate on 2018 earnings. Results also include an additional $0.07 per share net benefit due to impacts of the tax law change on net deferred income tax liabilities and taxes on repatriation of non-U.S. earnings and cash, offset by a $0.04 per share loss on the residential storage divestiture and $0.03 per share from first year acquisition accounting charges.

Net earnings common stockholders in 2018 were $874 million, up 46 percent, compared with $601 million in the prior year, and earnings per share were $1.37, up 47 percent compared with $0.93 in 2017. Results for 2017 included the impact of discontinued operations, which was a net loss of $139 million ($0.21 per share). See Note 12.

Business Segments
Following is an analysis of operating results for the Company’s business segments for the six months ended March 31, 2018, compared with the six months ended March 31, 2017. The Company defines segment earnings as earnings before interest and taxes.

AUTOMATION SOLUTIONS

Six Months Ended Mar 31	2017	2018	Change
(dollars in millions)
Sales	$4,084	5,343	31%
Earnings	$654	822	26%
Margin	16.0%	15.4%

Sales by Major Product Offering
Measurement & Analytical Instrumentation	$1,418	1,632	15%
Valves, Actuators & Regulators	946	1,793	90%
Industrial Solutions	786	903	15%
Process Control Systems & Solutions	934	1,015	9%
Total	$4,084	5,343	31%

Automation Solutions sales were $5.3 billion in the first six months of 2018, an increase of $1.3 billion, or 31 percent. Underlying sales increased 10 percent ($397 million) on higher volume. Acquisitions added 18 percent ($727 million) and foreign currency translation had a 3 percent ($135 million) favorable impact. Sales for Measurement & Analytical Instrumentation increased 15 percent and Process Control Systems & Solutions increased 9 percent due to increased spending by global oil and gas customers, strong MRO demand and growth of small and mid-sized projects focused on facility expansion and optimization. Valves, Actuators & Regulators increased $847 million, or 90 percent, led by the valves & controls acquisition ($678 million) and broad-based demand across end markets, including energy, power and life sciences. Industrial Solutions sales increased $117 million, or 15 percent, driven by favorable global trends in general industrial end markets. Underlying sales increased 15 percent in the U.S. while sales declined 1 percent in Europe. Sales increased 10 percent in Asia as China was up 21 percent, supported by strong demand in process automation and discrete markets, while sales declined 3 percent in Latin America. Sales were up 12 percent in Middle East/Africa and 15 percent in Canada. Earnings were $822 million, an increase of $168 million, or 26 percent. The increase was driven by higher volume, leverage, cost reduction savings and lower bad debt expense of $16 million, partially offset by unfavorable foreign currency transactions of $7 million compared with the prior year. Margin declined 0.6 percentage points to 15.4 percent. Margin improved 1.9 percentage points to 17.9 percent, excluding dilution of 2.5 percentage points from the valves & controls acquisition, which includes intangibles amortization of $38 million.

COMMERCIAL & RESIDENTIAL SOLUTIONS

Six Months Ended Mar 31	2017	2018	Change
(dollars in millions)

Sales:
Climate Technologies	$1,917	2,050	7%
Tools & Home Products	795	685	(14)%
Total	$2,712	2,735	1%

Earnings:
Climate Technologies	$410	418	2%
Tools & Home Products	184	183	(1)%
Total	$594	601	1%
Margin	21.9%	22.0%

Commercial & Residential Solutions sales were $2.7 billion in the first six months of 2018, an increase of $23 million, or 1 percent, compared to the prior year. Underlying sales were up 4 percent ($114 million) on higher volume and slightly higher price. Foreign currency translation added 2 percent ($50 million) and the divestiture of the residential storage business, net of acquisitions, subtracted 5 percent ($141 million). Climate Technologies sales were $2.1 billion in the first six months of 2018, an increase of $133 million, or 7 percent. Global HVAC sales were solid, reflecting robust growth in China and modest growth in Europe, while the U.S. was down slightly. Global refrigeration sales were strong, led by robust growth in China, while sales in the U.S. were up slightly. Sensors had strong growth, while temperature controls was up slightly. Tools & Home Products sales were $685 million in the first six months of 2018, down $110 million or 14 percent compared to the prior year, reflecting the impact of the residential storage divestiture ($152 million). Sales for professional tools were strong on favorable demand in oil and gas and construction-related markets. Wet/dry vacuums also had strong sales growth, while food waste disposers were up modestly. Overall, underlying sales increased 1 percent in the U.S., 3 percent in Europe and 17 percent in Asia (China up 23 percent). Sales increased 1 percent in Latin America and 6 percent in Canada while sales declined 1 percent in Middle East/Africa. Earnings were $601 million, an increase of $7 million, and margin improved 0.1 percentage points. Higher materials costs and unfavorable mix were partially offset by leverage on higher volume, favorable price and savings from cost reduction actions. In addition, the residential storage divestiture reduced earnings by $12 million, but benefited margin comparisons 0.8 percentage points, while higher warranty costs of $10 million associated with a specific product issue in Climate Technologies partially offset this benefit.

FINANCIAL CONDITION

Key elements of the Company's financial condition for the six months ended March 31, 2018 as compared to the year ended September 30, 2017 follow.

	Sept 30, 2017		Mar 31, 2018
Working capital (in millions)	$3,207		1,780
Current ratio	1.6		1.3
Total debt-to-total capital	34.8%		37.9%
Net debt-to-net capital	15.4%		24.4%
Interest coverage ratio	12.6	X	12.7X

The Company's debt-to-capital ratio increased primarily due to higher borrowings to support acquisitions and share repurchases. The interest coverage ratio (earnings before income taxes plus interest expense, divided by interest expense) of 12.7X for the first six months of 2018 compares to 11.1X for the first six months of 2017. The increase reflects higher pretax earnings in the current year.

Operating cash flow from continuing operations for the first six months of 2018 was $944 million, a decrease of $67 million compared with $1.0 billion in the prior year, reflecting an investment in working capital to support higher levels of sales activity and income taxes paid on the residential storage divestiture, partially offset by higher earnings. Operating cash flow from continuing operations funded dividends of $618 million and capital expenditures of $194 million. Free cash flow from continuing operations of $750 million (operating cash flow of $944 million less capital expenditures of $194 million) decreased $67 million in 2018. Free cash flow from continuing operations was $817 million in 2017 (operating cash flow of $1.0 billion less capital expenditures of $194 million). In the second quarter of 2018, the Company repatriated $800 million of cash held by non-U.S. subsidiaries, which was part of the Company's previously announced plans. These funds along with increased short-term borrowings and divestiture proceeds supported acquisitions of $770 million and common stock purchases of $750 million.

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

FISCAL 2018 OUTLOOK

Results for the first six months of 2018 reflected favorable global demand and strong operational performance. The Company expects increasing capital investment in Automation Solutions' end markets, and continued steady demand in Commercial & Residential Solutions' end markets. For the full year, consolidated net sales are expected to increase approximately 13 percent, with underlying sales up approximately 7 percent, excluding a 4 percent impact from acquisitions and divestitures and 2 percent from currency translation. Automation Solutions fiscal 2018 net sales are expected to increase approximately 20 percent, with underlying sales up approximately 8 percent, excluding a 9 percent impact from acquisitions and 3 percent from currency translation. Commercial & Residential Solutions full year net sales are expected to increase approximately 2 percent, with underlying sales up approximately 5 percent, excluding a 5 percent negative impact from acquisitions and divestitures and 2 percent from favorable currency translation. The Company expects full year earnings per share to be $3.10 to $3.20, operating cash flow of approximately $2.9 billion and capital spending of $575 million. The outlook contained herein excludes any impact related to the Company's pending acquisition of Textron's Tools & Test business, which is expected to close in the fourth quarter and will be reported in Commercial & Residential Solutions.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2018	—	$0.00	—	49,068
February 2018	1,791	$69.80	1,791	47,277
March 2018	1,788	$69.91	1,788	45,489
Total	3,579	$69.85	3,579	45,489
In November 2015, the Board of Directors authorized the purchase of up to 70 million shares, and 45.5 million shares remain available.

Item 6. Exhibits

(a) Exhibits (Listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

12	Ratio of Earnings to Fixed Charges.

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

101
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the three and six months ended March 31, 2018 and 2017, (ii) Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2018 and 2017, (iii) Consolidated Balance Sheets as of September 30, 2017 and March 31, 2018, (iv) Consolidated Statements of Cash Flows for the three and six months ended March 31, 2018 and 2017, and (v) Notes to Consolidated Financial Statements for the three and six months ended March 31, 2018.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMERSON ELECTRIC CO.

By	/s/ Frank J. Dellaquila
Frank J. Dellaquila
Senior Executive Vice President and Chief Financial Officer
(on behalf of the registrant and as Chief Financial Officer)
May 2, 2018