Form 10-Q
period 2018-06-30
EMERSON ELECTRIC CO
filed 2018-08-08
CIK 32604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common stock of $0.50 par value per share outstanding at July 31, 2018: 628,465,551 shares.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Consolidated Statements of Earnings
EMERSON ELECTRIC CO. & SUBSIDIARIES

Three and nine months ended June 30, 2017 and 2018
(Dollars in millions, except per share amounts; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2018	2017	2018
Net sales	$4,039	4,456	10,829	12,520

Costs and expenses:
Cost of sales	2,361	2,507	6,229	7,125
Selling, general and administrative expenses	931	1,054	2,621	3,078
Other deductions, net	87	88	203	275
Interest expense (net of interest income of $10, $10, $25 and $35, respectively)	39	39	126	113

Earnings from continuing operations before income taxes	621	768	1,650	1,929

Income taxes	202	49	477	327

Earnings from continuing operations	419	719	1,173	1,602

Discontinued operations, net of tax	6	—	(133)	—

Net earnings	425	719	1,040	1,602

Less: Noncontrolling interests in earnings of subsidiaries	12	7	26	16

Net earnings common stockholders	$413	712	1,014	1,586

Earnings common stockholders:
Earnings from continuing operations	$407	712	1,147	1,586
Discontinued operations, net of tax	6	—	(133)	—
Net earnings common stockholders	$413	712	1,014	1,586

Basic earnings per share common stockholders:
Earnings from continuing operations	$0.63	1.13	1.77	2.50
Discontinued operations	0.01	—	(0.20)	—
Basic earnings per common share	$0.64	1.13	1.57	2.50

Diluted earnings per share common stockholders:
Earnings from continuing operations	$0.63	1.12	1.77	2.49
Discontinued operations	0.01	—	(0.20)	—
Diluted earnings per common share	$0.64	1.12	1.57	2.49

Cash dividends per common share	$0.48	0.485	1.44	1.455

 See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
EMERSON ELECTRIC CO. & SUBSIDIARIES

Three and nine months ended June 30, 2017 and 2018
(Dollars in millions; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2018	2017	2018
Net earnings	$425	719	1,040	1,602

Other comprehensive income (loss), net of tax:
Foreign currency translation	74	(273)	230	(118)
Pension and postretirement	35	22	155	67
Cash flow hedges	5	(14)	37	(22)
Total other comprehensive income	114	(265)	422	(73)

Comprehensive income	539	454	1,462	1,529

Less: Noncontrolling interests in comprehensive income of subsidiaries	11	7	24	16
Comprehensive income common stockholders	$528	447	1,438	1,513

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
EMERSON ELECTRIC CO. & SUBSIDIARIES

(Dollars in millions, except per share amounts; unaudited)

	Sept 30, 2017	June 30, 2018
ASSETS
Current assets
Cash and equivalents	$3,062	3,411
Receivables, less allowances of $91 and $98, respectively	3,072	3,027
Inventories	1,696	1,805
Other current assets	422	333
Total current assets	8,252	8,576

Property, plant and equipment, net	3,321	3,260
Other assets
Goodwill	5,316	5,745
Other intangible assets	1,890	2,157
Other	810	749
Total other assets	8,016	8,651
Total assets	$19,589	20,487

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current maturities of long-term debt	$862	2,862
Accounts payable	1,776	1,647
Accrued expenses	2,342	2,392
Income taxes	65	53
Total current liabilities	5,045	6,954

Long-term debt	3,794	3,126

Other liabilities	1,980	1,947

Equity
Common stock, $0.50 par value; authorized, 1,200,000,000 shares; issued, 953,354,012 shares; outstanding, 641,691,971 shares and 628,411,667 shares, respectively	477	477
Additional paid-in-capital	297	332
Retained earnings	21,995	22,660
Accumulated other comprehensive income (loss)	(1,019)	(1,092)
Cost of common stock in treasury, 311,662,041 shares and 324,942,345 shares, respectively	(13,032)	(13,964)
Common stockholders’ equity	8,718	8,413
Noncontrolling interests in subsidiaries	52	47
Total equity	8,770	8,460
Total liabilities and equity	$19,589	20,487

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
EMERSON ELECTRIC CO. & SUBSIDIARIES

Nine months ended June 30, 2017 and 2018
(Dollars in millions; unaudited)

	Nine Months Ended
	June 30,
	2017	2018
Operating activities
Net earnings	$1,040	1,602
Loss from discontinued operations, net of tax	133	—
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	454	557
Changes in operating working capital	16	(286)
Other, net	142	(5)
Cash from continuing operations	1,785	1,868
Cash from discontinued operations	(727)	—
Cash provided by operating activities	1,058	1,868

Investing activities
Capital expenditures	(300)	(314)
Purchases of businesses, net of cash and equivalents acquired	(2,991)	(770)
Divestitures of businesses	40	223
Other, net	(80)	(71)
Cash from continuing operations	(3,331)	(932)
Cash from discontinued operations	5,022	—
Cash provided by (used in) investing activities	1,691	(932)

Financing activities
Net increase (decrease) in short-term borrowings	(1,136)	1,581
Payments of short-term borrowings greater than three months	(90)	—
Payments of long-term debt	(253)	(251)
Dividends paid	(930)	(924)
Purchases of common stock	(400)	(1,000)
Other, net	32	34
Cash used in financing activities	(2,777)	(560)

Effect of exchange rate changes on cash and equivalents	(14)	(27)
Increase (Decrease) in cash and equivalents	(42)	349
Beginning cash and equivalents	3,182	3,062
Ending cash and equivalents	$3,140	3,411

Changes in operating working capital
Receivables	$119	39
Inventories	(125)	(133)
Other current assets	(24)	(27)
Accounts payable	(7)	(97)
Accrued expenses	(17)	(83)
Income taxes	70	15
Total changes in operating working capital	$16	(286)

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

On December 22, 2017, the U.S. government enacted tax reform, the Tax Cuts and Jobs Act (the “Act”), which made comprehensive changes to federal income tax laws by moving from a global to a modified territorial tax regime. The Act includes a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent along with the elimination of certain deductions and credits, and a one-time “deemed repatriation” of accumulated foreign earnings. In the first fiscal quarter, the Company recognized a net tax benefit of $43 ($0.07 per share) due to impacts of the Act, consisting of a $98 benefit on revaluation of net deferred income tax liabilities to the lower tax rate, and $185 of expense for the tax on deemed repatriation of accumulated foreign earnings and withholding taxes partially offset by $130 accrued in previous periods for the planned repatriation of non-U.S. cash. Subsequent to the enactment of the Act, the U.S. Treasury Department and the Internal Revenue Service issued additional guidance, particularly with respect to the calculation of the tax on deemed repatriation of accumulated foreign earnings. As a result of the additional guidance and actions taken in the third fiscal quarter, the Company updated its initial estimates and recognized a benefit of $150 ($0.24 per share), primarily related to an increase in foreign tax credit carryforwards. These updates resulted in a net tax benefit due to the impacts of the Act of $193 ($0.30 per share) for the nine months ended June 30, 2018.

The Company continues to review the impacts of the Act and subsequent interpretations. Given its complexities, the ultimate effects on repatriation cost and other tax items may differ from these provisional amounts due to additional regulatory guidance expected to be issued and further evaluation of the Company’s actions, assumptions and interpretations.

The effective tax rate for full year 2018 is currently expected to be approximately 19 percent, which includes 7 percentage points of benefit from the Act. In 2019 and thereafter, the tax rate is expected to be approximately 25 percent.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2018	2017	2018

Basic shares outstanding	642.8	629.4	643.1	633.4
Dilutive shares	1.0	3.5	1.2	3.1
Diluted shares outstanding	643.8	632.9	644.3	636.5

3.    Other Financial Information

	Sept 30, 2017	June 30, 2018
Inventories
Finished products	$560	610
Raw materials and work in process	1,136	1,195
Total	$1,696	1,805

	Sept 30, 2017	June 30, 2018
Property, plant and equipment, net
Property, plant and equipment, at cost	$7,873	8,066
Less: Accumulated depreciation	4,552	4,806
Total	$3,321	3,260

	Sept 30, 2017	June 30, 2018
Goodwill by business segment
Automation Solutions	$4,704	5,018

Climate Technologies	555	671
Tools & Home Products	57	56
Commercial & Residential Solutions	612	727

Total	$5,316	5,745
The increase in goodwill reflects the acquisitions of Paradigm and Cooper-Atkins. See Note 11.

	Sept 30, 2017	June 30, 2018
Accrued expenses include the following
Employee compensation	$531	578
Customer advanced payments	$505	503
Product warranty	$120	122

	Sept 30, 2017	June 30, 2018
Other liabilities
Pension and postretirement liabilities	$664	647
Deferred income taxes	425	274
Asbestos litigation	340	346
Other	551	680
Total	$1,980	1,947
Other long-term assets include $136 of asbestos-related insurance receivables.

4.	Following is a discussion regarding the Company’s use of financial instruments:
Hedging Activities – As of June 30, 2018, the notional amount of foreign currency hedge positions was approximately $2.3 billion, and commodity hedge contracts totaled approximately $142 (primarily 53 million pounds of copper and aluminum). All derivatives receiving deferral accounting are cash flow hedges. The majority of hedging gains and losses deferred as of June 30, 2018 are expected to be recognized over the next 12 months as the underlying forecasted transactions occur. Gains and losses on foreign currency derivatives reported in Other deductions, net reflect hedges of balance sheet exposures that do not receive deferral accounting. The following gains and losses are included in earnings and other comprehensive income (OCI) for the three and nine months ended June 30, 2018 and 2017:

		Into Earnings				Into OCI
		3rd Quarter		Nine Months		3rd Quarter		Nine Months
Gains (Losses)	Location	2017	2018	2017	2018	2017	2018	2017	2018
Commodity	Cost of sales	$4	2	6	13	2	(3)	17	1
Foreign currency	Sales, cost of sales	—	(1)	(17)	(1)	10	(15)	32	(19)
Foreign currency	Other deductions, net	(22)	28	(22)	16
Total		$(18)	29	(33)	28	12	(18)	49	(18)
Regardless of whether derivatives receive deferral accounting, the Company expects hedging gains or losses to be essentially offset by losses or gains on the related underlying exposures. The amounts ultimately recognized will differ from those presented above for open positions, which remain subject to ongoing market price fluctuations until settlement. Derivatives receiving deferral accounting are highly effective and no amounts were excluded from the assessment of hedge effectiveness. Hedge ineffectiveness was immaterial for the three and nine months ended June 30, 2018 and 2017.
Fair Value Measurement – Valuations for all derivatives and the Company's long-term debt fall within Level 2 of the GAAP valuation hierarchy. As of June 30, 2018, the fair value of long-term debt was $4.0 billion, which exceeded the carrying value by $152. At June 30, 2018, the fair values of commodity contracts and foreign currency contracts were reported in other current assets and accrued expenses. Valuations of derivative contract positions are summarized below:

	September 30, 2017		June 30, 2018
	Assets	Liabilities	Assets	Liabilities
Foreign Currency	$26	18	27	24
Commodity	$12	—	3	4

Counterparties to derivatives arrangements are companies with investment-grade credit ratings. The Company has bilateral collateral arrangements with counterparties with credit rating-based posting thresholds that vary depending on the arrangement. If credit ratings on the Company's debt fall below pre-established levels, counterparties can require immediate full collateralization of all derivatives in net liability positions. The maximum amount that could potentially have been required was $13. The Company also can demand full collateralization of derivatives in net asset positions should any counterparty credit ratings fall below certain thresholds. No collateral was posted with counterparties and none was held by the Company as of June 30, 2018.

5.	The change in equity for the first nine months of 2018 is shown below:

	Common Stockholders' Equity	Noncontrolling Interests in Subsidiaries	Total Equity
Balance at September 30, 2017	$8,718	52	8,770
Net earnings	1,586	16	1,602
Other comprehensive income (loss)	(73)	—	(73)
Cash dividends	(924)	(21)	(945)
Purchases of treasury stock, net of issuances	(897)	—	(897)
Adoption of accounting standard update	3	—	3
Balance at June 30, 2018	$8,413	47	8,460

6.	Activity in Accumulated other comprehensive income (loss) for the three and nine months ended June 30, 2018 and 2017 is shown below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2018	2017	2018
Foreign currency translation
Beginning balance	$(655)	(214)	(812)	(369)
Other comprehensive income (loss) before reclassifications	75	(273)	(153)	(101)
Reclassified to gain/loss on sale of businesses	—	—	385	(17)
Ending balance	(580)	(487)	(580)	(487)

Pension and postretirement
Beginning balance	(1,042)	(617)	(1,162)	(662)
Amortization of deferred actuarial losses into earnings	35	22	105	67
Reclassified to gain/loss on sale of businesses	—	—	50	—
Ending balance	(1,007)	(595)	(1,007)	(595)

Cash flow hedges
Beginning balance	7	4	(25)	12
Deferral of gains (losses) arising during the period	7	(13)	30	(13)
Reclassification of realized (gains) losses to sales and cost of sales	(2)	(1)	7	(9)
Ending balance	12	(10)	12	(10)

Accumulated other comprehensive income (loss)	$(1,575)	(1,092)	(1,575)	(1,092)

Activity above is shown net of income taxes for the three and nine months ended June 30, 2018 and 2017, respectively, as follows: amortization of pension and postretirement deferred actuarial losses: $(8), $(18), $(24), and $(54); pension and postretirement divestiture: $-, $-, $-, and $(22); deferral of cash flow hedging gains (losses): $5, $(5), $5, and $(19); reclassification of realized cash flow hedging (gains) losses: $-, $2, $3 and $(4).

7.	Total periodic pension and postretirement expense is summarized below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2018	2017	2018
Service cost	$21	19	63	57
Interest cost	42	46	126	139
Expected return on plan assets	(86)	(87)	(258)	(262)
Net amortization	53	30	159	91
Total	$30	8	90	25

8.	Other deductions, net are summarized below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2018	2017	2018

Amortization of intangibles	$41	47	84	154
Restructuring costs	21	14	45	38
Other	25	27	74	83
Total	$87	88	203	275

The increase in amortization for the three and nine months ended June 30, 2018 is due to acquisitions. On a year-to-date basis, Other included higher acquisition/divestiture-related costs of $16, partially offset by lower bad debt expense of $11.

9.
Restructuring expense reflects costs associated with the Company’s ongoing efforts to improve operational efficiency and deploy assets globally in order to remain competitive on a worldwide basis. The Company expects full year 2018 restructuring expense to be approximately $80, which includes costs related to the Tools & Test and Aventics acquisitions. See Note 13. The full year expense includes $38 incurred to date, as well as costs to complete actions initiated before the end of the third quarter and actions anticipated to be approved and initiated during the remainder of the year. Costs for the three and nine months ended June 30, 2018 largely relate to restructuring of the global cost structure consistent with the current level of economic activity, as well as the redeployment of resources for future growth.

Restructuring expense by business segment follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2018	2017	2018

Automation Solutions	$20	9	35	26

Climate Technologies	1	4	8	11
Tools & Home Products	—	—	1	—
Commercial & Residential Solutions	1	4	9	11

Corporate	—	1	1	1

Total	$21	14	45	38

Details of the change in the liability for restructuring costs during the nine months ended June 30, 2018 follow:

	Sept 30, 2017	Expense	Utilized/Paid	June 30, 2018

Severance and benefits	$60	24	48	36
Lease and other contract terminations	4	2	2	4
Asset write-downs	—	1	1	—
Vacant facility and other shutdown costs	1	4	3	2
Start-up and moving costs	—	7	6	1
Total	$65	38	60	43

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
Summarized information about the Company's results of operations by business segment follows:

	Three Months Ended June 30,				Nine Months Ended June 30,
	Sales		Earnings		Sales		Earnings
	2017	2018	2017	2018	2017	2018	2017	2018

Automation Solutions	$2,440	2,870	378	494	6,524	8,213	1,032	1,316

Climate Technologies	1,187	1,236	305	294	3,104	3,286	715	712
Tools & Home Products	415	356	97	93	1,210	1,041	281	276
Commercial & Residential Solutions	1,602	1,592	402	387	4,314	4,327	996	988

Differences in accounting methods			38	57			106	163
Corporate and other			(158)	(131)			(358)	(425)
Eliminations/Interest	(3)	(6)	(39)	(39)	(9)	(20)	(126)	(113)
Total	$4,039	4,456	621	768	10,829	12,520	1,650	1,929

For the third quarter of 2018, Corporate and other included higher incentive stock compensation expense of $14, while 2017 included first year acquisition accounting charges for valves & controls of $30 related to inventory and $7 for backlog amortization. Year-to-date results included higher incentive stock compensation of $65 and higher acquisition/divestiture-related costs of $16, partially offset by lower valves & controls first year acquisition accounting charges of $8 related to inventory and backlog amortization.
Automation Solutions sales by major product offering are summarized below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2018	2017	2018

Measurement & Analytical Instrumentation	$744	932	2,162	2,564
Valves, Actuators & Regulators	772	953	1,718	2,746
Industrial Solutions	430	465	1,216	1,368
Process Control Systems & Solutions	494	520	1,428	1,535
Total	$2,440	2,870	6,524	8,213

11.
On January 10, 2018, the Company completed the acquisition of Cooper-Atkins for $247, net of cash acquired. This business, which manufactures temperature management and monitoring products for foodservice markets, is reported in the Climate Technologies segment. The Company recognized goodwill of $114 (all of which is expected to be tax deductible), and identifiable intangible assets of $127, primarily intellectual property and customer relationships with a weighted-average useful life of approximately 12 years. During the first nine months of 2018, the Company also acquired three smaller business, two in the Automation Solutions segment and one in the Climate Technologies segment. These four businesses had combined annual sales of approximately $70.

On December 1, 2017, the Company acquired Paradigm, a provider of software solutions for the oil and gas industry, for $505, net of cash acquired. This business had annual sales of approximately $140 and is included in the Measurement & Analytical Instrumentation product offering within Automation Solutions. The Company recognized goodwill of $332 ($160 of which is expected to be tax deductible), and identifiable intangible assets of $238, primarily intellectual property and customer relationships with a weighted-average useful life of approximately 11 years.

Valuations of acquired assets and liabilities are in process and subject to refinement. Total cash paid for all businesses for the first nine months of 2018 was $770, net of cash acquired.

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

	Three Months Ended	Nine Months Ended
	June 30, 2017

Net sales	$4,132	$11,677
Net earnings from continuing operations common stockholders	$426	$1,155
Diluted earnings per share from continuing operations	$0.66	$1.78

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

The financial results of the network power systems and power generation, motors and drives businesses reported as discontinued operations for the nine months ended June 30, 2017 were as follows:

Nine Months Ended June 30, 2017

Net sales	$1,037
Cost of sales	701
SG&A	263
Other (income) deductions, net	(429)
Earnings (Loss) before income taxes	502
Income taxes	635
Earnings (Loss), net of tax	$(133)

The 2017 loss of $133 consisted of an after-tax loss of $180 ($47 pretax loss) on the divestiture of the power generation, motors and drives business, an after-tax gain on the divestiture of the network power systems business of $114 ($486 pretax), income tax expense of $103 for the planned repatriation of sales proceeds and existing cash from the businesses, lower expense of $30 due to ceasing depreciation and amortization for the discontinued businesses held-for-sale, and net earnings from operations of $6.

Net cash from operating and investing activities for the network power systems and power generation, motors and drives businesses for the nine months ended June 30, 2017 were as follows:

Nine Months Ended June 30, 2017

Cash from operating activities	$(727)
Cash from investing activities	$5,022

Operating cash flow used by discontinued operations of $727 for the nine months ended June 30, 2017 primarily included payments for income taxes on completion of the divestitures and repatriation of cash, and professional fees and other costs.

13.
Subsequent Events – On July 2, 2018, the Company completed the acquisition of Textron's tools and test equipment business for $807, net of cash acquired. This business, with annual sales of approximately $470, is a manufacturer of electrical and utility tools, diagnostics, and test and measurement instruments, and will be reported in the Tools & Home Products segment. On July 17, 2018, the Company completed the acquisition of Aventics, a global provider of smart pneumatics technologies that power machine and factory automation applications, for $622, net of cash acquired. This business, which has annual sales of approximately $425, will be included in the Industrial Solutions product offering within the Automation Solutions segment. The initial accounting for these transactions is not yet complete.

Items 2 and 3.

Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW
Net sales for the third quarter of 2018 were $4.5 billion, up 10 percent. Underlying sales increased 8 percent as favorable global trends continued in energy-related, general industrial, HVAC and refrigeration markets.
Earnings from continuing operations common stockholders were $712 million, up 75 percent, and diluted earnings per share from continuing operations were $1.12, up 78 percent, due to strong sales growth and operational performance, as well as an income tax benefit of $150 million ($0.24 per share) from the impacts of U.S. tax reform.
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30

Following is an analysis of the Company’s operating results for the third quarter ended June 30, 2018, compared with the third quarter ended June 30, 2017.

	2017	2018	Change
(dollars in millions, except per share amounts)

Net sales	$4,039	4,456	10%
Gross profit	$1,678	1,949	16%
Percent of sales	41.5%	43.7%

SG&A	$931	1,054
Percent of sales	23.0%	23.6%
Other deductions, net	$87	88
Interest expense, net	$39	39

Earnings from continuing operations before income taxes	$621	768	24%
Percent of sales	15.4%	17.2%
Earnings from continuing operations common stockholders	$407	712	75%
Net earnings common stockholders	$413	712	72%
Percent of sales	10.2%	16.0%

Diluted EPS - Earnings from continuing operations	$0.63	1.12	78%
Diluted EPS - Net earnings	$0.64	1.12	75%

Net sales for the third quarter of 2018 were $4.5 billion, an increase of $417 million compared with $4.0 billion in 2017. Underlying sales, which exclude foreign currency translation, acquisitions and divestitures, increased 8 percent ($305 million) on higher volume. Acquisitions added 3 percent ($129 million) and foreign currency translation added 1 percent ($58 million), while the divestiture of the residential storage business subtracted 2 percent ($75 million). Underlying sales increased 9 percent in the U.S. and 7 percent internationally. Asia was up 9 percent (China up 15 percent), and sales in Europe were up 6 percent. Canada increased 13 percent, Latin America increased 7 percent, and Middle East/Africa was up 3 percent. Sales increased $430 million in Automation Solutions, supported by acquisitions and continued broad-based demand across energy-related and general industrial markets. Commercial & Residential Solutions sales decreased $10 million as the divestiture of the residential storage business offset favorable demand in global HVAC and refrigeration markets.

Cost of sales for the third quarter of 2018 were $2.5 billion, an increase of $146 million compared with $2.4 billion in 2017, primarily due to higher volume, acquisitions and the impact of foreign currency translation. Gross margin of 43.7 percent increased 2.2 percentage points, primarily due to leverage on higher volume and savings from cost reduction actions, partially offset by lower margins in Commercial & Residential Solutions. Comparisons also benefited from valves & controls first year acquisition accounting charges of $30 million related to inventory in 2017.

Selling, general and administrative (SG&A) expenses of $1.1 billion increased $123 million compared with the prior year, primarily due to higher volume and acquisitions. SG&A as a percent of sales was 23.6 percent, up 0.6 percent versus the prior year, primarily due to the impact of acquisitions and higher incentive stock compensation expense of $14 million, partially offset by leverage on the higher volume.

Other deductions, net were $88 million in 2018, an increase of $1 million compared with the prior year, reflecting higher intangibles amortization of $13 million and other of $2 million, offset by lower restructuring expense of $7 million and prior year backlog amortization related to valves & controls of $7 million. See Note 8.

Pretax earnings from continuing operations of $768 million increased $147 million, or 24 percent. Earnings increased $116 million in Automation Solutions and decreased $15 million in Commercial & Residential Solutions. See Note 10 and the following Business Segments discussion.

Income taxes were $49 million for 2018 and $202 million for 2017, resulting in effective tax rates of 6 percent and 33 percent, respectively. The decrease in the effective rate is largely due to the impact of U.S. tax reform, which included a reduction of the U.S. corporate income tax. Additionally, subsequent to the enactment of U.S. tax reform, the U.S. Treasury Department and the Internal Revenue Service issued additional guidance, particularly with respect to the calculation of the tax on deemed repatriation of accumulated foreign earnings. As a result of the additional guidance and actions taken in the third fiscal quarter, the Company updated its initial estimates of the impacts of U.S. tax reform and recognized a benefit of $150 million ($0.24 per share), primarily related to an increase in foreign tax credit carryforwards. See Note 1. The effective tax rate for full year 2018 is currently expected to be approximately 19 percent, which includes 7 percentage points of benefit from U.S. tax reform. In 2019 and thereafter, the tax rate is expected to be approximately 25 percent.

Earnings from continuing operations attributable to common stockholders were $712 million, up 75 percent, and diluted earnings per share were $1.12, up 78 percent, including the $0.24 per share impact from the increased foreign tax credit carryforwards in the third quarter. Results for 2017 included valves & controls first year acquisition accounting charges related to inventory and backlog of $(0.04) per share.

Net earnings common stockholders in the third quarter of 2018 were $712 million, up 72 percent, compared with $413 million in the prior year, and earnings per share were $1.12, up 75 percent, compared with $0.64 in 2017. Results for 2017 included the impact of discontinued operations, which was a net loss of $6 million ($0.01 per share). See Note 12.

Business Segments
Following is an analysis of operating results for the Company’s business segments for the third quarter ended June 30, 2018, compared with the third quarter ended June 30, 2017. The Company defines segment earnings as earnings before interest and taxes. See Notes 1 and 10 for a discussion of the Company's business segments.

AUTOMATION SOLUTIONS

Three Months Ended June 30	2017	2018	Change
(dollars in millions)

Sales	$2,440	2,870	18%
Earnings	$378	494	31%
Margin	15.5%	17.2%

Sales by Major Product Offering
Measurement & Analytical Instrumentation	$744	932	25%
Valves, Actuators & Regulators	772	953	23%
Industrial Solutions	430	465	8%
Process Control Systems & Solutions	494	520	5%
Total	$2,440	2,870	18%

Automation Solutions sales were $2.9 billion in the third quarter, an increase of $430 million, or 18 percent. Underlying sales increased 12 percent ($271 million) on higher volume. Acquisitions added 4 percent ($120 million) and foreign currency translation had a 2 percent ($39 million) favorable impact. Sales for Measurement & Analytical Instrumentation increased $188 million, or 25 percent, on continued favorable demand from global oil and gas customers. Process Control Systems & Solutions increased $26 million, or 5 percent, reflecting favorable demand for MRO and projects focused on expansion and optimization of existing facilities. Valves, Actuators & Regulators increased $181 million, or 23 percent, led by the Valves & Controls acquisition ($93 million) and broad-based demand across end markets, including chemical, power, life sciences and mining. Industrial Solutions sales increased $35 million, or 8 percent, driven by favorable global trends in general industrial end markets. Underlying sales increased 15 percent in the U.S. and 6 percent in Europe. Sales increased 13 percent in Asia as China was up 28 percent, driven by capital investment and strong demand in process automation, hybrid and discrete markets. Sales increased 18 percent in Canada, while Latin America increased 5 percent and Middle East/Africa was up 8 percent. Earnings were $494 million, an increase of $116 million, or 31 percent, due to higher volume, savings from cost reduction actions and lower restructuring expense of $11 million. Margin increased 1.7 percentage points to 17.2 percent, reflecting leverage on higher volume and favorable price-cost, partially offset by higher investment spending.

COMMERCIAL & RESIDENTIAL SOLUTIONS

Three Months Ended June 30	2017	2018	Change
(dollars in millions)

Sales:
Climate Technologies	$1,187	1,236	4%
Tools & Home Products	415	356	(14)%
Total	$1,602	1,592	(1)%

Earnings:
Climate Technologies	$305	294	(4)%
Tools & Home Products	97	93	(4)%
Total	$402	387	(4)%
Margin	25.1%	24.3%

Commercial & Residential Solutions sales were $1.6 billion in the third quarter, down $10 million, or 1 percent compared to the prior year. Underlying sales were up 2 percent ($35 million) on higher volume and slightly higher price. Foreign currency translation added 1 percent ($19 million) and the divestiture of the residential storage business, net of acquisitions, deducted 4 percent ($64 million). Climate Technologies sales were $1.2 billion in the third quarter, an increase of $49 million, or 4 percent. Global HVAC sales were up modestly reflecting growth in U.S. and Europe commercial and residential air conditioning, partially offset by lower heating demand in China due to the timing of government subsides and a decline in Middle East/Africa. Global refrigeration sales were up moderately on growth in China and Europe, while sales were down modestly in the U.S. Sensors had solid growth, while temperature controls was down modestly. Tools & Home Products sales were $356 million in the third quarter, a decrease of $59 million, or 14 percent, reflecting the impact of the residential storage divestiture ($75 million). Sales for professional tools were strong on favorable demand in oil and gas and construction-related markets. Wet/dry vacuums were up moderately, while sales were down slightly for food waste disposers. Overall, underlying sales increased 2 percent in the U.S., 5 percent in Europe and 1 percent in Asia (China down 5 percent). Sales were flat in Canada, increased 10 percent in Latin America and decreased 11 percent in Middle East/Africa. Earnings were $387 million, a decrease of $15 million, and margin declined 0.8 percentage points, reflecting higher costs and unfavorable mix, partially offset by savings from cost reduction actions and leverage on higher volume. Higher price largely offset increased materials costs. In addition, the residential storage divestiture reduced earnings by $4 million, but benefited margin comparisons 0.9 percentage points.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30

Following is an analysis of the Company’s operating results for the nine months ended June 30, 2018, compared with the nine months ended June 30, 2017.

	2017	2018	Change
(dollars in millions, except per share amounts)

Net sales	$10,829	12,520	16%
Gross profit	$4,600	5,395	17%
Percent of sales	42.5%	43.1%

SG&A	$2,621	3,078
Percent of sales	24.2%	24.6%
Other deductions, net	$203	275
Interest expense, net	$126	113

Earnings from continuing operations before income taxes	$1,650	1,929	17%
Percent of sales	15.2%	15.4%
Earnings from continuing operations common stockholders	$1,147	1,586	38%
Net earnings common stockholders	$1,014	1,586	56%
Percent of sales	9.4%	12.7%

Diluted EPS - Earnings from continuing operations	$1.77	2.49	41%
Diluted EPS - Net earnings	$1.57	2.49	59%

Net sales for the first nine months of 2018 were $12.5 billion, an increase of $1.7 billion, or 16 percent compared with $10.8 billion in 2017. Underlying sales were up 8 percent ($816 million) on higher volume. Acquisitions added 8 percent ($859 million) and foreign currency translation added 2 percent ($243 million), while the divestiture of the residential storage business subtracted 2 percent ($227 million). Underlying sales increased 9 percent in the U.S. and 7 percent internationally. Sales were up 2 percent in Europe, 11 percent in Asia (China up 19 percent) and increased 2 percent in Latin America. Canada and Middle East/Africa were up 13 percent and 7 percent, respectively. Sales increased $1.7 billion in Automation Solutions supported by acquisitions and broad-based demand across energy-related and general industrial markets. Commercial & Residential Solutions sales increased $13 million reflecting favorable demand in global HVAC and refrigeration markets, largely offset by the divestiture of the residential storage business.

Cost of sales for 2018 were $7.1 billion, an increase of $896 million versus $6.2 billion in 2017, primarily due to acquisitions, higher volume and the impact of foreign currency translation. Gross margin increased 0.6 percentage points to 43.1 percent, reflecting leverage on higher volume and savings from cost reduction actions, partially offset by a dilutive impact on comparisons of 0.5 percentage points from the valves & controls acquisition.

SG&A expenses of $3.1 billion increased $457 million primarily due to acquisitions and an increase in volume. SG&A as a percent of sales of 24.6 percent increased 0.4 percentage points due to higher incentive stock compensation of $65 million, reflecting an increase in the Company's stock price and progress towards achieving its performance objectives, and the impact of acquisitions, partially offset by leverage on higher volume.

Other deductions, net were $275 million in 2018, an increase of $72 million compared with the prior year, reflecting higher intangibles amortization of $58 million and backlog amortization of $12 million due to acquisitions. Higher acquisition/divestiture-related costs of $16 million were more than offset by lower bad debt expense of $11 million and a decrease in restructuring expense of $7 million. See Note 8.

Pretax earnings from continuing operations of $1.9 billion increased $279 million, or 17 percent. Earnings increased $284 million in Automation Solutions and decreased $8 million in Commercial & Residential Solutions. See Note 10 and the following Business Segments discussion.

On December 22, 2017, the U.S. government enacted tax reform, the Tax Cuts and Jobs Act (the "Act"), which made comprehensive changes to federal income tax laws by moving from a global to a modified territorial tax regime. The

Act includes a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent along with the elimination of certain deductions and credits, and a one-time “deemed repatriation” of accumulated foreign earnings. In the first quarter of fiscal year 2018, the Company recognized a net tax benefit of $43 million ($0.07 per share) due to impacts of the Act, consisting of a $98 million benefit on revaluation of net deferred income tax liabilities to the lower tax rate, and $185 million of expense for the tax on deemed repatriation of accumulated foreign earnings and withholding taxes partially offset by $130 million accrued in previous periods for the planned repatriation of non-U.S. cash. Subsequent to the enactment of the Act, the U.S. Treasury Department and the Internal Revenue Service issued additional guidance, particularly with respect to the calculation of the tax on deemed repatriation of accumulated foreign earnings. As a result of the additional guidance and actions taken in the third fiscal quarter, the Company updated its initial estimates and recognized a benefit of $150 million ($0.24 per share), primarily related to an increase in foreign tax credit carryforwards. These updates resulted in a net tax benefit due to the impacts of the Act of $193 million ($0.30 per share) for the nine months ended June 30, 2018.

The Company continues to review the impacts of the Act and subsequent interpretations. Given its complexities, the ultimate effects on repatriation cost and other tax items may differ from these provisional amounts due to additional regulatory guidance expected to be issued and further evaluation of the Company’s actions, assumptions and interpretations.

Income taxes were $327 million for 2018 and $477 million for 2017, resulting in effective tax rates of 17 percent and 29 percent, respectively. The decrease in the effective rate is largely due to the impact of the Act. The effective tax rate for 2017 included a $47 million ($0.07 per share) income tax benefit from restructuring a foreign subsidiary.

Earnings from continuing operations attributable to common stockholders for 2018 were $1.6 billion, up 38 percent, and diluted earnings per share were $2.49, up 41 percent. Earnings per share include the net tax benefit due to impacts of the Act of $0.30 discussed above. Results also include a $0.12 per share benefit from the lower corporate federal income tax rate on 2018 earnings, partially offset by a $0.04 per share loss on the residential storage divestiture.

Net earnings common stockholders in 2018 were $1.6 billion, up 56 percent, compared with $1.0 billion in the prior year, and earnings per share were $2.49, up 59 percent compared with $1.57 in 2017. Results for 2017 included the impact of discontinued operations, which was a net loss of $133 million ($0.20 per share). See Note 12.

Business Segments
Following is an analysis of operating results for the Company’s business segments for the nine months ended June 30, 2018, compared with the nine months ended June 30, 2017. The Company defines segment earnings as earnings before interest and taxes.

AUTOMATION SOLUTIONS

Nine Months Ended June 30	2017	2018	Change
(dollars in millions)
Sales	$6,524	8,213	26%
Earnings	$1,032	1,316	28%
Margin	15.8%	16.0%

Sales by Major Product Offering
Measurement & Analytical Instrumentation	$2,162	2,564	19%
Valves, Actuators & Regulators	1,718	2,746	60%
Industrial Solutions	1,216	1,368	12%
Process Control Systems & Solutions	1,428	1,535	8%
Total	$6,524	8,213	26%

Automation Solutions sales were $8.2 billion in the first nine months of 2018, an increase of $1.7 billion, or 26 percent. Underlying sales increased 10 percent ($668 million) on higher volume. Acquisitions added 13 percent ($847 million) and foreign currency translation had a 3 percent ($174 million) favorable impact. Sales for

Measurement & Analytical Instrumentation increased 19 percent and Process Control Systems & Solutions increased 8 percent due to increased spending by global oil and gas customers, strong MRO demand and growth of small and mid-sized projects focused on facility expansion and optimization. Valves, Actuators & Regulators increased $1.0 billion, or 60 percent, led by the valves & controls acquisition ($771 million) and broad-based demand across end markets, including energy, power and life sciences. Industrial Solutions sales increased $152 million, or 12 percent, driven by favorable global trends in general industrial end markets. Underlying sales increased 15 percent in the U.S. and 1 percent in Europe. Sales increased 11 percent in Asia as China was up 24 percent, supported by strong demand in process automation and discrete markets. Sales increased 11 percent in Middle East/Africa and 16 percent in Canada, while Latin America was flat. Earnings were $1.3 billion, an increase of $284 million, or 28 percent. The increase was driven by higher volume and leverage, cost reduction savings and lower bad debt expense of $12 million. Margin increased 0.2 percentage points to 16.0 percent. These results reflect a dilutive impact on comparisons from the valves & controls acquisition of 1.6 percentage points, which included higher intangibles amortization of $45 million, or 0.6 percentage points.

COMMERCIAL & RESIDENTIAL SOLUTIONS

Nine Months Ended June 30	2017	2018	Change
(dollars in millions)

Sales:
Climate Technologies	$3,104	3,286	6%
Tools & Home Products	1,210	1,041	(14)%
Total	$4,314	4,327	—%

Earnings:
Climate Technologies	$715	712	—%
Tools & Home Products	281	276	(2)%
Total	$996	988	(1)%
Margin	23.1%	22.8%

Commercial & Residential Solutions sales were $4.3 billion in the first nine months of 2018, an increase of $13 million, or essentially flat compared to the prior year. Underlying sales were up 4 percent ($149 million) on higher volume and slightly higher price. Foreign currency translation added 2 percent ($69 million) and the divestiture of the residential storage business, net of acquisitions, subtracted 6 percent ($205 million). Climate Technologies sales were $3.3 billion in the first nine months of 2018, an increase of $182 million, or 6 percent. Global HVAC sales were up moderately, reflecting robust growth in China, while sales were up moderately in Europe and slightly in the U.S. Global refrigeration sales were strong, led by robust growth in China, while sales in the U.S. were flat. Sensors had strong growth, while temperature controls was down slightly. Tools & Home Products sales were $1.0 billion in the first nine months of 2018, down $169 million or 14 percent compared to the prior year, reflecting the impact of the residential storage divestiture ($227 million). Sales for professional tools were strong on favorable demand in oil and gas and construction-related markets. Wet/dry vacuums also had strong sales growth and food waste disposers were up slightly. Overall, underlying sales increased 1 percent in the U.S., 4 percent in Europe and 12 percent in Asia (China up 13 percent). Sales increased 4 percent in both Latin America and Canada, while sales decreased 5 percent in Middle East/Africa. Earnings were $988 million, down 1 percent compared to the prior year, and margin declined 0.3 percentage points. Higher materials costs and unfavorable mix were partially offset by leverage on higher volume, favorable price and savings from cost reduction actions. In addition, the residential storage divestiture reduced earnings by $16 million, but benefited margin comparisons 0.9 percentage points, while higher warranty costs of $10 million associated with a specific product issue in Climate Technologies partially offset this benefit.

FINANCIAL CONDITION

Key elements of the Company's financial condition for the nine months ended June 30, 2018 as compared to the year ended September 30, 2017 follow.

	Sept 30, 2017		June 30, 2018
Working capital (in millions)	$3,207		1,622
Current ratio	1.6		1.2
Total debt-to-total capital	34.8%		41.6%
Net debt-to-net capital	15.4%		23.4%
Interest coverage ratio	12.6	X	14.0X
The Company's debt-to-capital ratios increased primarily due to higher borrowings to support acquisitions and share repurchases. The interest coverage ratio (earnings before income taxes plus interest expense, divided by interest expense) of 14.0X for the first nine months of 2018 compares to 11.9X for the first nine months of 2017. The increase reflects higher pretax earnings in the current year.

Operating cash flow from continuing operations for the first nine months of 2018 was $1.9 billion, an increase of $83 million compared with $1.8 billion in the prior year, reflecting higher earnings partially offset by an investment in working capital to support higher levels of sales activity and income taxes paid on the residential storage divestiture. Operating cash flow from continuing operations funded dividends of $924 million and capital expenditures of $314 million. Free cash flow from continuing operations of $1.6 billion (operating cash flow of $1.9 billion less capital expenditures of $314 million) increased $69 million in 2018. Free cash flow from continuing operations was $1.5 billion in 2017 (operating cash flow of $1.8 billion less capital expenditures of $300 million). In the second quarter of 2018, the Company repatriated $800 million of cash held by non-U.S. subsidiaries, which was part of the Company's previously announced plans. These funds along with increased short-term borrowings and divestiture proceeds supported acquisitions of $770 million and common stock purchases of $1 billion. Short-term borrowings and cash also increased to support the acquisitions which closed in the fourth quarter. See Note 13.

In May 2018, the Company entered into a $3.5 billion five-year revolving backup credit facility with various banks, which replaced the April 2014 $3.5 billion facility. The credit facility is maintained to support general corporate purposes, including commercial paper borrowings. The Company has not incurred any borrowings under this or previous facilities. The credit facility contains no financial covenants and is not subject to termination based on a change of credit rating or material adverse changes. The facility is unsecured and may be accessed under various interest rate and currency denomination alternatives at the Company’s option. Fees to maintain the facility are immaterial.

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

FISCAL 2018 OUTLOOK

Results for the first nine months of 2018 reflected favorable global demand, broad-based momentum across served markets and strong operational performance. For the full year, consolidated net sales are expected to increase approximately 14 percent, with underlying sales up approximately 7.5 percent, excluding a 5 percent impact from acquisitions and divestitures and 2 percent from currency translation. Automation Solutions fiscal 2018 net sales are expected to increase approximately 21 percent, with underlying sales up approximately 9 percent, excluding a 10 percent impact from acquisitions and 2 percent from currency translation. Commercial & Residential Solutions full year net sales are expected to increase approximately 3 percent, with underlying sales up approximately 4.5 percent, excluding a 3 percent negative impact from acquisitions and divestitures and 1 percent from favorable currency translation. The Company expects full year earnings per share to be $3.30 to $3.40, which includes the $0.30 per share net tax benefit due to impacts of the Tax Cuts and Jobs Act. The outlook also reflects expected fourth quarter charges of $(0.06) per share for Tools & Test and Aventics restructuring and first year acquisition accounting charges, and $(0.03) per share related to a special retirement account contribution to U.S. employees.

Operating cash flow is expected to be approximately $2.9 billion and capital spending is expected to be approximately $575 million for the full year 2018.

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

In fiscal 2019, the Company will implement upgrades to its Oracle enterprise resource planning system across a majority of its businesses.

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities (shares in 000s).

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2018	1,496	$66.84	1,496	43,993
May 2018	13	$66.96	13	43,980
June 2018	2,144	$69.56	2,144	41,836
Total	3,653	$68.44	3,653	41,836
In November 2015, the Board of Directors authorized the purchase of up to 70 million shares, and 41.8 million shares remain available.

Item 6. Exhibits

(a) Exhibits (Listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

3.1	Bylaws of Emerson Electric Co., as amended through June 5, 2018, incorporated by reference to the Company's Form 8-K dated June 5, 2018, filed on June 11, 2018, Exhibit 3.1.

10.1	Emerson Electric Co. Savings Investment Restoration Plan II.

10.2	Credit Agreement dated as of May 23, 2018, incorporated by reference to Emerson Electric Co. Form 8-K dated May 23, 2018 and filed May 29, 2018, Exhibit 10.1.

12	Ratio of Earnings to Fixed Charges.

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

101
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the three and nine months ended June 30, 2018 and 2017, (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2018 and 2017, (iii) Consolidated Balance Sheets as of September 30, 2017 and June 30, 2018, (iv) Consolidated Statements of Cash Flows for the nine months ended June 30, 2018 and 2017, and (v) Notes to Consolidated Financial Statements for the three and nine months ended June 30, 2018.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMERSON ELECTRIC CO.

By	/s/ Frank J. Dellaquila
Frank J. Dellaquila
Senior Executive Vice President and Chief Financial Officer
(on behalf of the registrant and as Chief Financial Officer)
August 8, 2018