Form 10-Q
period 2018-12-31
EMERSON ELECTRIC CO
filed 2019-02-06
CIK 32604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common stock of $0.50 par value per share outstanding at January 31, 2019: 614,619,859 shares.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Consolidated Statements of Earnings
EMERSON ELECTRIC CO. & SUBSIDIARIES

Three months ended December 31, 2017 and 2018
(Dollars in millions, except per share amounts; unaudited)

	Three Months Ended December 31,
	2017	2018
Net sales	$3,816	4,147

Costs and expenses:
Cost of sales	2,202	2,386
Selling, general and administrative expenses	995	1,077
Other deductions, net	78	50
Interest expense (net of interest income of $11 and $5, respectively)	38	43

Earnings before income taxes	503	591

Income taxes	109	124

Net earnings	394	467

Less: Noncontrolling interests in earnings of subsidiaries	2	2

Net earnings common stockholders	$392	465

Basic earnings per share common stockholders	$0.61	0.74

Diluted earnings per share common stockholders	$0.61	0.74

Cash dividends per common share	$0.485	0.49

 See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
EMERSON ELECTRIC CO. & SUBSIDIARIES

Three months ended December 31, 2017 and 2018
(Dollars in millions; unaudited)

	Three Months Ended December 31,
	2017	2018
Net earnings	$394	467

Other comprehensive income (loss), net of tax:
Foreign currency translation	7	(35)
Pension and postretirement	23	13
Cash flow hedges	(3)	(15)
Total other comprehensive income (loss)	27	(37)

Comprehensive income	421	430

Less: Noncontrolling interests in comprehensive income of subsidiaries	2	2
Comprehensive income common stockholders	$419	428

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
EMERSON ELECTRIC CO. & SUBSIDIARIES

(Dollars and shares in millions, except per share amounts; unaudited)

	Sept 30, 2018	Dec 31, 2018
ASSETS
Current assets
Cash and equivalents	$1,093	1,248
Receivables, less allowances of $113 and $105, respectively	3,023	2,733
Inventories	1,813	1,980
Other current assets	690	697
Total current assets	6,619	6,658

Property, plant and equipment, net	3,562	3,551
Other assets
Goodwill	6,455	6,468
Other intangible assets	2,751	2,714
Other	1,003	1,038
Total other assets	10,209	10,220
Total assets	$20,390	20,429

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current maturities of long-term debt	$1,623	3,320
Accounts payable	1,943	1,794
Accrued expenses	2,534	2,288
Income taxes	64	138
Total current liabilities	6,164	7,540

Long-term debt	3,137	2,641

Other liabilities	2,099	1,972

Equity
Common stock, $0.50 par value; authorized, 1,200.0 shares; issued, 953.4 shares; outstanding, 629.2 shares and 615.8 shares, respectively	477	477
Additional paid-in-capital	348	375
Retained earnings	23,072	23,252
Accumulated other comprehensive income (loss)	(1,015)	(1,052)
Cost of common stock in treasury, 324.2 shares and 337.5 shares, respectively	(13,935)	(14,816)
Common stockholders’ equity	8,947	8,236
Noncontrolling interests in subsidiaries	43	40
Total equity	8,990	8,276
Total liabilities and equity	$20,390	20,429

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
EMERSON ELECTRIC CO. & SUBSIDIARIES

Three months ended December 31, 2017 and 2018
(Dollars in millions; unaudited)

	Three Months Ended
	December 31,
	2017	2018
Operating activities
Net earnings	$394	467
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	187	202
Changes in operating working capital	(160)	(310)
Other, net	26	(36)
Cash provided by operating activities	447	323

Investing activities
Capital expenditures	(96)	(155)
Purchases of businesses, net of cash and equivalents acquired	(513)	(73)
Divestitures of businesses	235	—
Other, net	(18)	(31)
Cash used in investing activities	(392)	(259)

Financing activities
Net increase in short-term borrowings	1,061	1,601
Payments of long-term debt	(251)	(403)
Dividends paid	(311)	(305)
Purchases of common stock	(500)	(786)
Other, net	(30)	(9)
Cash provided by (used in) financing activities	(31)	98

Effect of exchange rate changes on cash and equivalents	10	(7)
Increase in cash and equivalents	34	155
Beginning cash and equivalents	3,062	1,093
Ending cash and equivalents	$3,096	1,248

Changes in operating working capital
Receivables	$188	292
Inventories	(149)	(170)
Other current assets	14	(9)
Accounts payable	(129)	(247)
Accrued expenses	(166)	(246)
Income taxes	82	70
Total changes in operating working capital	$(160)	(310)

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
EMERSON ELECTRIC CO. & SUBSIDIARIES

(Dollars, euros and shares in millions, except per share amounts or where noted)

(1) BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary for a fair presentation of operating results for the interim periods presented. Adjustments consist of normal and recurring accruals. The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all disclosures required for annual financial statements presented in conformity with U.S. generally accepted accounting principles (GAAP). For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2018. Certain prior year amounts have been reclassified to conform to current year presentation.

On October 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers, which updated and consolidated revenue recognition guidance from multiple sources into a single, comprehensive standard to be applied for all contracts with customers. The fundamental principle of the revised standard is to recognize revenue based on the transfer of goods and services to customers at the amount the Company expects to be entitled to in exchange for those goods and services. The Company adopted the new standard using the modified retrospective approach and applied the guidance to open contracts which were not completed at the date of adoption. The cumulative effect of adoption resulted in a $20 increase to beginning retained earnings as of October 1, 2018. This increase primarily relates to contracts where a portion of revenue for delivered goods or services was previously deferred due to contingent payment terms. The adoption of ASC 606 did not materially impact the Company's consolidated financial statements as of and for the three months ended December 31, 2018.

In the first quarter of fiscal 2019, the Company adopted updates to ASC 715, Compensation - Retirement Benefits, which permit only the service cost component of net periodic pension and postretirement expense to be reported with compensation costs, while all other components are required to be reported separately in other deductions. These updates were adopted retrospectively and resulted in the reclassification of $10 of income in the first quarter of fiscal 2018 from cost of sales and SG&A to other deductions, net. Segment earnings were not impacted by the updates to ASC 715.

(2) REVENUE RECOGNITION

Emerson is a global manufacturer that combines technology and engineering to provide innovative solutions to its customers, largely in the form of tangible products. The Company evaluates its contracts with customers to identify the promised goods or services and recognizes revenue for the identified performance obligations at the amount the Company expects to be entitled to in exchange for those goods or services. A performance obligation is a promise in a contract to transfer a distinct good or service to a customer. Revenue is recognized when, or as, performance obligations are satisfied and control has transferred to the customer, typically when products are shipped or delivered, title and risk of loss pass to the customer, and the Company has a present right to payment. The vast majority of the Company's revenues relate to a broad offering of manufactured products which are recognized at the point in time when control transfers, generally in accordance with shipping terms. A small portion of the Company's revenues relate to the sale of software and post-contract customer support, parts and labor for repairs, and engineering services. In limited circumstances, contracts include multiple performance obligations, where revenue is recognized separately for each good or service, as well as contracts where revenue is recognized over time as control transfers to the customer.

Revenue is recognized over time for approximately 5 percent of the Company's revenues. These contracts largely relate to projects in the Process Control Systems & Solutions product offering within the Automation Solutions segment where revenue is recognized using the percentage-of-completion method to reflect the transfer of control over time, while a small amount is attributable to long-term maintenance and service contracts where revenue is typically recognized on a straight-line basis as the services are provided. Approximately 5 percent of revenues relate to sales arrangements with multiple performance obligations, principally in the Automation Solutions segment. Tangible products represent a large majority of the delivered items in contracts with multiple performance obligations or where revenue is recognized over time, while a smaller portion is attributable to installation, service and maintenance.

For revenues recognized over time, the Company typically uses an input method to determine progress and recognize revenue, based on costs incurred. The Company believes costs incurred closely correspond with its performance under the contract and the transfer of control to the customer.

In sales arrangements that involve multiple performance obligations, revenue is allocated based on the relative standalone selling price for each performance obligation. Observable selling prices from actual transactions are used whenever possible. In other instances, the Company determines the standalone selling price based on third-party pricing or management's best estimate. Generally, contract duration is short-term, and cancellation, termination or refund provisions apply only in the event of contract breach and are rarely invoked.

Payment terms vary but are generally short-term in nature. The Company's long-term contracts, where revenue is generally recognized over time, are typically billed as work progresses in accordance with the contract terms and conditions, either at periodic intervals or upon achievement of certain milestones. The timing of revenue recognition and billings under these contracts results in either unbilled receivables (contract assets) when revenue recognized exceeds billings, or customer advances (contract liabilities) when billings exceed revenue recognized. Unbilled receivables are reclassified to accounts receivable when an unconditional right to consideration exists, typically when a milestone in the contract is achieved. The Company does not evaluate whether the transaction price includes a significant financing component for contracts where the time between cash collection and performance is less than one year.

Certain arrangements with customers include variable consideration, typically in the form of rebates, cash discounts or penalties. In limited circumstances, the Company sells products with a general right of return. In most instances, returns are limited to product quality issues. The Company records a reduction to revenue at the time of sale to reflect the ultimate amount of consideration it expects to receive. The Company's estimates are updated quarterly based on historical experience, trend analysis, and expected market conditions. Variable consideration is typically not constrained at the time revenue is recognized.

The Company offers warranties, which vary by product line and are competitive for the markets in which the Company operates. Warranties are largely offered to provide assurance that the product will function as intended and generally extend for a period of one to two years from the date of sale or installation. Provisions for warranty expense are estimated at the time of sale based on historical experience and adjusted quarterly for any known issues that may arise. Product warranty expense is less than one percent of sales.

Capitalized amounts related to incremental costs to obtain customer contracts and costs to fulfill contracts are immaterial.

The following table summarizes the balances of the Company's unbilled receivables (contract assets), which are reported in Other current assets, and its customer advances (contract liabilities), which are reported in Accrued expenses.

	Sept 30, 2018	Dec 31, 2018
Unbilled receivables (contract assets)	$321	371
Customer advances (contract liabilities)	(510)	(490)
Net contract liabilities	$(189)	(119)

The majority of the Company's contract balances relate to arrangements where revenue is recognized over time and payments from customers are made according to a contractual billing schedule. The decrease in net contract liabilities was due to revenue recognized for performance completed during the period which exceeded customer billings. Revenue recognized for the three months ended December 31, 2018 included approximately $220 that was included in the beginning contract liability balance. No other factors materially impacted the change in net contract liabilities. Revenue recognized in the current reporting period for performance obligations that were fully satisfied in previous periods, including cumulative catchup adjustments on the Company's long-term contracts, was not material.

As of December 31, 2018, the Company's backlog relating to unsatisfied (or partially unsatisfied) performance obligations in contracts with its customers was $5.2 billion. The Company expects to recognize approximately 85 percent of its remaining performance obligations as revenue over the next 12 months, with the remainder substantially over the subsequent two years thereafter.

See Note 12 for additional information about the Company's revenues.

(3) WEIGHTED-AVERAGE COMMON SHARES

Reconciliations of weighted-average shares for basic and diluted earnings per common share follow. Earnings allocated to participating securities were inconsequential.

	Three Months Ended December 31,
	2017	2018

Basic shares outstanding	638.2	623.9
Dilutive shares	2.3	3.9
Diluted shares outstanding	640.5	627.8

(4) OTHER FINANCIAL INFORMATION

	Sept 30, 2018	Dec 31, 2018
Inventories
Finished products	$592	659
Raw materials and work in process	1,221	1,321
Total	$1,813	1,980

Property, plant and equipment, net
Property, plant and equipment, at cost	$8,370	8,451
Less: Accumulated depreciation	4,808	4,900
Total	$3,562	3,551

Goodwill by business segment
Automation Solutions	$5,355	5,369

Climate Technologies	670	670
Tools & Home Products	430	429
Commercial & Residential Solutions	1,100	1,099

Total	$6,455	6,468

Other intangible assets
Gross carrying amount	$4,667	4,716
Less: Accumulated amortization	1,916	2,002
Net carrying amount	$2,751	2,714
Other intangible assets include customer relationships of $1,476 and $1,517 as of December 31, 2018 and September 30, 2018, respectively.

Other assets include the following:
Pension assets	$591	616
Asbestos-related insurance receivables	$124	123
Deferred income taxes	$74	77

	Sept 30, 2018	Dec 31, 2018
Accrued expenses include the following:
Employee compensation	$629	512
Customer advances	$510	490
Product warranty	$124	117

Other liabilities
Pension and postretirement liabilities	$625	623
Deferred income taxes	484	482
Asbestos litigation	334	332
Other	656	535
Total	$2,099	1,972

(5) FINANCIAL INSTRUMENTS

Following is a discussion regarding the Company’s use of financial instruments:
Hedging Activities – As of December 31, 2018, the notional amount of foreign currency hedge positions was approximately $2.3 billion, and commodity hedge contracts totaled approximately $126 (primarily 47 million pounds of copper and aluminum). All derivatives receiving hedge accounting are cash flow hedges. The majority of hedging gains and losses deferred as of December 31, 2018 are expected to be recognized over the next 12 months as the underlying forecasted transactions occur. Gains and losses on foreign currency derivatives reported in Other deductions, net reflect hedges of balance sheet exposures that do not receive hedge accounting. The following gains and losses are included in earnings and other comprehensive income (OCI) for the three months ended December 31, 2018 and 2017:

		Into Earnings		Into OCI
		1st Quarter		1st Quarter
Gains (Losses)	Location	2017	2018	2017	2018
Commodity	Cost of sales	$5	(3)	13	(7)
Foreign currency	Sales, cost of sales	—	2	(12)	(12)
Foreign currency	Other deductions, net	—	11
Total		$5	10	1	(19)
Regardless of whether derivatives receive hedge accounting, the Company expects hedging gains or losses to be essentially offset by losses or gains on the related underlying exposures. The amounts ultimately recognized will differ from those presented above for open positions, which remain subject to ongoing market price fluctuations until settlement. Derivatives receiving hedge accounting are highly effective and no amounts were excluded from the assessment of hedge effectiveness. Hedge ineffectiveness was immaterial for the three months ended December 31, 2018 and 2017.
Fair Value Measurement – Valuations for all derivatives and the Company's long-term debt fall within Level 2 of the GAAP valuation hierarchy. As of December 31, 2018, the fair value of long-term debt was $3.6 billion, which exceeded the carrying value by $150. At December 31, 2018, the fair values of commodity contracts and foreign currency contracts were reported in other current assets and accrued expenses. Valuations of derivative contract positions are summarized below:

	September 30, 2018		December 31, 2018
	Assets	Liabilities	Assets	Liabilities
Foreign Currency	$35	11	14	21
Commodity	$1	10	—	14

Counterparties to derivatives arrangements are companies with investment-grade credit ratings. The Company has bilateral collateral arrangements with counterparties with credit rating-based posting thresholds that vary depending on the arrangement. If credit ratings on the Company's debt fall below pre-established levels, counterparties can require immediate full collateralization of all derivatives in net liability positions. The maximum amount that could potentially have been required was $23. The Company also can demand full collateralization of derivatives in net asset positions should any counterparty credit ratings fall below certain thresholds. No collateral was posted with counterparties and none was held by the Company as of December 31, 2018.

(6) EQUITY

The change in equity for the three months ended December 31, 2018 and 2017 is shown below:

	Three Months Ended December 31,
	2017	2018

Common stock	$477	477

Additional paid-in-capital
Beginning balance	297	348
Stock plans	9	27
Ending balance	306	375

Retained earnings
Beginning balance	21,995	23,072
Net earnings common stockholders	392	465
Dividends paid	(311)	(305)
Adoption of accounting standard updates	3	20
Ending balance	22,079	23,252

Accumulated other comprehensive income (loss)
Beginning balance	(1,019)	(1,015)
Foreign currency translation	7	(35)
Pension and postretirement	23	13
Cash flow hedges	(3)	(15)
Ending balance	(992)	(1,052)

Treasury stock
Beginning balance	(13,032)	(13,935)
Purchases	(500)	(925)
Issued under stock plans	11	44
Ending balance	(13,521)	(14,816)

Common stockholders' equity	8,349	8,236

Noncontrolling interests in subsidiaries
Beginning balance	52	43
Net earnings	2	2
Dividends paid	(15)	(5)
Ending balance	39	40

Total equity	$8,388	8,276

(7) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Activity in Accumulated other comprehensive income (loss) for the three months ended December 31, 2018 and 2017 is shown below:

	Three Months Ended December 31,
	2017	2018
Foreign currency translation
Beginning balance	$(369)	(600)
Other comprehensive income (loss) before reclassifications	24	(35)
Reclassified to gain/loss on sale of business	(17)	—
Ending balance	(362)	(635)

Pension and postretirement
Beginning balance	(662)	(420)
Amortization of deferred actuarial losses into earnings	23	13
Ending balance	(639)	(407)

Cash flow hedges
Beginning balance	12	5
Deferral of gains (losses) arising during the period	1	(14)
Reclassification of realized (gains) losses to sales and cost of sales	(4)	(1)
Ending balance	9	(10)

Accumulated other comprehensive income (loss)	$(992)	(1,052)

Activity above is shown net of income taxes for the three months ended December 31, 2018 and 2017, respectively, as follows: amortization of pension and postretirement deferred actuarial losses: $(4) and $(8); deferral of cash flow hedging gains (losses): $5 and $-; reclassification of realized cash flow hedging (gains) losses: $- and $1.

(8) PENSION & POSTRETIREMENT PLANS

Total periodic pension and postretirement (income) expense is summarized below:

	Three Months Ended December 31,
	2017	2018
Service cost	$19	18
Interest cost	46	50
Expected return on plan assets	(87)	(88)
Net amortization	31	17
Total	$9	(3)

(9) OTHER DEDUCTIONS, NET

Other deductions, net are summarized below:

	Three Months Ended December 31,
	2017	2018

Amortization of intangibles	$56	57
Restructuring costs	15	10
Other	7	(17)
Total	$78	50

For the three months ended December 31, 2018, higher intangibles amortization of $17 from acquisitions completed in 2018 was largely offset by backlog amortization of $15 incurred in the prior year related to the valves & controls acquisition. The change in Other is primarily due to a favorable impact on comparisons from foreign currency transactions of $13 and pensions of $11.

(10) RESTRUCTURING COSTS

Restructuring expense reflects costs associated with the Company’s ongoing efforts to improve operational efficiency and deploy assets globally in order to remain competitive on a worldwide basis. Costs for the three months ended December 31, 2018 largely relate to restructuring of the global cost structure consistent with the current level of economic activity, as well as the redeployment of resources for future growth.

Restructuring expense by business segment follows:

	Three Months Ended December 31,
	2017	2018

Automation Solutions	$10	5

Climate Technologies	5	3
Tools & Home Products	—	2
Commercial & Residential Solutions	5	5

Total	$15	10

Details of the change in the liability for restructuring costs during the three months ended December 31, 2018 follow:

	Sept 30, 2018	Expense	Utilized/Paid	Dec 31, 2018

Severance and benefits	$46	5	11	40
Lease and other contract terminations	3	—	1	2
Asset write-downs	—	1	1	—
Vacant facility and other shutdown costs	3	2	2	3
Start-up and moving costs	—	2	2	—
Total	$52	10	17	45

(11) INCOME TAXES

On December 22, 2017, the U.S. government enacted tax reform, the Tax Cuts and Jobs Act (the "Act"), which made comprehensive changes to U.S. federal income tax laws by moving from a global to a modified territorial tax regime. The Act includes a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent in calendar year 2018 along with the elimination of certain deductions and credits, and a one-time "deemed repatriation" of accumulated foreign earnings. The Company recognized a net tax benefit of $43 ($0.07 per share) in the first quarter of fiscal 2018 and $189 ($0.30 per share) for the full year due to impacts of the Act.

Effective in fiscal 2019, the Act also subjects the Company to U.S. tax on global intangible low-taxed income earned by certain of its foreign subsidiaries. The Company has elected to recognize this tax as a period expense when it is incurred.

In the first quarter of fiscal 2019, the Company completed its accounting for the impacts of the Act and recorded a $100 benefit relating to the one-time tax on deemed repatriation of accumulated foreign earnings, which was offset by a related increase to its unrecognized tax benefits.

Given the complexities associated with the Act, additional regulatory guidance is expected to be issued. Recently, the U.S. Treasury and Internal Revenue Service released proposed regulations relating to the one-time tax on deemed repatriation of accumulated foreign earnings, the utilization of foreign tax credits, the calculation of global intangible low-taxed income, and other provisions of the Act. The proposed regulations were subject to a comment period and final regulations are expected to be issued after consideration of comments received. The Company will include the effects of any final regulations, including those issued on January 15, 2019 related to the one-time tax on deemed repatriation which it is currently assessing, as well as any additional guidance or legislative changes, in the period they are issued.

Income taxes were $124 for the first quarter of 2019 and $109 for 2018, resulting in effective tax rates of 21 percent and 22 percent, respectively. The effective tax rates in both years reflect the lower U.S. corporate income tax rate as a result of the Act. The current year rate also included favorable discrete items, which reduced the rate 3 percentage points, while the prior year rate included the net tax benefit discussed above.

(12) BUSINESS SEGMENTS

Summarized information about the Company's results of operations by business segment follows:

	Three Months Ended December 31,
	Sales		Earnings
	2017	2018	2017	2018

Automation Solutions	$2,572	2,799	386	407

Climate Technologies	922	880	165	146
Tools & Home Products	330	458	87	91
Commercial & Residential Solutions	1,252	1,338	252	237

Differences in accounting methods			51	59
Corporate and other			(148)	(69)
Eliminations/Interest	(8)	10	(38)	(43)
Total	$3,816	4,147	503	591

The decrease in Corporate and other was primarily due to lower incentive stock compensation of $63, reflecting a decreasing stock price in the current year compared to an increasing stock price in the prior year. In addition, the prior year included valves & controls first year acquisition accounting charges of $10 related to inventory and $15 for backlog amortization.

Automation Solutions sales by major product offering are summarized below:

	Three Months Ended December 31,
	2017	2018

Measurement & Analytical Instrumentation	$772	858
Valves, Actuators & Regulators	863	874
Industrial Solutions	428	542
Process Control Systems & Solutions	509	525
Automation Solutions	$2,572	2,799

Segment sales by geographic destination are summarized below:

	Three Months Ended December 31,
	2017			2018
	Automation Solutions	Commercial & Residential Solutions	Total	Automation Solutions	Commercial & Residential Solutions	Total

Americas	$1,286	778	2,064	1,405	907	2,312
Asia, Middle East & Africa	790	348	1,138	841	265	1,106
Europe	496	126	622	553	166	719
Total	$2,572	1,252	3,824	2,799	1,338	4,137

(13) ACQUISITIONS AND DIVESTITURES

During the first three months of 2019, the Company acquired three businesses in the Automation Solutions segment for $73, net of cash acquired. These three businesses had combined annual sales of approximately $40.

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

On December 1, 2017, the Company acquired Paradigm, a provider of software solutions for the oil and gas industry, for $505, net of cash acquired. This business had annual sales of approximately $140 and is included in the Measurement & Analytical Instrumentation product offering within Automation Solutions. The Company recognized goodwill of $309 ($170 of which is expected to be tax deductible), and identifiable intangible assets of $238, primarily intellectual property and customer relationships with a weighted-average useful life of approximately 11 years.

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

Three Months Ended
Dec 31, 2017

Net sales	$4,087
Net earnings common stockholders	$410
Diluted earnings per share	$0.64

(14) SUBSEQUENT EVENTS

In January 2019, the Company issued €500 of 1.25% notes due October 2025 and €500 of 2.0% notes due October 2029. The net proceeds from the sale of the notes were used to repay commercial paper borrowings and for general corporate purposes.

On January 31, 2019, the Company completed the acquisition of Intelligent Platforms, a division of General Electric, for approximately $160 net of cash acquired. This business, which offers programmable logic controller technologies, will be reported in the Automation Solutions segment.

Items 2 and 3.

Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Net sales for the first quarter of 2019 were $4.1 billion, up 9 percent, supported by acquisitions which added 6 percent. Underlying sales, which exclude foreign currency translation, acquisitions and divestitures, increased 4.5 percent, reflecting broad-based global demand in energy-related and global industrial markets, steady growth in North American air conditioning markets, and favorable global trends for professional tools. Underlying sales were negatively impacted by slower demand in China within the Climate Technologies segment, which reduced comparisons by approximately 2 percentage points.
Net earnings common stockholders were $465 million, up 19 percent, and diluted earnings per share were $0.74, up 21 percent. Comparisons benefited from lower incentive stock compensation expense of $63 million ($0.08 per share).
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31

Following is an analysis of the Company’s operating results for the first quarter ended December 31, 2018, compared with the first quarter ended December 31, 2017.

	2017	2018	Change
(dollars in millions, except per share amounts)

Net sales	$3,816	4,147	9%
Gross profit	$1,614	1,761	9%
Percent of sales	42.3%	42.5%

SG&A	$995	1,077
Percent of sales	26.1%	26.0%
Other deductions, net	$78	50
Interest expense, net	$38	43

Earnings before income taxes	$503	591	17%
Percent of sales	13.2%	14.2%
Net earnings common stockholders	$392	465	19%
Percent of sales	10.3%	11.2%

Diluted earnings per share	$0.61	0.74	21%

Net sales for the first quarter of 2019 were $4.1 billion, an increase of $331 million compared with $3.8 billion in 2018. Underlying sales increased 4.5 percent ($162 million) on higher volume and slightly higher price. Acquisitions added 6 percent ($232 million) and foreign currency translation subtracted 1.5 percent ($63 million). Underlying sales increased 7 percent in the U.S. and 2 percent internationally. The Americas was up 8 percent and Europe was up 3 percent, while Asia, Middle East & Africa was down 2 percent (China down 3 percent). Sales increased $227 million in Automation Solutions, supported by acquisitions and continued broad-based global demand. Commercial & Residential Solutions sales increased $86 million due to acquisitions, partially offset by slower demand in Asia, driven by China air conditioning and heating markets.

Cost of sales for the first quarter of 2019 were $2.4 billion, an increase of $184 million compared with $2.2 billion in 2018, primarily due to acquisitions and higher volume, partially offset by the impact of foreign currency translation. Gross margin of 42.5 percent increased 0.2 percentage points, primarily due to savings from cost reduction actions and leverage on higher sales. Comparisons also benefited from prior year valves & controls first year acquisition accounting charges of $10 million related to inventory.

Selling, general and administrative (SG&A) expenses of $1.1 billion increased $82 million compared with the prior year, primarily due to acquisitions and higher volume. SG&A as a percent of sales decreased slightly to 26.0 percent, primarily due to leverage on the higher volume and lower incentive stock compensation expense of $63 million ($0.08 per share), reflecting a decreasing stock price in the current year compared to an increasing stock price in the prior year. These items were largely offset by acquisitions, which negatively impacted comparisons by 0.4 percentage points, and higher investment spending.

Other deductions, net were $50 million in 2019, a decrease of $28 million compared with the prior year, reflecting a favorable impact on comparisons from foreign currency transactions of $13 million and pensions of $11 million, and lower restructuring expense of $5 million. Higher intangibles amortization of $17 million from acquisitions completed in 2018 was largely offset by backlog amortization of $15 million incurred in the prior year related to the valves & controls acquisition. See Note 9.

Pretax earnings of $591 million increased $88 million, or 17 percent. Earnings increased $21 million in Automation Solutions and decreased $15 million in Commercial & Residential Solutions. See Note 12 and the following Business Segments discussion.

Income taxes were $124 million for 2019 and $109 million for 2018, resulting in effective tax rates of 21 percent and 22 percent, respectively. The effective tax rates in both years reflect the lower U.S. corporate income tax rate as a result of the Tax Cuts and Jobs Act (the "Act"). The current year rate also included favorable discrete items, which reduced the rate 3 percentage points, while the prior year rate included a net tax benefit of $43 million due to impacts of the Act. The effective tax rate for full year 2019 is currently expected to be approximately 24 to 25 percent.

Given the complexities associated with the Act, additional regulatory guidance is expected to be issued. The Company will include the effects of any final regulations, as well as any additional guidance or legislative changes, in the period they are issued. See Note 11.

Net earnings common stockholders in the first quarter of 2019 were $465 million, up 19 percent, compared with $392 million in the prior year, and earnings per share were $0.74, up 21 percent, compared with $0.61 in 2018.

Business Segments
Following is an analysis of operating results for the Company’s business segments for the first quarter ended December 31, 2018, compared with the first quarter ended December 31, 2017. The Company defines segment earnings as earnings before interest and taxes. See Note 12 for a discussion of the Company's business segments.

AUTOMATION SOLUTIONS

Three Months Ended Dec 31	2017	2018	Change
(dollars in millions)

Sales	$2,572	2,799	9%
Earnings	$386	407	5%
Margin	15.0%	14.5%

Sales by Major Product Offering
Measurement & Analytical Instrumentation	$772	858	11%
Valves, Actuators & Regulators	863	874	1%
Industrial Solutions	428	542	27%
Process Control Systems & Solutions	509	525	3%
Total	$2,572	2,799	9%

Automation Solutions sales were $2.8 billion in the first quarter, an increase of $227 million, or 9 percent. Underlying sales increased 7 percent ($177 million) on higher volume and slightly higher price. Acquisitions added 4 percent ($98 million) and foreign currency translation had a 2 percent ($48 million) unfavorable impact. Sales for Measurement & Analytical Instrumentation increased $86 million, or 11 percent, on broad-based demand in global industrial markets. Process Control Systems & Solutions increased $16 million, or 3 percent, reflecting favorable demand for small and mid-sized projects focused on expansion and optimization of existing assets, and strong maintenance and repair demand. Valves, Actuators & Regulators increased $11 million, or 1 percent. Industrial Solutions sales increased $114 million, or 27 percent, led by the Aventics acquisition ($98 million) and favorable trends in the U.S. Underlying sales increased 8 percent in the Americas (U.S. up 7 percent), 3 percent in Europe and 8 percent in Asia, Middle East & Africa (China up 15 percent). Earnings were $407 million, an increase of $21 million, or 5 percent, due to higher volume and price, savings from cost reduction actions and lower restructuring expense of $5 million. Margin decreased 0.5 percentage points to 14.5 percent, reflecting a dilutive impact from the

Aventics acquisition of 0.6 percentage points. Leverage on higher volume and favorable price-cost were largely offset by higher investment spending and the timing of tariff mitigation actions.

COMMERCIAL & RESIDENTIAL SOLUTIONS

Three Months Ended Dec 31	2017	2018	Change
(dollars in millions)

Sales:
Climate Technologies	$922	880	(5)%
Tools & Home Products	330	458	39%
Total	$1,252	1,338	7%

Earnings:
Climate Technologies	$165	146	(12)%
Tools & Home Products	87	91	5%
Total	$252	237	(6)%
Margin	20.1%	17.7%

Commercial & Residential Solutions sales were $1.3 billion in the first quarter, up $86 million, or 7 percent compared to the prior year. Underlying sales were down 1 percent ($16 million) on lower volume. Underlying sales were negatively impacted by slower demand in China within the Climate Technologies segment, which reduced comparisons by approximately 6 percentage points. Acquisitions added 9 percent ($117 million) and foreign currency translation subtracted 1 percent ($15 million). Climate Technologies sales were $880 million in the first quarter, a decrease of $42 million, or 5 percent. HVAC sales were down sharply in Asia, reflecting slower demand in China air conditioning and heating markets, while growth in the U.S. was solid. Global cold chain sales were up moderately on solid demand in the U.S. and China. Tools & Home Products sales were $458 million in the first quarter, an increase of $128 million, or 39 percent, reflecting the tools and test acquisition, which added $107 million, and favorable trends in global professional tools markets. Food waste disposers were up moderately while wet/dry vacuums were down modestly. Overall, underlying sales increased 8 percent in the Americas (U.S. up 8 percent) and 3 percent in Europe, while Asia, Middle East & Africa decreased 23 percent (China down 30 percent). Earnings were $237 million, a decrease of $15 million, and margin declined 2.4 percentage points. The decrease was largely due to a dilutive impact from the tools and test acquisition of 0.9 percentage points and unfavorable price-cost. The impact of tariffs, unfavorable mix and deleverage on the lower volume also reduced margin, while comparisons benefited from higher warranty costs of $10 million in the prior year associated with a specific product issue.

FINANCIAL CONDITION

Key elements of the Company's financial condition for the three months ended December 31, 2018 as compared to the year ended September 30, 2018 follow.

	Sept 30, 2018		Dec 31, 2018
Working capital (in millions)	$455		(882)
Current ratio	1.1		0.9
Total debt-to-total capital	34.7%		42.0%
Net debt-to-net capital	29.1%		36.4%
Interest coverage ratio	14.2	X	13.0X
The Company's working capital decreased and debt-to-capital ratios increased primarily due to higher short-term borrowings to support accelerated share repurchases in the first quarter. The interest coverage ratio (earnings before income taxes plus interest expense, divided by interest expense) of 13.0X for the first three months of 2019 compares to 11.2X for the first three months of 2018. The increase reflects higher pretax earnings in the current year.

Operating cash flow for the first three months of 2019 was $323 million, a decrease of $124 million compared with $447 million in the prior year, due to timing of accounts payable and accruals, partially offset by higher earnings.

Free cash flow of $168 million (operating cash flow of $323 million less capital expenditures of $155 million) decreased $183 million in 2019, reflecting the decrease in operating cash flow and an increase in capital investment. Free cash flow was $351 million in 2018 (operating cash flow of $447 million less capital expenditures of $96 million). Free cash flow along with increased short-term borrowings were used to fund dividends of $305 million, common stock purchases of $786 million, repayments of long-term debt of $403 million, and acquisitions of $73 million.

In January 2019, the Company issued €500 million of 1.25% notes due October 2025 and €500 million of 2.0% notes due October 2029. The net proceeds from the sale of the notes were used to repay commercial paper borrowings and for general corporate purposes.

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

FISCAL 2019 OUTLOOK

The Company's first quarter results provided a solid start to fiscal 2019 and confirmed management's outlook for the global macroeconomic environment. Strength across the Company's global industrial end markets, including China, is expected to continue. Weakening consumer demand in China negatively impacted the Commercial & Residential Solutions business, but is expected to improve in the second half of 2019. For the full year, Automation Solutions net sales are expected to be up 7 to 10 percent, with underlying sales up 5 to 8 percent excluding a positive impact from acquisitions of approximately 4 percent and unfavorable currency translation of 2 percent. Commercial & Residential Solutions net sales are expected to be up 8 to 10 percent, with underlying sales up 3 to 5 percent excluding a positive impact from acquisitions of approximately 6 percent and unfavorable currency translation of 1 percent. Consolidated net sales are expected to be up 7 to 10 percent, with underlying sales up 4 to 7 percent excluding a positive impact from acquisitions of approximately 5 percent and unfavorable currency translation of 2 percent. Reported earnings per share are expected to be $3.60 to $3.75, while operating cash flow is expected to be approximately $3.2 billion and free cash flow, which excludes targeted capital spending of $650 million, is expected to be approximately $2.5 billion.

Statements in this report that are not strictly historical may be "forward-looking" statements, which involve risks and uncertainties, and Emerson undertakes no obligation to update any such statements to reflect later developments. These risks and uncertainties include economic and currency conditions, market demand, pricing, protection of intellectual property, cybersecurity, tariffs, competitive and technological factors, and the impact of the Tax Cuts and Jobs Act, among others, which are set forth in the “Risk Factors” of Part I, Item 1A, and the "Safe Harbor Statement" of Part II, Item 7, to the Company's Annual Report on Form 10-K for the year ended September 30, 2018 and in subsequent reports filed with the SEC, which are hereby incorporated by reference.

The United Kingdom (UK) continues to negotiate its withdrawal from the European Union (EU), commonly known as "Brexit", with a current withdrawal deadline of March 29, 2019. The Company's net sales in the UK are principally in the Automation Solutions segment and represent less than two percent of consolidated sales. Sales of products manufactured in the UK and sold within the EU are immaterial. The Company is evaluating several potential Brexit scenarios and believes the direct cost of incremental tariffs, logistics and other items would be immaterial.

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

In the first quarter of fiscal 2019, the Company successfully completed upgrades to its Oracle enterprise resource planning system across a majority of its businesses. Separately, the Company also implemented certain internal controls related to the adoption of ASC 606, Revenue from Contracts with Customers, to determine and assess the impact of the new standard on its consolidated financial statements.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities (shares in 000s).

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2018	2,960	$72.83	2,960	38,876
November 2018	4,137	$68.74	4,137	34,739
December 2018	7,351	$57.83	7,351	27,388
Total	14,448	$64.03	14,448	27,388
In November 2015, the Board of Directors authorized the purchase of up to 70 million shares, and approximately 27.4 million shares remain available.

Item 6. Exhibits

(a) Exhibits (Listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

4
Emerson agrees to furnish to the Securities and Exchange Commission, upon request, copies of any long-term debt instruments that authorize an amount of securities constituting 10 percent or less of the total assets of Emerson and its subsidiaries on a consolidated basis.

10.1	Emerson Electric Co. Restricted Shares Award Agreement

10.2	Emerson Electric Co. Restricted Stock Units Program Acceptance of Award

10.3	Emerson Electric Co. Performance Share Program Acceptance of Award

10.4
Letter Agreement effective as of October 2, 2018, by and between Emerson Electric Co. and Edward L. Monser, incorporated by reference to the Emerson Electric Co. Form 8-K filed October 5, 2018, File No. 1-278, Exhibit filed 10.1.

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

101
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the three months ended December 31, 2018 and 2017, (ii) Consolidated Statements of Comprehensive Income for the three months ended December 31, 2018 and 2017, (iii) Consolidated Balance Sheets as of September 30, 2018 and December 31, 2018, (iv) Consolidated Statements of Cash Flows for the three months ended December 31, 2018 and 2017, and (v) Notes to Consolidated Financial Statements for the three months ended December 31, 2018.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMERSON ELECTRIC CO.

By	/s/ Frank J. Dellaquila
Frank J. Dellaquila
Senior Executive Vice President and Chief Financial Officer
(on behalf of the registrant and as Chief Financial Officer)
February 6, 2019