Form 10-Q
period 2019-03-31
EMERSON ELECTRIC CO
filed 2019-05-09
CIK 32604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock of $0.50 par value per share	EMR	New York Stock Exchange Chicago Stock Exchange
1.250% Notes due 2025	EMR 25A	New York Stock Exchange
2.000% Notes due 2029	EMR 29	New York Stock Exchange

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common stock of $0.50 par value per share outstanding at April 30, 2019: 615,026,583 shares.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Consolidated Statements of Earnings
EMERSON ELECTRIC CO. & SUBSIDIARIES

Three and six months ended March 31, 2018 and 2019
(Dollars in millions, except per share amounts; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2019	2018	2019
Net sales	$4,248	4,570	8,064	8,717

Costs and expenses:
Cost of sales	2,431	2,645	4,633	5,031
Selling, general and administrative expenses	1,035	1,145	2,030	2,222
Other deductions, net	88	57	166	107
Interest expense (net of interest income of $14, $7, $25 and $12, respectively)	36	48	74	91

Earnings before income taxes	658	675	1,161	1,266

Income taxes	169	150	278	274

Net earnings	489	525	883	992

Less: Noncontrolling interests in earnings of subsidiaries	7	5	9	7

Net earnings common stockholders	$482	520	874	985

Basic earnings per share common stockholders	$0.76	0.85	1.37	1.59

Diluted earnings per share common stockholders	$0.76	0.84	1.37	1.58

Cash dividends per common share	$0.485	0.49	0.97	0.98

 See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
EMERSON ELECTRIC CO. & SUBSIDIARIES

Three and six months ended March 31, 2018 and 2019
(Dollars in millions; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2019	2018	2019
Net earnings	$489	525	883	992

Other comprehensive income (loss), net of tax:
Foreign currency translation	148	88	155	53
Pension and postretirement	22	12	45	25
Cash flow hedges	(5)	25	(8)	10
Total other comprehensive income	165	125	192	88

Comprehensive income	654	650	1,075	1,080

Less: Noncontrolling interests in comprehensive income of subsidiaries	7	6	9	8
Comprehensive income common stockholders	$647	644	1,066	1,072

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
EMERSON ELECTRIC CO. & SUBSIDIARIES

(Dollars and shares in millions, except per share amounts; unaudited)

	Sept 30, 2018	Mar 31, 2019
ASSETS
Current assets
Cash and equivalents	$1,093	1,384
Receivables, less allowances of $113 and $105, respectively	3,023	2,911
Inventories	1,813	2,073
Other current assets	690	784
Total current assets	6,619	7,152

Property, plant and equipment, net	3,562	3,615
Other assets
Goodwill	6,455	6,509
Other intangible assets	2,751	2,701
Other	1,003	1,094
Total other assets	10,209	10,304
Total assets	$20,390	21,071

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current maturities of long-term debt	$1,623	2,551
Accounts payable	1,943	1,730
Accrued expenses	2,534	2,349
Income taxes	64	84
Total current liabilities	6,164	6,714

Long-term debt	3,137	3,786

Other liabilities	2,099	1,999

Equity
Common stock, $0.50 par value; authorized, 1,200.0 shares; issued, 953.4 shares; outstanding, 629.2 shares and 614.8 shares, respectively	477	477
Additional paid-in-capital	348	380
Retained earnings	23,072	23,475
Accumulated other comprehensive income (loss)	(1,015)	(928)
Cost of common stock in treasury, 324.2 shares and 338.5 shares, respectively	(13,935)	(14,878)
Common stockholders’ equity	8,947	8,526
Noncontrolling interests in subsidiaries	43	46
Total equity	8,990	8,572
Total liabilities and equity	$20,390	21,071

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
EMERSON ELECTRIC CO. & SUBSIDIARIES

Six months ended March 31, 2018 and 2019
(Dollars in millions; unaudited)

	Six Months Ended
	March 31,
	2018	2019
Operating activities
Net earnings	$883	992
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	378	406
Changes in operating working capital	(363)	(530)
Other, net	46	(12)
Cash provided by operating activities	944	856

Investing activities
Capital expenditures	(194)	(274)
Purchases of businesses, net of cash and equivalents acquired	(770)	(243)
Divestitures of businesses	221	5
Other, net	(42)	(65)
Cash used in investing activities	(785)	(577)

Financing activities
Net increase in short-term borrowings	782	851
Proceeds from long-term debt	—	1,135
Payments of long-term debt	(251)	(406)
Dividends paid	(618)	(607)
Purchases of common stock	(750)	(1,000)
Other, net	(6)	29
Cash provided by (used in) financing activities	(843)	2

Effect of exchange rate changes on cash and equivalents	66	10
Increase (decrease) in cash and equivalents	(618)	291
Beginning cash and equivalents	3,062	1,093
Ending cash and equivalents	$2,444	1,384

Changes in operating working capital
Receivables	$80	175
Inventories	(172)	(205)
Other current assets	(12)	(82)
Accounts payable	(161)	(211)
Accrued expenses	(149)	(222)
Income taxes	51	15
Total changes in operating working capital	$(363)	(530)

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

On October 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers, which updated and consolidated revenue recognition guidance from multiple sources into a single, comprehensive standard to be applied for all contracts with customers. The fundamental principle of the revised standard is to recognize revenue based on the transfer of goods and services to customers at the amount the Company expects to be entitled to in exchange for those goods and services. The Company adopted the new standard using the modified retrospective approach and applied the guidance to open contracts which were not completed at the date of adoption. The cumulative effect of adoption resulted in a $25 increase to beginning retained earnings as of October 1, 2018. This increase primarily relates to contracts where a portion of revenue for delivered goods or services was previously deferred due to contingent payment terms. The adoption of ASC 606 did not materially impact the Company's consolidated financial statements as of and for the three and six months ended March 31, 2019.

In the first quarter of fiscal 2019, the Company adopted updates to ASC 715, Compensation - Retirement Benefits, which permit only the service cost component of net periodic pension and postretirement expense to be reported with compensation costs, while all other components are required to be reported separately in other deductions. These updates were adopted retrospectively and resulted in the reclassification of income for the three and six months ended March 31, 2018 of $11 and $21, respectively, from cost of sales and SG&A to other deductions, net. Segment earnings were not impacted by the updates to ASC 715.

(2) REVENUE RECOGNITION

Emerson is a global manufacturer that combines technology and engineering to provide innovative solutions to its customers, largely in the form of tangible products. The Company evaluates its contracts with customers to identify the promised goods or services and recognizes revenue for the identified performance obligations at the amount the Company expects to be entitled to in exchange for those goods or services. A performance obligation is a promise in a contract to transfer a distinct good or service to a customer. Revenue is recognized when, or as, performance obligations are satisfied and control has transferred to the customer, typically when products are shipped or delivered, title and risk of loss pass to the customer, and the Company has a present right to payment. The vast majority of the Company's revenues relate to a broad offering of manufactured products which are recognized at the point in time when control transfers, generally in accordance with shipping terms. A portion of the Company's revenues relate to the sale of software and post-contract customer support, parts and labor for repairs, and engineering services. In limited circumstances, contracts include multiple performance obligations, where revenue is recognized separately for each good or service, as well as contracts where revenue is recognized over time as control transfers to the customer.

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

	Sept 30, 2018	Mar 31, 2019
Unbilled receivables (contract assets)	$321	426
Customer advances (contract liabilities)	(510)	(532)
Net contract liabilities	$(189)	(106)

The majority of the Company's contract balances relate to arrangements where revenue is recognized over time and payments from customers are made according to a contractual billing schedule. The decrease in net contract liabilities was due to revenue recognized for performance completed during the period which exceeded customer billings. Revenue recognized for the three and six months ended March 31, 2019 included approximately $105 and $325, respectively, that was included in the beginning contract liability balance. No other factors materially impacted the change in net contract liabilities. Revenue recognized for the six months ended March 31, 2019 for performance obligations that were fully satisfied in previous periods, including cumulative catchup adjustments on the Company's long-term contracts, was not material.

As of March 31, 2019, the Company's backlog relating to unsatisfied (or partially unsatisfied) performance obligations in contracts with its customers was approximately $5.6 billion. The Company expects to recognize approximately 85 percent of its remaining performance obligations as revenue over the next 12 months, with the remainder substantially over the subsequent two years thereafter.

See Note 12 for additional information about the Company's revenues.

(3) WEIGHTED-AVERAGE COMMON SHARES

Reconciliations of weighted-average shares for basic and diluted earnings per common share follow. Earnings allocated to participating securities were inconsequential.

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2019	2018	2019

Basic shares outstanding	632.6	614.0	635.4	619.0
Dilutive shares	3.4	4.1	2.9	3.9
Diluted shares outstanding	636.0	618.1	638.3	622.9

(4) OTHER FINANCIAL INFORMATION

	Sept 30, 2018	Mar 31, 2019
Inventories
Finished products	$592	684
Raw materials and work in process	1,221	1,389
Total	$1,813	2,073

Property, plant and equipment, net
Property, plant and equipment, at cost	$8,370	8,634
Less: Accumulated depreciation	4,808	5,019
Total	$3,562	3,615

Goodwill by business segment
Automation Solutions	$5,355	5,421

Climate Technologies	670	672
Tools & Home Products	430	416
Commercial & Residential Solutions	1,100	1,088

Total	$6,455	6,509

Other intangible assets
Gross carrying amount	$4,667	4,787
Less: Accumulated amortization	1,916	2,086
Net carrying amount	$2,751	2,701
Other intangible assets include customer relationships of $1,445 and $1,517 as of March 31, 2019 and September 30, 2018, respectively.

Other assets include the following:
Pension assets	$591	673
Asbestos-related insurance receivables	$124	118
Deferred income taxes	$74	83

	Sept 30, 2018	Mar 31, 2019
Accrued expenses include the following:
Employee compensation	$629	525
Customer advances	$510	532
Product warranty	$124	119

Other liabilities
Pension and postretirement liabilities	$625	624
Deferred income taxes	484	483
Asbestos litigation	334	328
Other	656	564
Total	$2,099	1,999

(5) FINANCIAL INSTRUMENTS

Following is a discussion regarding the Company’s use of financial instruments:
Hedging Activities – As of March 31, 2019, the notional amount of foreign currency hedge positions was approximately $2.3 billion, and commodity hedge contracts totaled approximately $118 (primarily 45 million pounds of copper and aluminum). All derivatives receiving hedge accounting are cash flow hedges. The majority of hedging gains and losses deferred as of March 31, 2019 are expected to be recognized over the next 12 months as the underlying forecasted transactions occur. Gains and losses on foreign currency derivatives reported in Other deductions, net reflect hedges of balance sheet exposures that do not receive hedge accounting. The following gains and losses are included in earnings and other comprehensive income (OCI) for the three and six months ended March 31, 2019 and 2018:

		Into Earnings				Into OCI
		2nd Quarter		Six Months		2nd Quarter		Six Months
Gains (Losses)	Location	2018	2019	2018	2019	2018	2019	2018	2019
Commodity	Cost of sales	$6	(3)	11	(6)	(9)	10	4	3
Foreign currency	Sales, cost of sales	—	4	—	6	8	22	(4)	10
Foreign currency	Other deductions, net	(12)	29	(12)	40
Total		$(6)	30	(1)	40	(1)	32	—	13
Regardless of whether derivatives receive hedge accounting, the Company expects hedging gains or losses to be essentially offset by losses or gains on the related underlying exposures. The amounts ultimately recognized will differ from those presented above for open positions, which remain subject to ongoing market price fluctuations until settlement. Derivatives receiving hedge accounting are highly effective and no amounts were excluded from the assessment of hedge effectiveness, including for the net investment hedge described below. Hedge ineffectiveness was immaterial for the three and six months ended March 31, 2019 and 2018.
Net Investment Hedge – In January 2019, the Company issued €500 of 1.25% notes due October 2025 and €500 of 2.0% notes due October 2029. The net proceeds from the sale of the notes were used to repay commercial paper borrowings and for general corporate purposes. The euro notes reduce foreign currency risk associated with the Company's international subsidiaries that use the euro as their functional currency and have been designated as a hedge of a portion of the investment in these operations. A pretax gain of $6 ($5 after-tax) was recognized in other comprehensive income (loss) for the three months ended March 31, 2019 related to the net investment hedge. Amounts deferred in accumulated other comprehensive income (loss) will remain until the hedged investment is sold or substantially liquidated.
Fair Value Measurement – Valuations for all derivatives and the Company's long-term debt fall within Level 2 of the GAAP valuation hierarchy. As of March 31, 2019, the fair value of long-term debt was $4.9 billion, which exceeded the carrying value by $306.

The fair values of commodity and foreign currency contracts were reported in other current assets and accrued expenses as summarized below:

	September 30, 2018		March 31, 2019
	Assets	Liabilities	Assets	Liabilities
Commodity	$1	10	4	3
Foreign Currency	$35	11	28	15
Counterparties to derivatives arrangements are companies with investment-grade credit ratings. The Company has bilateral collateral arrangements with counterparties with credit rating-based posting thresholds that vary depending on the arrangement. If credit ratings on the Company's debt fall below pre-established levels, counterparties can require immediate full collateralization of all derivatives in net liability positions. The maximum amount that could potentially have been required was $7. The Company also can demand full collateralization of derivatives in net asset positions should any counterparty credit ratings fall below certain thresholds. No collateral was posted with counterparties and none was held by the Company as of March 31, 2019.

(6) EQUITY

The change in equity for the three and six months ended March 31, 2018 and 2019 is shown below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2019	2018	2019

Common stock	$477	477	477	477

Additional paid-in-capital
Beginning balance	306	375	297	348
Stock plans	17	5	26	32
Ending balance	323	380	323	380

Retained earnings
Beginning balance	22,079	23,252	21,995	23,072
Net earnings common stockholders	482	520	874	985
Dividends paid	(307)	(302)	(618)	(607)
Adoption of accounting standard updates	—	5	3	25
Ending balance	22,254	23,475	22,254	23,475

Accumulated other comprehensive income (loss)
Beginning balance	(992)	(1,052)	(1,019)	(1,015)
Foreign currency translation	148	87	155	52
Pension and postretirement	22	12	45	25
Cash flow hedges	(5)	25	(8)	10
Ending balance	(827)	(928)	(827)	(928)

Treasury stock
Beginning balance	(13,521)	(14,816)	(13,032)	(13,935)
Purchases	(250)	(75)	(750)	(1,000)
Issued under stock plans	36	13	47	57
Ending balance	(13,735)	(14,878)	(13,735)	(14,878)

Common stockholders' equity	8,492	8,526	8,492	8,526

Noncontrolling interests in subsidiaries
Beginning balance	39	40	52	43
Net earnings	7	5	9	7
Other comprehensive income	—	1	—	1
Dividends paid	(1)	—	(16)	(5)
Ending balance	45	46	45	46

Total equity	$8,537	8,572	8,537	8,572

(7) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Activity in Accumulated other comprehensive income (loss) for the three and six months ended March 31, 2018 and 2019 is shown below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2019	2018	2019
Foreign currency translation
Beginning balance	$(362)	(635)	(369)	(600)
Other comprehensive income (loss) before reclassifications	148	87	172	52
Reclassified to gain/loss on sale of business	—	—	(17)	—
Ending balance	(214)	(548)	(214)	(548)

Pension and postretirement
Beginning balance	(639)	(407)	(662)	(420)
Amortization of deferred actuarial losses into earnings	22	12	45	25
Ending balance	(617)	(395)	(617)	(395)

Cash flow hedges
Beginning balance	9	(10)	12	5
Deferral of gains (losses) arising during the period	(1)	24	—	10
Reclassification of realized (gains) losses to sales and cost of sales	(4)	1	(8)	—
Ending balance	4	15	4	15

Accumulated other comprehensive income (loss)	$(827)	(928)	(827)	(928)

Activity above is shown net of income taxes for the three and six months ended March 31, 2019 and 2018, respectively, as follows: foreign currency translation: $(1), $-, $(1), and $-; amortization of pension and postretirement deferred actuarial losses: $(4), $(8), $(8), and $(16); deferral of cash flow hedging gains (losses): $(8), $-, $(3), and $-; reclassification of realized cash flow hedging (gains) losses: $-, $2, $-, and $3.

(8) PENSION & POSTRETIREMENT PLANS

Total periodic pension and postretirement (income) expense is summarized below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2019	2018	2019
Service cost	$19	18	38	36
Interest cost	47	50	93	100
Expected return on plan assets	(88)	(88)	(175)	(176)
Net amortization	30	16	61	33
Total	$8	(4)	17	(7)

(9) OTHER DEDUCTIONS, NET

Other deductions, net are summarized below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2019	2018	2019

Amortization of intangibles	$51	60	107	117
Restructuring costs	9	10	24	20
Other	28	(13)	35	(30)
Total	$88	57	166	107

The increase in amortization for the three and six months ended March 31, 2019 is due to higher intangibles amortization of $13 and $29, respectively, which largely relates to acquisitions completed in 2018, partially offset by backlog amortization of $4 and $19, respectively, incurred in the prior year related to the valves & controls acquisition. In the second quarter of 2019, Other included lower acquisition/divestiture-related costs of $33 and a favorable impact on comparisons from pensions of $11. On a year-to-date basis, Other reflects lower acquisition/divestiture-related costs of $35, pension expenses of $22 and foreign currency transactions of $10.

(10) RESTRUCTURING COSTS

Restructuring expense reflects costs associated with the Company’s ongoing efforts to improve operational efficiency and deploy assets globally in order to remain competitive on a worldwide basis. Costs for the three and six months ended March 31, 2019 largely relate to restructuring of the global cost structure consistent with the current level of economic activity, as well as the redeployment of resources for future growth.

Restructuring expense by business segment follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2019	2018	2019

Automation Solutions	$7	6	17	11

Climate Technologies	2	1	7	4
Tools & Home Products	—	2	—	4
Commercial & Residential Solutions	2	3	7	8

Corporate	—	1	—	1

Total	$9	10	24	20

Details of the change in the liability for restructuring costs during the six months ended March 31, 2019 follow:

	Sept 30, 2018	Expense	Utilized/Paid	Mar 31, 2019

Severance and benefits	$46	10	22	34
Lease and other contract terminations	3	—	1	2
Asset write-downs	—	2	2	—
Vacant facility and other shutdown costs	3	4	5	2
Start-up and moving costs	—	4	4	—
Total	$52	20	34	38

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

Given the complexities associated with the Act, additional regulatory guidance is expected to be issued. Recently, the U.S. Treasury and Internal Revenue Service released proposed regulations relating to the utilization of foreign tax credits, the calculation of global intangible low-taxed income, and other provisions of the Act. The proposed regulations were subject to a comment period and final regulations are expected to be issued after consideration of comments received. The Company will include the effects of any final regulations, as well as any additional guidance or legislative changes, in the period they are issued. In the second quarter of fiscal 2019, the Company recorded a $13 tax benefit due to the issuance of final regulations related to the one-time tax on deemed repatriation, which was unrelated to the $100 benefit described above.

Income taxes were $150 in the second quarter of 2019 and $169 in 2018, resulting in effective tax rates of 22 percent and 26 percent, respectively. The effective tax rates in both years reflect the lower U.S. corporate income tax rate as a result of the Act. The current year rate also included the impact of the $13 tax benefit discussed above.

Income taxes were $274 for the first six months of 2019 and $278 for 2018, resulting in effective tax rates of 22 percent and 24 percent, respectively. The effective tax rates in both years reflect the lower U.S. corporate income tax rate as a result of the Act. The current year rate also included favorable discrete items, which reduced the rate approximately 2 percentage points, while the prior year rate included the $43 net tax benefit discussed above.

(12) BUSINESS SEGMENTS

Summarized information about the Company's results of operations by business segment follows:

	Three Months Ended March 31,				Six Months Ended March 31,
	Sales		Earnings		Sales		Earnings
	2018	2019	2018	2019	2018	2019	2018	2019

Automation Solutions	$2,771	3,010	436	444	5,343	5,809	822	851

Climate Technologies	1,128	1,092	253	226	2,050	1,972	418	372
Tools & Home Products	355	469	96	102	685	927	183	193
Commercial & Residential Solutions	1,483	1,561	349	328	2,735	2,899	601	565

Differences in accounting methods			55	65			106	124
Corporate and other			(146)	(114)			(294)	(183)
Eliminations/Interest	(6)	(1)	(36)	(48)	(14)	9	(74)	(91)
Total	$4,248	4,570	658	675	8,064	8,717	1,161	1,266

The decrease in Corporate and other for the second quarter of 2019 was primarily due to lower acquisition/divestiture-related costs of $33. On a year-to-date basis, Corporate and other also included lower incentive stock compensation of $49, reflecting a decreasing stock price in the current year compared to an increasing stock price in the prior year, while the prior year included valves & controls first year acquisition accounting charges of $10 related to inventory and $19 for backlog amortization.
Automation Solutions sales by major product offering are summarized below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2019	2018	2019

Measurement & Analytical Instrumentation	$860	927	$1,632	1,785
Valves, Actuators & Regulators	921	937	1,784	1,811
Industrial Solutions	484	574	912	1,116
Process Control Systems & Solutions	506	572	1,015	1,097
Automation Solutions	$2,771	3,010	$5,343	5,809

Segment sales by geographic destination are summarized below:

	Three Months Ended March 31,
	2018			2019
	Automation Solutions	Commercial & Residential Solutions	Total	Automation Solutions	Commercial & Residential Solutions	Total

Americas	$1,372	983	2,355	1,523	1,082	2,605
Asia, Middle East & Africa	868	340	1,208	910	285	1,195
Europe	531	160	691	577	194	771
Total	$2,771	1,483	4,254	3,010	1,561	4,571

	Six Months Ended March 31,
	2018			2019
	Automation Solutions	Commercial & Residential Solutions	Total	Automation Solutions	Commercial & Residential Solutions	Total

Americas	$2,658	1,761	4,419	2,928	1,989	4,917
Asia, Middle East & Africa	1,658	688	2,346	1,751	550	2,301
Europe	1,027	286	1,313	1,130	360	1,490
Total	$5,343	2,735	8,078	5,809	2,899	8,708

(13) ACQUISITIONS AND DIVESTITURES

During the first six months of 2019, the Company acquired six businesses in the Automation Solutions segment for $243, net of cash acquired, which included the acquisition of Machine Automation Solutions (General Electric's former Intelligent Platforms business). These six businesses had combined annual sales of approximately $240.

On July 17, 2018, the Company completed the acquisition of Aventics, a global provider of smart pneumatics technologies that power machine and factory automation applications, for $622, net of cash acquired. This business, which has annual sales of approximately $425, is reported in the Industrial Solutions product offering in the Automation Solutions segment. The Company recognized goodwill of $354 ($20 of which is expected to be tax deductible), and identifiable intangible assets of $278, primarily intellectual property and customer relationships with a weighted-average useful life of approximately 12 years.

On July 2, 2018, the Company completed the acquisition of Textron's tools and test equipment business for $810, net of cash acquired. This business, with annual sales of approximately $470, is a manufacturer of electrical and utility tools, diagnostics, and test and measurement instruments, and is reported in the Tools & Home products segment. The Company recognized goodwill of $361 ($17 of which is expected to be tax deductible), and identifiable intangible assets of $358, primarily intellectual property and customer relationships with a weighted-average useful life of approximately 14 years.

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

	Three Months Ended	Six Months Ended
	March 31, 2018

Net sales	$4,501	$8,588
Net earnings common stockholders	$493	$903
Diluted earnings per share	$0.77	$1.41

Items 2 and 3.

Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Net sales for the second quarter of 2019 were $4.6 billion, up 8 percent, supported by acquisitions which added 6 percent, and adversely affected by foreign currency translation which deducted 2 percent. Underlying sales, which exclude foreign currency translation, acquisitions and divestitures, increased 4 percent, reflecting broad-based global demand in energy-related and global industrial markets, steady growth in North American air conditioning markets, and favorable global trends for professional tools.
Net earnings common stockholders were $520 million, up 8 percent, and diluted earnings per share were $0.84, up 11 percent.
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31

Following is an analysis of the Company’s operating results for the second quarter ended March 31, 2019, compared with the second quarter ended March 31, 2018.

	2018	2019	Change
(dollars in millions, except per share amounts)

Net sales	$4,248	4,570	8%
Gross profit	$1,817	1,925	6%
Percent of sales	42.8%	42.1%

SG&A	$1,035	1,145	11%
Percent of sales	24.4%	25.0%
Other deductions, net	$88	57
Interest expense, net	$36	48

Earnings before income taxes	$658	675	3%
Percent of sales	15.5%	14.8%
Net earnings common stockholders	$482	520	8%
Percent of sales	11.4%	11.4%

Diluted earnings per share	$0.76	0.84	11%

Net sales for the second quarter of 2019 were $4.6 billion, an increase of $322 million, or 8 percent compared with $4.2 billion in 2018. Underlying sales increased 4 percent ($169 million) on higher volume and slightly higher price. Acquisitions added 6 percent ($256 million) and foreign currency translation subtracted 2 percent ($103 million). Underlying sales increased 5 percent in the U.S. and 3 percent internationally. The Americas was up 7 percent and Europe was up 2 percent, while Asia, Middle East & Africa was flat (China up 2 percent, versus up 21 percent in 2018). Sales increased $239 million in Automation Solutions, supported by acquisitions and continued broad-based global demand. Commercial & Residential Solutions sales increased $78 million due to acquisitions, partially offset by slower demand in Asia, Middle East & Africa.

Cost of sales for the second quarter of 2019 were $2.6 billion, an increase of $214 million compared with $2.4 billion in 2018, primarily due to acquisitions and higher volume partially offset by the impact of foreign currency translation. Gross margin of 42.1 percent decreased 0.7 percentage points, reflecting unfavorable mix and first year acquisition accounting charges related to inventory of $7 million.

Selling, general and administrative (SG&A) expenses of $1.1 billion increased $110 million compared with the prior year, primarily due to acquisitions and higher volume. SG&A as a percent of sales increased 0.6 percentage points to 25.0 percent, primarily due to acquisitions, which negatively impacted comparisons by 0.4 percentage points. Higher investment spending and higher incentive stock compensation of $14 million were partially offset by leverage on higher volume.

Other deductions, net were $57 million in 2019, a decrease of $31 million compared with the prior year, reflecting lower acquisition/divestiture-related costs of $33 million and a favorable impact from pensions of $11 million, partially offset by higher intangibles amortization of $9 million. See Note 9.

Pretax earnings of $675 million increased $17 million, or 3 percent. Earnings increased $8 million in Automation Solutions and decreased $21 million in Commercial & Residential Solutions, while Corporate and other expense decreased $32 million. See Note 12 and the following Business Segments discussion.

Income taxes were $150 million for 2019 and $169 million for 2018, resulting in effective tax rates of 22 percent and 26 percent, respectively. The effective tax rates in both years reflect the lower U.S. corporate income tax rate as a result of the Tax Cuts and Jobs Act (the "Act"). The current year rate also included a tax benefit of $13 million due to the issuance of final regulations related to the one-time tax on deemed repatriation. The effective tax rate for full year 2019 is currently expected to be approximately 23 percent.

Given the complexities associated with the Act, additional regulatory guidance is expected to be issued. The Company will include the effects of any final regulations, as well as any additional guidance or legislative changes, in the period they are issued. See Note 11.

Net earnings common stockholders in the second quarter of 2019 were $520 million, up 8 percent, compared with $482 million in the prior year, and earnings per share were $0.84, up 11 percent, compared with $0.76 in 2018.

Business Segments
Following is an analysis of operating results for the Company’s business segments for the second quarter ended March 31, 2019, compared with the second quarter ended March 31, 2018. The Company defines segment earnings as earnings before interest and taxes. See Note 12 for a discussion of the Company's business segments.

AUTOMATION SOLUTIONS

Three Months Ended Mar 31	2018	2019	Change
(dollars in millions)

Sales	$2,771	3,010	9%
Earnings	$436	444	2%
Margin	15.7%	14.8%

Sales by Major Product Offering
Measurement & Analytical Instrumentation	$860	927	8%
Valves, Actuators & Regulators	921	937	2%
Industrial Solutions	484	574	19%
Process Control Systems & Solutions	506	572	13%
Total	$2,771	3,010	9%

Automation Solutions sales were $3.0 billion in the second quarter, an increase of $239 million, or 9 percent. Underlying sales increased 7 percent ($175 million) on higher volume and slightly higher price. Acquisitions added 5 percent ($143 million) and foreign currency translation had a 3 percent ($79 million) unfavorable impact. Sales for Measurement & Analytical Instrumentation increased $67 million, or 8 percent, on continued broad-based demand in global industrial markets. Valves, Actuators & Regulators increased $16 million, or 2 percent, due to favorable global oil and gas demand. Industrial Solutions sales increased $90 million, or 19 percent, due to the Aventics acquisition ($99 million). Process Control Systems & Solutions increased $66 million, or 13 percent, due to the Machine Automation Solutions acquisition ($44 million), continued favorable demand for small and mid-sized projects focused on expansion and optimization of existing assets, and strong maintenance and repair demand. Underlying sales increased 9 percent in the Americas (U.S. up 7 percent), 1 percent in Europe and 6 percent in Asia, Middle East & Africa (China up 11 percent). Earnings were $444 million, an increase of $8 million, or 2 percent, due to higher volume and price. Margin decreased 0.9 percentage points to 14.8 percent, reflecting a dilutive impact from acquisitions of 0.8 percentage points and unfavorable foreign currency transactions of 0.2 percentage points. Leverage on higher volume and favorable price-cost were offset by higher investment spending and unfavorable mix.

COMMERCIAL & RESIDENTIAL SOLUTIONS

Three Months Ended Mar 31	2018	2019	Change
(dollars in millions)

Sales:
Climate Technologies	$1,128	1,092	(3)%
Tools & Home Products	355	469	32%
Total	$1,483	1,561	5%

Earnings:
Climate Technologies	$253	226	(10)%
Tools & Home Products	96	102	5%
Total	$349	328	(6)%
Margin	23.6%	21.0%

Commercial & Residential Solutions sales were $1.6 billion in the second quarter, up $78 million, or 5 percent compared to the prior year. Acquisitions added 7 percent ($108 million) and foreign currency translation subtracted 2 percent ($24 million). Underlying sales decreased $6 million as lower volume was largely offset by higher price. Climate Technologies sales were $1.1 billion in the second quarter, a decrease of $36 million, or 3 percent. HVAC sales were down sharply in Asia, Middle East & Africa, while growth in the U.S. was solid. Cold chain sales were down modestly on lower global demand. Tools & Home Products sales were $469 million in the second quarter, an increase of $114 million, or 32 percent, reflecting the tools and test acquisition, which added $108 million, and favorable trends in global professional tools markets. Food waste disposers were down slightly while wet/dry vacuums were up modestly. Overall, underlying sales increased 4 percent in the Americas (U.S. up 3 percent) and 2 percent in Europe, while Asia, Middle East & Africa decreased 15 percent (China down 16 percent). Earnings were $328 million, a decrease of $21 million, and margin declined 2.6 percentage points, primarily due to a dilutive impact from the tools and test acquisition of 1.1 percentage points and unfavorable business mix of 0.8 percentage points. Deleverage on lower volume in the Climate Technologies segment also reduced margin, partially offset by favorable price-cost due to pricing actions effective in the second quarter.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31

Following is an analysis of the Company’s operating results for the six months ended March 31, 2019, compared with the six months ended March 31, 2018.

	2018	2019	Change
(dollars in millions, except per share amounts)

Net sales	$8,064	8,717	8%
Gross profit	$3,431	3,686	7%
Percent of sales	42.5%	42.3%

SG&A	$2,030	2,222	9%
Percent of sales	25.1%	25.5%
Other deductions, net	$166	107
Interest expense, net	$74	91

Earnings before income taxes	$1,161	1,266	9%
Percent of sales	14.4%	14.5%
Net earnings common stockholders	$874	985	13%
Percent of sales	10.8%	11.3%

Diluted earnings per share	$1.37	1.58	15%

Net sales for the first six months of 2019 were $8.7 billion, an increase of $653 million, or 8 percent compared with $8.1 billion in 2018. Underlying sales were up 4 percent ($331 million) on higher volume and slightly higher price. Acquisitions added 6 percent ($488 million) and foreign currency translation subtracted 2 percent ($166 million). Underlying sales increased 6 percent in the U.S. and 2 percent internationally. The Americas was up 7 percent and Europe was up 2 percent, while Asia, Middle East & Africa was down 1 percent (China down 1 percent). Sales increased $466 million in Automation Solutions, supported by acquisitions and broad-based demand across energy-related and general industrial markets. Commercial & Residential Solutions sales increased $164 million due to acquisitions, partially offset by slower demand in Asia, Middle East & Africa, particularly in China air conditioning and heating markets.

Cost of sales for 2019 were $5.0 billion, an increase of $398 million versus $4.6 billion in 2018, primarily due to acquisitions and higher volume, partially offset by the impact of foreign currency translation. Gross margin decreased 0.2 percentage points to 42.3 percent, reflecting unfavorable mix, partially offset by savings from cost reduction actions.

SG&A expenses of $2.2 billion increased $192 million primarily due to acquisitions and higher volume. SG&A as a percent of sales increased to 25.5 percent due to the impact of acquisitions, which negatively impacted comparisons by 0.4 percentage points. Higher investment spending was offset by lower incentive stock compensation of $49 million, reflecting a decreasing stock price in the current year compared to an increasing stock price in the prior year, and leverage on higher volume.

Other deductions, net were $107 million in 2019, a decrease of $59 million compared with the prior year, reflecting lower acquisition/divestiture-related costs of $35 million, pension expenses of $22 million and foreign currency transactions of $10 million, partially offset by higher intangibles amortization of $10 million. See Note 9.

Pretax earnings of $1.3 billion increased $105 million, or 9 percent. Earnings increased $29 million in Automation Solutions and decreased $36 million in Commercial & Residential Solutions, while Corporate and other expense decreased $111 million. See Note 12 and the following Business Segments discussion.

Income taxes were $274 million for 2019 and $278 million for 2018, resulting in effective tax rates of 22 percent and 24 percent, respectively. The effective tax rates in both years reflect the lower U.S. corporate income tax rate as a result of the Tax Cuts and Jobs Act (the "Act"). The current year rate also included favorable discrete items which reduced the rate 2 percentage points (including a 1 percentage point impact due to the Act), while the prior year rate included a net tax benefit of $43 million due to impacts of the Act.

Net earnings common stockholders in 2019 were $985 million, up 13 percent, compared with $874 million in the prior year, and earnings per share were $1.58, up 15 percent compared with $1.37 in 2018.

Business Segments
Following is an analysis of operating results for the Company’s business segments for the six months ended March 31, 2019, compared with the six months ended March 31, 2018. The Company defines segment earnings as earnings before interest and taxes.

AUTOMATION SOLUTIONS

Six Months Ended Mar 31	2018	2019	Change
(dollars in millions)
Sales	$5,343	5,809	9%
Earnings	$822	851	4%
Margin	15.4%	14.7%

Sales by Major Product Offering
Measurement & Analytical Instrumentation	$1,632	1,785	9%
Valves, Actuators & Regulators	1,784	1,811	1%
Industrial Solutions	912	1,116	22%
Process Control Systems & Solutions	1,015	1,097	8%
Total	$5,343	5,809	9%

Automation Solutions sales were $5.8 billion in the first six months of 2019, an increase of $466 million, or 9 percent. Underlying sales increased 7 percent ($352 million) on higher volume and slightly higher price. Acquisitions added 5 percent ($241 million) and foreign currency translation had a 3 percent ($127 million) unfavorable impact. Sales for Measurement & Analytical Instrumentation increased $153 million, or 9 percent, on broad-based demand in global industrial markets. Valves, Actuators & Regulators increased $27 million, or 1 percent, on favorable global oil and gas demand. Industrial Solutions sales increased $204 million, or 22 percent, due to the Aventics acquisition ($197 million) and favorable demand in the U.S. Process Control Systems & Solutions increased $82 million, or 8 percent, due to the Machine Automation Solutions acquisition ($44 million), favorable demand for small and mid-sized projects focused on expansion and optimization of existing assets, and strong maintenance and repair demand. Underlying sales increased 8 percent in the Americas (U.S. up 7 percent), 2 percent in Europe and 7 percent in Asia, Middle East & Africa (China up 13 percent). Earnings were $851 million, an increase of $29 million, or 4 percent, driven by higher volume and price. Margin decreased to 14.7 percent, reflecting a dilutive impact from acquisitions of 0.7 percentage points. Leverage on the higher volume and favorable price-cost were largely offset by higher investment spending.

COMMERCIAL & RESIDENTIAL SOLUTIONS

Six Months Ended Mar 31	2018	2019	Change
(dollars in millions)

Sales:
Climate Technologies	$2,050	1,972	(4)%
Tools & Home Products	685	927	35%
Total	$2,735	2,899	6%

Earnings:
Climate Technologies	$418	372	(11)%
Tools & Home Products	183	193	5%
Total	$601	565	(6)%
Margin	22.0%	19.5%

Commercial & Residential Solutions sales were $2.9 billion in the first six months of 2019, an increase of $164 million, or 6 percent compared to the prior year. Underlying sales were down 1 percent ($22 million) on lower volume partially offset by higher price. Acquisitions added 8 percent ($225 million) and foreign currency translation subtracted 1 percent ($39 million). Climate Technologies sales were $2.0 billion in the first six months of 2019, a decrease of $78 million, or 4 percent. HVAC sales were down sharply in Asia, Middle East & Africa, particularly in China air conditioning and heating markets, while growth in the U.S. was solid. Global cold chain sales were up slightly on modest growth in the U.S., while demand in Asia decreased moderately. Tools & Home Products sales were $927 million in the first six months of 2019, up $242 million, or 35 percent compared to the prior year, reflecting the tools and test acquisition, which added $215 million, and favorable trends in global professional tools markets. Food waste disposers were up modestly while wet/dry vacuums were up slightly. Overall, underlying sales increased 6 percent in the Americas (U.S. up 5 percent) and 3 percent in Europe, while Asia, Middle East & Africa decreased 19 percent (China down 24 percent). Earnings were $565 million, down 6 percent compared to the prior year, and margin declined 2.5 percentage points, primarily due to a dilutive impact from the tools and test acquisition of 1.0 percentage points and unfavorable mix of 0.6 percentage points. Deleverage on lower volume in the Climate Technologies segment also reduced margin, while comparisons benefited from higher warranty costs of $10 million in the prior year associated with a specific product issue.

FINANCIAL CONDITION

Key elements of the Company's financial condition for the six months ended March 31, 2019 as compared to the year ended September 30, 2018 follow.

	Sept 30, 2018		Mar 31, 2019
Working capital (in millions)	$455		438
Current ratio	1.1		1.1
Total debt-to-total capital	34.7%		42.6%
Net debt-to-net capital	29.1%		36.7%
Interest coverage ratio	14.2	X	13.3X
The Company's debt-to-capital ratios increased primarily due to higher short-term borrowings to support accelerated share repurchases completed in the second quarter of 2019. The interest coverage ratio (earnings before income taxes plus interest expense, divided by interest expense) of 13.3X for the first six months of 2019 compares to 12.7X for the first six months of 2018. The increase reflects higher pretax earnings in the current year.

In January 2019, the Company issued €500 million of 1.25% notes due October 2025 and €500 million of 2.0% notes due October 2029. The net proceeds from the sale of the notes were used to reduce commercial paper borrowings and for general corporate purposes.

Operating cash flow for the first six months of 2019 was $856 million, a decrease of $88 million compared with $944 million in the prior year, due to timing of accounts payable and accruals, partially offset by higher earnings. Free cash flow of $582 million in 2019 (operating cash flow of $856 million less capital expenditures of $274 million)

decreased $168 million compared to free cash flow of $750 million in 2018 (operating cash flow of $944 million less capital expenditures of $194 million), reflecting the decrease in operating cash flow and an increase in capital investment. Free cash flow along with increased short- and long-term borrowings were used to fund dividends of $607 million, common stock purchases of $1.0 billion, repayments of long-term debt of $406 million, and acquisitions of $243 million.

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

FISCAL 2019 OUTLOOK

Results for the first six months of 2019 reflected broad-based global demand in process and hybrid end markets and continued strength in North American air conditioning and global professional tools markets, partially offset by softer conditions in global discrete manufacturing end markets and a slower than expected recovery in the Commercial & Residential Solutions Asia, Middle East & Africa business. The Company expects growth to improve modestly through the second half of the year, supported by a strong macroeconomic backdrop for energy investment and continued improvement in the Commercial & Residential Solutions Asia, Middle East & Africa business. For the full year, Automation Solutions net sales are expected to be up 7 to 9 percent, with underlying sales up 5 to 7 percent excluding a positive impact from acquisitions of approximately 4 percent and unfavorable currency translation of 2 percent. Commercial & Residential Solutions net sales are expected to be up 7 percent, with underlying sales up 2 percent excluding a positive impact from acquisitions of approximately 6 percent and unfavorable currency translation of 1 percent. Consolidated net sales are expected to be up 7 to 8.5 percent, with underlying sales up 4 to 5.5 percent excluding a positive impact from acquisitions of approximately 5 percent and unfavorable currency translation of 2 percent. Reported earnings per share are expected to be $3.60 to $3.70, while operating cash flow is expected to be approximately $3.2 billion and free cash flow, which excludes targeted capital spending of $650 million, is expected to be approximately $2.5 billion

Statements in this report that are not strictly historical may be "forward-looking" statements, which involve risks and uncertainties, and Emerson undertakes no obligation to update any such statements to reflect later developments. These risks and uncertainties include economic and currency conditions, market demand, pricing, protection of intellectual property, cybersecurity, tariffs, competitive and technological factors, among others, which are set forth in the “Risk Factors” of Part I, Item 1A, and the "Safe Harbor Statement" of Part II, Item 7, to the Company's Annual Report on Form 10-K for the year ended September 30, 2018 and in subsequent reports filed with the SEC, which are hereby incorporated by reference.

The United Kingdom (UK) continues to negotiate its withdrawal from the European Union (EU), commonly known as "Brexit." The EU recently agreed to postpone the withdrawal deadline to October 31, 2019. The Company's net sales in the UK are principally in the Automation Solutions segment and represent less than two percent of consolidated sales. Sales of products manufactured in the UK and sold within the EU are immaterial. The Company is evaluating several potential Brexit scenarios and believes the direct cost of incremental tariffs, logistics and other items would be immaterial.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2019	1,267	$59.15	1,267	26,121
February 2019	—	$0.00	—	26,121
March 2019	—	$0.00	—	26,121
Total	1,267	$59.15	1,267	26,121
In November 2015, the Board of Directors authorized the purchase of up to 70 million shares, and approximately 26.1 million shares remain available.

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

101
Attached as Exhibit 101 to this report are the following documents formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the three and six months ended March 31, 2019 and 2018, (ii) Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2019 and 2018, (iii) Consolidated Balance Sheets as of September 30, 2018 and March 31, 2019, (iv) Consolidated Statements of Cash Flows for the six months ended March 31, 2019 and 2018, and (v) Notes to Consolidated Financial Statements for the three and six months ended March 31, 2019.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMERSON ELECTRIC CO.

By	/s/ Frank J. Dellaquila
Frank J. Dellaquila
Senior Executive Vice President and Chief Financial Officer
(on behalf of the registrant and as Chief Financial Officer)
May 9, 2019