Form 10-Q
period 2019-06-30
EMERSON ELECTRIC CO
filed 2019-08-07
CIK 32604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ____________________ to __________________

Commission file number 1-278

EMERSON ELECTRIC CO.
(Exact name of registrant as specified in its charter)

Missouri		43-0259330
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

8000 W. Florissant Ave.
P.O. Box 4100
St. Louis,	Missouri	63136
(Address of principal executive offices)		(Zip Code)

Registrant's telephone number, including area code: (314) 553-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock of $0.50 par value per share	EMR	New York Stock Exchange
Chicago Stock Exchange
0.375% Notes due 2024	EMR 24	New York Stock Exchange
1.250% Notes due 2025	EMR 25A	New York Stock Exchange
2.000% Notes due 2029	EMR 29	New York Stock Exchange

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common stock of $0.50 par value per share outstanding at July 31, 2019: 615,101,462 shares.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Consolidated Statements of Earnings
EMERSON ELECTRIC CO. & SUBSIDIARIES

Three and nine months ended June 30, 2018 and 2019
(Dollars in millions, except per share amounts; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2019	2018	2019
Net sales	$4,456	4,684	12,520	13,401

Costs and expenses:
Cost of sales	2,514	2,683	7,147	7,714
Selling, general and administrative expenses	1,058	1,126	3,088	3,348
Other deductions, net	77	65	243	172
Interest expense (net of interest income of $10, $7, $35 and $19, respectively)	39	43	113	134

Earnings before income taxes	768	767	1,929	2,033

Income taxes	49	155	327	429

Net earnings	719	612	1,602	1,604

Less: Noncontrolling interests in earnings of subsidiaries	7	8	16	15

Net earnings common stockholders	$712	604	1,586	1,589

Basic earnings per share common stockholders	$1.13	0.98	2.50	2.57

Diluted earnings per share common stockholders	$1.12	0.97	2.49	2.55

Cash dividends per common share	$0.485	0.49	1.455	1.47

 See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
EMERSON ELECTRIC CO. & SUBSIDIARIES

Three and nine months ended June 30, 2018 and 2019
(Dollars in millions; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2019	2018	2019
Net earnings	$719	612	1,602	1,604

Other comprehensive income (loss), net of tax:
Foreign currency translation	(273)	(93)	(118)	(40)
Pension and postretirement	22	13	67	38
Cash flow hedges	(14)	(8)	(22)	2
Total other comprehensive income (loss)	(265)	(88)	(73)	—

Comprehensive income	454	524	1,529	1,604

Less: Noncontrolling interests in comprehensive income of subsidiaries	7	8	16	16
Comprehensive income common stockholders	$447	516	1,513	1,588

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
EMERSON ELECTRIC CO. & SUBSIDIARIES

(Dollars and shares in millions, except per share amounts; unaudited)

	Sept 30, 2018	June 30, 2019
ASSETS
Current assets
Cash and equivalents	$1,093	1,603
Receivables, less allowances of $113 and $100, respectively	3,023	2,901
Inventories	1,813	2,061
Other current assets	690	785
Total current assets	6,619	7,350

Property, plant and equipment, net	3,562	3,614
Other assets
Goodwill	6,455	6,544
Other intangible assets	2,751	2,691
Other	1,003	1,118
Total other assets	10,209	10,353
Total assets	$20,390	21,317

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current maturities of long-term debt	$1,623	1,877
Accounts payable	1,943	1,785
Accrued expenses	2,534	2,453
Income taxes	64	103
Total current liabilities	6,164	6,218

Long-term debt	3,137	4,336

Other liabilities	2,099	1,959

Equity
Common stock, $0.50 par value; authorized, 1,200.0 shares; issued, 953.4 shares; outstanding, 629.2 shares and 615.1 shares, respectively	477	477
Additional paid-in-capital	348	387
Retained earnings	23,072	23,777
Accumulated other comprehensive income (loss)	(1,015)	(1,016)
Cost of common stock in treasury, 324.2 shares and 338.3 shares, respectively	(13,935)	(14,870)
Common stockholders’ equity	8,947	8,755
Noncontrolling interests in subsidiaries	43	49
Total equity	8,990	8,804
Total liabilities and equity	$20,390	21,317

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
EMERSON ELECTRIC CO. & SUBSIDIARIES

Nine Months Ended June 30, 2018 and 2019
(Dollars in millions; unaudited)

	Nine Months Ended
	June 30,
	2018	2019
Operating activities
Net earnings	$1,602	1,604
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	557	609
Changes in operating working capital	(286)	(352)
Other, net	(5)	(59)
Cash provided by operating activities	1,868	1,802

Investing activities
Capital expenditures	(314)	(395)
Purchases of businesses, net of cash and equivalents acquired	(770)	(385)
Divestitures of businesses	223	10
Other, net	(71)	(91)
Cash used in investing activities	(932)	(861)

Financing activities
Net increase in short-term borrowings	1,581	427
Proceeds from long-term debt	—	1,691
Payments of long-term debt	(251)	(655)
Dividends paid	(924)	(909)
Purchases of common stock	(1,000)	(1,000)
Other, net	34	21
Cash used in financing activities	(560)	(425)

Effect of exchange rate changes on cash and equivalents	(27)	(6)
Increase in cash and equivalents	349	510
Beginning cash and equivalents	3,062	1,093
Ending cash and equivalents	$3,411	1,603

Changes in operating working capital
Receivables	$27	178
Inventories	(133)	(217)
Other current assets	(15)	(74)
Accounts payable	(97)	(156)
Accrued expenses	(83)	(116)
Income taxes	15	33
Total changes in operating working capital	$(286)	(352)

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

On October 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers, which updated and consolidated revenue recognition guidance from multiple sources into a single, comprehensive standard to be applied for all contracts with customers. The fundamental principle of the revised standard is to recognize revenue based on the transfer of goods and services to customers at the amount the Company expects to be entitled to in exchange for those goods and services. The Company adopted the new standard using the modified retrospective approach and applied the guidance to open contracts which were not completed at the date of adoption. The cumulative effect of adoption resulted in a $25 increase to beginning retained earnings as of October 1, 2018. This increase primarily related to contracts where a portion of revenue for delivered goods or services was previously deferred due to contingent payment terms. The adoption of ASC 606 did not materially impact the Company's consolidated financial statements as of and for the three and nine months ended June 30, 2019.

In the first quarter of fiscal 2019, the Company adopted updates to ASC 715, Compensation - Retirement Benefits, which permit only the service cost component of net periodic pension and postretirement expense to be reported with compensation costs, while all other components are required to be reported separately in other deductions. These updates were adopted retrospectively and resulted in the reclassification of income for the three and nine months ended June 30, 2018 of $11 and $32, respectively, from cost of sales and SG&A to other deductions, net. Segment earnings were not impacted by the updates to ASC 715.

In February 2016, the FASB issued ASC 842, Leases, which requires rights and obligations related to lease arrangements to be recognized on the balance sheet. Also required are additional disclosures regarding the amount, timing and uncertainty of cash flows resulting from lease arrangements. Currently, obligations classified as operating leases are not recorded on the balance sheet but must be disclosed. The Company is required to adopt the new standard on October 1, 2019 and expects to use the optional transition method under which prior periods will not be adjusted. As previously disclosed, the adoption of ASC 842 is expected to impact the Company’s balance sheet due to the recognition of right-of-use assets and related lease liabilities, but is not expected to materially impact its earnings or cash flows. The Company is in the process of implementing changes to its business processes, systems, controls and accounting policies to support recognition and disclosure under the new guidance.

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

	Sept 30, 2018	June 30, 2019
Unbilled receivables (contract assets)	$321	438
Customer advances (contract liabilities)	(510)	(539)
Net contract liabilities	$(189)	(101)

The majority of the Company's contract balances relate to arrangements where revenue is recognized over time and payments from customers are made according to a contractual billing schedule. The decrease in net contract liabilities was due to revenue recognized for performance completed during the period which exceeded customer billings. Revenue recognized for the three and nine months ended June 30, 2019 included approximately $45 and $370, respectively, that was included in the beginning contract liability balance. Other factors that impacted the change in net contract liabilities were immaterial. Revenue recognized for the nine months ended June 30, 2018 for performance obligations that were fully satisfied in previous periods, including cumulative catchup adjustments on the Company's long-term contracts, was not material.

As of June 30, 2019, the Company's backlog relating to unsatisfied (or partially unsatisfied) performance obligations in contracts with its customers was approximately $5.5 billion. The Company expects to recognize approximately 85 percent of its remaining performance obligations as revenue over the next 12 months, with the remainder substantially over the subsequent two years thereafter.

See Note 12 for additional information about the Company's revenues.

(3) WEIGHTED-AVERAGE COMMON SHARES

Reconciliations of weighted-average shares for basic and diluted earnings per common share follow. Earnings allocated to participating securities were inconsequential.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2019	2018	2019

Basic shares outstanding	629.4	614.3	633.4	617.4
Dilutive shares	3.5	4.7	3.1	4.2
Diluted shares outstanding	632.9	619.0	636.5	621.6

(4) OTHER FINANCIAL INFORMATION

	Sept 30, 2018	June 30, 2019
Inventories
Finished products	$592	636
Raw materials and work in process	1,221	1,425
Total	$1,813	2,061

Property, plant and equipment, net
Property, plant and equipment, at cost	$8,370	8,687
Less: Accumulated depreciation	4,808	5,073
Total	$3,562	3,614

	Sept 30, 2018	June 30, 2019
Goodwill by business segment
Automation Solutions	$5,355	5,462

Climate Technologies	670	670
Tools & Home Products	430	412
Commercial & Residential Solutions	1,100	1,082

Total	$6,455	6,544

Other intangible assets
Gross carrying amount	$4,667	4,854
Less: Accumulated amortization	1,916	2,163
Net carrying amount	$2,751	2,691

Other intangible assets include customer relationships of $1,423 and $1,517 as of June 30, 2019 and September 30, 2018, respectively.

Other assets include the following:
Pension assets	$591	701
Asbestos-related insurance receivables	$124	117
Deferred income taxes	$74	87

Accrued expenses include the following:
Employee compensation	$629	598
Customer advances (contract liabilities)	$510	539
Product warranty	$124	127

Other liabilities
Pension and postretirement liabilities	$625	627
Deferred income taxes	484	435
Asbestos litigation	334	324
Other	656	573
Total	$2,099	1,959

(5) FINANCIAL INSTRUMENTS

Following is a discussion regarding the Company’s use of financial instruments:
Hedging Activities – As of June 30, 2019, the notional amount of foreign currency hedge positions was approximately $2.2 billion, and commodity hedge contracts totaled approximately $117 (primarily 45 million pounds of copper and aluminum). All derivatives receiving hedge accounting are cash flow hedges. The majority of hedging gains and losses deferred as of June 30, 2019 are expected to be recognized over the next 12 months as the underlying forecasted transactions occur. Gains and losses on foreign currency derivatives reported in Other deductions, net reflect hedges of balance sheet exposures that do not receive hedge accounting. The following gains and losses are included in earnings and other comprehensive income (OCI) for the three and nine months ended June 30, 2019 and 2018:

		Into Earnings				Into OCI
		3rd Quarter		Nine Months		3rd Quarter		Nine Months
Gains (Losses)	Location	2018	2019	2018	2019	2018	2019	2018	2019
Commodity	Cost of sales	$2	(2)	13	(8)	(3)	(8)	1	(5)
Foreign currency	Sales, cost of sales	(1)	4	(1)	10	(15)	—	(19)	10
Foreign currency	Other deductions, net	28	3	16	43
Total		$29	5	28	45	(18)	(8)	(18)	5

Regardless of whether derivatives receive hedge accounting, the Company expects hedging gains or losses to be essentially offset by losses or gains on the related underlying exposures. The amounts ultimately recognized will differ from those presented above for open positions, which remain subject to ongoing market price fluctuations until settlement. Derivatives receiving hedge accounting are highly effective and no amounts were excluded from the assessment of hedge effectiveness, including for the net investment hedge described below. Hedge ineffectiveness was immaterial for the three and nine months ended June 30, 2019 and 2018.
Net Investment Hedge – In January 2019, the Company issued €500 of 1.25% notes due October 2025 and €500 of 2.0% notes due October 2029. In May 2019, the Company issued €500 of 0.375% notes due May 2024. The net proceeds from the sale of the notes were used to repay commercial paper borrowings and for general corporate purposes. The euro notes reduce foreign currency risk associated with the Company's international subsidiaries that use the euro as their functional currency and have been designated as a hedge of a portion of the investment in these operations. Pretax gains of $6 ($4 after-tax) and $12 ($9 after-tax) were recognized in other comprehensive income (loss) related to the net investment hedge for the three and nine months ended June 30, 2019, respectively. Amounts deferred in accumulated other comprehensive income (loss) will remain until the hedged investment is sold or substantially liquidated.
Fair Value Measurement – Valuations for all derivatives and the Company's long-term debt fall within Level 2 of the GAAP valuation hierarchy. As of June 30, 2019, the fair value of long-term debt was $5.3 billion, which exceeded the carrying value by $411.

The fair values of commodity and foreign currency contracts were reported in other current assets and accrued expenses as summarized below:

	September 30, 2018		June 30, 2019
	Assets	Liabilities	Assets	Liabilities
Commodity	$1	10	1	7
Foreign Currency	$35	11	35	9

Counterparties to derivatives arrangements are companies with investment-grade credit ratings. The Company has bilateral collateral arrangements with counterparties with credit rating-based posting thresholds that vary depending on the arrangement. If credit ratings on the Company's debt fall below pre-established levels, counterparties can require immediate full collateralization of all derivatives in net liability positions. The maximum amount that could potentially have been required was $6. The Company also can demand full collateralization of derivatives in net asset positions should any counterparty credit ratings fall below certain thresholds. No collateral was posted with counterparties and none was held by the Company as of June 30, 2019.

(6) EQUITY

The change in equity for the three and nine months ended June 30, 2018 and 2019 is shown below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2019	2018	2019

Common stock	$477	477	477	477

Additional paid-in-capital
Beginning balance	323	380	297	348
Stock plans	9	7	35	39
Ending balance	332	387	332	387

Retained earnings
Beginning balance	22,254	23,475	21,995	23,072
Net earnings common stockholders	712	604	1,586	1,589
Dividends paid	(306)	(302)	(924)	(909)
Adoption of accounting standard updates	—	—	3	25
Ending balance	22,660	23,777	22,660	23,777

Accumulated other comprehensive income (loss)
Beginning balance	(827)	(928)	(1,019)	(1,015)
Foreign currency translation	(273)	(93)	(118)	(41)
Pension and postretirement	22	13	67	38
Cash flow hedges	(14)	(8)	(22)	2
Ending balance	(1,092)	(1,016)	(1,092)	(1,016)

Treasury stock
Beginning balance	(13,735)	(14,878)	(13,032)	(13,935)
Purchases	(250)	—	(1,000)	(1,000)
Issued under stock plans	21	8	68	65
Ending balance	(13,964)	(14,870)	(13,964)	(14,870)

Common stockholders' equity	8,413	8,755	8,413	8,755

Noncontrolling interests in subsidiaries
Beginning balance	45	46	52	43
Net earnings	7	8	16	15
Other comprehensive income	—	—	—	1
Dividends paid	(5)	(5)	(21)	(10)
Ending balance	47	49	47	49

Total equity	$8,460	8,804	8,460	8,804

(7) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Activity in Accumulated other comprehensive income (loss) for the three and nine months ended June 30, 2018 and 2019 is shown below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2019	2018	2019
Foreign currency translation
Beginning balance	$(214)	(548)	(369)	(600)
Other comprehensive income (loss) before reclassifications	(273)	(93)	(101)	(41)
Reclassified to gain/loss on sale of business	—	—	(17)	—
Ending balance	(487)	(641)	(487)	(641)

Pension and postretirement
Beginning balance	(617)	(395)	(662)	(420)
Amortization of deferred actuarial losses into earnings	22	13	67	38
Ending balance	(595)	(382)	(595)	(382)

Cash flow hedges
Beginning balance	4	15	12	5
Deferral of gains (losses) arising during the period	(13)	(6)	(13)	4
Reclassification of realized (gains) losses to sales and cost of sales	(1)	(2)	(9)	(2)
Ending balance	(10)	7	(10)	7

Accumulated other comprehensive income (loss)	$(1,092)	(1,016)	(1,092)	(1,016)

Activity above is shown net of income taxes for the three and nine months ended June 30, 2019 and 2018, respectively, as follows: foreign currency translation: $(2), $-, $(3), and $-; amortization of pension and postretirement deferred actuarial losses: $(4), $(8), $(12), and $(24); deferral of cash flow hedging gains (losses): $2, $5, $(1), and $5; reclassification of realized cash flow hedging (gains) losses: $-, $-, $-, and $3.

(8) PENSION & POSTRETIREMENT PLANS

Total periodic pension and postretirement (income) expense is summarized below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2019	2018	2019
Service cost	$19	18	57	54
Interest cost	46	49	139	149
Expected return on plan assets	(87)	(88)	(262)	(264)
Net amortization	30	17	91	50
Total	$8	(4)	25	(11)

(9) OTHER DEDUCTIONS, NET

Other deductions, net are summarized below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2019	2018	2019

Amortization of intangibles	$47	60	154	177
Restructuring costs	14	20	38	40
Other	16	(15)	51	(45)
Total	$77	65	243	172

The increase in amortization for the nine months ended June 30, 2019 is due to higher intangibles amortization of $42, which largely relates to acquisitions completed in 2018, partially offset by backlog amortization of $19 incurred in the prior year related to the valves & controls acquisition. In the third quarter of 2019, Other included lower acquisition/divestiture-related costs of $7 and a favorable impact on comparisons from pensions of $11. On a year-to-date basis, Other reflects lower acquisition/divestiture-related costs of $42, pension expenses of $33 and foreign currency transactions of $9.

(10) RESTRUCTURING COSTS

Restructuring expense reflects costs associated with the Company’s ongoing efforts to improve operational efficiency and deploy assets globally in order to remain competitive on a worldwide basis. Costs for the three and nine months ended June 30, 2019 largely relate to restructuring of the global cost structure consistent with the current level of economic activity, as well as the redeployment of resources for future growth.

Restructuring expense by business segment follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2019	2018	2019

Automation Solutions	$9	15	26	26

Climate Technologies	4	4	11	8
Tools & Home Products	—	1	—	5
Commercial & Residential Solutions	4	5	11	13

Corporate	1	—	1	1

Total	$14	20	38	40

Details of the change in the liability for restructuring costs during the nine months ended June 30, 2019 follow:

	Sept 30, 2018	Expense	Utilized/Paid	June 30, 2019

Severance and benefits	$46	25	35	36
Lease and other contract terminations	3	—	1	2
Asset write-downs	—	2	2	—
Vacant facility and other shutdown costs	3	6	8	1
Start-up and moving costs	—	7	7	—
Total	$52	40	53	39

(11) INCOME TAXES

On December 22, 2017, the U.S. government enacted tax reform, the Tax Cuts and Jobs Act (the "Act"), which made comprehensive changes to U.S. federal income tax laws by moving from a global to a modified territorial tax regime. The Act includes a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent in calendar year 2018 along with the elimination of certain deductions and credits, and a one-time "deemed repatriation" of accumulated foreign earnings. The Company recognized a net tax benefit of $43 ($0.07 per share) in the first quarter of fiscal 2018, and in the third quarter recognized a benefit of $150 ($0.24 per share) due to additional guidance issued by the U.S. Treasury Department and the Internal Revenue Service and as a result of actions taken by the Company. The Company completed its accounting for the Act in the first quarter of fiscal 2019.

Effective in fiscal 2019, the Act also subjects the Company to U.S. tax on global intangible low-taxed income earned by certain of its foreign subsidiaries. The Company elected to recognize this tax as a period expense when it is incurred.

In the second quarter of fiscal 2019, the Company recorded a $13 tax benefit due to the issuance of final regulations related to the one-time tax on deemed repatriation. In the third quarter of fiscal 2019, final regulations related to the calculation of global intangible low-taxed income were issued, which resulted in the Company reversing a $100 benefit and related reserve associated with the one-time tax on deemed repatriation, originally recorded in the first quarter of fiscal 2019. This change had no impact on the Company's results of operations for the three and nine months ended June 30, 2019.

The Company will include the effects of any final regulations, as well as any additional guidance or legislative changes, in the period they are issued.

Income taxes were $155 in the third quarter of 2019 and $49 in 2018, resulting in effective tax rates of 20 percent and 6 percent, respectively. The effective tax rates in both years reflect the lower U.S. corporate income tax rate as a result of the Act. The current year rate also included a tax benefit of $21 ($0.03 per share) from restructuring a foreign subsidiary, while the prior year rate included the $150 ($0.24 per share) tax benefit related to the Act discussed above.

Income taxes were $429 for the first nine months of 2019 and $327 for 2018, resulting in effective tax rates of 21 percent and 17 percent, respectively. The effective tax rates in both years reflect the lower U.S. corporate income tax rate as a result of the Act. The current year rate also included favorable discrete items which reduced the rate approximately 3 percentage points, while the prior year rate included a net tax benefit of $193 due to impacts of the Act.

(12) BUSINESS SEGMENTS

Summarized information about the Company's results of operations by business segment follows:

	Three Months Ended June 30,				Nine Months Ended June 30,
	Sales		Earnings		Sales		Earnings
	2018	2019	2018	2019	2018	2019	2018	2019

Automation Solutions	$2,870	3,025	494	477	8,213	8,834	1,316	1,328

Climate Technologies	1,236	1,199	294	278	3,286	3,171	712	650
Tools & Home Products	356	463	93	93	1,041	1,390	276	286
Commercial & Residential Solutions	1,592	1,662	387	371	4,327	4,561	988	936

Differences in accounting methods			57	64			163	188
Corporate and other			(131)	(102)			(425)	(285)
Eliminations/Interest	(6)	(3)	(39)	(43)	(20)	6	(113)	(134)
Total	$4,456	4,684	768	767	12,520	13,401	1,929	2,033

The decrease in Corporate and other expense for the three and nine months ended June 30, 2019 was primarily due to lower acquisition/divestiture-related costs of $7 and $42, respectively, and lower incentive stock compensation of $12 and $61, respectively, reflecting a decreasing stock price in the current year compared to an increasing stock price in the prior year. On a year-to-date basis, the prior year also included valves & controls first year acquisition accounting charges of $10 related to inventory and $19 for backlog amortization.
Automation Solutions sales by major product offering are summarized below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2019	2018	2019

Measurement & Analytical Instrumentation	$932	945	2,564	2,730
Valves, Actuators & Regulators	948	941	2,732	2,752
Industrial Solutions	470	548	1,382	1,664
Process Control Systems & Solutions	520	591	1,535	1,688
Automation Solutions	$2,870	3,025	8,213	8,834

Segment sales by geographic destination are summarized below:

	Three Months Ended June 30,
	2018			2019
	Automation Solutions	Commercial & Residential Solutions	Total	Automation Solutions	Commercial & Residential Solutions	Total

Americas	$1,401	1,099	2,500	1,448	1,164	2,612
Asia, Middle East & Africa	917	339	1,256	970	313	1,283
Europe	552	154	706	607	185	792
Total	$2,870	1,592	4,462	3,025	1,662	4,687

	Nine Months Ended June 30,
	2018			2019
	Automation Solutions	Commercial & Residential Solutions	Total	Automation Solutions	Commercial & Residential Solutions	Total

Americas	$4,059	2,860	6,919	4,376	3,153	7,529
Asia, Middle East & Africa	2,575	1,027	3,602	2,721	863	3,584
Europe	1,579	440	2,019	1,737	545	2,282
Total	$8,213	4,327	12,540	8,834	4,561	13,395

(13) ACQUISITIONS AND DIVESTITURES

During the first nine months of 2019, the Company acquired seven businesses in the Automation Solutions segment for $385, net of cash acquired, which included the acquisition of Machine Automation Solutions (General Electric's former Intelligent Platforms business). These seven businesses had combined annual sales of approximately $280.

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

On July 2, 2018, the Company completed the acquisition of Textron's tools and test equipment business for $810, net of cash acquired. This business, with annual sales of approximately $470, is a manufacturer of electrical and utility tools, diagnostics, and test and measurement instruments, and is reported in the Tools & Home products segment. The Company recognized goodwill of $365 ($17 of which is expected to be tax deductible), and identifiable intangible assets of $358, primarily intellectual property and customer relationships with a weighted-average useful life of approximately 14 years.

Valuations of acquired assets and liabilities are in process and subject to refinement for transactions completed after June 30, 2018.

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

	Three Months Ended	Nine Months Ended
	June 30, 2018

Net sales	$4,693	$13,281
Net earnings common stockholders	$716	$1,619
Diluted earnings per share	$1.13	$2.54

Items 2 and 3.

Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Net sales for the third quarter of 2019 were $4.7 billion, up 5 percent, supported by acquisitions, which added 5 percent, and adversely affected by foreign currency translation which deducted 2 percent. Underlying sales, which exclude foreign currency translation, acquisitions and divestitures, increased 2 percent, reflecting strong project activity and maintenance and repair spending in Automation Solutions, partially offset by lower demand in air conditioning markets in Asia.
Net earnings common stockholders were $604 million, down 15 percent, and diluted earnings per share were $0.97, down 13 percent, primarily due to an income tax benefit of $150 million ($0.24 per share) from the impacts of U.S. tax reform in the prior year.
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30

Following is an analysis of the Company’s operating results for the third quarter ended June 30, 2019, compared with the third quarter ended June 30, 2018.

	2018	2019	Change
(dollars in millions, except per share amounts)

Net sales	$4,456	4,684	5%
Gross profit	$1,942	2,001	3%
Percent of sales	43.6%	42.7%

SG&A	$1,058	1,126	6%
Percent of sales	23.8%	24.0%
Other deductions, net	$77	65
Interest expense, net	$39	43

Earnings before income taxes	$768	767	—%
Percent of sales	17.2%	16.4%
Net earnings common stockholders	$712	604	(15)%
Percent of sales	16.0%	12.9%

Diluted earnings per share	$1.12	0.97	(13)%

Net sales for the third quarter of 2019 were $4.7 billion, an increase of $228 million, or 5 percent compared with $4.5 billion in 2018. Underlying sales increased 2 percent ($72 million) on higher price and slightly higher volume. Acquisitions added 5 percent ($243 million) and foreign currency translation subtracted 2 percent ($87 million). Underlying sales were flat in the U.S. and increased 3 percent internationally. The Americas was up 1 percent, Europe was up 1 percent and Asia, Middle East & Africa was up 3 percent (China up 3 percent, versus up 15 percent in 2018). Sales increased $155 million in Automation Solutions, supported by acquisitions, strong project activity, and maintenance and repair spending. Commercial & Residential Solutions sales increased $70 million due to acquisitions, partially offset by lower demand in Asia, Middle East & Africa.

Cost of sales for the third quarter of 2019 were $2.7 billion, an increase of $169 million compared with $2.5 billion in 2018, primarily due to acquisitions. Gross margin of 42.7 percent decreased 0.9 percentage points, reflecting a negative impact from acquisitions of 0.4 percentage points and unfavorable mix.

Selling, general and administrative (SG&A) expenses of $1.1 billion increased $68 million compared with the prior year, primarily due to acquisitions. SG&A as a percent of sales increased 0.2 percentage points to 24.0 percent, primarily due to acquisitions, which negatively impacted comparisons by 0.5 percentage points, partially offset by lower incentive stock compensation of $12 million.

Other deductions, net were $65 million in 2019, a decrease of $12 million compared with the prior year, reflecting lower acquisition/divestiture-related costs of $7 million and a favorable impact from pensions of $11 million, partially offset by higher intangibles amortization of $13 million. See Note 9.

Pretax earnings of $767 million decreased $1 million, flat compared to the prior year. Earnings decreased $17 million in Automation Solutions and decreased $16 million in Commercial & Residential Solutions, while Corporate and other expense decreased $29 million. See Note 12 and the following Business Segments discussion.

Income taxes were $155 million for 2019 and $49 million for 2018, resulting in effective tax rates of 20 percent and 6 percent, respectively. The effective tax rates in both years reflect the lower U.S. corporate income tax rate as a result of the Tax Cuts and Jobs Act (the "Act"). The current year rate also included a tax benefit of $21 million ($0.03 per share) from restructuring a foreign subsidiary, while the prior year rate included a tax benefit of $150 million ($0.24 per share), reflecting updates to the Company's initial estimates related to the impact of the Act due to additional guidance issued by the U.S. Treasury Department and the Internal Revenue Service and as a result of actions taken by the Company. The effective tax rate for full year 2019 is currently expected to be approximately 21 percent. See Note 11.

Net earnings common stockholders in the third quarter of 2019 were $604 million, down 15 percent, compared with $712 million in the prior year, and earnings per share were $0.97, down 13 percent, compared with $1.12 in 2018.

Business Segments
Following is an analysis of operating results for the Company’s business segments for the third quarter ended June 30, 2019, compared with the third quarter ended June 30, 2018. The Company defines segment earnings as earnings before interest and taxes. See Note 12 for a discussion of the Company's business segments.

AUTOMATION SOLUTIONS

Three Months Ended June 30	2018	2019	Change
(dollars in millions)

Sales	$2,870	3,025	5%
Earnings	$494	477	(4)%
Margin	17.2%	15.7%

Sales by Major Product Offering
Measurement & Analytical Instrumentation	$932	945	1%
Valves, Actuators & Regulators	948	941	(1)%
Industrial Solutions	470	548	16%
Process Control Systems & Solutions	520	591	14%
Total	$2,870	3,025	5%

Automation Solutions sales were $3.0 billion in the third quarter, an increase of $155 million, or 5 percent. Underlying sales increased 3 percent ($80 million) on higher volume and slightly higher price. Acquisitions added 5 percent ($141 million) and foreign currency translation had a 3 percent ($66 million) unfavorable impact. Sales for Measurement & Analytical Instrumentation increased $13 million, or 1 percent, supported by favorable trends in most key end markets in Asia, Middle East & Africa, partially offset by a slowdown in upstream oil and gas spending in the Americas. Valves, Actuators & Regulators decreased $7 million, or less than 1 percent, due to currency translation. Industrial Solutions sales increased $78 million, or 16 percent, due to the Aventics acquisition ($95 million), partially offset by slow discrete manufacturing end markets in the U.S. and Europe, reflecting softer short-cycle demand and some rebalancing of channel inventory. Process Control Systems & Solutions increased $71 million, or 14 percent, due to strong project activity and maintenance and repair spending, as well as the Machine Automation Solutions acquisition which added $46 million. Underlying sales increased 1 percent in the Americas (U.S. down 1 percent), 1 percent in Europe and 7 percent in Asia, Middle East & Africa (China up 5 percent). Earnings were $477 million, a decrease of $17 million, or 4 percent, due to acquisitions, unfavorable mix and increased restructuring expense of $6 million. Margin decreased 1.5 percentage points to 15.7 percent, reflecting a dilutive impact from acquisitions of 1.4 percentage points.

COMMERCIAL & RESIDENTIAL SOLUTIONS

Three Months Ended June 30	2018	2019	Change
(dollars in millions)

Sales:
Climate Technologies	$1,236	1,199	(3)%
Tools & Home Products	356	463	30%
Total	$1,592	1,662	4%

Earnings:
Climate Technologies	$294	278	(5)%
Tools & Home Products	93	93	—%
Total	$387	371	(4)%
Margin	24.3%	22.4%

Commercial & Residential Solutions sales were $1.7 billion in the third quarter, up $70 million, or 4 percent compared to the prior year. Acquisitions added 6 percent ($100 million) and foreign currency translation subtracted 1 percent ($21 million). Underlying sales decreased 1 percent ($9 million) primarily due to lower volume partially offset by higher price. Climate Technologies sales were $1.2 billion in the third quarter, a decrease of $37 million, or 3 percent. HVAC sales were down in Asia, Middle East & Africa due to lower demand, particularly outside of China, while the U.S. was up slightly, reflecting an unfavorable impact from cooler, wet weather conditions. Cold chain sales were down slightly, reflecting stable global demand. Tools & Home Products sales were $463 million in the third quarter, an increase of $107 million, or 30 percent, due to the tools and test acquisition. Sales were robust for wet/dry vacuums and up slightly for professional tools, while food waste disposers were flat. Overall, underlying sales increased 1 percent in the Americas (U.S. up 1 percent) and 1 percent in Europe, while Asia, Middle East & Africa decreased 6 percent (China down 2 percent). Earnings were $371 million, a decrease of $16 million, and margin declined 1.9 percentage points, primarily due to a dilutive impact from the tools and test acquisition of 1.2 percentage points and deleverage on lower volume in the Climate Technologies segment.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30

Following is an analysis of the Company’s operating results for the nine months ended June 30, 2019, compared with the nine months ended June 30, 2018.

	2018	2019	Change
(dollars in millions, except per share amounts)

Net sales	$12,520	13,401	7%
Gross profit	$5,373	5,687	6%
Percent of sales	42.9%	42.4%

SG&A	$3,088	3,348	8%
Percent of sales	24.6%	24.9%
Other deductions, net	$243	172
Interest expense, net	$113	134

Earnings before income taxes	$1,929	2,033	5%
Percent of sales	15.4%	15.2%
Net earnings common stockholders	$1,586	1,589	—%
Percent of sales	12.7%	11.9%

Diluted earnings per share	$2.49	2.55	2%

Net sales for the first nine months of 2019 were $13.4 billion, an increase of $881 million, or 7 percent compared with $12.5 billion in 2018. Underlying sales were up 3 percent ($403 million) on higher volume and slightly higher price. Acquisitions added 6 percent ($731 million) and foreign currency translation subtracted 2 percent ($253 million). Underlying sales increased 4 percent in the U.S. and 3 percent internationally. The Americas was up 5 percent, Europe was up 2 percent and Asia, Middle East & Africa was up 1 percent (China up 1 percent). Sales increased $621 million in Automation Solutions, supported by acquisitions and broad-based demand across energy-related and general industrial markets. Commercial & Residential Solutions sales increased $234 million due to acquisitions, partially offset by slower demand in Asia, Middle East & Africa, particularly in China air conditioning and heating markets.

Cost of sales for 2019 were $7.7 billion, an increase of $567 million versus $7.1 billion in 2018, primarily due to acquisitions and higher volume, partially offset by the impact of foreign currency translation. Gross margin decreased 0.5 percentage points to 42.4 percent, reflecting unfavorable mix and the impact of acquisitions.

SG&A expenses of $3.3 billion increased $260 million primarily due to acquisitions and higher volume. SG&A as a percent of sales increased to 24.9 percent due to the impact of acquisitions, which negatively impacted comparisons by 0.5 percentage points. Leverage on higher volume and lower incentive stock compensation of $61 million, reflecting a decreasing stock price in the current year compared to an increasing stock price in the prior year, were partially offset by higher investment spending.

Other deductions, net were $172 million in 2019, a decrease of $71 million compared with the prior year, reflecting lower acquisition/divestiture-related costs of $42 million, pension expenses of $33 million and foreign currency transactions of $9 million, partially offset by higher intangibles amortization of $23 million. See Note 9.

Pretax earnings of $2.0 billion increased $104 million, or 5 percent. Earnings increased $12 million in Automation Solutions and decreased $52 million in Commercial & Residential Solutions, while Corporate and other expense decreased $140 million. See Note 12 and the following Business Segments discussion.

Income taxes were $429 million for 2019 and $327 million for 2018, resulting in effective tax rates of 21 percent and 17 percent, respectively. The effective tax rates in both years reflect the lower U.S. corporate income tax rate as a result of the Tax Cuts and Jobs Act (the "Act"). The current year rate also included favorable discrete items which reduced the rate 3 percentage points, while the prior year rate included a net tax benefit of $193 million ($0.30 per share) due to impacts of the Act.

Net earnings common stockholders in 2019 were $1.6 billion, flat compared with the prior year, and earnings per share were $2.55, up 2 percent compared with $2.49 in 2018.

Business Segments
Following is an analysis of operating results for the Company’s business segments for the nine months ended June 30, 2019, compared with the nine months ended June 30, 2018. The Company defines segment earnings as earnings before interest and taxes.

AUTOMATION SOLUTIONS

Nine Months Ended June 30	2018	2019	Change
(dollars in millions)
Sales	$8,213	8,834	8%
Earnings	$1,316	1,328	1%
Margin	16.0%	15.0%

Sales by Major Product Offering
Measurement & Analytical Instrumentation	$2,564	2,730	6%
Valves, Actuators & Regulators	2,732	2,752	1%
Industrial Solutions	1,382	1,664	20%
Process Control Systems & Solutions	1,535	1,688	10%
Total	$8,213	8,834	8%

Automation Solutions sales were $8.8 billion in the first nine months of 2019, an increase of $621 million, or 8 percent. Underlying sales increased 5 percent ($432 million) on higher volume and slightly higher price. Acquisitions added 5 percent ($382 million) and foreign currency translation had a 2 percent ($193 million) unfavorable impact. Sales for Measurement & Analytical Instrumentation increased $166 million, or 6 percent, on broad-based demand in global industrial markets. Valves, Actuators & Regulators increased $20 million, or 1 percent, on favorable global oil and gas demand. Industrial Solutions sales increased $282 million, or 20 percent, due to the Aventics acquisition ($292 million), while discrete manufacturing end markets were slow in the U.S. and Europe. Process Control Systems & Solutions increased $153 million, or 10 percent, due to the Machine Automation Solutions acquisition ($90 million), favorable demand for small and mid-sized projects focused on expansion and optimization of existing assets, and strong maintenance and repair demand. Underlying sales increased 6 percent in the Americas (U.S. up 4 percent), 2 percent in Europe and 7 percent in Asia, Middle East & Africa (China up 10 percent). Earnings were $1.3 billion, an increase of $12 million, or 1 percent, driven by higher volume and price. Margin decreased to 15.0 percent, reflecting a dilutive impact from acquisitions of 1.0 percentage points.

COMMERCIAL & RESIDENTIAL SOLUTIONS

Nine Months Ended June 30	2018	2019	Change
(dollars in millions)

Sales:
Climate Technologies	$3,286	3,171	(3)%
Tools & Home Products	1,041	1,390	33%
Total	$4,327	4,561	5%

Earnings:
Climate Technologies	$712	650	(9)%
Tools & Home Products	276	286	4%
Total	$988	936	(5)%
Margin	22.8%	20.5%

Commercial & Residential Solutions sales were $4.6 billion in the first nine months of 2019, an increase of $234 million, or 5 percent compared to the prior year. Underlying sales were down 1 percent ($31 million) on lower volume partially offset by higher price. Acquisitions added 8 percent ($325 million) and foreign currency translation subtracted 2 percent ($60 million). Climate Technologies sales were $3.2 billion in the first nine months of 2019, a decrease of $115 million, or 3 percent. HVAC sales were down sharply in Asia, Middle East & Africa, particularly in China air conditioning and heating markets, while growth in the U.S. was moderate. Global cold chain sales were up slightly on modest growth in the U.S., partially offset by slower demand in Asia. Tools & Home Products sales were $1.4 billion in the first nine months of 2019, up $349 million, or 33 percent compared to the prior year, reflecting the tools and test acquisition and favorable trends in global professional tools markets. Sales for wet/dry vacuums were up moderately while food waste disposers were up slightly. Overall, underlying sales increased 4 percent in the Americas (U.S. up 3 percent) and 2 percent in Europe, while Asia, Middle East & Africa decreased 14 percent (China down 17 percent). Earnings were $936 million, down 5 percent compared to the prior year, and margin declined 2.3 percentage points, primarily due to a dilutive impact from the tools and test acquisition of 1.1 percentage points and deleverage on lower volume in the Climate Technologies segment. Unfavorable mix also reduced margin, while comparisons benefited from higher warranty costs of $10 million in the prior year associated with a specific product issue.

FINANCIAL CONDITION

Key elements of the Company's financial condition for the nine months ended June 30, 2019 as compared to the year ended September 30, 2018 follow.

	Sept 30, 2018		June 30, 2019
Working capital (in millions)	$455		1,132
Current ratio	1.1		1.2
Total debt-to-total capital	34.7%		41.5%
Net debt-to-net capital	29.1%		34.5%
Interest coverage ratio	14.2	X	14.3X
The Company's debt-to-capital ratios increased primarily due to increased borrowings to support accelerated share repurchases completed in the second quarter of 2019. The interest coverage ratio (earnings before income taxes plus interest expense, divided by interest expense) of 14.3X for the first nine months of 2019 compares to 14.0X for the nine months ended June 30, 2018. The increase reflects higher pretax earnings in the current year.

In January 2019, the Company issued €500 million of 1.25% notes due October 2025 and €500 million of 2.0% notes due October 2029. In May 2019, the Company issued €500 million of 0.375% notes due May 2024. The net proceeds from the sale of the notes were used to reduce commercial paper borrowings and for general corporate purposes.

Operating cash flow for the first nine months of 2019 was $1.8 billion, a decrease of $66 million compared with $1.9 billion in the prior year, due to higher operating working capital. Other, net in 2019 primarily consists of non-cash items included in net earnings including deferred taxes, stock compensation and pension expense. Free cash flow of $1.4 billion in 2019 (operating cash flow of $1.8 billion less capital expenditures of $395 million) decreased $147 million compared to free cash flow of $1.6 billion in 2018 (operating cash flow of $1.9 billion less capital expenditures of $314 million), reflecting the decrease in operating cash flow and an increase in capital investment. Free cash flow along with increased short- and long-term borrowings were used to fund dividends of $909 million, common stock purchases of $1.0 billion, repayments of long-term debt of $655 million, and acquisitions of $385 million.

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

FISCAL 2019 OUTLOOK

Results for the first nine months of 2019 reflected solid trends in process and hybrid end markets and consistent demand for long-cycle projects, partially offset by slower global discrete manufacturing end markets, recent upstream oil and gas softness in North America, and lower demand in air conditioning markets in Asia. The Company anticipates lower global growth in the near-term due to trade tensions and business investment uncertainty. Softness in North America upstream oil and gas markets and global discrete end markets is expected to continue, while the outlook for residential and commercial air conditioning markets is favorable in North America and expected to improve in Asia. For the full year, Automation Solutions net sales are expected to be up approximately 7 percent, with underlying sales up approximately 5 percent excluding a positive impact from acquisitions of 4 percent and unfavorable currency translation of 2 percent. Commercial & Residential Solutions net sales are expected to be up approximately 4 percent, with underlying sales flat excluding a positive impact from acquisitions of 5 percent and unfavorable currency translation of 1 percent. Consolidated net sales are expected to be up approximately 6 percent, with underlying sales up approximately 3 percent excluding a positive impact from acquisitions of 5 percent and unfavorable currency translation of 2 percent. Segment EBIT margin is expected to be approximately 16 percent for Automation Solutions and approximately 21 percent for Commercial & Residential Solutions, including higher restructuring investments in the fourth quarter. Reported earnings per share are expected to be $3.60 to $3.70, which includes an expected discrete tax benefit in the fourth quarter of approximately $0.05 per share. Operating cash flow is expected to be approximately $3.1 billion and free cash flow, which excludes targeted capital spending of $600 million, is expected to be approximately $2.5 billion.

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

The United Kingdom (UK) continues to negotiate its withdrawal from the European Union (EU), commonly known as "Brexit." The EU agreed to postpone the withdrawal deadline to October 31, 2019. The Company's net sales in the UK are principally in the Automation Solutions segment and represent less than two percent of consolidated sales. Sales of products manufactured in the UK and sold within the EU are immaterial. The Company is evaluating several potential Brexit scenarios and believes the direct cost of incremental tariffs, logistics and other items would be immaterial.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In November 2015, the Board of Directors authorized the purchase of up to 70 million shares, and approximately 26.1 million shares remain available. No shares were purchased in the third quarter of 2019.

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

101
Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the three and nine months ended June 30, 2019 and 2018, (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2019 and 2018, (iii) Consolidated Balance Sheets as of September 30, 2018 and June 30, 2019, (iv) Consolidated Statements of Cash Flows for the nine months ended June 30, 2019 and 2018, and (v) Notes to Consolidated Financial Statements for the three and nine months ended June 30, 2019.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMERSON ELECTRIC CO.

By	/s/ Frank J. Dellaquila
Frank J. Dellaquila
Senior Executive Vice President and Chief Financial Officer
(on behalf of the registrant and as Chief Financial Officer)
August 7, 2019