Form 10-K
period 2019-09-30
EMERSON ELECTRIC CO
filed 2019-11-18
CIK 32604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended September 30, 2019

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

Aggregate market value of the voting stock held by nonaffiliates of the registrant as of close of business on
March 31, 2019: $41.8 billion.

Common stock outstanding at October 31, 2019: 609,153,835 shares.

Documents Incorporated by Reference

1.	Portions of Emerson Electric Co. Notice of 2020 Annual Meeting of Shareholders and Proxy Statement incorporated by reference into Part III hereof.

PART I

ITEM 1 - BUSINESS

Emerson (“the Company”) was incorporated in Missouri in 1890, and has evolved through internal growth and strategic acquisitions and divestitures from a regional manufacturer of electric motors and fans into a global leader that brings technology and engineering together to provide innovative solutions for customers in a wide range of industrial, commercial and consumer markets around the world. Sales by geographic destination in 2019 were: the Americas, 55 percent; Europe, 17 percent; and Asia, Middle East & Africa, 28 percent.

In connection with the strategic portfolio repositioning actions discussed below, the Company's businesses and organization were realigned. In fiscal 2017, the Company began reporting three segments: Automation Solutions; and Climate Technologies and Tools & Home Products, which together comprise the Commercial & Residential Solutions business. A summary of the Company's businesses is described below.

•
Automation Solutions - enables process, hybrid and discrete manufacturers to maximize production, protect personnel and the environment, and optimize their energy efficiency and operating costs through a broad offering of products and integrated solutions, including measurement and analytical instrumentation, industrial valves and equipment, and process control software and systems.

•
Commercial & Residential Solutions - provides products and solutions that promote energy efficiency, enhance household and commercial comfort, and protect food quality and sustainability through heating, air conditioning and refrigeration technology, as well as a broad range of tools and appliance solutions.

In 2017, the Company's strategic portfolio repositioning actions resulted in the sale of the network power systems business and the sale of the power generation, motors and drives business. These businesses have been reported in discontinued operations until disposal. On April 28, 2017, the Company completed the acquisition of Pentair's valves & controls business, which is reported in the Automation Solutions segment and complements the Valves, Actuators & Regulators product offering. In 2018, the Company continued to expand the product offerings within its two businesses. This included the acquisitions of Paradigm, a provider of software solutions for the oil and gas industry, and Aventics, a global provider of smart pneumatics technologies, which are reported in Automation Solutions. The Company also made strategic acquisitions to strengthen its Commercial & Residential Solutions business, which included Textron's tools and test equipment business, a manufacturer of electrical and utility tools, diagnostics, and test and measurement instruments. In the first quarter of 2018 the Company also completed the sale of its residential storage business. In 2019, the Company acquired several smaller businesses to expand its Automation Solutions product portfolio, which included the acquisition of Machine Automation Solutions (General Electric's former Intelligent Platforms business). Information with respect to acquisition and divestiture activity, including the discontinued businesses, is set forth in Note 4. These references and all other Note references in this document refer to Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K, which notes are hereby incorporated by reference. See also Item 1A - “Risk Factors” and Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Across these product offerings, Automation Solutions offers the Plantweb TM Digital Ecosystem, a comprehensive Industrial Internet of Things (IIoT) architecture that provides remote monitoring by combining intelligent field sensors, communication gateways and controllers, software, and complementary partner technologies. This IIoT architecture delivers measurable business performance improvements to customers by providing insights into production performance, energy consumption, reliability of specific equipment or process units, and safety. Together with the broad offering of products and integrated solutions, Automation Solutions also provides a portfolio of services and lifecycle service centers which offer consulting, engineering, systems development, project management, training, maintenance, and troubleshooting expertise to aid in process optimization. Sales by geographic destination in 2019 for Automation Solutions were: the Americas, 48 percent; Europe, 20 percent; and Asia, Middle East & Africa, 32 percent.

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

On December 1, 2017, the Company acquired Paradigm, enhancing its software solutions offerings in the oil and gas industry. This technology creates a more comprehensive digital portfolio from exploration to production and enables Emerson to help oil and gas operators increase efficiency and reduce costs. See Note 4.

Valves, Actuators & Regulators

The primary role of an industrial valve is to control, isolate, or regulate the flow of liquids or gases to achieve safe operation along with reliability and optimized performance.

Control, isolation and pressure relief valves respond to commands from a control system to continuously and precisely modulate the flow of process fluids. Engineered on/off valves are typically used to achieve tight shutoff, even in high-pressure and high-temperature processes. The Company designs, engineers and manufactures ball, gate, globe, check, sliding stem, rotary, high performance butterfly, triple offset, and severe services valves for critical applications. The Company also designs and manufactures sophisticated smart actuation and control technologies that continuously monitor valve health and remotely control valve positions to foster proactive and predictive maintenance as well as decrease the risk of unplanned shutdowns.

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

On April 28, 2017, the Company acquired Pentair’s valves & controls business, which manufactures control, isolation and pressure relief valves and actuators. These products complement Emerson’s existing offerings, creating a comprehensive valve solutions portfolio that is supported by an extensive service network. See Note 4.

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

On July 17, 2018, the Company completed the acquisition of Aventics, a global provider of smart pneumatics technologies that power machine and factory automation applications. This acquisition significantly expands Emerson’s fluid automation technologies for process and industrial applications. See Note 4.

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

On January 31, 2019, the Company completed the acquisition of Machine Automation Solutions (General Electric's former Intelligent Platforms business). This business offers programmable logic controller technologies that expand the Company's capabilities in machine control and discrete applications, as well as for process and hybrid markets. The Company also completed several acquisitions of software providers, including Zedi, which offers a cloud-based supervisory control and data acquisition platform that helps oil and gas producers optimize and manage their operations. See Note 4.

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

COMMERCIAL & RESIDENTIAL SOLUTIONS

The Commercial & Residential Solutions business consists of the Climate Technologies and Tools & Home Products segments, and provides products and solutions that promote energy efficiency, enhance household and commercial comfort, and protect food quality and sustainability through heating, air conditioning and refrigeration technology, as well as a broad range of tools and appliance solutions. Sales by geographic destination in 2019 for Commercial & Residential Solutions were: the Americas, 69 percent; Europe, 12 percent; and Asia, Middle East & Africa, 19 percent.

CLIMATE TECHNOLOGIES

The Climate Technologies segment provides products and services for many areas of the climate control industry, including residential heating and cooling, commercial air conditioning, commercial and industrial refrigeration, and cold chain management. The Company's technologies enable homeowners and businesses to better manage their heating, air conditioning and refrigeration systems for improved control and comfort, and lower energy costs. Climate Technologies also provides services that digitally control and remotely monitor refrigeration units in grocery stores and other food distribution outlets to enhance food freshness and safety, as well as cargo and transportation monitoring solutions. Sales by geographic destination in 2019 for Climate Technologies were: the Americas, 65 percent; Europe, 10 percent; and Asia, Middle East & Africa, 25 percent.

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

Distribution

Climate Technologies' sales, primarily to original equipment manufacturers and end users, are made predominantly through worldwide direct sales forces. Remaining sales are primarily through independent distributor networks throughout the world. Approximately one-third of this segment’s sales are made to a small number of original equipment manufacturers.

Brands

Service/trademarks and trade names within (but not exclusive to) the Climate Technologies segment include Emerson Commercial & Residential Solutions, Emerson Climate Technologies, Copeland, CoreSense, Dixell, Fusite, ProAct, Sensi, Therm-O-Disc, Vilter and White-Rodgers.

TOOLS & HOME PRODUCTS

The Company’s Tools & Home Products segment offers tools for professionals and homeowners and appliance solutions. Sales by geographic destination in 2019 for this segment were: the Americas, 79 percent; Europe, 15 percent; and Asia, Middle East & Africa, 6 percent.

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

On July 2, 2018, the Company completed the acquisition of Textron’s tools and test equipment business, which manufactures electrical and utility tools, diagnostics, and test and measurement instruments. These products expand Emerson’s professional tools business, creating a broad offering for mechanical, electrical and plumbing contractors. See Note 4.

Appliance Solutions

The Company provides a number of appliance solutions, including residential and commercial food waste disposers, instant hot water dispensers and compact electric water heaters.

Distribution

The principal worldwide distribution channels for Tools & Home Products are distributors and direct sales forces. Professional tools are sold worldwide almost exclusively through distributors. Appliance solutions are sold through direct sales force networks, distributors and online retailers. Approximately one-fourth of this segment's sales are made to a small number of big box retail outlets.

Brands

Service/trademarks and trade names within (but not exclusive to) the Tools & Home Products segment include Emerson, Emerson Professional Tools, Badger, Greenlee, Grind2Energy, InSinkErator, Klauke, ProTeam and RIDGID.

On October 2, 2017, the Company sold its residential storage business. See Note 4.

DISCONTINUED OPERATIONS

The network power systems business and the power generation, motors and drives business were sold in 2017 and are reported as discontinued operations in the Consolidated Financial Statements until disposal. See Note 4.

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

BACKLOG

The Company’s estimated consolidated order backlog was $5.1 billion and $5.0 billion at September 30, 2019 and 2018, respectively. Approximately 85 percent of the Company’s consolidated backlog is expected to be recognized as revenue over the next 12 months, with the remainder substantially over the subsequent two years thereafter. Backlog by business at September 30, 2019 and 2018 follows (dollars in millions).

	2018	2019
Automation Solutions	$4,473	4,594
Commercial & Residential Solutions	493	467
Total Backlog	$4,966	5,061

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

EMPLOYEES

The Company and its subsidiaries had approximately 88,000 employees at September 30, 2019. Management believes that the Company's employee relations are favorable. Some of the Company's employees are represented under collective bargaining agreements, but none of these agreements are considered significant.

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

If We Are Unable to Defend or Protect Our Intellectual Property Rights, the Company's Competitive Position Could Be Adversely Affected

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

We Engage in Acquisitions and Divestitures, Which Are Subject to Domestic and Foreign Regulatory Requirements, and May Encounter Difficulties in Integrating and Separating These Businesses and Therefore We May Not Realize the Anticipated Benefits

We regularly seek growth through strategic acquisitions as well as evaluate our portfolio for potential divestitures. These activities require favorable environments to execute these transactions, and we may encounter difficulties in obtaining the necessary regulatory approvals in both domestic and foreign jurisdictions. In 2019 and in past years, we have made various acquisitions, including the valves & controls business in 2017, and entered into joint venture arrangements intended to complement or expand our business, and may continue to do so in the future. The success of these transactions will depend on our ability to integrate assets and personnel acquired in these transactions and to cooperate with our strategic partners. We may encounter difficulties in integrating acquisitions with our operations as well as separating divested businesses, and in managing strategic investments. Furthermore, we may not realize the degree, or timing, of benefits we anticipate when we first enter into a transaction. Any of the foregoing could adversely affect our business and results of operations.

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

Our Operations Depend on Production Facilities Throughout the World, a Majority of Which Are Located Outside the United States and Subject to Increased Risks of Disrupted Production, Causing Delays in Shipments and Loss of Customers and Revenue

We manage businesses with manufacturing facilities worldwide, a majority of which are located outside the United States, and also source certain materials internationally. Emerging market sales represent over one-third of total sales and serving a global customer base requires that we place more materials sourcing and production in emerging markets to capitalize on market opportunities and maintain our best-cost position. Our and our suppliers’ international production facilities and operations could be disrupted by a natural disaster, labor strife, war, political unrest, terrorist activity or public health concerns, particularly in emerging countries that are not well-equipped to handle such occurrences.

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

Our Substantial Sales Both in the U.S. and Abroad Subject Us to Economic Risk as Our Results of Operations May Be Adversely Affected by Changes in Government Regulations and Policies and Currency Fluctuations

We sell, manufacture, engineer and purchase products globally, with significant sales in both mature and emerging markets. We expect sales in non-U.S. markets to continue to represent a significant portion of our total sales. Our U.S. and international operations subject the Company to changes in government regulations and policies in a large number of jurisdictions around the world, including those related to trade, investments, taxation, exchange controls and repatriation of earnings. Changes in laws or policies governing the terms of foreign trade, trade restrictions or barriers, tariffs or taxes, trade protection measures, and retaliatory countermeasures, including on imports from countries where we manufacture products, could adversely impact our business and financial results. In addition, changes in the relative values of currencies occur from time to time and have affected our operating results and could do so in the future. While we monitor our exchange rate exposures and attempt to mitigate this exposure through hedging activities, this risk could adversely affect our operating results.

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

Access to Funding Through the Capital Markets is Essential to the Execution of Our Business Plan, and if We Are Unable to Maintain Such Access We Could Experience a Material Adverse Effect on Our Business and Financial Results

Our ability to invest in our businesses, make strategic acquisitions and refinance maturing debt obligations requires access to the capital markets and sufficient bank credit lines to support short-term borrowings. Volatility in the capital markets may increase costs associated with issuing commercial paper or other debt instruments, or affect the Company’s ability to access those markets. If we are unable to continue to access the capital markets, we could experience a material adverse effect on our business and financial results. Additionally, if our customers, suppliers or financial institutions are unable to access the capital markets to meet their commitments to the Company, our business could be adversely impacted.

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

Our Reputation, Ability To Do Business and Results of Operations Could Be Impaired By Improper Conduct By Any of Our Employees, Agents or Business Partners

We are subject to regulation under a wide variety of U.S. federal and state and non-U.S. laws, regulations and policies, including laws related to anti-corruption, anti-bribery, export and import compliance, anti-trust and money laundering, due to our global operations. In particular, the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business, and we operate in many parts of the world that have experienced government corruption to some degree. We cannot provide assurance our internal controls will always protect us from the improper conduct of our employees, agents and business partners. Any such violation of law or improper actions could subject us to civil or criminal investigations in the U.S. and other jurisdictions, could lead to substantial civil or criminal, monetary and non-monetary penalties and related shareholder lawsuits, could lead to increased costs of compliance and could damage our reputation, our business and results of operations.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

At September 30, 2019, the Company had approximately 200 manufacturing locations worldwide, of which approximately 65 were located in the United States and 135 were located outside the United States, primarily in Europe and Asia, and to a lesser extent in Canada and Latin America. Manufacturing locations by business are: Automation Solutions, 140; and Commercial & Residential Solutions, 60, including 40 in the Climate Technologies segment and 20 in the Tools & Home Products segment. The majority of the locations are owned, with the remainder occupied under lease. The Company considers its facilities suitable and adequate for the purposes for which they are used.

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

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following sets forth certain information as of November 18, 2019 with respect to the Company's executive officers. The Fiscal Year column indicates the first year the executive served as an officer of the Company. These officers have been elected or appointed to terms which expire February 4, 2020:

Name	Position	Age	Fiscal Year

D. N. Farr	Chairman of the Board and Chief Executive Officer*	64	1985

F. J. Dellaquila	Senior Executive Vice President and Chief Financial Officer	62	1991

S. J. Pelch	Chief Operating Officer and Executive Vice President - Organization Planning and Development	55	2005

M. H. Train	President	57	1994

L. Karsanbhai	Executive President - Automation Solutions	50	2002

R. T. Sharp	Executive President - Commercial & Residential Solutions	52	1999

S. Y. Bosco	Senior Vice President, Secretary and General Counsel	61	2005

M. J. Bulanda	Senior Vice President - Planning and Development	53	2002

K. Button Bell	Senior Vice President and Chief Marketing Officer	61	1999

M. J. Baughman	Vice President, Controller and Chief Accounting Officer	54	2018

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

Robert T. Sharp was appointed Executive President - Commercial & Residential Solutions in October 2016. Prior to his current position, Mr. Sharp was Executive Vice President - Commercial & Residential Solutions from February 2016 through October 2016, Executive Vice President - Climate Technologies from February 2015 through February 2016, Vice President - Profit Planning from January 2013 through January 2015 and President - Emerson Process Management Europe from 2009 through January 2013.

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

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information regarding the market for the Company's common stock and dividend payments is set forth in Note 20. There were approximately 17,776 stockholders of record at September 30, 2019.

Period	Total Number of Share Purchased (000s)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (000s)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (000s)
July 2019	—	—	—	26,121
August 2019	3,020	$58.36	3,020	23,101
September 2019	1,161	$63.51	1,161	21,940
Total	4,181	$59.79	4,181	21,940

In November 2015, the Board of Directors authorized the purchase of up to 70 million shares, and 21.9 million shares remain available.

ITEM 6 - SELECTED FINANCIAL DATA

Years ended September 30
(dollars in millions, except per share amounts)

	2015 (a)	2016	2017	2018 (b)	2019
Net sales	$16,249	14,522	15,264	17,408	18,372
Earnings from continuing operations – common stockholders	$2,517	1,590	1,643	2,203	2,306
Basic earnings per common share from continuing operations	$3.72	2.46	2.54	3.48	3.74
Diluted earnings per common share from continuing operations	$3.71	2.45	2.54	3.46	3.71
Cash dividends per common share	$1.88	1.90	1.92	1.94	1.96
Long-term debt	$4,289	4,051	3,794	3,137	4,277
Total assets	$22,088	21,732	19,589	20,390	20,497

(a) Includes gains from divestitures of businesses of $611 million and $0.90 per share.

(b) Includes income tax benefit of $189 million ($0.30 per share) from the impacts of U.S. tax reform.

See Note 4 for information regarding the Company's acquisition and divestiture activities for the last three years, and Note 14 for information regarding the impacts of U.S. tax reform.

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
Operating profit (defined as net sales less cost of sales and selling, general and administrative expenses) and operating profit margin (defined as operating profit divided by net sales) are indicative of short-term operational performance and ongoing profitability. Management closely monitors operating profit and operating profit margin of each business to evaluate past performance and actions required to improve profitability. EBIT (defined as earnings before deductions for interest expense, net and income taxes) and total segment EBIT, and EBIT margin (defined as EBIT divided by net sales) and total segment EBIT margin, are financial measures that exclude the impact of financing on the capital structure and income taxes. EBITDA (defined as EBIT excluding depreciation and amortization) and EBITDA margin (defined as EBITDA divided by net sales) are used as measures of the Company's current operating performance, as they exclude the impact of capital and acquisition-related investments. All of these are commonly used financial measures utilized by management to evaluate performance (U.S. GAAP measures: pretax earnings or pretax profit margin).
Earnings, earnings per share, return on common stockholders’ equity and return on total capital excluding certain gains and losses, impairments, restructuring costs, impacts of the strategic portfolio repositioning actions and other acquisitions or divestitures, impacts of U.S. tax reform, or other items provide additional insight into the underlying, ongoing operating performance of the Company and facilitate period-to-period comparisons by excluding the earnings impact of these items. Management believes that presenting earnings, earnings per share, return on common stockholders' equity and return on total capital excluding these items is more representative of the Company’s operational performance and may be more useful for investors (U.S. GAAP measures: earnings, earnings per share, return on common stockholders’ equity, return on total capital).
Free cash flow (operating cash flow less capital expenditures) and free cash flow as a percent of net sales are indicators of the Company’s cash generating capabilities, and dividends as a percent of free cash flow is an indicator of the Company's ability to support its dividend, after considering investments in capital assets which are necessary to maintain and enhance existing operations. The determination of operating cash flow adds back noncash depreciation expense to earnings and thereby does not reflect a charge for necessary capital expenditures. Management believes that free cash flow, free cash flow as a percent of net sales and dividends as a percent of free cash flow are useful to both management and investors as measures of the Company’s ability to generate cash and support its dividend (U.S. GAAP measures: operating cash flow, operating cash flow as a percent of net sales, dividends as a percent of operating cash flow).

FINANCIAL REVIEW
Report of Management
The Company's management is responsible for the integrity and accuracy of the financial statements. Management believes that the financial statements for each of the years in the three-year period ended September 30, 2019 have been prepared in conformity with U.S. generally accepted accounting principles appropriate in the circumstances. In preparing the financial statements, management makes informed judgments and estimates where necessary to reflect the expected effects of events and transactions that have not been completed. The Company's disclosure controls and procedures ensure that material information required to be disclosed is recorded, processed, summarized and communicated to management and reported within the required time periods.
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
Management's Report on Internal Control Over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework and the criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that internal control over financial reporting was effective as of September 30, 2019.
The Company's auditor, KPMG LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of the Company's internal control over financial reporting.

/s/ David N. Farr	/s/ Frank J. Dellaquila
David N. Farr	Frank J. Dellaquila
Chairman of the Board	Senior Executive Vice President
and Chief Executive Officer	and Chief Financial Officer

Results of Operations
Years ended September 30
(Dollars in millions, except per share amounts)

	2017	2018	2019	18 vs. 17	19 vs. 18

Net sales	$15,264	17,408	18,372	14%	6%
Gross profit	$6,431	7,432	7,815	16%	5%
Percent of sales	42.1%	42.7%	42.5%

SG&A	$3,607	4,269	4,457
Percent of sales	23.6%	24.5%	24.2%
Other deductions, net	$324	337	325
Interest expense, net	$165	159	174

Earnings from continuing operations
before income taxes	$2,335	2,667	2,859	14%	7%
Percent of sales	15.3%	15.3%	15.6%
Earnings from continuing operations
common stockholders	$1,643	2,203	2,306	34%	5%
Percent of sales	10.8%	12.7%	12.6%

Diluted EPS – Earnings from continuing operations	$2.54	3.46	3.71	36%	7%

Return on common stockholders' equity	18.6%	24.9%	26.8%
Return on total capital	15.3%	20.6%	19.5%

OVERVIEW
Emerson's sales for 2019 were $18.4 billion, an increase of $1.0 billion, or 6 percent, supported by acquisitions, which added 5 percent. Underlying sales, which exclude acquisitions and a negative impact from foreign currency translation of 2 percent, were up 3 percent compared with the prior year.

Net earnings common stockholders were $2.3 billion in 2019, up 5 percent compared with prior year earnings of $2.2 billion. Diluted earnings per share were $3.71, up 7 percent versus $3.46 per share in 2018, due to modest sales growth and lower corporate expenses.

The Company generated operating cash flow of $3.0 billion in 2019, an increase of $114 million, or 4 percent.

NET SALES
Net sales for 2019 were $18.4 billion, an increase of $1.0 billion, or 6 percent compared with 2018. Sales increased $761 million in Automation Solutions and $187 million in Commercial & Residential Solutions. Underlying sales, which exclude foreign currency translation, acquisitions and divestitures, increased 3 percent ($526 million) on higher volume and slightly higher price. Acquisitions added 5 percent ($759 million) while foreign currency translation subtracted 2 percent ($321 million). Underlying sales increased 2 percent in the U.S. and 4 percent internationally.

Net sales for 2018 were $17.4 billion, an increase of $2.1 billion, or 14 percent compared with 2017. Sales increased $2.0 billion in Automation Solutions and $125 million in Commercial & Residential Solutions. Underlying sales increased 8 percent ($1.1 billion) on higher volume. Acquisitions, net of the divestiture of the residential storage business, added 5 percent ($819 million) and foreign currency translation added 1 percent ($181 million). Underlying sales increased 9 percent in the U.S. and 7 percent internationally.

INTERNATIONAL SALES
Emerson is a global business with international sales representing 54 percent of total sales, including U.S. exports. The Company generally expects faster economic growth in emerging markets in Asia, Latin America, Eastern Europe and Middle East/Africa.

International destination sales, including U.S. exports, increased 5 percent, to $10.0 billion in 2019, reflecting increases in both the Automation Solutions and Commercial & Residential Solutions businesses. U.S. exports of $1.1 billion were up 2 percent compared with 2018. Underlying international destination sales were up 4 percent, as acquisitions had a 5 percent favorable impact, while foreign currency translation had a 4 percent unfavorable impact on the comparison. Underlying sales increased 3 percent in Europe, 2 percent in Asia, Middle East & Africa (China up 3 percent), 17 percent in Latin America and 4 percent in Canada. Origin sales by international subsidiaries, including shipments to the U.S., totaled $9.0 billion in 2019, up 5 percent compared with 2018.

International destination sales, including U.S. exports, increased 18 percent, to $9.5 billion in 2018, reflecting increases in both the Automation Solutions and Commercial & Residential Solutions businesses. U.S. exports of $1.1 billion were up 19 percent compared with 2017, reflecting increases in both Automation Solutions and Commercial & Residential Solutions which benefited from acquisitions. Underlying international destination sales were up 7 percent, as foreign currency translation had a 2 percent favorable impact, while acquisitions, net of the divestiture of the residential storage business, had a 9 percent favorable impact on the comparison. Underlying sales increased 2 percent in Europe, 9 percent in Asia, Middle East & Africa (China up 17 percent), 4 percent in Latin America and 12 percent in Canada. Origin sales by international subsidiaries, including shipments to the U.S., totaled $8.5 billion in 2018, up 19 percent compared with 2017, primarily reflecting acquisitions.

ACQUISITIONS AND DIVESTITURES
The Company acquired eight businesses in 2019, all in the Automation Solutions segment, for $469 million, net of cash acquired. These eight businesses had combined annual sales of approximately $300 million.

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

On October 2, 2017, the Company sold its residential storage business for $200 million in cash, and recognized a small pretax gain and an after-tax loss of $24 million ($0.04 per share) in 2018 due to income taxes resulting from nondeductible goodwill. The Company realized approximately $150 million in after-tax cash proceeds from the sale. This business had sales of $298 million and pretax earnings of $15 million in 2017, and was previously reported within the Tools & Home Products segment.

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

See Note 4 for further information on acquisitions and divestitures, including pro forma financial information. See information under “Discontinued Operations” for a discussion of the Company’s divestitures related to its portfolio repositioning actions.

COST OF SALES
Cost of sales for 2019 were $10.6 billion, an increase of $581 million compared with $10.0 billion in 2018. The increase is primarily due to acquisitions and higher volume, partially offset by the impact of foreign currency translation. Gross profit was $7.8 billion in 2019 compared to $7.4 billion in 2018. Gross margin decreased 0.2 percentage points to 42.5 percent, reflecting unfavorable mix and the impact of acquisitions, partially offset by savings from cost reduction actions. Gross margin was 42.7 percent in 2018.

Cost of sales for 2018 were $10.0 billion, an increase of $1.1 billion compared with $8.8 billion in 2017. The increase is primarily due to acquisitions, higher volume and the impact of foreign currency translation. Gross profit was $7.4 billion in 2018 compared with $6.4 billion in 2017. Gross margin increased 0.6 percentage points to 42.7 percent reflecting leverage on higher volume and savings from cost reduction actions, partially offset by the impact of acquisitions. Gross margin was 42.1 percent in 2017.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative (SG&A) expenses of $4.5 billion in 2019 increased $188 million compared with 2018 due to acquisitions and higher volume. SG&A as a percent of sales of 24.2 percent decreased 0.3 percentage points due to leverage on higher volume and lower incentive stock compensation of $96 million, reflecting a decreasing stock price in the current year compared to an increasing stock price in the prior year, partially offset by a negative impact from acquisitions of 0.4 percentage points and higher investment spending.

SG&A expenses of $4.3 billion in 2018 increased $662 million compared with 2017, due to acquisitions and an increase in volume. SG&A as a percent of sales of 24.5 percent increased 0.9 percentage points due to higher incentive stock compensation of $106 million, reflecting an increase in the Company's stock price and progress toward achieving its performance objectives, the impact of acquisitions, and higher investment spending in Automation Solutions, partially offset by leverage on higher volume.

OTHER DEDUCTIONS, NET
Other deductions, net were $325 million in 2019, a decrease of $12 million compared with 2018. The decrease primarily reflects lower acquisition/divestiture costs of $29 million, pension expenses of $42 million and foreign currency transactions of $13 million, partially offset by higher intangibles amortization and restructuring expense of $27 million and $30 million, respectively. See Note 5.

Other deductions, net were $337 million in 2018, an increase of $13 million compared with 2017. The increase primarily reflects higher intangibles amortization of $75 million due to acquisitions and higher acquisition/divestiture costs of $18 million, partially offset by lower pension and restructuring expenses of $78 million and $13 million, respectively.

INTEREST EXPENSE, NET
Interest expense, net was $174 million, $159 million and $165 million in 2019, 2018 and 2017, respectively. The increase in 2019 was due to lower interest income, while the decrease in 2018 reflects the maturity of long-term debt with relatively higher interest rates and higher interest income.

EARNINGS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
Pretax earnings of $2.9 billion increased $192 million in 2019, up 7 percent compared with 2018. Earnings increased $61 million in Automation Solutions and decreased $81 million in Commercial & Residential Solutions, while costs reported at corporate decreased $227 million. See the Business discussion that follows and Note 18.

Pretax earnings of $2.7 billion increased $332 million in 2018, up 14 percent compared with 2017. Earnings increased $364 million in Automation Solutions and decreased $6 million in Commercial & Residential Solutions, while costs reported at corporate increased $32 million.

INCOME TAXES
On December 22, 2017, the U.S. government enacted tax reform, the Tax Cuts and Jobs Act (the “Act”), which made comprehensive changes to U.S. federal income tax laws by moving from a global to a modified territorial tax regime. The Act includes a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent in calendar year 2018 along with the elimination of certain deductions and credits, and a one-time “deemed repatriation” of accumulated non-U.S. earnings. During 2018, the Company recognized a net tax benefit of $189 million ($0.30 per share) due to impacts of the Act, consisting of a $94 million benefit on revaluation of net deferred income tax liabilities to the lower tax rate, $35 million of expense for the tax on deemed repatriation of accumulated non-U.S. earnings and withholding taxes, and the reversal of $130 million accrued in previous periods for the planned repatriation of non-U.S. cash. The Company completed its accounting for the Act in the first quarter of fiscal 2019.

Effective in fiscal 2019, the Act also subjects the Company to U.S. tax on global intangible low-taxed income earned by certain of its non-U.S. subsidiaries. The Company has elected to recognize this tax as a period expense when it is incurred.

In the second quarter of fiscal 2019, the Company recorded a $13 million ($0.02 per share) tax benefit due to the issuance of final regulations related to the one-time tax on deemed repatriation.

Income taxes were $531 million, $443 million and $660 million for 2019, 2018 and 2017, respectively, resulting in effective tax rates of 19 percent, 17 percent and 28 percent in 2019, 2018 and 2017, respectively. The lower rates in 2019 and 2018 reflect the lower tax rate on earnings and discrete tax benefits due to the impacts of the Act described above. The effective tax rates in 2019, 2018 and 2017 also include benefits from restructuring subsidiaries of $74 million ($0.12 per share), $53 million ($0.08 per share) and $47 million ($0.07 per share), respectively.

NET EARNINGS AND EARNINGS PER SHARE; RETURNS ON EQUITY AND TOTAL CAPITAL
Net earnings attributable to common stockholders in 2019 were $2.3 billion, up 5 percent compared with 2018, and diluted earnings per share were $3.71, up 7 percent, due to modest sales growth and lower corporate expenses. Earnings per share comparisons were also impacted by the prior year net tax benefit due to impacts of the Act of $0.30 per share discussed above, which was partially offset by 2018 first year acquisition accounting charges of $0.09 per share and a $0.04 per share loss on the residential storage business.

Net earnings attributable to common stockholders in 2018 were $2.2 billion, up 45 percent compared with 2017, and diluted earnings per share were $3.46, up 47 percent. Earnings per share for 2018 included the net tax benefit due to impacts of the Act of $0.30 per share. Results also included an $0.18 per share benefit from the lower tax rate on 2018 earnings, partially offset by a $0.04 per share loss on the residential storage business. The 2017 results included a net loss from discontinued operations of $125 million which benefited net earnings and earnings per share comparisons 11 percentage points. Discontinued operations included the network power systems business, which was sold on November 30, 2016 for $4.0 billion in cash, and the power generation, motors and drives business, which was sold on January 31, 2017 for approximately $1.2 billion. See Note 4.

Return on common stockholders' equity (net earnings attributable to common stockholders divided by average common stockholders' equity) was 26.8 percent in 2019 compared with 24.9 percent in 2018 and 18.6 percent in 2017. Return on total capital was 19.5 percent in 2019 compared with 20.6 percent in 2018 and 15.3 percent in 2017 (computed as net earnings attributable to common stockholders excluding after-tax net interest expense, divided by average common stockholders' equity plus short- and long-term debt less cash and short-term investments). Higher net earnings benefited the 2019 returns, while an increase in long-term debt negatively impacted the return on total capital. The impacts of U.S. tax reform discussed above benefited the 2018 return on common stockholders' equity and return on total capital, while the acquisition of the valves & controls business and discontinued operations reduced the 2017 returns.

Business Segments
Following is an analysis of segment results for 2019 compared with 2018, and 2018 compared with 2017. The Company defines segment earnings as earnings before interest and income taxes. In connection with the strategic portfolio repositioning actions completed in fiscal 2017, the Company began reporting three segments: Automation Solutions; and Climate Technologies and Tools & Home Products, which together comprise the Commercial & Residential Solutions business. See Note 18.

AUTOMATION SOLUTIONS
(dollars in millions)	2017	2018	2019	18 vs. 17	19 vs. 18

Sales	$9,418	11,441	12,202	21%	7%
Earnings	$1,522	1,886	1,947	24%	3%
Margin	16.2%	16.5%	16.0%

Sales by Major Product Offering
Measurement & Analytical Instrumentation	$3,070	3,604	3,807	17%	6%
Valves, Actuators & Regulators	2,659	3,749	3,794	41%	1%
Industrial Solutions	1,689	1,967	2,232	16%	14%
Process Control Systems & Solutions	2,000	2,121	2,369	6%	12%
Total	$9,418	11,441	12,202	21%	7%

2019 vs. 2018 - Automation Solutions sales were $12.2 billion in 2019, an increase of $761 million, or 7 percent. Underlying sales increased 5 percent ($582 million) on higher volume and slightly higher price. Acquisitions added 4 percent ($426 million) and foreign currency translation had a 2 percent ($247 million) unfavorable impact. Sales for Measurement & Analytical Instrumentation increased $203 million, or 6 percent, reflecting broad-based strength across process and hybrid end markets. Valves, Actuators & Regulators increased $45 million, or 1 percent, on favorable global oil and gas demand. Industrial Solutions sales increased $265 million, or 14 percent, due to the Aventics acquisition ($292 million), while discrete manufacturing end markets were slow in the U.S. and Europe. Process Control Systems & Solutions increased $248 million, or 12 percent, driven by greenfield investment and modernization activity, while acquisitions added $134 million. Underlying sales increased 4 percent in the Americas (U.S. up 2 percent), 4 percent in Europe, and 8 percent in Asia, Middle East & Africa (China up 13 percent), supported by infrastructure investment across the region. Earnings of $1.9 billion increased $61 million from the prior year driven by higher volume and price. Margin decreased 0.5 percentage points to 16.0 percent, reflecting a dilutive impact from acquisitions of 0.7 percentage points and increased restructuring expense of $24 million. Excluding these items, margin increased due to leverage on the higher volume.

2018 vs. 2017 - Automation Solutions reported sales of $11.4 billion in 2018, an increase of $2.0 billion or 21 percent. Underlying sales increased 10 percent ($922 million) on higher volume. Acquisitions added 10 percent ($978 million) and foreign currency translation added 1 percent ($123 million). Sales for Measurement & Analytical Instrumentation increased $534 million, or 17 percent, and Process Control Systems & Solutions increased $121 million, or 6 percent, due to increased spending by global oil and gas customers, strong MRO demand and growth of small and mid-sized projects focused on facility expansion and optimization. The acquisition of Paradigm ($113 million) also supported Measurement & Analytical Instrumentation sales. Valves, Actuators & Regulators increased $1.1 billion, or 41 percent, led by the valves & controls acquisition ($771 million) and broad-based demand across end markets, including energy, power and life sciences. Industrial Solutions sales increased $278 million, or 16 percent, driven by favorable global trends in general industrial end markets. Underlying sales increased 13 percent in the Americas (U.S. up 14 percent), 1 percent in Europe and 11 percent in Asia, Middle East & Africa (China up 21 percent). Earnings of $1.9 billion increased $364 million from the prior year on higher volume and leverage, cost reduction savings and lower restructuring expense of $22 million, partially offset by higher investment spending. Margin increased 0.3 percentage points to 16.5 percent. These results reflect a dilutive impact on comparisons from the valves & controls acquisition of 1.2 percentage points, which included an impact from higher intangibles amortization of 0.4 percentage points, or $45 million.

COMMERCIAL & RESIDENTIAL SOLUTIONS
(dollars in millions)	2017	2018	2019	18 vs. 17	19 vs. 18

Sales:
Climate Technologies	$4,212	4,454	4,313	6%	(3)%
Tools & Home Products	1,645	1,528	1,856	(7)%	22%
Total	$5,857	5,982	6,169	2%	3%

Earnings:
Climate Technologies	$975	972	883	—%	(9)%
Tools & Home Products	383	380	388	(1)%	2%
Total	$1,358	1,352	1,271	—%	(6)%
Margin	23.2%	22.6%	20.6%

2019 vs. 2018 - Commercial & Residential Solutions sales were $6.2 billion in 2019, an increase of $187 million, or 3 percent. Underlying sales decreased 1 percent ($59 million) on lower volume partially offset by higher price. Acquisitions added 5 percent ($320 million) while foreign currency translation subtracted 1 percent ($74 million). Climate Technologies sales were $4.3 billion in 2019, a decrease of $141 million, or 3 percent. HVAC sales were down sharply in Asia, Middle East & Africa, particularly in China air conditioning and heating markets, while growth in the U.S. was modest. Global cold chain sales were down slightly, as modest growth in the U.S. was more than offset by slower demand in Asia and Europe. Tools & Home Products sales were $1.9 billion in 2019, up $328 million or 22 percent compared to the prior year, reflecting the tools and test acquisition and modest growth for professional tools. Sales for wet/dry vacuums were up moderately due to higher price, while food waste disposers were flat. Overall, underlying sales increased 3 percent in the Americas (U.S. up 2 percent) and 1 percent in Europe, while Asia, Middle East & Africa decreased 12 percent (China down 15 percent). Earnings were $1.3 billion, a decrease of $81 million and margin was down 2.0 percentage points, primarily due to a dilutive impact from the tools and test acquisition of 0.8 percentage points, deleverage on lower volume in the Climate Technologies segment and unfavorable mix.

2018 vs. 2017 - Commercial & Residential Solutions sales were $6.0 billion in 2018, an increase of $125 million, or 2 percent. Underlying sales increased 4 percent ($226 million) on higher volume and slightly higher price. Foreign currency translation added 1 percent ($58 million) while the divestiture of the residential storage business, net of acquisitions, subtracted 3 percent ($159 million). Climate Technologies sales were $4.5 billion in 2018, an increase of $242 million, or 6 percent. Global HVAC sales were up moderately, reflecting robust growth in China, while sales were up moderately in Europe and modestly in the U.S. Cold chain sales were strong, led by robust growth in China and solid growth in Europe, while sales in the U.S. were up slightly. Sensors had strong growth, while temperature controls was flat. Tools & Home Products sales were $1.5 billion in 2018, down $117 million or 7 percent compared to the prior year, reflecting the impact of the residential storage divestiture ($298 million). Sales for professional tools were strong on favorable demand in oil and gas and construction-related markets, and the tools and test acquisition added $106 million. Wet/dry vacuums had solid growth and food waste disposers were up slightly. Overall, underlying sales increased 3 percent in the Americas (U.S. up 3 percent), 4 percent in Europe and 6 percent in Asia, Middle East & Africa (China up 11 percent). Earnings were $1.4 billion, a decrease of $6 million and margin was down 0.6 percentage points. Higher materials costs, the impact of acquisitions, unfavorable mix and increased restructuring expense of $11 million were partially offset by leverage on higher volume, favorable price and savings from cost reduction actions. In addition, the residential storage divestiture reduced earnings by $16 million, but benefited margin comparisons 1.0 percentage points, while higher warranty costs of $10 million associated with a specific product issue in Climate Technologies partially offset this benefit.

Financial Position, Capital Resources and Liquidity

The Company continues to generate substantial cash from operations and has the resources available to reinvest for growth in existing businesses, pursue strategic acquisitions and manage its capital structure on a short- and long-term basis.

CASH FLOW FROM CONTINUING OPERATIONS
(dollars in millions)	2017	2018	2019

Operating Cash Flow	$2,690	2,892	3,006
Percent of sales	17.6%	16.6%	16.4%
Capital Expenditures	$476	617	594
Percent of sales	3.1%	3.5%	3.2%
Free Cash Flow (Operating Cash Flow less Capital Expenditures)	$2,214	2,275	2,412
Percent of sales	14.5%	13.1%	13.1%
Operating Working Capital	$1,007	985	1,113
Percent of sales	6.6%	5.7%	6.1%

Operating cash flow for 2019 was $3.0 billion, a $114 million, or 4 percent increase compared with 2018, due to higher earnings, partially offset by higher operating working capital. Operating cash flow from continuing operations of $2.9 billion in 2018 increased 8 percent compared to $2.7 billion in 2017, primarily due to higher earnings, partially offset by an increase in working capital investment to support higher levels of sales activity and income taxes paid on the residential storage divestiture. At September 30, 2019, operating working capital as a percent of sales was 6.1 percent compared with 5.7 percent in 2018 and 6.6 percent in 2017. Contributions to pension plans were $60 million in 2019, $61 million in 2018 and $45 million in 2017.

Capital expenditures were $594 million, $617 million and $476 million in 2019, 2018 and 2017, respectively. Free cash flow (operating cash flow less capital expenditures) was $2.4 billion in 2019, up 6 percent. Free cash flow from continuing operations was $2.3 billion in 2018, compared with $2.2 billion in 2017. The Company is targeting capital spending of approximately $600 million in 2020. Net cash paid in connection with acquisitions was $469 million, $2.2 billion and $3.0 billion in 2019, 2018 and 2017, respectively. Proceeds from divestitures not classified as discontinued operations were $14 million, $201 million and $39 million in 2019, 2018 and 2017, respectively.

Dividends were $1.2 billion ($1.96 per share) in 2019, compared with $1.2 billion ($1.94 per share) in 2018 and $1.2 billion ($1.92 per share) in 2017. In November 2019, the Board of Directors voted to increase the quarterly cash dividend 2 percent, to an annualized rate of $2.00 per share.

Purchases of Emerson common stock totaled $1.25 billion, $1.0 billion and $400 million in 2019, 2018 and 2017, respectively, at average per share prices of $62.83, $66.25 and $60.51.

The Board of Directors authorized the purchase of up to 70 million common shares in November 2015, and 21.9 million shares remain available for purchase under this authorization. The Company purchased 19.9 million shares in 2019, 15.1 million shares in 2018, and 6.6 million shares in 2017 under this authorization.

LEVERAGE/CAPITALIZATION
(dollars in millions)	2017	2018	2019

Total Assets	$19,589	20,390	20,497
Long-term Debt	$3,794	3,137	4,277
Common Stockholders' Equity	$8,718	8,947	8,233

Total Debt-to-Total Capital Ratio	34.8%	34.7%	41.0%
Net Debt-to-Net Capital Ratio	15.4%	29.1%	33.9%
Operating Cash Flow-to-Debt Ratio	57.8%	60.7%	52.5%
Interest Coverage Ratio	12.6X	14.2X	15.2X

Total debt, which includes long-term debt, current maturities of long-term debt, commercial paper and other short-term borrowings, was $5.7 billion, $4.8 billion and $4.7 billion for 2019, 2018 and 2017, respectively. During the year, the Company repaid $400 million of 5.25% notes that matured in October 2018 and $250 million of 5.0% notes that matured in April 2019. In January 2019, the Company issued €500 million of 1.25% notes due October 2025 and €500 million of 2.0% notes due October 2029. In May 2019, the Company issued €500 million of 0.375% notes due May 2024. The net proceeds from the sale of the notes were used to reduce commercial paper borrowings and for general corporate purposes. In 2018 and 2017, respectively, the Company repaid $250 million of 5.375% notes that matured in October 2017 and $250 million of 5.125% notes that matured in December 2016.

The total debt-to-capital ratio and the net debt-to-net capital ratio (less cash and short-term investments) increased in 2019 due to increased borrowings. In 2018 the net debt-to-net capital ratio increased due to a decrease in cash which was used for acquisitions during the year. The operating cash flow-to-debt ratio decreased in 2019 primarily due to the increased borrowings in the current year, partially offset by a modest increase in operating cash flows. The increase in 2018 was primarily due to higher operating cash flows. The interest coverage ratio is computed as earnings from continuing operations before income taxes plus interest expense, divided by interest expense. The increase in interest coverage in 2018 and 2019 reflects higher earnings in the respective years.

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

Emerson's financial structure provides the flexibility necessary to achieve its strategic objectives. The Company has been successful in efficiently deploying cash where needed worldwide to fund operations, complete acquisitions and sustain long-term growth. At September 30, 2019, substantially all of the Company's cash was held outside the U.S. (primarily in Europe and Asia). The Company routinely repatriates a portion of its non-U.S. cash from earnings each year, or otherwise when it can be accomplished tax efficiently, and provides for withholding taxes and any applicable U.S. income taxes as appropriate. The Company has been able to readily meet all its funding requirements and currently believes that sufficient funds will be available to meet the Company's needs in the foreseeable future through operating cash flow, existing resources, short- and long-term debt capacity or backup credit lines.

CONTRACTUAL OBLIGATIONS
At September 30, 2019, the Company's contractual obligations, including estimated payments, are as follows:

	Amounts Due By Period
(dollars in millions)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years

Long-term Debt (including Interest)	$6,163	663	1,080	1,226	3,194
Operating Leases	511	159	194	95	63
Purchase Obligations	854	738	94	16	6
Total	$7,528	1,560	1,368	1,337	3,263

Purchase obligations consist primarily of inventory purchases made in the normal course of business to meet operational requirements. The table above does not include $2.0 billion of other noncurrent liabilities recorded in the balance sheet and summarized in Note 19, which consist primarily of pension and postretirement plan liabilities, asbestos litigation, deferred income taxes and unrecognized tax benefits, because it is not certain when these amounts will become due. See Notes 11 and 12 for estimated future benefit payments and Note 14 for additional information on deferred income taxes.

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

RETIREMENT PLANS
The Company maintains a prudent long-term investment strategy consistent with the duration of pension obligations. The determination of defined benefit plan expense and liabilities is dependent on various assumptions, including the expected annual rate of return on plan assets, the discount rate and the rate of annual compensation increases. Management believes the assumptions used are appropriate; however, actual experience may differ. In accordance with U.S. generally accepted accounting principles, actual results that differ from the Company's assumptions are accumulated as deferred actuarial gains or losses and amortized to expense in future periods. The Company's principal U.S. defined benefit plan is closed to employees hired after January 1, 2016 while shorter-tenured employees ceased accruing benefits effective October 1, 2016.

As of September 30, 2019, the U.S. pension plans were underfunded by $202 million in total, including unfunded plans totaling $211 million. The non-U.S. plans were underfunded by $300 million, including unfunded plans totaling $311 million. The Company contributed a total of $60 million to defined benefit plans in 2019 and expects to contribute approximately $60 million in 2020. At year-end 2019, the discount rate for U.S. plans was 3.22 percent, and was 4.26 percent in 2018. The assumed investment return on plan assets was 7.00 percent in 2019, 7.00 percent in 2018 and 7.25 percent in 2017, and is expected to be 6.75 percent for 2020. Deferred actuarial losses to be amortized to expense in future years were $1.3 billion ($1.0 billion after-tax) as of September 30, 2019. See Notes 11 and 12.

CONTINGENT LIABILITIES
The Company is a party to a number of pending legal proceedings and claims, including those involving general and product liability (including asbestos) and other matters, several of which claim substantial amounts of damages. The Company accrues for such liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. Accruals are based on developments to date; management's estimates of the outcomes of these matters; and the Company's experience in contesting, litigating and settling similar matters. The Company engages an outside expert to develop an actuarial estimate of its expected costs to resolve all pending and future asbestos claims, including defense costs, as well as its related insurance receivables. The reserve for asbestos litigation, which is recorded on an undiscounted basis, is based on projected claims through 2065.

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

On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act, which made comprehensive changes to U.S. federal income tax laws by moving from a global to a modified territorial tax regime. As a result, cash repatriated to the U.S. is generally no longer subject to U.S. federal income taxes. No provision is made for withholding taxes and any applicable U.S. income taxes on the undistributed earnings of non-U.S. subsidiaries where these earnings are considered indefinitely invested or otherwise retained for continuing international operations. Determination of the amount of taxes that might be paid on these undistributed earnings if eventually remitted is not practicable. See Notes 1 and 14.

Other Items

LEGAL MATTERS
At September 30, 2019, there were no known contingent liabilities (including guarantees, pending litigation, taxes and other claims) that management believes will be material in relation to the Company's financial statements, nor were there any material commitments outside the normal course of business.

NEW ACCOUNTING PRONOUNCEMENTS
On October 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers, which updated and consolidated revenue recognition guidance from multiple sources into a single, comprehensive standard to be applied for all contracts with customers. The fundamental principle of the revised standard is to recognize revenue based on the transfer of goods and services to customers at the amount the Company expects to be entitled to in exchange for those goods and services. The Company adopted the new standard using the modified retrospective approach and applied the guidance to open contracts which were not completed at the date of adoption. The cumulative effect of adoption resulted in a $30 million increase to beginning retained earnings as of October 1, 2018. This increase primarily related to contracts where a portion of revenue for delivered goods or services was previously deferred due to contingent payment terms. The adoption of ASC 606 did not materially impact the Company's consolidated financial statements as of and for the year ended September 30, 2019.

In the first quarter of fiscal 2019, the Company adopted updates to ASC 715, Compensation - Retirement Benefits, which permit only the service cost component of net periodic pension and postretirement expense to be reported with compensation costs, while all other components are required to be reported separately in other deductions. These updates were adopted retrospectively and resulted in the reclassification of $40 million of income and $38 million of expense for 2018 and 2017, respectively, from cost of sales and SG&A to other deductions, net. Segment earnings were not impacted by the updates to ASC 715.

In February 2016, the FASB issued ASC 842, Leases, which requires rights and obligations related to lease arrangements to be recognized on the balance sheet. Also required are additional disclosures regarding the amount, timing and uncertainty of cash flows resulting from lease arrangements. Currently, obligations classified as operating leases are not recorded on the balance sheet but must be disclosed. The Company adopted the new standard on October 1, 2019 using the optional transition method under which prior periods were not adjusted. The adoption of ASC 842 resulted in the recognition of operating lease right-of-use assets and related lease liabilities of approximately $500 million, but is not expected to materially impact the Company's earnings or cash flows. The Company is in the process of finalizing changes to its business processes, systems, internal controls and accounting policies to support recognition and disclosure under the new guidance.

In August 2017, the FASB issued updates to ASC 815, Derivatives and Hedging, which permit hedging certain contractually specified risk components. Additionally, the updates eliminate the requirement to separately measure and report hedge ineffectiveness and simplify hedge documentation and effectiveness assessment requirements. These updates, which are effective in the first quarter of fiscal 2020 and must be adopted using a modified retrospective approach, are not expected to have a material impact at adoption or on the Company's results of operations.
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
In August 2018, the FASB issued updates to ASC 350, Intangibles - Goodwill and Other, which align the requirements for capitalizing implementation costs incurred in a software hosting arrangement with the requirements for costs incurred to develop or obtain internal-use software. These updates are effective either prospectively or retrospectively in the first quarter of fiscal 2021, with early adoption permitted, and are not expected to materially impact the Company's results of operations.
In June 2016, the FASB issued ASC 326, Financial Instruments - Credit Losses, which amends the impairment model by requiring entities to use a forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. The new standard is effective in the first quarter of fiscal 2021. The Company is in the process of evaluating the impact of the new standard on its financial statements.
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

FISCAL 2020 OUTLOOK
As previously announced, the Company is conducting a comprehensive review of its operational, capital allocation and portfolio initiatives. The Company's Board is leading the evaluation and an update will be provided when the Board has concluded the review. The outlook discussed below excludes any potential impact from the Board's ongoing review.

The guidance for fiscal 2020 assumes that end market growth is muted, or even slightly negative, with consolidated net sales expected to be down 3 percent to up 1 percent and underlying sales down 2 percent to up 2 percent, excluding unfavorable currency translation of 1 percent. Automation Solutions net sales are expected to be down 2 percent to up 2 percent, with underlying sales down 1 percent to up 3 percent excluding unfavorable foreign currency translation of 1 percent. Commercial & Residential Solutions net sales are expected to be down 5 percent to down 1 percent, with underlying sales down 3 percent to up 1 percent excluding unfavorable foreign currency translation of 1 percent and an impact from divestitures of 1 percent. Earnings per share are expected to be $3.48 to $3.72. Operating cash flow is expected to be approximately $3.1 billion and free cash flow, which excludes targeted capital spending of $600 million, is expected to be approximately $2.5 billion. The Company's planned share repurchases are $1.5 billion for fiscal 2020.

The United Kingdom (UK) continues to negotiate its withdrawal from the European Union (EU), commonly known as "Brexit." The EU agreed to postpone the withdrawal deadline to January 31, 2020. The Company's net sales in the UK are principally in the Automation Solutions segment and represent less than two percent of consolidated sales. Sales of products manufactured in the UK and sold within the EU are immaterial. The Company is evaluating several potential Brexit scenarios and believes the direct cost of incremental tariffs, logistics and other items would be immaterial.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information from this Annual Report on Form 10-K set forth in Item 7 under "Financial Instruments" is hereby incorporated by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Company's consolidated financial statements and accompanying notes and the report thereon of KPMG LLP that follow.

Consolidated Statements of Earnings
EMERSON ELECTRIC CO. & SUBSIDIARIES

Years ended September 30
(Dollars in millions, except per share amounts)

	2017	2018	2019

Net sales	$15,264	17,408	18,372
Costs and expenses:
Cost of sales	8,833	9,976	10,557
Selling, general and administrative expenses	3,607	4,269	4,457
Other deductions, net	324	337	325
Interest expense, net of interest income of: 2017, $36; 2018, $43; 2019, $27	165	159	174
Earnings from continuing operations before income taxes	2,335	2,667	2,859
Income taxes	660	443	531
Earnings from continuing operations	1,675	2,224	2,328
Discontinued operations, net of tax of $671	(125)	—	—
Net earnings	1,550	2,224	2,328
Less: Noncontrolling interests in earnings of subsidiaries	32	21	22
Net earnings common stockholders	$1,518	2,203	2,306

Earnings common stockholders:
Earnings from continuing operations	$1,643	2,203	2,306
Discontinued operations, net of tax	(125)	—	—
Net earnings common stockholders	$1,518	2,203	2,306

Basic earnings per share common stockholders:
Earnings from continuing operations	$2.54	3.48	3.74
Discontinued operations	(0.19)	—	—
Basic earnings per common share	$2.35	3.48	3.74

Diluted earnings per share common stockholders:
Earnings from continuing operations	$2.54	3.46	3.71
Discontinued operations	(0.19)	—	—
Diluted earnings per common share	$2.35	3.46	3.71

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
EMERSON ELECTRIC CO. & SUBSIDIARIES

Years ended September 30
(Dollars in millions)

	2017	2018	2019
Net earnings	$1,550	2,224	2,328

Other comprehensive income (loss), net of tax:
Foreign currency translation	441	(231)	(194)
Pension and postretirement	500	242	(508)
Cash flow hedges	37	(7)	(5)
Total other comprehensive income (loss)	978	4	(707)

Comprehensive income	2,528	2,228	1,621

Less: Noncontrolling interests in comprehensive income of subsidiaries	30	21	22
Comprehensive income common stockholders	$2,498	2,207	1,599

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
EMERSON ELECTRIC CO. & SUBSIDIARIES

September 30 (Dollars and shares in millions, except per share amounts)

	2018	2019
ASSETS
Current assets
Cash and equivalents	$1,093	1,494
Receivables, less allowances of $113 in 2018 and $112 in 2019	3,023	2,985
Inventories	1,813	1,880
Other current assets	690	780
Total current assets	6,619	7,139

Property, plant and equipment, net	3,562	3,642

Other assets
Goodwill	6,455	6,536
Other intangible assets	2,751	2,615
Other	1,003	565
Total other assets	10,209	9,716
Total assets	$20,390	20,497

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current maturities of long-term debt	$1,623	1,444
Accounts payable	1,943	1,874
Accrued expenses	2,598	2,658
Total current liabilities	6,164	5,976

Long-term debt	3,137	4,277

Other liabilities	2,099	1,971

Equity
Common stock, $0.50 par value; authorized, 1,200.0 shares; issued, 953.4 shares; outstanding, 629.2 shares in 2018; 611.0 shares in 2019	477	477
Additional paid-in-capital	348	393
Retained earnings	23,072	24,199
Accumulated other comprehensive income (loss)	(1,015)	(1,722)
	22,882	23,347
Less: Cost of common stock in treasury, 324.2 shares in 2018; 342.4 shares in 2019	13,935	15,114
Common stockholders’ equity	8,947	8,233
Noncontrolling interests in subsidiaries	43	40
Total equity	8,990	8,273
Total liabilities and equity	$20,390	20,497

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Equity
EMERSON ELECTRIC CO. & SUBSIDIARIES

Years ended September 30
(Dollars in millions, except per share amounts)

	2017	2018	2019

Common stock	$477	477	477

Additional paid-in-capital
Beginning balance	205	297	348
Stock plans	92	51	45
Ending balance	297	348	393

Retained earnings
Beginning balance	21,716	21,995	23,072
Net earnings common stockholders	1,518	2,203	2,306
Dividends paid (per share: 2017, $1.92; 2018, $1.94; 2019, $1.96)	(1,239)	(1,229)	(1,209)
Adoption of accounting standard updates	—	103	30
Ending balance	21,995	23,072	24,199

Accumulated other comprehensive income (loss)
Beginning balance	(1,999)	(1,019)	(1,015)
Foreign currency translation	443	(231)	(194)
Pension and postretirement	500	242	(508)
Cash flow hedges	37	(7)	(5)
Ending balance	(1,019)	(1,015)	(1,722)

Treasury stock
Beginning balance	(12,831)	(13,032)	(13,935)
Purchases	(400)	(1,000)	(1,250)
Issued under stock plans	199	97	71
Ending balance	(13,032)	(13,935)	(15,114)

Common stockholders' equity	8,718	8,947	8,233

Noncontrolling interests in subsidiaries
Beginning balance	50	52	43
Net earnings	32	21	22
Other comprehensive income (loss)	(2)	—	—
Dividends paid	(28)	(30)	(25)
Ending balance	52	43	40

Total equity	$8,770	8,990	8,273

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
EMERSON ELECTRIC CO. & SUBSIDIARIES

Years ended September 30 (Dollars in millions)

	2017	2018	2019
Operating activities
Net earnings	$1,550	2,224	2,328
Loss from discontinued operations, net of tax	125	—	—
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	636	758	822
Stock compensation expense	110	216	120
Pension expense	127	49	2
Pension funding	(45)	(61)	(60)
Transition impact of Tax Act	—	(189)	—
Changes in operating working capital	160	(83)	(150)
Other, net	27	(22)	(56)
Cash from continuing operations	2,690	2,892	3,006
Cash from discontinued operations	(778)	—	—
Cash provided by operating activities	1,912	2,892	3,006

Investing activities
Capital expenditures	(476)	(617)	(594)
Purchases of businesses, net of cash and equivalents acquired	(2,990)	(2,203)	(469)
Divestitures of businesses	39	201	14
Other, net	(106)	(101)	(125)
Cash from continuing operations	(3,533)	(2,720)	(1,174)
Cash from discontinued operations	5,047	—	—
Cash provided by (used in) investing activities	1,514	(2,720)	(1,174)

Financing activities
Net increase (decrease) in short-term borrowings	(1,635)	343	(6)
Payments of short-term borrowings greater than three months	(90)	—	—
Proceeds from long-term debt	—	—	1,691
Payments of long-term debt	(254)	(241)	(656)
Dividends paid	(1,239)	(1,229)	(1,209)
Purchases of common stock	(400)	(1,000)	(1,250)
Other, net	27	35	39
Cash used in financing activities	(3,591)	(2,092)	(1,391)

Effect of exchange rate changes on cash and equivalents	45	(49)	(40)
Increase (Decrease) in cash and equivalents	(120)	(1,969)	401
Beginning cash and equivalents	3,182	3,062	1,093
Ending cash and equivalents	$3,062	1,093	1,494

Changes in operating working capital
Receivables	$(25)	(175)	51
Inventories	32	17	(87)
Other current assets	(12)	(42)	(87)
Accounts payable	135	115	(37)
Accrued expenses	30	2	10
Total changes in operating working capital	$160	(83)	(150)

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

On October 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers, which updated and consolidated revenue recognition guidance from multiple sources into a single, comprehensive standard to be applied for all contracts with customers. The fundamental principle of the revised standard is to recognize revenue based on the transfer of goods and services to customers at the amount the Company expects to be entitled to in exchange for those goods and services. The Company adopted the new standard using the modified retrospective approach and applied the guidance to open contracts which were not completed at the date of adoption. The cumulative effect of adoption resulted in a $30 increase to beginning retained earnings as of October 1, 2018. This increase primarily related to contracts where a portion of revenue for delivered goods or services was previously deferred due to contingent payment terms. The adoption of ASC 606 did not materially impact the Company's consolidated financial statements as of and for the year ended September 30, 2019. Amounts reported for the years ended September 30, 2018 and 2017 continue to be reported in accordance with the Company's historic accounting under ASC 605, Revenue Recognition.

In the first quarter of fiscal 2019, the Company adopted updates to ASC 715, Compensation - Retirement Benefits, which permit only the service cost component of net periodic pension and postretirement expense to be reported with compensation costs, while all other components are required to be reported separately in other deductions. These updates were adopted retrospectively and resulted in the reclassification of $40 of income and $38 of expense in 2018 and 2017, respectively, from cost of sales and SG&A to other deductions, net. Segment earnings were not impacted by the updates to ASC 715.

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

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its controlled affiliates. Intercompany transactions, profits and balances are eliminated in consolidation. Investments of 20 percent to 50 percent of the voting shares of other entities are accounted for by the equity method. Investments in publicly traded companies of less than 20 percent are carried at fair value, with changes in fair value reflected in accumulated other comprehensive income. Investments in nonpublicly traded companies of less than 20 percent are carried at cost, minus impairment, and adjusted for observable price changes in orderly transactions.

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

	2018	2019
Finished products	$592	578
Raw materials and work in process	1,221	1,302
Total inventories	$1,813	1,880

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

The components of property, plant and equipment as of September 30 follow:

	2018	2019
Land	$316	336
Buildings	2,145	2,219
Machinery and equipment	5,470	5,645
Construction in progress	439	471
Property, plant and equipment, at cost	8,370	8,671
Less: Accumulated depreciation	4,808	5,029
Property, plant and equipment, net	$3,562	3,642

Goodwill and Other Intangible Assets
Assets and liabilities acquired in business combinations are accounted for using the acquisition method and recorded at their respective fair values. Substantially all goodwill is assigned to the reporting unit that acquires a business. A reporting unit is an operating segment as defined in ASC 280, Segment Reporting, or a business one level below an operating segment if discrete financial information for that business unit is prepared and regularly reviewed by the segment manager. The Company conducts annual impairment tests of goodwill in the fourth quarter. If an initial assessment indicates it is more likely than not goodwill might be impaired, it is evaluated by comparing the reporting unit's estimated fair value to its carrying value. Goodwill is also tested for impairment between annual tests if events or circumstances indicate the fair value of a unit may be less than its carrying value. If the carrying amount exceeds the estimated fair value, impairment is recognized to the extent that recorded goodwill exceeds the implied fair value of that goodwill. Estimated fair values of reporting units are Level 3 measures and are developed generally under an income approach that discounts estimated future cash flows using risk-adjusted interest rates, as well as earnings multiples or other techniques as warranted. Fair values are subject to changes in underlying economic conditions.

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

Certain arrangements with customers include variable consideration, typically in the form of rebates, cash discounts or penalties. In limited circumstances, the Company sells products with a general right of return. In most instances, returns are limited to product quality issues. The Company records a reduction to revenue at the time of sale to reflect the ultimate amount of consideration it expects to receive. The Company's estimates are updated quarterly based on historical experience, trend analysis, and expected market conditions. Variable consideration is typically not constrained at the time revenue is recognized. See Notes 2 and 18 for additional information about the Company's revenues.

Derivatives and Hedging
In the normal course of business, the Company is exposed to changes in interest rates, foreign currency exchange rates and commodity prices due to its worldwide presence and diverse business profile. The Company's foreign currency exposures relate to transactions denominated in currencies that differ from the functional currencies of its business units, primarily in euros, Mexican pesos and Singapore dollars. Primary commodity exposures are price fluctuations on forecasted purchases of copper and aluminum and related products. As part of the Company's risk management strategy, derivative instruments are selectively used in an effort to minimize the impact of these exposures. Foreign exchange forwards and options are utilized to hedge foreign currency exposures impacting sales or cost of sales transactions, firm commitments and the fair value of assets and liabilities, while swap and option contracts may be used to minimize the effect of commodity price fluctuations on the cost of sales. Non-U.S. dollar obligations are utilized to reduce foreign currency risk associated with the Company's net investments in foreign operations. All derivatives are associated with specific underlying exposures and the Company does not hold derivatives for trading or speculative purposes. The duration of hedge positions is generally two years or less, except for the Company's net investment hedges.

All derivatives are accounted for under ASC 815, Derivatives and Hedging, and recognized at fair value. For derivatives hedging variability in future cash flows, the effective portion of any gain or loss is deferred in stockholders' equity and recognized when the underlying hedged transaction impacts earnings. The majority of the Company's derivatives that are designated as hedges and qualify for hedge accounting are cash flow hedges. For derivatives hedging the fair value of existing assets or liabilities, both the gain or loss on the derivative and the offsetting loss or gain on the hedged item are recognized in earnings each period. Currency fluctuations on non-U.S. dollar obligations that have been designated as hedges of net investments in foreign operations are recognized in accumulated other comprehensive income (loss) and reclassified to income in the same period when a foreign operation is sold and the gain or loss related to the sale is included in income. To the extent that any hedge is not fully effective at offsetting changes in the underlying hedged item, there could be a net earnings impact. The Company also uses derivatives to hedge economic exposures that do not receive hedge accounting under ASC 815. The underlying exposures for these hedges relate primarily to purchases of commodity-based components used in the Company's manufacturing processes, and the revaluation of certain foreign-currency-denominated assets and liabilities. Gains or losses from the ineffective portion of any hedge, as well as any gains or losses on derivative instruments not designated as hedges, are recognized in the income statement immediately.
Counterparties to derivative arrangements are companies with high credit ratings, and the Company has bilateral collateral arrangements with them for which credit rating-based posting thresholds vary depending on the arrangement. If credit ratings on the Company's debt fall below preestablished levels, counterparties can require immediate full collateralization on all instruments in net liability positions. No collateral was posted with counterparties and none was held by the Company at year end. If contractual thresholds had been exceeded, the maximum collateral the Company could have been required to post was $8. The Company can also demand full collateralization of instruments in net asset positions should any of the Company's counterparties' credit ratings fall below certain thresholds. Risk from credit loss when derivatives are in asset positions is not considered material. The Company has master netting arrangements in place with its counterparties that allow the offsetting of certain derivative-related amounts receivable and payable when settlement occurs in the same period. Accordingly, counterparty balances are netted in the consolidated balance sheet and are reported in other current assets or accrued expenses as appropriate, depending on positions with counterparties as of the balance sheet date. See Note 8.
Income Taxes
The provision for income taxes is based on pretax income reported in the consolidated statements of earnings and tax rates currently enacted in each jurisdiction. Certain income and expense items are recognized in different time periods for financial reporting and income tax filing purposes, and deferred income taxes are provided for the effect of temporary differences. The Company also provides for withholding taxes and any applicable U.S. income taxes on earnings intended to be repatriated from non-U.S. locations. No provision has been made for these taxes on approximately $4.0 billion of undistributed earnings of non-U.S. subsidiaries as of September 30, 2019, as these earnings are considered indefinitely invested or otherwise retained for continuing international operations. Recognition of withholding taxes and any applicable U.S. income taxes on undistributed non-U.S. earnings would be triggered by a management decision to repatriate those earnings. Determination of the amount of taxes that might be paid on these undistributed earnings if eventually remitted is not practicable. See Note 14.
(2) REVENUE RECOGNITION
The following table summarizes the balances of the Company's unbilled receivables (contract assets), which are reported in Other current assets, and its customer advances (contract liabilities), which are reported in Accrued expenses.

	2018	2019
Unbilled receivables (contract assets)	$321	456
Customer advances (contract liabilities)	(510)	(519)
Net contract liabilities	$(189)	(63)

The majority of the Company's contract balances relate to arrangements where revenue is recognized over time and payments from customers are made according to a contractual billing schedule. The decrease in net contract liabilities was due to revenue recognized for performance completed during the period which exceeded customer billings. Revenue recognized for 2019 included approximately $400 that was included in the beginning contract liability balance. Other factors that impacted the change in net contract liabilities were immaterial.
Revenue recognized for 2019 for performance obligations that were fully satisfied in previous periods, including cumulative catchup adjustments on the Company's long-term contracts, was not material. Capitalized amounts related to incremental costs to obtain customer contracts and costs to fulfill contracts are immaterial.
As of September 30, 2019, the Company's backlog relating to unsatisfied (or partially unsatisfied) performance obligations in contracts with its customers was approximately $5.1 billion. The Company expects to recognize approximately 85 percent of its remaining performance obligations as revenue over the next 12 months, with the remainder substantially over the subsequent two years thereafter.
See Note 18 for additional information about the Company's revenues.

(3) WEIGHTED-AVERAGE COMMON SHARES

Basic earnings per common share consider only the weighted-average of common shares outstanding while diluted earnings per common share also consider the dilutive effects of stock options and incentive shares. An inconsequential number of shares of common stock were excluded from the computation of dilutive earnings per share in 2019 and 2018 as the effect would have been antidilutive, while 4.5 million shares of common stock were excluded in 2017. Earnings allocated to participating securities were inconsequential for all years presented. Reconciliations of weighted-average shares for basic and diluted earnings per common share follow (shares in millions):

	2017	2018	2019
Basic shares outstanding	642.1	632.0	616.2
Dilutive shares	1.3	3.3	4.4
Diluted shares outstanding	643.4	635.3	620.6

(4) ACQUISITIONS AND DIVESTITURES

The Company acquired eight businesses in 2019, all in the Automation Solutions segment, for $469, net of cash acquired. These eight businesses had combined annual sales of approximately $300. The Company recognized goodwill of $210 ($173 of which is expected to be tax deductible) and other identifiable intangible assets of $155, primarily customer relationships and intellectual property with a weighted-average life of approximately nine years. Valuations of certain acquired assets and liabilities are in-process and subject to refinement.

On July 17, 2018, the Company completed the acquisition of Aventics, a global provider of smart pneumatics technologies that power machine and factory automation applications, for $622, net of cash acquired. This business, which has annual sales of approximately $425, is reported in the Industrial Solutions product offering in the Automation Solutions segment. The Company recognized goodwill of $372 ($20 of which is expected to be tax deductible), and identifiable intangible assets of $278, primarily intellectual property and customer relationships with a weighted-average useful life of approximately 12 years.

On July 2, 2018, the Company completed the acquisition of Textron's tools and test equipment business for $810, net of cash acquired. This business, with annual sales of approximately $470, is a manufacturer of electrical and utility tools, diagnostics, and test and measurement instruments, and is reported in the Tools & Home products segment. The Company recognized goodwill of $366 ($11 of which is expected to be tax deductible), and identifiable intangible assets of $358, primarily intellectual property and customer relationships with a weighted-average useful life of approximately 14 years.

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

Total cash paid for all businesses for the fiscal year ended 2018 was $2.2 billion, net of cash acquired. The purchase price of the 2018 acquisitions was allocated to assets and liabilities as follows.

Accounts receivable	$153
Inventory	187
Property, plant and equipment	140
Goodwill	1,176
Intangibles	1,013
Other assets	77
Total assets	2,746

Accounts payable	73
Other current liabilities	134
Deferred taxes and other liabilities	325
Cash paid, net of cash acquired	$2,214

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

On October 2, 2017, the Company sold its residential storage business for $200 in cash, and recognized a small pretax gain and an after-tax loss of $24 ($0.04 per share) in 2018 due to income taxes resulting from nondeductible goodwill. The Company realized $150 in after-tax cash proceeds from the sale. This business, with sales of $298 and pretax earnings of $15 in 2017, is a leader in home organization and storage systems, and was reported within the Tools & Home Products segment.

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

The financial results of the network power systems business and power generation, motors and drives business reported as discontinued operations for the year ending September 30, 2017, were as follows:

2017
Net sales	$1,037
Cost of sales	701
SG&A	263
Other deductions, net	(473)
Earnings (Loss) before income taxes	546
Income taxes	671
Earnings (Loss), net of tax	$(125)

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

Operating cash flow used by discontinued operations primarily included payments of approximately $700 for income taxes on completion of the divestitures and repatriation of cash, cash used by operations and other costs.

(5) OTHER DEDUCTIONS, NET

Other deductions, net are summarized as follows:
	2017	2018	2019
Amortization of intangibles (intellectual property and customer relationships)	$136	211	238
Restructuring costs	78	65	95
Other	110	61	(8)
Total	$324	337	325

The increase in amortization for 2019 is due to higher intangibles amortization of $46 which largely relates to acquisitions completed in 2018, partially offset by backlog amortization of $19 incurred in the prior year related to the valves & controls acquisition. Other, which is composed of several items, including acquisition/divestiture costs, foreign currency transaction gains and losses, bad debt expense, litigation, pension expense and other items, decreased in 2019 primarily due to lower acquisition/divestiture costs of $29, pension expenses of $42 and foreign currency transactions of $13. The decrease in 2018 is primarily due to lower pension expenses of $78, partially offset by higher acquisition/divestiture costs of $18.

(6) RESTRUCTURING COSTS
Each year the Company incurs costs to size its businesses to levels appropriate for current economic conditions and to continually improve its cost structure and operational efficiency, deploy assets globally, and remain competitive on a worldwide basis. Costs result from numerous individual actions implemented across the Company's various operating units on an ongoing basis and can include costs for moving facilities to best-cost locations, restarting plants after relocation or geographic expansion to better serve local markets, reducing forcecount or the number of facilities, exiting certain product lines, and other costs resulting from asset deployment decisions (such as contract termination costs, asset write-downs and vacant facility costs).
Restructuring expenses were $95, $65 and $78 for 2019, 2018 and 2017, respectively, and included $7, $19 and $25 related to acquisitions, respectively.

Restructuring costs by business segment follows:

	2017	2018	2019
Automation Solutions	$63	41	65

Climate Technologies	10	20	20
Tools & Home Products	2	3	7
Commercial & Residential Solutions	12	23	27

Corporate	3	1	3

Total	$78	65	95

Costs incurred in 2019, 2018 and 2017 primarily related to the deployment of resources to better serve local markets and higher growth areas, and the integration of acquisitions. In 2019, restructuring activities included actions to exit two production facilities worldwide and eliminate approximately 1,100 positions. Expenses incurred in 2018 and 2017 included actions to exit six and ten facilities, and eliminate approximately 1,200 and 1,200 positions, respectively.

The change in the liability for restructuring costs during the years ended September 30 follows:

	2018	Expense	Utilized/Paid	2019
Severance and benefits	$46	72	56	62
Other	6	23	22	7
Total	$52	95	78	69

	2017	Expense	Utilized/Paid	2018
Severance and benefits	$60	43	57	46
Other	5	22	21	6
Total	$65	65	78	52

(7) GOODWILL AND OTHER INTANGIBLES

The change in the carrying value of goodwill by business segment follows:

	Automation Solutions	Climate Technologies	Tools & Home Products	Commercial & Residential Solutions
					Total
Balance, September 30, 2017	$4,704	555	57	612	5,316
Acquisitions	696	118	374	492	1,188
Foreign currency translation and other	(45)	(3)	(1)	(4)	(49)
Balance, September 30, 2018	5,355	670	430	1,100	6,455
Acquisitions	210	—	—	—	210
Divestitures	—	—	(2)	(2)	(2)
Foreign currency translation and other	(98)	(2)	(27)	(29)	(127)
Balance, September 30, 2019	$5,467	668	401	1,069	6,536

The gross carrying amount and accumulated amortization of identifiable intangible assets by major class follow:

	Customer Relationships		Intellectual Property		Capitalized Software		Total
	2018	2019	2018	2019	2018	2019	2018	2019
Gross carrying amount	$1,968	1,973	1,469	1,565	1,230	1,334	4,667	4,872
Less: Accumulated amortization	451	582	544	650	921	1,025	1,916	2,257
Net carrying amount	$1,517	1,391	925	915	309	309	2,751	2,615

Intangible asset amortization expense for the major classes included above for 2019, 2018 and 2017 was $359, $314 and $222, respectively. Based on intangible asset balances as of September 30, 2019, amortization expense is expected to approximate $366 in 2020, $329 in 2021, $292 in 2022, $265 in 2023 and $242 in 2024.

The increase in goodwill and intangibles is primarily due to acquisitions. See Note 4.

(8) FINANCIAL INSTRUMENTS

Hedging Activities
As of September 30, 2019, the notional amount of foreign currency hedge positions was approximately $2.3 billion, while commodity hedge contracts totaled approximately $117 (primarily 48 million pounds of copper and aluminum). All derivatives receiving hedge accounting are cash flow hedges. The majority of hedging gains and losses deferred as of September 30, 2019 are expected to be recognized over the next 12 months as the underlying forecasted transactions occur. Gains and losses on foreign currency derivatives reported in Other deductions, net reflect hedges of balance sheet exposures that do not receive hedge accounting.

Amounts included in earnings and other comprehensive income follow:

		Gain (Loss) to Earnings			Gain (Loss) to OCI
		2017	2018	2019	2017	2018	2019
	Location
Commodity	Cost of sales	$10	13	(11)	25	(7)	(10)
Foreign currency	Sales, cost of sales	(15)	2	13	30	9	6
Foreign currency	Other deductions, net	(39)	(15)	66
Total		$(44)	—	68	55	2	(4)

Regardless of whether derivatives receive hedge accounting, the Company expects hedging gains or losses to be essentially offset by losses or gains on the related underlying exposures. The amounts ultimately recognized will differ from those presented above for open positions, which remain subject to ongoing market price fluctuations until settlement. Derivatives receiving hedge accounting are highly effective and no amounts were excluded from the assessment of hedge effectiveness, including for the net investment hedge described below. Hedge ineffectiveness was immaterial in all years shown.

Net Investment Hedge
In January 2019, the Company issued €500 of 1.25% notes due October 2025 and €500 of 2.0% notes due October 2029. In May 2019, the Company issued €500 of 0.375% notes due May 2024. The net proceeds from the sale of the notes were used to repay commercial paper borrowings and for general corporate purposes. The euro notes reduce foreign currency risk associated with the Company's international subsidiaries that use the euro as their functional currency and have been designated as a hedge of a portion of the investment in these operations. A pretax gain of $70 ($54 after-tax) was recognized in other comprehensive income (loss) related to the net investment hedge during 2019. Amounts deferred in accumulated other comprehensive income (loss) will remain until the hedged investment is sold or substantially liquidated.

Fair Value Measurement
The estimated fair value of long-term debt was $5.3 billion and $4.0 billion, respectively, as of September 30, 2019 and 2018, which exceeded the carrying value by $469 and $135, respectively. The fair values of commodity and foreign currency contracts were reported in Other current assets and Accrued expenses as summarized below:

	2018		2019
	Assets	Liabilities	Assets	Liabilities
Commodity	$1	10	—	8
Foreign currency	$35	11	29	12

(9) SHORT-TERM BORROWINGS AND LINES OF CREDIT

Short-term borrowings and current maturities of long-term debt are as follows:

	2018	2019
Current maturities of long-term debt	$688	515
Commercial paper	935	929
Total	$1,623	1,444

Interest rate for weighted-average short-term borrowings at year end	2.1%	2.1%

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

(10) LONG-TERM DEBT
The details of long-term debt follow:

	2018	2019
5.25% notes due October 2018	400	—
5.0% notes due April 2019	250	—
4.875% notes due October 2019	500	500
4.25% notes due November 2020	300	300
2.625% notes due December 2021	500	500
2.625% notes due February 2023	500	500
0.375% notes due May 2024	—	545
3.15% notes due June 2025	500	500
1.25% notes due October 2025	—	545
2.0% notes due October 2029	—	545
6.0% notes due August 2032	250	250
6.125% notes due April 2039	250	250
5.25% notes due November 2039	300	300
Other	75	57
Long-term debt	3,825	4,792
Less: Current maturities	688	515
Total, net	$3,137	4,277

Long-term debt maturing during each of the four years after 2020 is $314, $533, $498 and $544, respectively. Total interest paid on all debt was approximately $195, $193 and $192 in 2019, 2018 and 2017, respectively. In January 2019, the Company issued €500 of 1.25% notes due October 2025 and €500 of 2.0% notes due October 2029. In May 2019, the Company issued €500 of 0.375% notes due May 2024. During the year, the Company repaid $400 of 5.25% notes that matured in October 2018 and $250 of 5.0% notes that matured in April 2019. In 2018, the Company repaid $250 of 5.375% notes that matured in October 2017.
The Company maintains a universal shelf registration statement on file with the SEC under which it can issue debt securities, preferred stock, common stock, warrants, share purchase contracts or share purchase units without a predetermined limit. Securities can be sold in one or more separate offerings with the size, price and terms to be determined at the time of sale.

(11) RETIREMENT PLANS

Retirement plans expense includes the following components:

	U.S. Plans			Non-U.S. Plans
	2017	2018	2019	2017	2018	2019
Defined benefit plans:
Service cost (benefits earned during the period)	$60	52	47	19	24	24
Interest cost	134	141	155	30	39	38
Expected return on plan assets	(290)	(283)	(281)	(56)	(67)	(68)
Net amortization and other	211	129	81	22	14	6
Net periodic pension expense	115	39	2	15	10	—
Defined contribution plans	96	132	125	47	52	56
Total retirement plans expense	$211	171	127	62	62	56

The decrease in net periodic pension expense in 2019 is primarily attributable to lower amortization expense compared to the prior year. In 2017, net periodic pension expense and defined contribution expense included $3 and $6, respectively, related to discontinued operations. For defined contribution plans, the Company makes cash contributions based on plan requirements, which are expensed as incurred.

The Company's principal U.S. defined benefit plan is closed to employees hired after January 1, 2016 while shorter-tenured employees ceased accruing benefits effective October 1, 2016.

Details of the changes in the actuarial present value of the projected benefit obligation and the fair value of plan assets for defined benefit pension plans follow:

	U.S. Plans		Non-U.S. Plans
	2018	2019	2018	2019
Projected benefit obligation, beginning	$4,369	3,957	1,489	1,442
Service cost	52	47	24	24
Interest cost	141	155	39	38
Actuarial (gain) loss	(262)	608	(51)	216
Benefits paid	(205)	(206)	(36)	(36)
Settlements	(152)	(152)	(49)	(41)
Acquisitions (Divestitures), net	13	—	54	2
Foreign currency translation and other	1	1	(28)	(61)
Projected benefit obligation, ending	$3,957	4,410	1,442	1,584

Fair value of plan assets, beginning	$4,292	4,233	1,236	1,243
Actual return on plan assets	265	316	69	135
Employer contributions	20	16	41	44
Benefits paid	(205)	(206)	(36)	(36)
Settlements	(152)	(152)	(49)	(41)
Acquisitions (Divestitures), net	12	—	10	—
Foreign currency translation and other	1	1	(28)	(61)
Fair value of plan assets, ending	$4,233	4,208	1,243	1,284

Net amount recognized in the balance sheet	$276	(202)	(199)	(300)

Location of net amount recognized in the balance sheet:
Noncurrent asset	$465	67	126	97
Current liability	(10)	(11)	(13)	(14)
Noncurrent liability	(179)	(258)	(312)	(383)
Net amount recognized in the balance sheet	$276	(202)	(199)	(300)

Pretax accumulated other comprehensive loss	$(548)	(1,040)	(164)	(307)

Approximately $162 of the $1,347 of pretax losses deferred in accumulated other comprehensive income (loss) at September 30, 2019 will be amortized to expense in 2020. As of September 30, 2019, U.S. pension plans were underfunded by $202 in total, including unfunded plans totaling $211. The non-U.S. plans were underfunded by $300, including unfunded plans totaling $311.

As of the September 30, 2019 and 2018 measurement dates, the plans' total accumulated benefit obligation was $5,682 and $5,154, respectively. The total projected benefit obligation, accumulated benefit obligation and fair value of plan assets for individual plans with accumulated benefit obligations in excess of plan assets were $1,113, $991 and $456, respectively, for 2019, and $585, $508 and $87, respectively, for 2018.

Future benefit payments by U.S. plans are estimated to be $208 in 2020, $215 in 2021, $222 in 2022, $228 in 2023, $234 in 2024 and $1,233 in total over the five years 2025 through 2029. Based on foreign currency exchange rates as of September 30, 2019, future benefit payments by non-U.S. plans are estimated to be $74 in 2020, $72 in 2021, $78 in 2022, $80 in 2023, $84 in 2024 and $462 in total over the five years 2025 through 2029. The Company expects to contribute approximately $60 to its retirement plans in 2020.

The weighted-average assumptions used in the valuation of pension benefits follow:

	U.S. Plans			Non-U.S. Plans
	2017	2018	2019	2017	2018	2019
Net pension expense
Discount rate used to determine service cost	3.75%	3.95%	4.33%	2.3%	2.6%	2.7%
Discount rate used to determine interest cost	2.90%	3.25%	3.98%	2.3%	2.6%	2.7%
Expected return on plan assets	7.25%	7.00%	7.00%	6.2%	5.7%	6.1%
Rate of compensation increase	3.25%	3.25%	3.25%	3.2%	3.4%	3.5%

Benefit obligations
Discount rate	3.76%	4.26%	3.22%	2.6%	2.7%	1.9%
Rate of compensation increase	3.25%	3.25%	3.25%	3.4%	3.5%	3.7%

The discount rate for the U.S. retirement plans was 3.22 percent as of September 30, 2019. An actuarially developed, company-specific yield curve is used to determine the discount rate. To determine the service and interest cost components of pension expense for its U.S. retirement plans, the Company applies the specific spot rates along the yield curve, rather than the single weighted-average rate, to the projected cash flows to provide more precise measurement of these costs. The expected return on plan assets assumption is determined by reviewing the investment returns of the plans for the past 10 years plus longer-term historical returns of an asset mix approximating the Company's asset allocation targets, and periodically comparing these returns to expectations of investment advisors and actuaries to determine whether long-term future returns are expected to differ significantly from the past.

The Company's asset allocations at September 30, 2019 and 2018, and weighted-average target allocations follow:

	U.S. Plans			Non-U.S. Plans
	2018	2019	Target	2018	2019	Target
Equity securities	62%	53%	50-60%	52%	42%	40-50%
Debt securities	34	46	40-50	38	47	45-55
Other	4	1	0-10	10	11	5-15
Total	100%	100%	100%	100%	100%	100%

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

	Level 1	Level 2	Level 3	Measured at NAV	Total	%
2019
U.S. equities	$789	5	386	284	1,464	27%
International equities	459	15	—	615	1,089	20%
Emerging market equities	—	—	—	213	213	4%
Corporate bonds	—	1,008	—	464	1,472	27%
Government bonds	0	512	—	540	1,052	19%
High-yield bonds	—	—	—	—	—	—%
Other	1	8	129	64	202	3%
Total	$1,249	1,548	515	2,180	5,492	100%

2018
U.S. equities	$968	5	350	320	1,643	30%
International equities	595	21	—	745	1,361	25%
Emerging market equities	—	—	—	243	243	5%
Corporate bonds	—	696	—	423	1,119	20%
Government bonds	—	350	—	438	788	14%
High-yield bonds	—	—	—	10	10	—%
Other	107	6	121	78	312	6%
Total	$1,670	1,078	471	2,257	5,476	100%

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

Details of the changes in value for Level 3 assets follow:

	2018	2019
Level 3, beginning	$451	471
Gains (Losses) on assets held	1	—
Gains (Losses) on assets sold	37	34
Purchases, sales and settlements, net	(18)	10
Level 3, ending	$471	515

(12) POSTRETIREMENT PLANS

The Company sponsors unfunded postretirement benefit plans (primarily health care) for certain U.S. retirees and their dependents. The components of net postretirement benefits expense for the years ended September 30 follow:

	2017	2018	2019
Service cost	$1	1	1
Interest cost	6	6	5
Net amortization	(19)	(19)	(18)
Net postretirement expense	$(12)	(12)	(12)

Details of the changes in actuarial present value of accumulated postretirement benefit obligations follow:

	2018	2019
Benefit obligation, beginning	$174	149
Service cost	1	1
Interest cost	6	5
Actuarial (gain) loss	(19)	5
Benefits paid	(13)	(13)
Benefit obligation, ending (recognized in balance sheet)	$149	147

As of September 30, 2019 there were $118 of deferred actuarial gains in accumulated other comprehensive income, of which approximately $13 will be amortized into earnings in 2020. The discount rates used to measure the benefit obligation as of September 30, 2019, 2018 and 2017 were 2.99 percent, 4.08 percent and 3.45 percent, respectively. The health care cost trend rate used for 2020 is assumed to be 7.0 percent initially and was assumed to be 7.2 percent in 2019, declining to 5.0 percent over the subsequent nine years. A one percentage point increase or decrease in the health care cost trend rate assumption for either year would have an inconsequential impact on postretirement benefits expense and the benefit obligation. The Company estimates that future health care benefit payments will be approximately $12 per year for 2020 through 2024, and $49 in total over the five years 2025 through 2029.

(13) CONTINGENT LIABILITIES AND COMMITMENTS

The Company is a party to a number of pending legal proceedings and claims, including those involving general and product liability (including asbestos) and other matters, several of which claim substantial amounts of damages. The Company accrues for such liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. Accruals are based on developments to date; management's estimates of the outcomes of these matters; and the Company's experience in contesting, litigating and settling similar matters. The Company engages an outside expert to develop an actuarial estimate of its expected costs to resolve all pending and future asbestos claims, including defense costs, as well as its related insurance receivables. The reserve for asbestos litigation, which is recorded on an undiscounted basis, is based on projected claims through 2065.

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

At September 30, 2019, there were no known contingent liabilities (including guarantees, pending litigation, taxes and other claims) that management believes will be material in relation to the Company's financial statements, nor were there any material commitments outside the normal course of business.

(14) INCOME TAXES

Pretax earnings from continuing operations consist of the following:

	2017	2018	2019
United States	$1,350	1,652	1,771
Non-U.S.	985	1,015	1,088
Total pretax earnings	$2,335	2,667	2,859

The principal components of income tax expense follow:

	2017	2018	2019
Current:
U.S. federal	$351	341	247
State and local	40	52	24
Non-U.S.	311	300	308

Deferred:
U.S. federal	7	(224)	(2)
State and local	4	(11)	12
Non-U.S.	(53)	(15)	(58)
Income tax expense	$660	443	531

Reconciliations of the U.S. federal statutory income tax rate to the Company's effective tax rate follow. For fiscal 2018, the U.S. federal statutory rate was 35 percent for one quarter and 21 percent for three quarters.

	2017	2018	2019
U.S. federal statutory rate	35.0%	24.5%	21.0%
State and local taxes, net of U.S. federal tax benefit	1.2	1.2	1.0
Non-U.S. rate differential	(3.6)	0.8	1.8
Non-U.S. tax holidays	(1.0)	(0.8)	(1.1)
U.S. manufacturing deduction	(1.7)	(1.1)	—
Foreign derived intangible income	—	—	(1.1)
Gain on divestiture	—	1.0	—
Subsidiary restructuring	(1.8)	(2.0)	(2.6)
Transition impact of Tax Act	—	(7.1)	—
Other	0.2	0.1	(0.4)
Effective income tax rate	28.3%	16.6%	18.6%

On December 22, 2017, the U.S. government enacted tax reform, the Tax Cuts and Jobs Act (the “Act”), which made comprehensive changes to U.S. federal income tax laws by moving from a global to a modified territorial tax regime. The Act includes a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent in calendar year 2018 along with the elimination of certain deductions and credits, and a one-time “deemed repatriation” of accumulated non-U.S. earnings. During 2018, the Company recognized a net tax benefit of $189 ($0.30 per share) due to impacts of the Act, consisting of a $94 benefit on revaluation of net deferred income tax liabilities to the lower tax rate, $35 of expense for the tax on deemed repatriation of accumulated non-U.S. earnings and withholding taxes, and the reversal of $130 accrued in previous periods for the planned repatriation of non-U.S. cash. The Company completed its accounting for the Act in the first quarter of fiscal 2019.

Effective in fiscal 2019, the Act also subjects the Company to U.S. tax on global intangible low-taxed income earned by certain of its non-U.S. subsidiaries. The Company has elected to recognize this tax as a period expense when it is incurred.

Non-U.S. tax holidays reduce tax rates in certain jurisdictions and are expected to expire over the next three years.

Following are changes in unrecognized tax benefits before considering recoverability of any cross-jurisdictional tax credits (U.S. federal, state and non-U.S.) and temporary differences. The amount of unrecognized tax benefits is not expected to change significantly within the next 12 months.

	2018	2019
Unrecognized tax benefits, beginning	$132	158
Additions for current year tax positions	13	15
Additions for prior year tax positions	8	18
Reductions for prior year tax positions	(8)	(22)
Acquisitions and divestitures	21	4
Reductions for settlements with tax authorities	(3)	(5)
Reductions for expiration of statutes of limitations	(5)	(9)
Unrecognized tax benefits, ending	$158	159

If none of the unrecognized tax benefits shown is ultimately paid, the tax provision and the calculation of the effective tax rate would be favorably impacted by $124, which is net of cross-jurisdictional tax credits and temporary differences. The Company accrues interest and penalties related to income taxes in income tax expense. Total interest and penalties recognized were $4, $2 and $(1) in 2019, 2018 and 2017, respectively. As of September 30, 2019 and 2018, total accrued interest and penalties were $27 and $23, respectively.

The U.S. is the major jurisdiction for which the Company files income tax returns. U.S. federal tax returns are closed through 2013. The status of state and non-U.S. tax examinations varies due to the numerous legal entities and jurisdictions in which the Company operates.

The principal items that gave rise to deferred income tax assets and liabilities follow:

	2018	2019
Deferred tax assets:
Net operating losses and tax credits	$396	407
Accrued liabilities	238	228
Postretirement and postemployment benefits	37	36
Employee compensation and benefits	119	110
Pensions	—	95
Other	151	121
Total	$941	997

Valuation allowances	$(341)	(307)

Deferred tax liabilities:
Intangibles	$(693)	(637)
Pensions	(43)	—
Property, plant and equipment	(187)	(195)
Undistributed non-U.S. earnings	(52)	(49)
Other	(35)	(39)
Total	$(1,010)	(920)

Net deferred income tax liability	$(410)	(230)

Total income taxes paid were approximately $650, $680 and $1,420 in 2019, 2018 and 2017, respectively. Approximately half of the $407 of net operating losses and tax credits expire over the next 5 years, while most of the remainder can be carried forward indefinitely.

(15) STOCK-BASED COMPENSATION

The Company's stock-based compensation plans include stock options, performance shares, restricted stock and restricted stock units. Although the Company has discretion, shares distributed under these plans are issued from treasury stock.

Stock Options
The Company's stock option plans permit key officers and employees to purchase common stock at specified prices, which are equal to 100 percent of the closing market price of the Company's stock on the date of grant. Options generally vest one-third in each of the three years subsequent to grant and expire 10 years from the date of grant. Compensation expense is recognized ratably over the vesting period based on the number of options expected to vest. As of September 30, 2019, 11.6 million options were available for grant under the plans.

Changes in shares subject to options during the year ended September 30, 2019 follow (shares in thousands):

	Weighted- Average Exercise Price Per Share	Shares	Total Intrinsic Value of Shares	Average Remaining Life (Years)
Beginning of year	$56.37	7,801
Options granted	$—	—
Options exercised	$49.35	(854)
Options canceled	$57.85	(32)
End of year	$57.23	6,915	$67	4.2
Exercisable at end of year	$57.27	6,795	$66	4.2

The weighted-average grant date fair value per option was $12.13 and $8.36 in 2018 and 2017, respectively. Cash received for option exercises was $40 in 2019, $143 in 2018 and $148 in 2017. The total intrinsic value of options exercised in 2019, 2018 and 2017 was $16, $53 and $36, while the tax benefit from tax deductions related to option exercises was $8, $7 and $2, respectively.

The grant date fair value of options is estimated using the Black-Scholes option-pricing model. The weighted-average assumptions used in valuations for 2018 and 2017 are, respectively: risk-free interest rate, based on U.S. Treasury yield, 2.4 percent and 1.7 percent; dividend yield, 2.9 percent and 3.6 percent; and expected volatility, based on historical volatility, 23 percent and 24 percent. The expected life of each option awarded is seven years based on historical experience and expected future exercise patterns.

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

As of September 30, 2018, 1,874,750 shares awarded primarily in 2016 were outstanding, contingent on the Company achieving its performance objectives through 2018. The objectives for these shares were met at the 97 percent level at the end of 2018 and 1,818,510 shares were distributed in early 2019 as follows: 1,023,789 issued as shares, 588,094 withheld for income taxes, and the value of 206,627 paid in cash.

As of September 30, 2019, 1,877,650 shares awarded primarily in 2017 were outstanding, contingent on the Company achieving its performance objectives through 2019. The objectives for these shares were met at the 107 percent level at the end of 2019 and 2,009,085 shares will be distributed in early 2020.

Additionally, the rights to receive a maximum of 1,811,605 and 2,125,954 common shares were awarded in 2019 and 2018, respectively, under the new performance shares program, and are outstanding and contingent upon the Company achieving its performance objectives through 2021 and 2020, respectively.

Incentive shares plans also include restricted stock awards which involve distribution of common stock to key management employees subject to cliff vesting at the end of service periods ranging from three to ten years. The fair value of restricted stock awards is determined based on the average of the high and low market prices of the

Company's common stock on the date of grant, with compensation expense recognized ratably over the applicable service period. In 2019, 250,000 shares of restricted stock vested as a result of participants fulfilling the applicable service requirements. Consequently, 148,707 shares were issued while 101,293 shares were withheld for income taxes in accordance with minimum withholding requirements. As of September 30, 2019, there were 1,262,700 shares of unvested restricted stock outstanding.

The total fair value of shares distributed under incentive shares plans was $145, $20 and $245, respectively, in 2019, 2018 and 2017, of which $73, $9 and $101 was paid in cash, primarily for tax withholding. As of September 30, 2019, 8.8 million shares remained available for award under incentive shares plans.

Changes in shares outstanding but not yet earned under incentive shares plans during the year ended September 30, 2019 follow (shares in thousands; assumes 100 percent payout of unvested awards):

	Shares	Average Grant Date Fair Value Per Share
Beginning of year	6,898	$54.69
Granted	1,740	$68.99
Earned/vested	(2,068)	$47.93
Canceled	(245)	$59.85
End of year	6,325	$60.63

Total compensation expense for stock options and incentive shares was $120, $216 and $115 for 2019, 2018 and 2017, respectively, of which $5 was included in discontinued operations for 2017. The decrease in expense in 2019 reflects a decreasing stock price in the current year compared to an increasing stock price in the prior year. The increase in expense for 2018 reflects an increase in the Company's stock price and progress toward achieving its performance objectives. Income tax benefits recognized in the income statement for these compensation arrangements during 2019, 2018 and 2017 were $20, $42 and $33, respectively. As of September 30, 2019, total unrecognized compensation expense related to unvested shares awarded under these plans was $138, which is expected to be recognized over a weighted-average period of 1.6 years.

In addition to the employee stock option and incentive shares plans, in 2019 the Company awarded 17,466 shares of restricted stock and 2,264 restricted stock units under the restricted stock plan for non-management directors. As of September 30, 2019, 139,635 shares were available for issuance under this plan.

(16) COMMON AND PREFERRED STOCK

At September 30, 2019, 34.3 million shares of common stock were reserved for issuance under the Company's stock-based compensation plans. During 2019, 19.9 million common shares were purchased and 1.8 million treasury shares were reissued. In 2018, 15.1 million common shares were purchased and 2.6 million treasury shares were reissued.

At September 30, 2019 and 2018, the Company had 5.4 million shares of $2.50 par value preferred stock authorized, with none issued.

(17) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Activity in Accumulated other comprehensive income (loss) is shown below:

Foreign currency translation	2017	2018	2019
Beginning balance	$(812)	(369)	(600)
Other comprehensive income (loss)	58	(214)	(194)
Reclassified to gain/loss on sale of businesses	385	(17)	—
Ending balance	(369)	(600)	(794)

Pension and postretirement
Beginning balance	(1,162)	(662)	(420)
Actuarial gains (losses) deferred during the period	315	250	(560)
Amortization of deferred actuarial losses into earnings	135	94	52
Reclassified to gain/loss on sale of businesses	50	—	—
Adoption of accounting standard update	—	(102)	—
Ending balance	(662)	(420)	(928)

Cash flow hedges
Beginning balance	(25)	12	5
Gains (Losses) deferred during the period	34	2	(3)
Reclassifications of realized (gains) losses to sales and cost of sales	3	(11)	(2)
Adoption of accounting standard update	—	2	—
Ending balance	12	5	—

Accumulated other comprehensive income (loss)	$(1,019)	(1,015)	(1,722)

Activity above is shown net of income taxes for 2019, 2018 and 2017, respectively, as follows: foreign currency translation: $(16), $0 and $0; deferral of pension and postretirement actuarial gains (losses): $165, $(76) and $(170); amortization of pension and postretirement deferred actuarial losses: $(15), $(29) and $(75); deferral of cash flow hedging gains (losses): $1, $0 and $(21); reclassification of realized cash flow hedging (gains) losses: $0, $4 and $(2).

(18) BUSINESS SEGMENTS INFORMATION

The Company designs and manufactures products and delivers services that bring technology and engineering together to provide innovative solutions for customers in a wide range of industrial, commercial and consumer markets around the world.
In connection with the strategic portfolio repositioning actions undertaken to transform the Company into a more focused enterprise, the Company realigned its businesses. Starting in fiscal 2017, the Company began reporting three segments: Automation Solutions; and Climate Technologies and Tools & Home Products, which together comprise the Commercial & Residential Solutions business.
The Automation Solutions segment enables process, hybrid and discrete manufacturers to maximize production, protect personnel and the environment, reduce project costs, and optimize their energy efficiency and operating costs through a broad offering of integrated solutions, software, services and products, including measurement and analytical instrumentation, industrial valves and equipment, and process control software and systems. Significant markets served include oil and gas, refining, chemicals and power generation, as well as pharmaceuticals, food and beverage, automotive, pulp and paper, metals and mining, and municipal water supplies. The segment's major product offerings are described below.

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

The primary income measure used for assessing segment performance and making operating decisions is earnings before interest and income taxes. Certain expenses are reported at Corporate, including stock compensation expense and a portion of pension and postretirement benefit costs. Corporate and other includes unallocated corporate expenses, acquisition/divestiture costs, first year acquisition accounting charges (which include fair value adjustments related to inventory, backlog and deferred revenue) and other items. Corporate assets are primarily comprised of cash and equivalents, investments and certain fixed assets. Summarized below is information about the Company's operations by business segment and by geography.

Business Segments

	Sales			Earnings			Total Assets
	2017	2018	2019	2017	2018	2019	2017	2018	2019
Automation Solutions	$9,418	11,441	12,202	$1,522	1,886	1,947	$12,581	13,720	13,996

Climate Technologies	4,212	4,454	4,313	975	972	883	2,547	2,936	2,885
Tools & Home Products	1,645	1,528	1,856	383	380	388	830	1,560	1,462
Commercial & Residential Solutions	5,857	5,982	6,169	1,358	1,352	1,271	3,377	4,496	4,347

Corporate items:
Stock compensation		—		(110)	(216)	(120)	—	—
Pension and postretirement costs				27	79	108
Corporate and other				(297)	(275)	(173)	3,631	2,174	2,154
Eliminations/Interest	(11)	(15)	1	(165)	(159)	(174)
Total	$15,264	17,408	18,372	$2,335	2,667	2,859	$19,589	20,390	20,497

Automation Solutions sales by major product offering are summarized below:

	2017	2018	2019

Measurement & Analytical Instrumentation	$3,070	3,604	3,807
Valves, Actuators & Regulators	2,659	3,749	3,794
Industrial Solutions	1,689	1,967	2,232
Process Control Systems & Solutions	2,000	2,121	2,369
Total	$9,418	11,441	12,202

	Depreciation and Amortization			Capital Expenditures
	2017	2018	2019	2017	2018	2019
Automation Solutions	$381	488	535	$234	295	297

Climate Technologies	156	171	176	182	209	222
Tools & Home Products	45	44	71	45	64	59
Commercial & Residential Solutions	201	215	247	227	273	281

Corporate and other	54	55	40	15	49	16
Total	$636	758	822	$476	617	594

Geographic Information

	Automation Solutions			Commercial & Residential Solutions			Total
	2017	2018	2019	2017	2018	2019	2017	2018	2019
Americas	$4,581	5,517	5,850	$4,051	3,967	4,253	$8,632	9,484	10,103
Asia, Middle East & Africa	2,936	3,657	3,891	1,273	1,384	1,192	4,209	5,041	5,083
Europe	1,901	2,267	2,461	533	631	724	2,434	2,898	3,185
Total	$9,418	11,441	12,202	$5,857	5,982	6,169	$15,275	17,423	18,371

Sales in the U.S. were $8,390, $7,939 and $7,273 for 2019, 2018 and 2017, respectively, while Asia, Middle East & Africa includes sales in China of $1,962, $1,955 and $1,540 in those years.

	Property, Plant and Equipment
	2017	2018	2019
Americas	$2,055	2,234	2,339
Asia, Middle East & Africa	640	652	671
Europe	626	676	632
Total	$3,321	3,562	3,642

Assets located in the U.S. were $2,128 in 2019, $2,027 in 2018 and $1,840 in 2017.

(19) OTHER FINANCIAL DATA

Items reported in earnings from continuing operations during the years ended September 30 included the following:

	2017	2018	2019
Research and development expense	$340	436	454
Depreciation expense	$414	444	463
Rent expense	$289	279	285

The Company leases certain facilities, transportation and office equipment, and various other items under operating lease agreements. Minimum annual rentals under noncancelable long-term leases, exclusive of maintenance, taxes, insurance and other operating costs, will approximate $159 in 2020, $112 in 2021, $82 in 2022, $57 in 2023, $38 in 2024 and $63 thereafter.

Items reported in other noncurrent assets included the following:

	2018	2019
Pension assets	$591	164
Asbestos-related insurance receivables	$124	115
Deferred income taxes	$74	97

Items reported in accrued expenses included the following:

	2018	2019
Employee compensation	$629	606
Customer advances (contract liabilities)	$510	519
Product warranty	$124	140

Other liabilities are summarized as follows:

	2018	2019
Pension and postretirement liabilities	$625	775
Deferred income taxes	484	327
Asbestos litigation	334	313
Other	656	556
Total	$2,099	1,971

(20) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Full Year
	2018	2019	2018	2019	2018	2019	2018	2019	2018	2019
Net sales	$3,816	4,147	4,248	4,570	4,456	4,684	4,888	4,971	17,408	18,372
Gross profit	$1,614	1,761	1,817	1,925	1,942	2,001	2,059	2,128	7,432	7,815

Net earnings common stockholders	$392	465	482	520	712	604	617	717	2,203	2,306

Net earnings per common share:
Basic	$0.61	0.74	0.76	0.85	1.13	0.98	0.98	1.17	3.48	3.74
Diluted	$0.61	0.74	0.76	0.84	1.12	0.97	0.97	1.16	3.46	3.71

Dividends per common share	$0.485	0.49	0.485	0.49	0.485	0.49	0.485	0.49	1.94	1.96

Earnings per share are computed independently each period; as a result, the quarterly amounts may not sum to the calculated annual figure.

Emerson Electric Co. common stock (symbol EMR) is listed on the New York Stock Exchange and the Chicago Stock Exchange.

Earnings from continuing operations and diluted earnings per share included an income tax benefit of $43 ($0.07 per share) and $150 ($0.24 per share) in the first quarter and third quarter of 2018, respectively, from the impacts of U.S. tax reform. The full-year impact for fiscal 2018 was an income tax benefit of $189 ($0.30 per share). See Note 14.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Emerson Electric Co.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Emerson Electric Co. and subsidiaries (the Company) as of September 30, 2019 and 2018, the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the years in the three-year period ended September 30, 2019, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2019, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2019 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Evaluation of the Sufficiency of Audit Evidence over Net Sales
As discussed in Notes 1, 2 and 18 to the Company’s consolidated financial statements, and disclosed in the consolidated statements of earnings, the Company recorded $18.4 billion of net sales in 2019.
We identified the evaluation of the sufficiency of audit evidence over net sales as a critical audit matter. Net sales are recognized primarily from the sale of tangible products from hundreds of Company locations around the world. Evaluating the sufficiency of audit evidence obtained required especially subjective auditor judgment because of the geographical dispersion of the Company’s net sales generating activities. This included determining the Company locations at which procedures were performed and the supervision and review of procedures performed at those locations.
The primary procedures we performed to address this critical audit matter included the following. We performed risk assessment procedures and applied auditor judgment to determine the nature and extent of procedures to be performed over net sales, including the determination of the Company locations at which those procedures were to be performed. At each Company location where procedures were performed, we:

•	Tested certain internal controls over the Company’s net sales processes, including the Company’s controls over the accurate recording of amounts.

•
Assessed the recorded net sales by selecting a sample of transactions and compared the amounts recognized for consistency with underlying documentation, including contracts with customers and shipping documentation.

After completion of these procedures, we evaluated the overall sufficiency of audit evidence over net sales.

/s/ KPMG LLP
We or our predecessor firms have served as the Company’s auditor since 1938.
St. Louis, Missouri
November 18, 2019

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures which is designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including the Company’s certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of September 30, 2019 to provide reasonable assurance of achieving these objectives.

Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports. There was no change in the Company's internal control over financial reporting during the quarter ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding nominees and directors appearing under "Proxy Item No. 1: Election of Directors" in the Emerson Electric Co. Notice of Annual Meeting of Shareholders and Proxy Statement for the February 2020 annual shareholders' meeting (the "2020 Proxy Statement") is hereby incorporated by reference. Information regarding executive officers is set forth in Part I of this report. Information appearing under "Delinquent Section 16(a) Reports" in the 2020 Proxy Statement is hereby incorporated by reference. Information regarding the Audit Committee and Audit Committee Financial Expert appearing under "Board and Committee Operations - Board and Corporate Governance - Committees of Our Board of Directors," "Board and Committee Operations - Corporate Governance and Nominating Committee - Nomination Process" and "- Proxy Access" in the 2020 Proxy Statement is hereby incorporated by reference.

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

ITEM 11 - EXECUTIVE COMPENSATION

Information appearing under “Executive Compensation" (including the information set forth under "Compensation Discussion and Analysis"), "Compensation Tables," "Board and Committee Operations—Corporate Governance and Nominating Committee—Director Compensation," "Board and Committee Operations—Compensation Committee" (including, but not limited to, the information set forth under "Role of Executive Officers and the Compensation Consultant," "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation") in the 2020 Proxy Statement is hereby incorporated by reference.

The information contained in the "Compensation Committee Report” shall not be deemed to be filed with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), except to the extent that the Company specifically incorporates such information into future filings under the Securities Act of 1933 or the Exchange Act.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding beneficial ownership of shares by nominees and continuing directors, named executive officers, five percent beneficial owners, and by all directors and executive officers as a group appearing under "Ownership of Emerson Equity Securities" in the 2020 Proxy Statement is hereby incorporated by reference.

The following table sets forth aggregate information regarding the Company’s equity compensation plans as of September 30, 2019:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	13,782,133	$57.23	20,483,695
Equity compensation plans not approved by security holders	—	—	—
Total	13,782,133	$57.23	20,483,695

(1)
Includes the Stock Option and Incentive Shares Plans previously approved by the Company's security holders. Shares included in column (a) assume the maximum payouts, where applicable, and are as follows: (i) 6,915,248 shares reserved for outstanding stock option awards, (ii) 1,811,605 shares reserved for performance share awards granted in 2019, (iii) 2,125,954 shares reserved for performance share awards granted in 2018, (iv) 2,347,063 shares reserved for performance share awards granted in 2017 and (v) 582,263 shares reserved for outstanding restricted stock unit awards. As provided by the Company’s Incentive Shares Plans, performance shares awards represent a commitment to issue such shares without cash payment by the employee, contingent upon achievement of the performance objectives and continued service by the employee.

The price in column (b) represents the weighted-average exercise price for outstanding options. Included in column (c) are shares remaining available for award under previously approved plans as follows: (i) 11,591,161 under the 2011 Stock Option Plan, (ii) 7,961,165 under the 2015 Incentive Shares Plan, (iii) 791,734 under the 2006 Incentive Shares Plan, and (iv) 139,635 under the Restricted Stock Plan for Non-Management Directors.

Information regarding stock option plans and incentive shares plans is set forth in Note 15.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information appearing under “Board and Committee Operations—Board and Corporate Governance—Review, Approval or Ratification of Transactions with Related Persons," "—Certain Business Relationships and Related Party Transactions" and "—Director Independence" in the 2020 Proxy Statement is hereby incorporated by reference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information appearing under "Board and Committee Operations—Audit Committee—Fees Paid to KPMG LLP" in the 2020 Proxy Statement is hereby incorporated by reference.

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

4(a)
Indenture dated as of December 10, 1998, between Emerson Electric Co. and Wells Fargo Bank, National Association, as successor trustee to The Bank of New York Mellon Trust Company, N.A. (successor to The Bank of New York Mellon (formerly known as the Bank of New York)), as trustee, incorporated by reference to Emerson Electric Co. 1998 Form 10-K, File No. 1-278, Exhibit 4(b).

4(b)
Agreement of Resignation, Appointment and Acceptance dated as of April 26, 2019 by and among Emerson Electric Co., Wells Fargo Bank, National Association, as successor trustee, and The Bank of New York Mellon Trust Company, N.A., as resigning trustee, incorporated by reference to the Company's Form 8-K dated May 15, 2019, filed on May 17, 2019, File No. 1-278, Exhibit 4.4.

4(c)	Description of Capital Stock incorporated by reference to Emerson Electric Co. 2017 Form 10-K, File No. 1-278, Exhibit 99.1.

4(d)	Description of 0.375% Notes due 2024, 1.250% Notes due 2025 and 2.000% Notes due 2029.

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

10(s)*
Emerson Electric Co. 2015 Incentive Shares Plan, incorporated by reference to Emerson Electric Co. 2015 Proxy Statement dated December 12, 2014, Appendix B, Forms of Performance Shares Award Certificate and Acceptance of Award (used on or prior to November 5, 2018), Performance Shares Program Award Summary (used on or prior to November 5, 2018) and Form of Restricted Shares Award Agreement (used on or prior to November 5, 2018), incorporated by reference to Emerson Electric Co. 2015 Form 10-K, File No. 1-278, Exhibit 10(u), Form of Restricted Shares Award Agreement (used after November 5, 2018), incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended December 31, 2018, Exhibit 10.1, Form of Restricted Stock

Units Program Acceptance of Award (used after November 5, 2018), incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended December 31, 2018, Exhibit 10.2 and Form of Performance Share Program Acceptance of Award (used after November 5, 2018), incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended December 31, 2018, Exhibit 10.3.

10(t)
Transaction Agreement dated as of July 29, 2016 among Emerson Electric Co., Cortes NP Holdings, LLC, Cortes NP Acquisition Corporation, ASCO Power Grp, LLC and Cortes NP JV Holdings, LLC, incorporated by reference to Emerson Electric Co. 2016 Form 10-K, File No. 1-278, Exhibit 10(w).

10(u)*	Emerson Electric Co. Savings Investment Restoration Plan II, incorporated by reference to the Emerson Electric Co. Form 10-Q for the quarter ended June 30, 2018, File No. 1-278, Exhibit filed 10.1.

10(v)*
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

101
Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the years ended September 30, 2017, 2018 and 2019, (ii) Consolidated Statements of Comprehensive Income for the years ended September 30, 2017, 2018, and 2019 (iii) Consolidated Balance Sheets at September 30, 2018 and 2019, (iv) Consolidated Statements of Equity for the years ended September 30, 2017, 2018 and 2019, (v) Consolidated Statements of Cash Flows for the years ended September 30, 2017, 2018 and 2019, and (vi) Notes to Consolidated Financial Statements for the year ended September 30, 2019.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERSON ELECTRIC CO.

By	/s/ F. J. Dellaquila

F. J. Dellaquila
Senior Executive Vice President and
Chief Financial Officer
November 18, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on November 18, 2019, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ D. N. Farr	Chairman of the Board and Chief Executive Officer
D. N. Farr

/s/ F. J. Dellaquila	Senior Executive Vice President and Chief Financial Officer
F. J. Dellaquila

/s/ M. J. Baughman	Vice President, Controller and Chief Accounting Officer
M. J. Baughman

*	Director
M. A. Blinn

*	Director
C. A. H. Boersig

*	Director
J. B. Bolten

*	Director
M. S. Craighead

*	Director
G. A. Flach

*	Director
A. F. Golden

*	Director
C. Kendle

*	Director
L. Lee

*	Director
M. S. Levatich

*	Director
J. S. Turley

* By	/s/	F. J. Dellaquila
F. J. Dellaquila
Attorney-in-Fact