Form 10-Q
period 2019-12-31
EMERSON ELECTRIC CO
filed 2020-02-05
CIK 32604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common stock of $0.50 par value per share outstanding at January 31, 2020: 611,841,054 shares.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Consolidated Statements of Earnings
EMERSON ELECTRIC CO. & SUBSIDIARIES

Three months ended December 31, 2018 and 2019
(Dollars in millions, except per share amounts; unaudited)

	Three Months Ended December 31,
	2018	2019
Net sales	$4,147	4,151

Costs and expenses:
Cost of sales	2,386	2,392
Selling, general and administrative expenses	1,077	1,123
Other deductions, net	50	178
Interest expense (net of interest income of $5 and $6, respectively)	43	35

Earnings before income taxes	591	423

Income taxes	124	94

Net earnings	467	329

Less: Noncontrolling interests in earnings of subsidiaries	2	3

Net earnings common stockholders	$465	326

Basic earnings per share common stockholders	$0.74	0.53

Diluted earnings per share common stockholders	$0.74	0.53

Cash dividends per common share	$0.49	0.50

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
EMERSON ELECTRIC CO. & SUBSIDIARIES

Three months ended December 31, 2018 and 2019
(Dollars in millions; unaudited)

	Three Months Ended December 31,
	2018	2019
Net earnings	$467	329

Other comprehensive income (loss), net of tax:
Foreign currency translation	(35)	99
Pension and postretirement	13	28
Cash flow hedges	(15)	19
Total other comprehensive income (loss)	(37)	146

Comprehensive income	430	475

Less: Noncontrolling interests in comprehensive income of subsidiaries	2	3
Comprehensive income common stockholders	$428	472

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
EMERSON ELECTRIC CO. & SUBSIDIARIES

(Dollars and shares in millions, except per share amounts; unaudited)

	Sept 30, 2019	Dec 31, 2019
ASSETS
Current assets
Cash and equivalents	$1,494	1,635
Receivables, less allowances of $112 and $115, respectively	2,985	2,726
Inventories	1,880	2,064
Other current assets	780	771
Total current assets	7,139	7,196

Property, plant and equipment, net	3,642	3,633
Other assets
Goodwill	6,536	6,578
Other intangible assets	2,615	2,567
Other	565	1,127
Total other assets	9,716	10,272
Total assets	$20,497	21,101

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current maturities of long-term debt	$1,444	1,984
Accounts payable	1,874	1,649
Accrued expenses	2,658	2,707
Total current liabilities	5,976	6,340

Long-term debt	4,277	4,018

Other liabilities	1,971	2,284

Equity
Common stock, $0.50 par value; authorized, 1,200.0 shares; issued, 953.4 shares; outstanding, 611.0 shares and 611.6 shares, respectively	477	477
Additional paid-in-capital	393	447
Retained earnings	24,199	24,220
Accumulated other comprehensive income (loss)	(1,722)	(1,576)
Cost of common stock in treasury, 342.4 shares and 341.8 shares, respectively	(15,114)	(15,147)
Common stockholders’ equity	8,233	8,421
Noncontrolling interests in subsidiaries	40	38
Total equity	8,273	8,459
Total liabilities and equity	$20,497	21,101

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Equity
EMERSON ELECTRIC CO. & SUBSIDIARIES

Three months ended December 31, 2018 and 2019
(Dollars in millions; unaudited)

	Three Months Ended December 31,
	2018	2019

Common stock	$477	477

Additional paid-in-capital
Beginning balance	348	393
Stock plans	27	54
Ending balance	375	447

Retained earnings
Beginning balance	23,072	24,199
Net earnings common stockholders	465	326
Dividends paid	(305)	(305)
Adoption of accounting standard updates	20	—
Ending balance	23,252	24,220

Accumulated other comprehensive income (loss)
Beginning balance	(1,015)	(1,722)
Foreign currency translation	(35)	99
Pension and postretirement	13	28
Cash flow hedges	(15)	19
Ending balance	(1,052)	(1,576)

Treasury stock
Beginning balance	(13,935)	(15,114)
Purchases	(925)	(129)
Issued under stock plans	44	96
Ending balance	(14,816)	(15,147)

Common stockholders' equity	8,236	8,421

Noncontrolling interests in subsidiaries
Beginning balance	43	40
Net earnings	2	3
Dividends paid	(5)	(5)
Ending balance	40	38

Total equity	$8,276	8,459

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
EMERSON ELECTRIC CO. & SUBSIDIARIES

Three Months Ended December 31, 2018 and 2019
(Dollars in millions; unaudited)

	Three Months Ended
	December 31,
	2018	2019
Operating activities
Net earnings	$467	329
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	202	211
Stock compensation	(7)	56
Pension expense	—	17
Changes in operating working capital	(310)	(180)
Other, net	(29)	(9)
Cash provided by operating activities	323	424

Investing activities
Capital expenditures	(155)	(114)
Purchases of businesses, net of cash and equivalents acquired	(73)	—
Other, net	(31)	(17)
Cash used in investing activities	(259)	(131)

Financing activities
Net increase in short-term borrowings	1,601	754
Payments of long-term debt	(403)	(502)
Dividends paid	(305)	(305)
Purchases of common stock	(786)	(129)
Other, net	(9)	20
Cash provided by (used in) financing activities	98	(162)

Effect of exchange rate changes on cash and equivalents	(7)	10
Increase in cash and equivalents	155	141
Beginning cash and equivalents	1,093	1,494
Ending cash and equivalents	$1,248	1,635

Changes in operating working capital
Receivables	$292	281
Inventories	(170)	(167)
Other current assets	(9)	32
Accounts payable	(247)	(225)
Accrued expenses	(176)	(101)
Total changes in operating working capital	$(310)	(180)

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
EMERSON ELECTRIC CO. & SUBSIDIARIES

(Dollars and shares in millions, except per share amounts or where noted)

(1) BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary for a fair presentation of operating results for the interim periods presented. Adjustments consist of normal and recurring accruals. The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all disclosures required for annual financial statements presented in conformity with U.S. generally accepted accounting principles (GAAP). For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2019. Certain prior year amounts have been reclassified to conform to current year presentation.

On October 1, 2019, the Company adopted ASC 842, Leases, which requires rights and obligations related to lease arrangements to be recognized on the balance sheet, using the optional transition method under which prior periods were not adjusted. The Company elected the package of practical expedients for leases that commenced prior to the adoption date, which included carrying forward the historical lease classification as operating or finance. The adoption of ASC 842 resulted in the recognition of operating lease right-of-use assets and related lease liabilities of approximately $500 as of October 1, 2019, but did not materially impact the Company's earnings or cash flows for the three months ended December 31, 2019.

On October 1, 2019, the Company adopted updates to ASC 815, Derivatives and Hedging, which permit hedging certain contractually specified risk components. Additionally, the updates eliminate the requirement to separately measure and report hedge ineffectiveness and simplify hedge documentation and effectiveness assessment requirements. These updates were adopted using a modified retrospective approach and were immaterial to the Company's financial statements for the three months ended December 31, 2019.
(2) REVENUE RECOGNITION

Emerson is a global manufacturer that combines technology and engineering to provide innovative solutions to its customers, largely in the form of tangible products. The vast majority of the Company's revenues relate to a broad offering of manufactured products which are recognized at the point in time when control transfers, while a smaller portion is recognized over time or relates to sales arrangements with multiple performance obligations. See Note 13 for additional information about the Company's revenues.

The following table summarizes the balances of the Company's unbilled receivables (contract assets), which are reported in Other current assets, and its customer advances (contract liabilities), which are reported in Accrued expenses.

	Sept 30, 2019	Dec 31, 2019
Unbilled receivables (contract assets)	$456	422
Customer advances (contract liabilities)	(519)	(569)
Net contract liabilities	$(63)	(147)

The majority of the Company's contract balances relate to arrangements where revenue is recognized over time and payments from customers are made according to a contractual billing schedule. The increase in net contract liabilities was due to customer billings which exceeded revenue recognized for performance completed during the period. Revenue recognized for the three months ended December 31, 2019 included approximately $270 that was included in the beginning contract liability balance. Other factors that impacted the change in net contract liabilities were immaterial. Revenue recognized for the three months ended December 31, 2019 for performance obligations that were satisfied in previous periods, including cumulative catchup adjustments on the Company's long-term contracts, was not material.

As of December 31, 2019, the Company's backlog relating to unsatisfied (or partially unsatisfied) performance obligations in contracts with its customers was approximately $5.5 billion. The Company expects to recognize approximately 85 percent of its remaining performance obligations as revenue over the next 12 months, with the remainder substantially over the subsequent two years thereafter.

(3) WEIGHTED-AVERAGE COMMON SHARES

Reconciliations of weighted-average shares for basic and diluted earnings per common share follow. Earnings allocated to participating securities were inconsequential.

	Three Months Ended December 31,
	2018	2019

Basic shares outstanding	623.9	610.0
Dilutive shares	3.9	4.1
Diluted shares outstanding	627.8	614.1

(4) ACQUISITIONS AND DIVESTITURES

The Company acquired eight businesses in 2019, all in the Automation Solutions segment, for $469, net of cash acquired. These eight businesses had combined annual sales of approximately $300. The Company recognized goodwill of $204 ($168 of which is expected to be tax deductible) and other identifiable intangible assets of $155, primarily customer relationships and intellectual property with a weighted-average life of approximately nine years. Valuations of certain acquired assets and liabilities are in-process and subject to refinement.

(5) PENSION & POSTRETIREMENT PLANS

Total periodic pension and postretirement (income) expense is summarized below:

	Three Months Ended December 31,
	2018	2019
Service cost	$18	22
Interest cost	50	40
Expected return on plan assets	(88)	(84)
Net amortization	17	37
Total	$(3)	15

(6) OTHER DEDUCTIONS, NET

Other deductions, net are summarized below:

	Three Months Ended December 31,
	2018	2019

Amortization of intangibles (intellectual property and customer relationships)	$57	59
Restructuring costs	10	97
Special advisory fees	—	13
Other	(17)	9
Total	$50	178

In the first quarter of fiscal 2020, Other included an unfavorable impact on comparisons from pensions of $14 and foreign currency transactions of $15.

(7) RESTRUCTURING COSTS

Restructuring expense reflects costs associated with the Company’s ongoing efforts to improve operational efficiency and deploy assets globally in order to remain competitive on a worldwide basis. The costs incurred in the first quarter of fiscal 2020 largely relate to workforce reductions of approximately 1,100 employees. The Company expects fiscal 2020 restructuring expense to be approximately $215, which includes costs to complete actions initiated in the first quarter.

Restructuring expense by business segment follows:

	Three Months Ended December 31,
	2018	2019

Automation Solutions	$5	83

Climate Technologies	3	7
Tools & Home Products	2	3
Commercial & Residential Solutions	5	10

Corporate	—	4

Total	$10	97

Details of the change in the liability for restructuring costs during the three months ended December 31, 2019 follow:

	Sept 30, 2019	Expense	Utilized/Paid	Dec 31, 2019

Severance and benefits	$62	80	20	122
Other	7	17	19	5
Total	$69	97	39	127

(8) INCOME TAXES

Income taxes were $94 in the first quarter of fiscal 2020 and $124 in 2019, resulting in effective tax rates of 22 percent and 21 percent, respectively. The current year and prior year rates included favorable discrete items, which reduced the rates 1 percentage point and 3 percentage points, respectively.

(9) LEASES

The Company leases offices; manufacturing facilities and equipment; and transportation, information technology and office equipment under operating lease arrangements. Finance lease arrangements are immaterial. The Company determines whether an arrangement is, or contains, a lease at contract inception. An arrangement contains a lease if the Company has the right to direct the use of and obtain substantially all of the economic benefits of an identified asset. Right-of-use assets and lease liabilities are recognized at lease commencement based on the present value of lease payments over the lease term. Leases with an initial term of 12 months or less are not recognized on the balance sheet and are recorded as short-term lease expense. The discount rate used to calculate present value is the Company's incremental borrowing rate based on the lease term and the economic environment of the applicable country or region.

Certain leases contain renewal options or options to terminate prior to lease expiration, which are included in the measurement of right-of-use assets and lease liabilities when it is reasonably certain they will be exercised. The Company has elected to account for lease and non-lease components as a single lease component for its offices and manufacturing facilities. Some lease arrangements include payments that are adjusted periodically based on actual charges incurred for common area maintenance, utilities, taxes and insurance, or changes in an index or rate referenced in the lease. The fixed portion of these payments is included in the measurement of right-of-use assets and lease liabilities at lease commencement, while the variable portion is recorded as variable lease expense. The Company's leases typically do not contain material residual value guarantees or restrictive covenants.

The components of lease expense for the three months ended December 31, 2019 were as follows:

Three Months Ended December 31,
2019

Operating lease expense	$53
Variable lease expense	$5

Short-term lease expense and sublease income were immaterial for the three months ended December 31, 2019. Cash paid for operating leases is classified within operating cash flows and was $50 for the three months ended December 31, 2019. Operating lease right-of-use asset additions were $64 for the three months ended December 31, 2019.

The following table summarizes the balances of the Company's operating lease right-of-use assets and operating lease liabilities as of December 31, 2019, the vast majority of which relates to offices and manufacturing facilities:

Dec 31, 2019
Right-of-use assets (Other assets)	$505
Current lease liabilities (Accrued expenses)	$155
Noncurrent lease liabilities (Other liabilities)	$361

The weighted-average remaining lease term for operating leases was 5.1 years and the weighted-average discount rate was 2.7% as of December 31, 2019.
Future maturities of operating lease liabilities as of December 31, 2019 are summarized below:

Dec 31, 2019
Remainder of 2020	$129
2021	129
2022	97
2023	69
2024	48
Thereafter	79
Total lease payments	551
Less: Interest	35
Total lease liabilities	$516

Lease commitments that have not yet commenced were immaterial as of December 31, 2019.

The future minimum annual rentals under noncancelable long-term leases as of September 30, 2019 were as follows: $159 in 2020, $112 in 2021, $82 in 2022, $57 in 2023, $38 in 2024 and $63 thereafter.

(10) OTHER FINANCIAL INFORMATION

	Sept 30, 2019	Dec 31, 2019
Inventories
Finished products	$578	662
Raw materials and work in process	1,302	1,402
Total	$1,880	2,064

Property, plant and equipment, net
Property, plant and equipment, at cost	$8,671	8,845
Less: Accumulated depreciation	5,029	5,212
Total	$3,642	3,633

Goodwill by business segment
Automation Solutions	$5,467	5,501

Climate Technologies	668	669
Tools & Home Products	401	408
Commercial & Residential Solutions	1,069	1,077

Total	$6,536	6,578

Other intangible assets
Gross carrying amount	$4,872	4,917
Less: Accumulated amortization	2,257	2,350
Net carrying amount	$2,615	2,567

Other intangible assets include customer relationships of $1,370 and $1,391 as of December 31, 2019 and September 30, 2019, respectively.

Other assets include the following:
Operating lease right-of-use assets	$—	505
Pension assets	164	205
Asbestos-related insurance receivables	115	114
Deferred income taxes	97	105

Accrued expenses include the following:
Customer advances (contract liabilities)	$519	569
Employee compensation	606	503
Operating lease liabilities (current)	—	155
Product warranty	140	138

Other liabilities include the following:
Pension and postretirement liabilities	$775	774
Operating lease liabilities (noncurrent)	—	361
Deferred income taxes	327	329
Asbestos litigation	313	310

(11) FINANCIAL INSTRUMENTS

Following is a discussion regarding the Company’s use of financial instruments:
Hedging Activities – As of December 31, 2019, the notional amount of foreign currency hedge positions was approximately $2.2 billion, and commodity hedge contracts totaled approximately $105 (primarily 43 million pounds of copper and aluminum). All derivatives receiving hedge accounting are cash flow hedges. The majority of hedging gains and losses deferred as of December 31, 2019 are expected to be recognized over the next 12 months as the underlying forecasted transactions occur. Gains and losses on foreign currency derivatives reported in Other deductions, net reflect hedges of balance sheet exposures that do not receive hedge accounting.
Net Investment Hedge – In fiscal 2019, the Company issued euro-denominated debt of €1.5 billion. The euro notes reduce foreign currency risk associated with the Company's international subsidiaries that use the euro as their functional currency and have been designated as a hedge of a portion of the investment in these operations. Foreign currency gains or losses associated with the euro-denominated debt are deferred in accumulated other comprehensive income (loss) and will remain until the hedged investment is sold or substantially liquidated.
The following gains and losses are included in earnings and other comprehensive income (OCI) for the three months ended December 31, 2019 and 2018:

		Into Earnings		Into OCI
		1st Quarter		1st Quarter
Gains (Losses)	Location	2018	2019	2018	2019
Commodity	Cost of sales	$(3)	(3)	(7)	7
Foreign currency	Sales	(2)	(2)	(1)	3
Foreign currency	Cost of sales	4	7	(11)	17
Foreign currency	Other deductions, net	11	8

Net Investment Hedges
Euro denominated debt				—	(26)
Total		$10	10	(19)	1

Regardless of whether derivatives and non-derivative financial instruments receive hedge accounting, the Company expects hedging gains or losses to be essentially offset by losses or gains on the related underlying exposures. The amounts ultimately recognized will differ from those presented above for open positions, which remain subject to ongoing market price fluctuations until settlement. Derivatives receiving hedge accounting are highly effective and no amounts were excluded from the assessment of hedge effectiveness.

Fair Value Measurement – Valuations for all derivatives and the Company's long-term debt fall within Level 2 of the GAAP valuation hierarchy. As of December 31, 2019, the fair value of long-term debt was $4.7 billion, which exceeded the carrying value by $420. The fair values of commodity and foreign currency contracts were reported in Other current assets and Accrued expenses and did not materially change since September 30, 2019.
Counterparties to derivatives arrangements are companies with investment-grade credit ratings. The Company has bilateral collateral arrangements with counterparties with credit rating-based posting thresholds that vary depending on the arrangement. If credit ratings on the Company's debt fall below pre-established levels, counterparties can require immediate full collateralization of all derivatives in net liability positions. The Company also can demand full collateralization of derivatives in net asset positions should any counterparty credit ratings fall below certain thresholds. No collateral was posted with counterparties and none was held by the Company as of December 31, 2019.

(12) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Activity in Accumulated other comprehensive income (loss) for the three months ended December 31, 2019 and 2018 is shown below:

	Three Months Ended December 31,
	2018	2019
Foreign currency translation
Beginning balance	$(600)	(794)
Other comprehensive income (loss) before reclassifications	(35)	99
Ending balance	(635)	(695)

Pension and postretirement
Beginning balance	(420)	(928)
Amortization of deferred actuarial losses into earnings	13	28
Ending balance	(407)	(900)

Cash flow hedges
Beginning balance	5	—
Deferral of gains (losses) arising during the period	(14)	21
Reclassification of realized (gains) losses to sales and cost of sales	(1)	(2)
Ending balance	(10)	19

Accumulated other comprehensive income (loss)	$(1,052)	(1,576)

Activity above is shown net of income taxes for the three months ended December 31, 2019 and 2018, respectively, as follows: foreign currency translation: $6 and $0; amortization of pension and postretirement deferred actuarial losses: $(9) and $(4); deferral of cash flow hedging gains (losses): $(6) and $5; reclassification of realized cash flow hedging (gains) losses: $0 and $0.

(13) BUSINESS SEGMENTS

Summarized information about the Company's results of operations by business segment follows:

	Three Months Ended December 31,
	Sales		Earnings
	2018	2019	2018	2019

Automation Solutions	$2,799	2,852	407	310

Climate Technologies	880	873	146	151
Tools & Home Products	458	430	91	86
Commercial & Residential Solutions	1,338	1,303	237	237

Stock compensation			7	(56)
Unallocated pension and postretirement costs			27	13
Corporate and other			(44)	(46)
Eliminations/Interest	10	(4)	(43)	(35)
Total	$4,147	4,151	591	423

The increase in stock compensation expense reflects an increasing stock price in the current year compared to a decreasing price in the prior year.

Automation Solutions sales by major product offering are summarized below:

	Three Months Ended December 31,
	2018	2019

Measurement & Analytical Instrumentation	$858	830
Valves, Actuators & Regulators	874	913
Industrial Solutions	542	507
Process Control Systems & Solutions	525	602
Automation Solutions	$2,799	2,852

Depreciation and amortization (includes intellectual property, customer relationships and capitalized software) by business segment are summarized below:

	Three Months Ended December 31,
	2018	2019
Automation Solutions	$129	139

Climate Technologies	45	44
Tools & Home Products	19	19
Commercial & Residential Solutions	64	63

Corporate and other	9	9
Total	$202	211

Sales by geographic destination are summarized below:

	Three Months Ended December 31,
	2018			2019
	Automation Solutions	Commercial & Residential Solutions	Total	Automation Solutions	Commercial & Residential Solutions	Total

Americas	$1,405	907	2,312	1,410	863	2,273
Asia, Middle East & Africa	841	265	1,106	896	277	1,173
Europe	553	166	719	546	163	709
Total	$2,799	1,338	4,137	2,852	1,303	4,155

Items 2 and 3.

Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Net sales for the first quarter of fiscal 2020 were $4.2 billion, flat compared with the prior year, supported by acquisitions which added 1 percent, and adversely affected by foreign currency translation which deducted 1 percent. Underlying sales, which exclude foreign currency translation, acquisitions and divestitures, were flat.
Net earnings common stockholders were $326 million, down 30 percent, and diluted earnings per share were $0.53, down 28 percent, primarily due to restructuring costs and special advisory fees of $0.14 per share and higher stock compensation (due to an increasing stock price) and pension expense of $0.10 per share.
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31

Following is an analysis of the Company’s operating results for the first quarter ended December 31, 2019, compared with the first quarter ended December 31, 2018.

	2018	2019	Change
(dollars in millions, except per share amounts)

Net sales	$4,147	4,151	—%
Gross profit	$1,761	1,759	—%
Percent of sales	42.5%	42.4%

SG&A	$1,077	1,123	4%
Percent of sales	26.0%	27.1%
Other deductions, net	$50	178
Interest expense, net	$43	35

Earnings before income taxes	$591	423	(28)%
Percent of sales	14.2%	10.2%
Net earnings common stockholders	$465	326	(30)%
Percent of sales	11.2%	7.9%

Diluted earnings per share	$0.74	0.53	(28)%

Net sales for the first quarter of fiscal 2020 were $4.2 billion, flat (up $4 million) compared with 2019. Underlying sales were flat (up $11 million) on higher price offset by lower volume. Acquisitions net of divestitures added 1 percent ($20 million) and foreign currency translation subtracted 1 percent ($27 million). Underlying sales were down 3 percent in the U.S. and increased 3 percent internationally. The Americas was down 2 percent, Europe was flat and Asia, Middle East & Africa was up 6 percent.

Cost of sales for the first quarter of fiscal 2020 were $2.4 billion, an increase of $6 million compared with 2019. Gross margin of 42.4 percent decreased 0.1 percentage points, reflecting unfavorable mix primarily within Automation Solutions, largely offset by favorable price-cost.

Selling, general and administrative (SG&A) expenses of $1.1 billion increased $46 million compared with the prior year, primarily due to higher stock compensation expense of $63 million, reflecting an increasing stock price in the current year compared to a decreasing price in the prior year. SG&A as a percent of sales increased 1.1 percentage points to 27.1 percent due to a negative impact on comparisons from the higher stock compensation expense of 1.5 percentage points, partially offset by savings from cost reduction actions.

Other deductions, net were $178 million in 2020, an increase of $128 million compared with the prior year, reflecting increased restructuring costs of $87 million, and an unfavorable impact on comparisons from pensions of $14 million, foreign currency transactions of $15 million, and special advisory fees of $13 million. See Note 6.

Pretax earnings of $423 million decreased $168 million, or 28 percent compared with the prior year. Earnings decreased $97 million in Automation Solutions and were flat in Commercial & Residential Solutions, while costs reported at corporate increased $79 million. See the Business discussion that follows and Note 13.

Income taxes were $94 million for 2020 and $124 million for 2019, resulting in effective tax rates of 22 percent and 21 percent, respectively. The current year and prior year rates included favorable discrete items, which reduced the rates 1 percentage point and 3 percentage points, respectively. See Note 8.

Net earnings common stockholders in the first quarter of fiscal 2020 were $326 million, down 30 percent, compared with $465 million in the prior year, and earnings per share were $0.53, down 28 percent, compared with $0.74 in 2019. Earnings per share were negatively impacted by restructuring costs and special advisory fees of $0.14 per share and higher stock compensation (due to an increasing stock price) and pension expense of $0.10 per share.

Business Segments
Following is an analysis of operating results for the Company’s business segments for the first quarter ended December 31, 2019, compared with the first quarter ended December 31, 2018. The Company defines segment earnings as earnings before interest and taxes. See Note 13 for a discussion of the Company's business segments.

AUTOMATION SOLUTIONS

Three Months Ended Dec 31	2018	2019	Change
(dollars in millions)

Sales	$2,799	2,852	2%
Earnings	$407	310	(24)%
Margin	14.5%	10.9%

Sales by Major Product Offering
Measurement & Analytical Instrumentation	$858	830	(3)%
Valves, Actuators & Regulators	874	913	5%
Industrial Solutions	542	507	(7)%
Process Control Systems & Solutions	525	602	15%
Total	$2,799	2,852	2%

Automation Solutions sales were $2.9 billion in the first quarter, an increase of $53 million, or 2 percent. Underlying sales increased 1 percent ($27 million) on slightly higher volume and price. Acquisitions added 2 percent ($47 million) and foreign currency translation had a 1 percent ($21 million) unfavorable impact. Sales for Measurement & Analytical Instrumentation decreased $28 million, or 3 percent, due to weakness in upstream oil and gas end markets, primarily in North America. Valves, Actuators & Regulators increased $39 million, or 5 percent, reflecting steady trends in process and hybrid end markets. Industrial Solutions sales decreased $35 million, or 7 percent, as global discrete end markets remained soft. Process Control Systems & Solutions increased $77 million, or 15 percent, due to the Machine Automation Solutions acquisition which added $47 million, and favorable maintenance and repair demand and brownfield investment activity. Underlying sales decreased 1 percent in the Americas (U.S. down 2 percent) and 1 percent in Europe while Asia, Middle East & Africa increased 6 percent, supported by continued infrastructure investment, led by China, and strong growth in Middle East & Africa. Earnings were $310 million, a decrease of $97 million, or 24 percent, primarily due to higher restructuring expense of $78 million and an unfavorable impact from foreign currency transactions of $15 million. Margin decreased 3.6 percentage points to 10.9 percent, reflecting a negative impact from restructuring of 2.7 percentage points, unfavorable mix of 0.6 percentage points which included a decline in the more profitable North American upstream and discrete end markets, and unfavorable foreign currency transactions of 0.5 percentage points.

COMMERCIAL & RESIDENTIAL SOLUTIONS

Three Months Ended Dec 31	2018	2019	Change
(dollars in millions)

Sales:
Climate Technologies	$880	873	(1)%
Tools & Home Products	458	430	(6)%
Total	$1,338	1,303	(3)%

Earnings:
Climate Technologies	$146	151	4%
Tools & Home Products	91	86	(6)%
Total	$237	237	—%
Margin	17.7%	18.2%

Commercial & Residential Solutions sales were $1.3 billion in the first quarter, down $35 million, or 3 percent compared to the prior year. The divestiture of two small non-core businesses subtracted 1 percent ($14 million) and foreign currency translation subtracted 1 percent ($6 million). Underlying sales decreased 1 percent ($15 million) primarily due to lower volume partially offset by slightly higher price. Climate Technologies sales were $873 million in the first quarter, a decrease of $7 million, or 1 percent. Air conditioning and heating sales were up slightly due to improving conditions in Asia, Middle East & Africa and continued strength in Europe, while North American markets softened. Cold chain sales were down moderately, as slower global conditions persisted. Tools & Home Products sales were $430 million in the first quarter, a decrease of $28 million, or 6 percent. Global professional tools end markets remained soft, while food waste disposers were flat and wet/dry vacuums were up slightly. Overall, underlying sales decreased 3 percent in the Americas (U.S. down 5 percent), while Europe increased 1 percent and Asia, Middle East & Africa increased 5 percent. Earnings were $237 million, flat compared with the prior year, and margin increased 0.5 percentage points, primarily due to favorable price-cost and savings from cost reduction actions, partially offset by higher restructuring expense of $5 million.

FINANCIAL CONDITION

Key elements of the Company's financial condition for the three months ended December 31, 2019 as compared to the year ended September 30, 2019 follow.

	Sept 30, 2019		Dec 31, 2019
Working capital (in millions)	$1,163		856
Current ratio	1.2		1.1
Total debt-to-total capital	41.0%		41.6%
Net debt-to-net capital	33.9%		34.1%
Interest coverage ratio	15.2	X	11.2X
The Company's working capital decreased primarily due to increased short-term borrowings, which supported repayments of long-term debt and share repurchases in the first quarter of 2020. The interest coverage ratio (earnings before income taxes plus interest expense, divided by interest expense) of 11.2X for the first three months of fiscal 2020 compares to 13.0X for the three months ended December 31, 2018. The decrease primarily reflects lower pretax earnings in the current year.

Operating cash flow for the first three months of fiscal 2020 was $424 million, an increase of $101 million compared with $323 million in the prior year, due to lower operating working capital investment. Free cash flow of $310 million in the first quarter of fiscal 2020 (operating cash flow of $424 million less capital expenditures of $114 million) increased $142 million compared to free cash flow of $168 million in 2019 (operating cash flow of $323 million less capital expenditures of $155 million), reflecting the increase in operating cash flow and lower capital investment.

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

FISCAL 2020 OUTLOOK

The economic environment is expected to remain challenging for the rest of fiscal 2020. The outlook discussed herein excludes any potential impact from the coronavirus. Consolidated net and underlying sales are expected to range between down 2 percent to up 2 percent. Automation Solutions net and underlying sales are expected to be down 1 percent to up 3 percent. Commercial & Residential Solutions net sales are expected to be down 4 percent to flat, with underlying sales down 3 percent to up 1 percent excluding an impact from divestitures of 1 percent. Earnings per share are expected to be $3.27 to $3.52, while adjusted earnings per share, which exclude a $0.28 per share impact from restructuring actions and related costs for the year, are expected to be $3.55 to $3.80. Operating cash flow is expected to be approximately $3.15 billion and free cash flow, which excludes targeted capital spending of $650 million, is expected to be approximately $2.5 billion.
Statements in this report that are not strictly historical may be "forward-looking" statements, which involve risks and uncertainties, and Emerson undertakes no obligation to update any such statements to reflect later developments. These risks and uncertainties include economic and currency conditions, market demand, pricing, protection of intellectual property, cybersecurity, tariffs, competitive and technological factors, among others, which are set forth in the “Risk Factors” of Part I, Item 1A, and the "Safe Harbor Statement" of Part II, Item 7, to the Company's Annual Report on Form 10-K for the year ended September 30, 2019 and in subsequent reports filed with the SEC, which are hereby incorporated by reference.

The United Kingdom's (UK) withdrawal from the European Union (EU), commonly known as "Brexit", was completed on January 31, 2020. The UK has now entered a transition period, during which it will begin negotiating a trade agreement and other laws and regulations with the EU. The Company's net sales in the UK are principally in the Automation Solutions segment and represent less than two percent of consolidated sales. Sales of products manufactured in the UK and sold within the EU are immaterial. The Company is evaluating several potential outcomes of the UK's negotiations with the EU and believes the direct cost of incremental tariffs, logistics and other items would be immaterial.

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

In the first quarter of fiscal 2020, the Company implemented certain internal controls related to the adoption of ASC 842, Leases.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities (shares in 000s).

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2019	1,956	$66.09	1,956	19,984
November 2019	—	$0.00	—	19,984
December 2019	—	$0.00	—	19,984
Total	1,956	$66.09	1,956	19,984
In November 2015, the Board of Directors authorized the purchase of up to 70 million shares, and approximately 20.0 million shares remain available.

Item 6. Exhibits

(a) Exhibits (Listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

101
Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the three months ended December 31, 2019 and 2018, (ii) Consolidated Statements of Comprehensive Income for the three months ended December 31, 2019 and 2018, (iii) Consolidated Balance Sheets as of September 30, 2019 and December 31, 2019, (iv) Consolidated Statements of Cash Flows for the three months ended December 31, 2019 and 2018, and (v) Notes to Consolidated Financial Statements for the three months ended December 31, 2019.

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
February 5, 2020