Form 10-Q
period 2020-03-31
EMERSON ELECTRIC CO
filed 2020-04-24
CIK 32604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common stock of $0.50 par value per share outstanding at March 31, 2020: 597,475,300 shares.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Consolidated Statements of Earnings
EMERSON ELECTRIC CO. & SUBSIDIARIES

Three and six months ended March 31, 2019 and 2020
(Dollars in millions, except per share amounts; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2020	2019	2020
Net sales	$4,570	4,162	8,717	8,313

Costs and expenses:
Cost of sales	2,645	2,412	5,031	4,804
Selling, general and administrative expenses	1,145	983	2,222	2,106
Other deductions, net	57	42	107	220
Interest expense (net of interest income of $7, $6, $12 and $12, respectively)	48	36	91	71

Earnings before income taxes	675	689	1,266	1,112

Income taxes	150	165	274	259

Net earnings	525	524	992	853

Less: Noncontrolling interests in earnings of subsidiaries	5	7	7	10

Net earnings common stockholders	$520	517	985	843

Basic earnings per share common stockholders	$0.85	0.85	1.59	1.38

Diluted earnings per share common stockholders	$0.84	0.84	1.58	1.37

Cash dividends per common share	$0.49	0.50	0.98	1.00

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
EMERSON ELECTRIC CO. & SUBSIDIARIES

Three and six months ended March 31, 2019 and 2020
(Dollars in millions; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2020	2019	2020
Net earnings	$525	524	992	853

Other comprehensive income (loss), net of tax:
Foreign currency translation	88	(281)	53	(182)
Pension and postretirement	12	30	25	58
Cash flow hedges	25	(75)	10	(56)
Total other comprehensive income (loss)	125	(326)	88	(180)

Comprehensive income	650	198	1,080	673

Less: Noncontrolling interests in comprehensive income of subsidiaries	6	8	8	11
Comprehensive income common stockholders	644	190	1,072	662

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
EMERSON ELECTRIC CO. & SUBSIDIARIES

(Dollars and shares in millions, except per share amounts; unaudited)

	Sept 30, 2019	Mar 31, 2020
ASSETS
Current assets
Cash and equivalents	$1,494	2,583
Receivables, less allowances of $112 and $112, respectively	2,985	2,641
Inventories	1,880	2,058
Other current assets	780	750
Total current assets	7,139	8,032

Property, plant and equipment, net	3,642	3,553
Other assets
Goodwill	6,536	6,520
Other intangible assets	2,615	2,498
Other	565	1,108
Total other assets	9,716	10,126
Total assets	$20,497	21,711

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current maturities of long-term debt	$1,444	3,741
Accounts payable	1,874	1,521
Accrued expenses	2,658	2,678
Total current liabilities	5,976	7,940

Long-term debt	4,277	3,960

Other liabilities	1,971	2,248

Equity
Common stock, $0.50 par value; authorized, 1,200.0 shares; issued, 953.4 shares; outstanding, 611.0 shares and 597.5 shares, respectively	477	477
Additional paid-in-capital	393	453
Retained earnings	24,199	24,431
Accumulated other comprehensive income (loss)	(1,722)	(1,903)
Cost of common stock in treasury, 342.4 shares and 355.9 shares, respectively	(15,114)	(15,941)
Common stockholders’ equity	8,233	7,517
Noncontrolling interests in subsidiaries	40	46
Total equity	8,273	7,563
Total liabilities and equity	$20,497	21,711

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Equity
EMERSON ELECTRIC CO. & SUBSIDIARIES

Three and six months ended March 31, 2019 and 2020
(Dollars in millions; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2020	2019	2020

Common stock	$477	477	477	477

Additional paid-in-capital
Beginning balance	375	447	348	393
Stock plans	5	6	32	60
Ending balance	380	453	380	453

Retained earnings
Beginning balance	23,252	24,220	23,072	24,199
Net earnings common stockholders	520	517	985	843
Dividends paid	(302)	(306)	(607)	(611)
Adoption of accounting standard updates	5	—	25	—
Ending balance	23,475	24,431	23,475	24,431

Accumulated other comprehensive income (loss)
Beginning balance	(1,052)	(1,576)	(1,015)	(1,722)
Foreign currency translation	87	(282)	52	(183)
Pension and postretirement	12	30	25	58
Cash flow hedges	25	(75)	10	(56)
Ending balance	(928)	(1,903)	(928)	(1,903)

Treasury stock
Beginning balance	(14,816)	(15,147)	(13,935)	(15,114)
Purchases	(75)	(813)	(1,000)	(942)
Issued under stock plans	13	19	57	115
Ending balance	(14,878)	(15,941)	(14,878)	(15,941)

Common stockholders' equity	8,526	7,517	8,526	7,517

Noncontrolling interests in subsidiaries
Beginning balance	40	38	43	40
Net earnings	5	7	7	10
Other comprehensive income	1	1	1	1
Dividends paid	—	—	(5)	(5)
Ending balance	46	46	46	46

Total equity	$8,572	7,563	8,572	7,563

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
EMERSON ELECTRIC CO. & SUBSIDIARIES

Six Months Ended March 31, 2019 and 2020
(Dollars in millions; unaudited)

	Six Months Ended
	March 31,
	2019	2020
Operating activities
Net earnings	$992	853
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	406	422
Stock compensation	52	18
Pension expense	—	34
Changes in operating working capital	(530)	(260)
Other, net	(64)	(55)
Cash provided by operating activities	856	1,012

Investing activities
Capital expenditures	(274)	(225)
Purchases of businesses, net of cash and equivalents acquired	(243)	(96)
Divestitures of businesses	5	—
Other, net	(65)	(42)
Cash used in investing activities	(577)	(363)

Financing activities
Net increase in short-term borrowings	851	2,076
Proceeds from short-term borrowings greater than three months	—	433
Proceeds from long-term debt	1,135	—
Payments of long-term debt	(406)	(502)
Dividends paid	(607)	(611)
Purchases of common stock	(1,000)	(942)
Other, net	29	39
Cash provided by financing activities	2	493

Effect of exchange rate changes on cash and equivalents	10	(53)
Increase in cash and equivalents	291	1,089
Beginning cash and equivalents	1,093	1,494
Ending cash and equivalents	$1,384	2,583

Changes in operating working capital
Receivables	$175	283
Inventories	(205)	(216)
Other current assets	(82)	32
Accounts payable	(211)	(290)
Accrued expenses	(207)	(69)
Total changes in operating working capital	$(530)	(260)

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

On October 1, 2019, the Company adopted ASC 842, Leases, which requires rights and obligations related to lease arrangements to be recognized on the balance sheet, using the optional transition method under which prior periods were not adjusted. The Company elected the package of practical expedients for leases that commenced prior to the adoption date, which included carrying forward the historical lease classification as operating or finance. The adoption of ASC 842 resulted in the recognition of operating lease right-of-use assets and related lease liabilities of approximately $500 as of October 1, 2019, but did not materially impact the Company's earnings or cash flows for the three and six months ended March 31, 2020.

On October 1, 2019, the Company adopted updates to ASC 815, Derivatives and Hedging, which permit hedging certain contractually specified risk components. Additionally, the updates eliminate the requirement to separately measure and report hedge ineffectiveness and simplify hedge documentation and effectiveness assessment requirements. These updates were adopted using a modified retrospective approach and were immaterial to the Company's financial statements for the three and six months ended March 31, 2020.

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

	Sept 30, 2019	Mar 31, 2020
Unbilled receivables (contract assets)	$456	397
Customer advances (contract liabilities)	(519)	(587)
Net contract liabilities	$(63)	(190)

The majority of the Company's contract balances relate to arrangements where revenue is recognized over time and payments from customers are made according to a contractual billing schedule. The increase in net contract liabilities was due to customer billings which exceeded revenue recognized for performance completed during the period. Revenue recognized for the three and six months ended March 31, 2020 included approximately $56 and $326, respectively, that was included in the beginning contract liability balance. Other factors that impacted the change in net contract liabilities were immaterial. Revenue recognized for the six months ended March 31, 2020 for performance obligations that were satisfied in previous periods, including cumulative catchup adjustments on the Company's long-term contracts, was not material.

As of March 31, 2020, the Company's backlog relating to unsatisfied (or partially unsatisfied) performance obligations in contracts with its customers was approximately $5.7 billion. The Company expects to recognize approximately 85 percent of its remaining performance obligations as revenue over the next 12 months, with the remainder substantially over the subsequent two years thereafter.

(3) WEIGHTED-AVERAGE COMMON SHARES

Reconciliations of weighted-average shares for basic and diluted earnings per common share follow. Earnings allocated to participating securities were inconsequential.

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2020	2019	2020

Basic shares outstanding	614.0	607.4	619.0	608.7
Dilutive shares	4.1	3.6	3.9	3.9
Diluted shares outstanding	618.1	611.0	622.9	612.6

(4) ACQUISITIONS AND DIVESTITURES

During the first six months of 2020, the Company's acquisition spending totaled $96, net of cash acquired.

The Company acquired eight businesses in 2019, all in the Automation Solutions segment, for $469, net of cash acquired. These eight businesses had combined annual sales of approximately $300. The Company recognized goodwill of $213 ($158 of which is expected to be tax deductible) and other identifiable intangible assets of $155, primarily customer relationships and intellectual property with a weighted-average life of approximately nine years.

Valuations of certain acquired assets and liabilities are in-process and subject to refinement for transactions completed after March 31, 2019.

(5) PENSION & POSTRETIREMENT PLANS

Total periodic pension and postretirement (income) expense is summarized below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2020	2019	2020
Service cost	$18	22	$36	44
Interest cost	50	40	100	80
Expected return on plan assets	(88)	(84)	(176)	(168)
Net amortization	16	38	33	75
Total	$(4)	16	$(7)	31

(6) OTHER DEDUCTIONS, NET

Other deductions, net are summarized below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2020	2019	2020

Amortization of intangibles (intellectual property and customer relationships)	$60	59	$117	118
Restructuring costs	10	31	20	128
Special advisory fees	—	—	—	13
Other	(13)	(48)	(30)	(39)
Total	$57	42	$107	220

In the second quarter of fiscal 2020, the change in Other included favorable impacts from foreign currency transactions of $36 and supplemental retirement plans of $16, partially offset by an unfavorable impact from pensions of $16. On a year-to-date basis, the change in Other reflects a favorable impact from foreign currency transactions of $22 and lower litigation costs, partially offset by an unfavorable impact from pensions of $30.

(7) RESTRUCTURING COSTS

Restructuring expense reflects costs associated with the Company’s ongoing efforts to improve operational efficiency and deploy assets globally in order to remain competitive on a worldwide basis. The costs incurred in the first half of fiscal 2020 largely relate to the Company's initiatives to improve operating margins that began in the third quarter of fiscal 2019 and include workforce reductions of approximately 1,800 employees. The Company expects fiscal 2020 restructuring expense and related costs to be approximately $280, an increase of $65 compared to its previous estimate, including costs to complete actions initiated in the first half of the year.

Restructuring expense by business segment follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2020	2019	2020

Automation Solutions	$6	23	11	106

Climate Technologies	1	2	4	9
Tools & Home Products	2	5	4	8
Commercial & Residential Solutions	3	7	8	17

Corporate	1	1	1	5

Total	$10	31	20	128

Details of the change in the liability for restructuring costs during the six months ended March 31, 2020 follow:

	Sept 30, 2019	Expense	Utilized/Paid	Mar 31, 2020

Severance and benefits	$62	105	57	110
Other	7	23	26	4
Total	$69	128	83	114

The tables above do not include $9 of costs related to these restructuring actions incurred in the second quarter of fiscal 2020 that U.S. GAAP requires to be reported in cost of sales.

(8) INCOME TAXES

Income taxes were $165 in the second quarter of fiscal 2020 and $150 in 2019, resulting in effective tax rates of 24 percent and 22 percent, respectively. The current year rate included unfavorable discrete items, which increased the rate 1 percentage point, while the prior year rate included favorable discrete tax items, which reduced the rate 2 percentage points.

Income taxes were $259 for the first six months of 2020 and $274 for 2019, resulting in effective tax rates of 23 percent and 22 percent, respectively. The prior year rate included favorable discrete items, which reduced the rate 2 percentage points.

On March 27, 2020, the CARES Act (the "Act") was enacted in response to the COVID-19 pandemic, and among other things, provides tax relief to businesses. Tax provisions of the Act include the deferral of certain payroll taxes, relief for retaining employees, and other provisions. The Company is evaluating the impact of the Act and currently expects to benefit from the deferral of certain payroll taxes through the end of calendar year 2020.

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

The components of lease expense for the three and six months ended March 31, 2020 were as follows:

	Three Months Ended	Six Months Ended
	March 31, 2020

Operating lease expense	$53	106
Variable lease expense	$5	10

Short-term lease expense and sublease income were immaterial for the three and six months ended March 31, 2020. Cash paid for operating leases is classified within operating cash flows and was $101 for the six months ended March 31, 2020. Operating lease right-of-use asset additions were $123 for the six months ended March 31, 2020.

The following table summarizes the balances of the Company's operating lease right-of-use assets and operating lease liabilities as of March 31, 2020, the vast majority of which relates to offices and manufacturing facilities:

Mar 31, 2020
Right-of-use assets (Other assets)	$496
Current lease liabilities (Accrued expenses)	$148
Noncurrent lease liabilities (Other liabilities)	$353

The weighted-average remaining lease term for operating leases was 5.2 years and the weighted-average discount rate was 2.8 percent as of March 31, 2020.

Future maturities of operating lease liabilities as of March 31, 2020 are summarized below:

Mar 31, 2020
Remainder of 2020	$84
2021	132
2022	100
2023	73
2024	51
Thereafter	94
Total lease payments	534
Less: Interest	33
Total lease liabilities	$501

Lease commitments that have not yet commenced were immaterial as of March 31, 2020.

The future minimum annual rentals under noncancelable long-term leases as of September 30, 2019 were as follows: $159 in 2020, $112 in 2021, $82 in 2022, $57 in 2023, $38 in 2024 and $63 thereafter.

(10) OTHER FINANCIAL INFORMATION

	Sept 30, 2019	Mar 31, 2020
Inventories
Finished products	$578	641
Raw materials and work in process	1,302	1,417
Total	$1,880	2,058

Property, plant and equipment, net
Property, plant and equipment, at cost	$8,671	8,734
Less: Accumulated depreciation	5,029	5,181
Total	$3,642	3,553

Goodwill by business segment
Automation Solutions	$5,467	5,404

Climate Technologies	668	726
Tools & Home Products	401	390
Commercial & Residential Solutions	1,069	1,116

Total	$6,536	6,520

Other intangible assets
Gross carrying amount	$4,872	4,916
Less: Accumulated amortization	2,257	2,418
Net carrying amount	$2,615	2,498
Other intangible assets include customer relationships of $1,305 and $1,391 as of March 31, 2020 and September 30, 2019, respectively.

	Sept 30, 2019	Mar 31, 2020
Other assets include the following:
Operating lease right-of-use assets	$—	496
Pension assets	164	230
Asbestos-related insurance receivables	115	105
Deferred income taxes	97	83

Accrued expenses include the following:
Customer advances (contract liabilities)	$519	587
Employee compensation	606	512
Operating lease liabilities (current)	—	148
Product warranty	140	134

Other liabilities include the following:
Pension and postretirement liabilities	$775	770
Operating lease liabilities (noncurrent)	—	353
Deferred income taxes	327	339
Asbestos litigation	313	305

(11) FINANCIAL INSTRUMENTS

Following is a discussion regarding the Company’s use of financial instruments:
Hedging Activities – As of March 31, 2020, the notional amount of foreign currency hedge positions was approximately $2.2 billion, and commodity hedge contracts totaled approximately $122 (primarily 50 million pounds of copper and aluminum). All derivatives receiving hedge accounting are cash flow hedges. The majority of hedging gains and losses deferred as of March 31, 2020 are expected to be recognized over the next 12 months as the underlying forecasted transactions occur. Gains and losses on foreign currency derivatives reported in Other deductions, net reflect hedges of balance sheet exposures that do not receive hedge accounting.
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
The following gains and losses are included in earnings and other comprehensive income (OCI) for the three and six months ended March 31, 2020 and 2019:

		Into Earnings				Into OCI
		2nd Quarter		Six Months		2nd Quarter		Six Months
Gains (Losses)	Location	2019	2020	2019	2020	2019	2020	2019	2020
Commodity	Cost of sales	$(3)	(1)	(6)	(4)	10	(23)	3	(16)
Foreign currency	Sales	(1)	(1)	(3)	(3)	(1)	(8)	(2)	(5)
Foreign currency	Cost of sales	5	4	9	11	23	(66)	12	(49)
Foreign currency	Other deductions, net	29	13	40	21

Net Investment Hedges
Euro denominated debt						6	57	6	31
Total		$30	15	$40	25	38	(40)	19	(39)

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

Fair Value Measurement – Valuations for all derivatives and the Company's long-term debt fall within Level 2 of the GAAP valuation hierarchy. As of March 31, 2020, the fair value of long-term debt was $4.5 billion, which exceeded the carrying value by $280. The fair values of commodity and foreign currency contracts were reported in Other current assets and Accrued expenses and did not materially change since September 30, 2019.
Counterparties to derivatives arrangements are companies with investment-grade credit ratings. The Company has bilateral collateral arrangements with counterparties with credit rating-based posting thresholds that vary depending on the arrangement. If credit ratings on the Company's debt fall below pre-established levels, counterparties can require immediate full collateralization of all derivatives in net liability positions. The maximum amount that could potentially have been required was $53. The Company also can demand full collateralization of derivatives in net asset positions should any counterparty credit ratings fall below certain thresholds. No collateral was posted with counterparties and none was held by the Company as of March 31, 2020.

(12) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Activity in Accumulated other comprehensive income (loss) for the three and six months ended March 31, 2020 and 2019 is shown below, net of income taxes:

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2020	2019	2020
Foreign currency translation
Beginning balance	$(635)	(695)	(600)	(794)
Other comprehensive income (loss), net of tax of $(1), $(13), $(1) and $(7), respectively	87	(282)	52	(183)
Ending balance	(548)	(977)	(548)	(977)

Pension and postretirement
Beginning balance	(407)	(900)	(420)	(928)
Amortization of deferred actuarial losses into earnings, net of tax of $(4), $(8), $(8) and $(17), respectively	12	30	25	58
Ending balance	(395)	(870)	(395)	(870)

Cash flow hedges
Beginning balance	(10)	19	5	—
Deferral of gains (losses) arising during the period, net of tax of $(8), $23, $(3) and $17, respectively	24	(74)	10	(53)
Reclassification of realized (gains) losses to sales and cost of sales, net of tax of $0, $1, $0 and $1, respectively	1	(1)	—	(3)
Ending balance	15	(56)	15	(56)

Accumulated other comprehensive income (loss)	$(928)	(1,903)	(928)	(1,903)

(13) BUSINESS SEGMENTS

Summarized information about the Company's results of operations by business segment follows:

	Three Months Ended March 31,				Six Months Ended March 31,
	Sales		Earnings		Sales		Earnings
	2019	2020	2019	2020	2019	2020	2019	2020

Automation Solutions	$3,010	2,709	444	391	5,809	5,561	851	701

Climate Technologies	1,092	1,026	226	217	1,972	1,899	372	368
Tools & Home Products	469	432	102	89	927	862	193	175
Commercial & Residential Solutions	1,561	1,458	328	306	2,899	2,761	565	543

Stock compensation			(59)	38			(52)	(18)
Unallocated pension and postretirement costs			27	12			54	25
Corporate and other			(17)	(22)			(61)	(68)
Eliminations/Interest	(1)	(5)	(48)	(36)	9	(9)	(91)	(71)
Total	$4,570	4,162	675	689	8,717	8,313	1,266	1,112

The decrease in stock compensation expense reflects the decline in the Company's stock price in the current year.

Automation Solutions sales by major product offering are summarized below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2020	2019	2020

Measurement & Analytical Instrumentation	$927	816	1,785	1,646
Valves, Actuators & Regulators	937	854	1,811	1,767
Industrial Solutions	574	494	1,116	1,001
Process Control Systems & Solutions	572	545	1,097	1,147
Automation Solutions	$3,010	2,709	5,809	5,561

Depreciation and amortization (includes intellectual property, customer relationships and capitalized software) by business segment are summarized below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2020	2019	2020
Automation Solutions	$131	138	$260	277

Climate Technologies	45	45	90	89
Tools & Home Products	17	19	36	38
Commercial & Residential Solutions	62	64	126	127

Corporate and other	11	9	20	18
Total	$204	211	$406	422

Sales by geographic destination are summarized below:

	Three Months Ended March 31,
	2019			2020
	Automation Solutions	Commercial & Residential Solutions	Total	Automation Solutions	Commercial & Residential Solutions	Total

Americas	$1,523	1,082	2,605	1,346	1,037	2,383
Asia, Middle East & Africa	910	285	1,195	830	235	1,065
Europe	577	194	771	533	186	719
Total	$3,010	1,561	4,571	2,709	1,458	4,167

	Six Months Ended March 31,
	2019			2020
	Automation Solutions	Commercial & Residential Solutions	Total	Automation Solutions	Commercial & Residential Solutions	Total

Americas	$2,928	1,989	4,917	2,756	1,900	4,656
Asia, Middle East & Africa	1,751	550	2,301	1,726	512	2,238
Europe	1,130	360	1,490	1,079	349	1,428
Total	$5,809	2,899	8,708	5,561	2,761	8,322

Items 2 and 3.

Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The Company's results for the second quarter of fiscal 2020 were negatively impacted by the global outbreak and rapid spread of the novel coronavirus (COVID-19). The actions taken around the world to slow the spread of COVID-19 resulted in a rapid decline in demand which impacted most of the Company's end markets and geographies, particularly in China, the U.S. and Europe. In addition, the dramatic drop in the price of oil due to geopolitical tensions and a surge in global supply also negatively impacted results. These conditions accelerated into April and are expected to be more pronounced in the third quarter, especially in the U.S. Although these conditions are expected to negatively impact demand in many of our end markets for the remainder of the fiscal year, the Company has taken actions to protect its operating results and support its financial condition and liquidity. See the "Financial Condition", "Outlook" and "Part II - Other Information, Item 1A, Risk Factors" sections below for additional details.
Overall, net sales for the second quarter of fiscal 2020 were $4.2 billion, down 9 percent compared with the prior year, adversely affected by foreign currency translation which deducted 2 percent. Underlying sales, which exclude foreign currency translation, acquisitions and divestitures, were down 7 percent.
Net earnings common stockholders were $517 million, down 1 percent, and diluted earnings per share were $0.84, flat compared with the prior year. Operating results were negatively impacted by the effects of COVID-19 and lower oil prices ($0.12 per share), while restructuring costs reduced earnings by $0.05 per share. These results were largely offset by the net impact of lower stock compensation expense due to a declining share price and slightly higher pension costs ($0.11 per share) and favorable foreign currency transactions of $0.05 per share.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31

Following is an analysis of the Company’s operating results for the second quarter ended March 31, 2020, compared with the second quarter ended March 31, 2019.

	2019	2020	Change
(dollars in millions, except per share amounts)

Net sales	$4,570	4,162	(9)%
Gross profit	$1,925	1,750	(9)%
Percent of sales	42.1%	42.1%

SG&A	$1,145	983	(14)%
Percent of sales	25.0%	23.7%
Other deductions, net	$57	42
Interest expense, net	$48	36

Earnings before income taxes	$675	689	2%
Percent of sales	14.8%	16.6%
Net earnings common stockholders	$520	517	(1)%
Percent of sales	11.4%	12.4%

Diluted earnings per share	$0.84	0.84	—%

Net sales for the second quarter of fiscal 2020 were $4.2 billion, a decrease of $408 million, or 9 percent compared with 2019. Underlying sales were down 7 percent ($313 million) on lower volume. Foreign currency translation subtracted 2 percent ($81 million) and divestitures subtracted $14 million. Underlying sales were down 8 percent in the U.S. and 6 percent internationally. The Americas was down 8 percent, Europe was down 2 percent and Asia, Middle East & Africa was down 8 percent (China down 24 percent).

Cost of sales for the second quarter of fiscal 2020 were $2.4 billion, a decrease of $233 million compared with 2019, primarily due to lower volume and the impact of foreign currency translation. Gross margin of 42.1 percent was flat compared with prior year, reflecting deleverage on lower sales volume and unfavorable mix primarily within Automation Solutions, offset by favorable price-cost.
Selling, general and administrative (SG&A) expenses of $1.0 billion decreased $162 million compared with the prior year, primarily due to lower stock compensation expense of $97 million due to a declining share price and savings from cost reduction actions. SG&A as a percent of sales decreased 1.3 percentage points to 23.7 percent primarily due to a favorable impact on comparisons from the lower stock compensation expense of 2.1 percentage points and savings from cost reduction actions, partially offset by deleverage on the lower sales volume.
Other deductions, net were $42 million in 2020, a decrease of $15 million compared with the prior year, reflecting favorable impacts on comparisons from foreign currency transactions of $36 million and supplemental retirement plans of $16 million, partially offset by increased restructuring costs of $21 million and an unfavorable impact on comparisons from pensions of $16 million. See Note 6.
Pretax earnings of $689 million increased $14 million, or 2 percent compared with the prior year. Earnings decreased $53 million in Automation Solutions and $22 million in Commercial & Residential Solutions, while costs reported at corporate decreased $77 million. See the Business discussion that follows and Note 13.
Income taxes were $165 million for 2020 and $150 million for 2019, resulting in effective tax rates of 24 percent and 22 percent, respectively. The current year rate included unfavorable discrete items, which increased the rate 1 percentage point, while the prior year rate included favorable discrete tax items, which reduced the rate 2 percentage points.
On March 27, 2020, the CARES Act (the "Act") was enacted in response to the COVID-19 pandemic, and among other things, provides tax relief to businesses. Tax provisions of the Act include the deferral of certain payroll taxes, relief for retaining employees, and other provisions. The Company is evaluating the impact of the Act and currently expects to benefit from the deferral of certain payroll taxes through the end of calendar year 2020.
Net earnings common stockholders in the second quarter of fiscal 2020 were $517 million, down 1 percent, compared with $520 million in the prior year, and earnings per share were $0.84, or flat compared with the prior year. Operating results were negatively impacted by the effects of COVID-19 and lower oil prices ($0.12 per share), while restructuring costs reduced earnings by $0.05 per share. These results were largely offset by the net impact of lower stock compensation expense due to a declining share price and slightly higher pension costs ($0.11 per share) and favorable foreign currency transactions of $0.05 per share.
Business Segments
Following is an analysis of operating results for the Company’s business segments for the second quarter ended March 31, 2020, compared with the second quarter ended March 31, 2019. The Company defines segment earnings as earnings before interest and taxes. See Note 13 for a discussion of the Company's business segments.

AUTOMATION SOLUTIONS

Three Months Ended Mar 31	2019	2020	Change
(dollars in millions)

Sales	$3,010	2,709	(10)%
Earnings	$444	391	(12)%
Margin	14.8%	14.4%

Sales by Major Product Offering
Measurement & Analytical Instrumentation	$927	816	(12)%
Valves, Actuators & Regulators	937	854	(9)%
Industrial Solutions	574	494	(14)%
Process Control Systems & Solutions	572	545	(5)%
Total	$3,010	2,709	(10)%

Automation Solutions sales were $2.7 billion in the second quarter, a decrease of $301 million or 10 percent. Underlying sales decreased 8 percent ($238 million) on lower volume. Foreign currency translation had a 2 percent ($63 million) unfavorable impact. All businesses were negatively impacted by the effects of COVID-19 and lower oil prices. Sales for Measurement & Analytical Instrumentation decreased $111 million, or 12 percent, due to weakness in upstream oil and gas end markets, primarily in North America, and a sharp decline in China. Valves, Actuators & Regulators decreased $83 million, or 9 percent, reflecting slower demand in power, chemical and oil and gas end markets. Industrial Solutions sales decreased $80 million, or 14 percent, on weakness in global discrete end markets. Process Control Systems & Solutions decreased $27 million, or 5 percent, due to weakness in power end markets in China and process end markets in the U.S. Underlying sales decreased 11 percent in the Americas (U.S. down 12 percent) while Europe decreased 3 percent and Asia, Middle East & Africa decreased 6 percent (China down 21 percent). Earnings were $391 million, a decrease of $53 million, or 12 percent, primarily due to lower volume and higher restructuring expenses of $23 million, partially offset by a favorable impact on comparisons from foreign currency transactions of $31 million. Margin decreased 0.4 percentage points to 14.4 percent, reflecting a negative impact from restructuring expenses of 0.9 percentage points. Excluding the increased restructuring expense, margin improved due to savings from cost reduction actions which helped offset deleverage on the lower sales volume, while favorable foreign currency transactions of 1.1 percentage points were partially offset by unfavorable mix.

COMMERCIAL & RESIDENTIAL SOLUTIONS

Three Months Ended Mar 31	2019	2020	Change
(dollars in millions)

Sales:
Climate Technologies	$1,092	1,026	(6)%
Tools & Home Products	469	432	(8)%
Total	$1,561	1,458	(7)%

Earnings:
Climate Technologies	$226	217	(4)%
Tools & Home Products	102	89	(12)%
Total	$328	306	(7)%
Margin	21.0%	21.0%

Commercial & Residential Solutions sales were $1.5 billion in the second quarter, down $103 million, or 7 percent compared to the prior year. The divestiture of two small non-core businesses subtracted 1 percent ($10 million) and foreign currency translation subtracted 1 percent ($18 million). Underlying sales decreased 5 percent ($75 million) due to lower volume, reflecting weakening demand due to the effects of COVID-19, especially in China. Climate Technologies sales were $1.0 billion in the second quarter, a decrease of $66 million, or 6 percent. Air conditioning and heating sales were down moderately, reflecting a sharp decline in China due to the effects of COVID-19 and softness in North America. Cold chain sales were down moderately, driven by slower market conditions in Asia, Middle East & Africa and Europe, while North American markets grew slightly. Tools & Home Products sales were $432 million in the second quarter, a decrease of $37 million, or 8 percent. Global professional tools end markets softened further, while food waste disposers were down slightly and wet/dry vacuums were down high double-digits. Overall, underlying sales decreased 3 percent in the Americas (U.S. down 3 percent), while Europe decreased 1 percent and Asia, Middle East & Africa was down 15 percent (China down 33 percent). Earnings were $306 million, down 7 percent compared with the prior year, and margin was flat. Excluding a 0.4 percentage point impact from higher restructuring expense of $6 million, margin was up slightly as savings from cost reduction actions and favorable price-cost more than offset deleverage on the lower sales volume.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31

Following is an analysis of the Company’s operating results for the six months ended March 31, 2020, compared with the six months ended March 31, 2019.

	2019	2020	Change
(dollars in millions, except per share amounts)

Net sales	$8,717	8,313	(5)%
Gross profit	$3,686	3,509	(5)%
Percent of sales	42.3%	42.2%

SG&A	$2,222	2,106	(5)%
Percent of sales	25.5%	25.3%
Other deductions, net	$107	220
Interest expense, net	$91	71

Earnings before income taxes	$1,266	1,112	(12)%
Percent of sales	14.5%	13.4%
Net earnings common stockholders	$985	843	(14)%
Percent of sales	11.3%	10.1%

Diluted earnings per share	$1.58	1.37	(13)%

Net sales for the first six months of 2020 were $8.3 billion, a decrease of $404 million, or 5 percent compared with 2019. Underlying sales were down 4 percent ($302 million) on lower volume partially offset by slightly higher price. Acquisitions net of divestitures added $6 million and foreign currency translation subtracted 1 percent ($108 million). Underlying sales decreased 6 percent in the U.S. and 1 percent internationally. The Americas was down 5 percent, Europe was down 1 percent and Asia, Middle East & Africa was down 1 percent (China down 9 percent).

Cost of sales for 2020 were $4.8 billion, a decrease of $227 million versus $5.0 billion in 2019, primarily due to lower volume and the impact of foreign currency translation. Gross margin decreased 0.1 percentage points to 42.2 percent, reflecting deleverage on lower sales volume and unfavorable mix primarily within Automation Solutions, largely offset by favorable price-cost.

SG&A expenses of $2.1 billion decreased $116 million primarily due to savings from cost reduction actions and lower stock compensation expense of $34 million due to a declining share price. SG&A as a percent of sales decreased 0.2 percentage points to 25.3 percent due to a favorable impact on comparisons from the lower stock compensation expense of 0.4 percentage points and savings from cost reduction actions, partially offset by deleverage on the lower sales volume.

Other deductions, net were $220 million in 2020, an increase of $113 million compared with the prior year, reflecting increased restructuring costs of $108 million and an unfavorable impact on comparisons from pensions of $30 million, partially offset by a favorable impact on comparisons from foreign currency transactions of $22 million and lower litigation costs. See Note 6.

Pretax earnings of $1.1 billion decreased $154 million, or 12 percent. Earnings decreased $150 million in Automation Solutions and $22 million in Commercial & Residential Solutions. See Note 13 and the following Business Segments discussion.

Income taxes were $259 million for 2020 and $274 million for 2019, resulting in effective tax rates of 23 percent and 22 percent, respectively. The prior year rate included favorable discrete items, which reduced the rate 2 percentage points.

Net earnings common stockholders in 2020 were $843 million, down 14 percent compared with the prior year, and earnings per share were $1.37, down 13 percent compared with $1.58 in 2019. Earnings per share were negatively impacted by restructuring costs and special advisory fees of $0.19 per share, while the effects of COVID-19 and lower oil prices began to negatively impact earnings in the second quarter ($0.12 per share).

Business Segments
Following is an analysis of operating results for the Company’s business segments for the six months ended March 31, 2020, compared with the six months ended March 31, 2019. The Company defines segment earnings as earnings before interest and taxes.

AUTOMATION SOLUTIONS

Six Months Ended Mar 31	2019	2020	Change
(dollars in millions)
Sales	$5,809	5,561	(4)%
Earnings	$851	701	(18)%
Margin	14.7%	12.6%

Sales by Major Product Offering
Measurement & Analytical Instrumentation	$1,785	1,646	(8)%
Valves, Actuators & Regulators	1,811	1,767	(2)%
Industrial Solutions	1,116	1,001	(10)%
Process Control Systems & Solutions	1,097	1,147	5%
Total	$5,809	5,561	(4)%

Automation Solutions sales were $5.6 billion in the first six months of 2020, a decrease of $248 million, or 4 percent. Underlying sales decreased 4 percent ($211 million) on lower volume partially offset by slightly higher price. The Machine Automation Solutions acquisition added 1 percent ($47 million) and foreign currency translation had a 1 percent ($84 million) unfavorable impact. Sales for Measurement & Analytical Instrumentation decreased $139 million, or 8 percent, due to weakness in upstream oil and gas end markets, primarily in North America, and a sharp decline in China in the second quarter due to the effects of COVID-19. Valves, Actuators & Regulators decreased $44 million, or 2 percent, as favorable first quarter results were more than offset by weakness in the second quarter, reflecting slowing demand in power, chemical and oil and gas end markets. Industrial Solutions sales decreased $115 million, or 10 percent, on softness in global discrete end markets. Process Control Systems & Solutions increased $50 million, or 5 percent, due to the Machine Automation Solutions acquisition which added $47 million. Underlying sales decreased 6 percent in the Americas (U.S. down 7 percent) and 2 percent in Europe, while Asia, Middle East & Africa was flat (China down 7 percent). Earnings were $701 million, a decrease of $150 million, or 18 percent, primarily due to higher restructuring expenses of $100 million and lower volume, partially offset by a favorable impact on comparisons from foreign currency transactions of $16 million. Margin decreased 2.1 percentage points to 12.6 percent, reflecting a negative impact from restructuring expenses of 1.8 percentage points, deleverage on lower sales volume, and unfavorable mix. Savings from cost reduction actions and favorable foreign currency transactions of 0.2 percentage points partially offset the decrease.

COMMERCIAL & RESIDENTIAL SOLUTIONS

Six Months Ended Mar 31	2019	2020	Change
(dollars in millions)

Sales:
Climate Technologies	$1,972	1,899	(4)%
Tools & Home Products	927	862	(7)%
Total	$2,899	2,761	(5)%

Earnings:
Climate Technologies	$372	368	(1)%
Tools & Home Products	193	175	(9)%
Total	$565	543	(4)%
Margin	19.5%	19.7%

Commercial & Residential Solutions sales were $2.8 billion in the first six months of 2020, a decrease of $138 million, or 5 percent compared to the prior year. Underlying sales were down 3 percent ($90 million) on lower volume partially offset by slightly higher price. The divestiture of two small non-core businesses subtracted 1 percent ($24 million) and foreign currency translation subtracted 1 percent ($24 million). Climate Technologies sales were $1.9 billion in the first six months of 2020, a decrease of $73 million, or 4 percent. Air conditioning and heating sales were down moderately, reflecting a sharp decline in China due to the effects of COVID-19, while sales in the U.S. were down modestly. Global cold chain sales were down modestly on slower demand in Asia (particularly China) and Europe, while North America was essentially flat. Tools & Home Products sales were $862 million in the first six months of 2020, down $65 million, or 7 percent compared to the prior year, reflecting softness in global professional tools markets. Sales for wet/dry vacuums were essentially flat while food waste disposers were down slightly. Overall, underlying sales decreased 3 percent in the Americas (U.S. down 4 percent) while Europe was flat and Asia, Middle East & Africa decreased 5 percent (China down 13 percent). Earnings were $543 million, down 4 percent compared to the prior year, and margin increased 0.2 percentage points, as savings from cost reduction actions and favorable price-cost more than offset deleverage on the lower sales volume and higher restructuring expense of $11 million.

FINANCIAL CONDITION

Key elements of the Company's financial condition for the six months ended March 31, 2020 as compared to the year ended September 30, 2019 follow.

	Sept 30, 2019		Mar 31, 2020
Working capital (in millions)	$1,163		$92
Current ratio	1.2		1.0
Total debt-to-total capital	41.0%		50.6%
Net debt-to-net capital	33.9%		40.5%
Interest coverage ratio	15.2	X	14.4	X
Emerson maintains a conservative financial structure to provide the strength and flexibility necessary to achieve our strategic objectives and has been successful in efficiently deploying cash where needed worldwide to fund operations, complete acquisitions and sustain long-term growth. In the second quarter of fiscal 2020, the Company increased its short-term borrowings and cash holdings by over $1 billion compared to its planned holdings under normal conditions to support liquidity in response to the potential effects of COVID-19, resulting in an increase in the debt-to-capital ratios. The Company has also taken actions to conservatively manage its cash through planned reductions in capital expenditures for fiscal 2020 and by suspending its share repurchases for the remainder of the fiscal year. No changes have been made to the dividend plan for the year. The Company's long-term debt ratings, which are A2 by Moody's Investors Service and A by Standard and Poor's, remain unchanged. The Company currently believes that sufficient funds will be available to meet its needs for the foreseeable future through operating cash flow, existing resources, short- and long-term debt capacity, or its $3.5 billion revolving backup credit facility under which it has not incurred any borrowings. Depending on market conditions, the Company may issue additional long-term debt in the near future to further manage its liquidity and balance sheet. However, the Company could be adversely affected if credit market conditions deteriorate or customers, suppliers and financial institutions are unable to meet their commitments to the

Company. Emerson is in a strong financial position, with total assets of $22 billion and stockholders' equity of $7.5 billion, and has the resources available for reinvestment in existing businesses, strategic acquisitions and managing its capital structure on a short- and long-term basis.
The Company's working capital declined approximately $350 million compared to the same quarter last year, reflecting lower business levels. The interest coverage ratio (earnings before income taxes plus interest expense, divided by interest expense) of 14.4X for the first six months of fiscal 2020 compares to 13.3X for the six months ended March 31, 2019. The increase reflects lower interest expense in the current year, partially offset by lower pretax earnings.

Operating cash flow for the first six months of fiscal 2020 was $1.0 billion, an increase of $156 million compared with $856 million in the prior year, as operating working capital declined due to lower business levels, partially offset by lower earnings. Free cash flow of $787 million in the first six months of fiscal 2020 (operating cash flow of $1.0 billion less capital expenditures of $225 million) increased $205 million compared to free cash flow of $582 million in 2019 (operating cash flow of $856 million less capital expenditures of $274 million), reflecting the increase in operating cash flow and lower capital investment.

FISCAL 2020 OUTLOOK

Emerson's top priority is the safety and health of its employees, customers, and communities around the world. The Company has implemented recommended policies and practices to protect its workforce so they can safely and effectively carry out their vital work. Employees who are able to work remotely are doing so. The Company is following guidelines from global health experts and has taken stringent steps to protect its employees going to work in facilities that manufacture critical technologies and equipment. The Company's employees and facilities have a key role in the effort to both combat the COVID-19 crisis and to keep essential infrastructure and industries operating, including life sciences and medical, water, food and beverage, chemical, energy, and power generation. While some operating sites remain below full capacity and we have experienced some disruptions in our supply chain, the majority of our sites are operating. Further, the Company is prioritizing the production of materials and solutions needed on the front lines of the pandemic battle, including solutions used in the manufacturing of respirators, masks and other safety equipment.

The outlook discussed herein reflects the changing demand environment associated with COVID-19 and the concurrent unfolding energy market dynamics. The guidance assumes, among other items, continued significant demand deterioration for the remainder of the fiscal year, particularly in the third quarter, with demand remaining negative through the first half of 2021. The decline in demand is expected to be particularly pronounced in the U.S., with a longer recovery period compared to Europe and Asia, Middle East & Africa. The outlook also assumes oil prices stabilize in the $20 to $30 range for the same time period. However, future developments such as a longer duration than assumed or a rebound in the spread of COVID-19, further actions taken by governmental authorities, including potential shutdowns of our operations, or delays in the stabilization and recovery of economic conditions could further adversely affect our operations and financial results, as well as those of our customers and suppliers. See "Part II - Other Information, Item 1A, Risk Factors."

Consolidated fiscal 2020 net sales are expected to be down 9 to 11 percent, with underlying sales down 7 to 9 percent excluding a 2 percent unfavorable impact from foreign currency translation. Automation Solutions net sales are expected to be down 8 to 10 percent, with underlying sales down 6 to 8 percent excluding a 2 percent unfavorable impact from foreign currency translation. The midpoint of this outlook assumes a reduction of backlog of approximately $300 million by the end of the fiscal year. Commercial & Residential Solutions net sales are expected to be down 11 to 13 percent, with underlying sales down 9 to 11 percent excluding an impact from divestitures of 1 percent and unfavorable foreign currency translation of 1 percent. Earnings per share are expected to be $2.62 to $2.82, while adjusted earnings per share, which exclude a $0.38 per share impact from restructuring actions and related costs for the year, are expected to be $3.00 to $3.20. Operating cash flow is expected to be approximately $2.75 billion and free cash flow, which excludes targeted capital spending of $550 million, is expected to be approximately $2.2 billion. The Company's share repurchases for the six months ended March 31, 2020 were $942 million and additional repurchases have been suspended for the remainder of the fiscal year. The Company has made no changes to its dividend plan for fiscal 2020.

Statements in this report that are not strictly historical may be "forward-looking" statements, which involve risks and uncertainties, and Emerson undertakes no obligation to update any such statements to reflect later developments. These risks and uncertainties include the scope, duration and ultimate impact of the COVID-19 pandemic, as well as economic and currency conditions, market demand, including related to the pandemic and oil and gas price declines and volatility, pricing, protection of intellectual property, cybersecurity, tariffs, competitive and technological factors, among others, which are set forth in the “Risk Factors” of Part I, Item 1A, and the "Safe Harbor Statement" of Part II, Item 7, to the Company's Annual Report on Form 10-K for the year ended September 30, 2019, "Risk Factors" of Part II - Other Information, Item 1A of the Company's Quarterly Report on Form 10-Q for the three-month period ended March 31, 2020, and in subsequent reports filed with the SEC, which are hereby incorporated by reference.

The United Kingdom's (UK) withdrawal from the European Union (EU), commonly known as "Brexit", was completed on January 31, 2020. The UK is now in a transition period and has begun negotiating the terms of a trade agreement and other laws and regulations with the EU. The Company's net sales in the UK are principally in the Automation Solutions segment and represent less than two percent of consolidated sales. Sales of products manufactured in the UK and sold within the EU are immaterial. The Company is evaluating several potential outcomes of the UK's negotiations with the EU and believes the direct cost of incremental tariffs, logistics and other items would be immaterial.

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

PART II. OTHER INFORMATION
Item 1A. Risk Factors

The following risk factor supplements the “Risk Factors” section in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 (our “Form 10-K). The following risk factor disclosure should be read in conjunction with the other risk factors set out in our Form 10-K.

The Recent Coronavirus (COVID-19) Outbreak Has Adversely Impacted our Business and Could in the Future Have a Material Adverse Impact on our Business, Results of Operation, Financial Condition and Liquidity, the Nature and Extent of Which is Highly Uncertain

The global outbreak of the coronavirus (COVID-19) has significantly increased economic, demand and operational uncertainty. We have global operations, customers and suppliers, including in countries most impacted by COVID-19. Authorities around the world have taken a variety of measures to slow the spread of COVID-19, including travel bans or restrictions, increased border controls or closures, quarantines, shelter-in-place orders and business shutdowns and such authorities may impose additional restrictions. We have also taken actions to protect our employees and to mitigate the spread of COVID-19, including embracing guidelines set by the World Health Organization and the Centers for Disease Control and Prevention on social distancing, good hygiene, restrictions on employee travel and in-person meetings, and changes to employee work arrangements including remote work arrangements where feasible. The actions taken around the world to slow the spread of COVID-19 have also impacted our customers and suppliers, and future developments could cause further disruptions to Emerson due to the interconnected nature of our business relationships.

The impact of COVID-19 on the global economy and our customers, as well as recent volatility in commodity markets (including oil prices), has negatively impacted demand for our products and could continue to do so in the future. Its effects could also result in further disruptions to our manufacturing operations, including higher rates of employee absenteeism, and supply chain, which could continue to negatively impact our ability to meet customer demand. Additionally, the potential deterioration and volatility of credit and financial markets could limit our ability to obtain external financing. The extent to which COVID-19 will impact our business, results of operations, financial condition or liquidity is highly uncertain and will depend on future developments, including the spread and duration of the virus, potential actions taken by governmental authorities, and how quickly economic conditions stabilize and recover.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities (shares in 000s).

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2020	—	$0.00	—	19,984
February 2020	3,842	$68.80	3,842	16,142
March 2020	10,615	$51.68	10,615	65,527
Total	14,457	$56.23	14,457	65,527
In November 2015, the Board of Directors authorized the purchase of up to 70 million shares. In March 2020, the Board of Directors authorized the purchase of an additional 60 million shares and a total of approximately 65.5 million shares remain available.

Item 6. Exhibits

(a) Exhibits (Listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

10.1	First Amendment to the Emerson Electric Co. Savings Investment Restoration Plan II.

10.2	Second Amendment to the Emerson Electric Co. Savings Investment Restoration Plan.

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

101	Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the three and six months ended March 31, 2020 and 2019, (ii) Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2020 and 2019, (iii) Consolidated Balance Sheets as of September 30, 2019 and March 31, 2020, (iv) Consolidated Statements of Equity for the three and six months ended March 31, 2020 and 2019, (v) Consolidated Statements of Cash Flows for the six months ended March 31, 2020 and 2019, and (vi) Notes to Consolidated Financial Statements for the three and six months ended March 31, 2020 and 2019.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMERSON ELECTRIC CO.

By	/s/ Frank J. Dellaquila
Frank J. Dellaquila
Senior Executive Vice President and Chief Financial Officer
(on behalf of the registrant and as Chief Financial Officer)
April 24, 2020