Form 10-Q
period 2020-06-30
EMERSON ELECTRIC CO
filed 2020-08-05
CIK 32604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common stock of $0.50 par value per share outstanding at July 31, 2020: 597,591,921 shares.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Consolidated Statements of Earnings
EMERSON ELECTRIC CO. & SUBSIDIARIES

Three and nine months ended June 30, 2019 and 2020
(Dollars in millions, except per share amounts; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2020	2019	2020
Net sales	$4,684	3,914	13,401	12,227

Costs and expenses:
Cost of sales	2,683	2,296	7,714	7,100
Selling, general and administrative expenses	1,126	934	3,348	3,040
Other deductions, net	65	181	172	401
Interest expense (net of interest income of $7, $4, $19 and $16, respectively)	43	45	134	116

Earnings before income taxes	767	458	2,033	1,570

Income taxes	155	51	429	310

Net earnings	612	407	1,604	1,260

Less: Noncontrolling interests in earnings of subsidiaries	8	8	15	18

Net earnings common stockholders	$604	399	1,589	1,242

Basic earnings per share common stockholders	$0.98	0.67	2.57	2.05

Diluted earnings per share common stockholders	$0.97	0.67	2.55	2.04

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
EMERSON ELECTRIC CO. & SUBSIDIARIES

Three and nine months ended June 30, 2019 and 2020
(Dollars in millions; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2020	2019	2020
Net earnings	$612	407	1,604	1,260

Other comprehensive income (loss), net of tax:
Foreign currency translation	(93)	134	(40)	(48)
Pension and postretirement	13	29	38	87
Cash flow hedges	(8)	40	2	(16)
Total other comprehensive income (loss)	(88)	203	—	23

Comprehensive income	524	610	1,604	1,283

Less: Noncontrolling interests in comprehensive income of subsidiaries	8	7	16	18
Comprehensive income common stockholders	$516	603	1,588	1,265

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
EMERSON ELECTRIC CO. & SUBSIDIARIES

(Dollars and shares in millions, except per share amounts; unaudited)

	Sept 30, 2019	June 30, 2020
ASSETS
Current assets
Cash and equivalents	$1,494	2,450
Receivables, less allowances of $112 and $109, respectively	2,985	2,512
Inventories	1,880	2,102
Other current assets	780	815
Total current assets	7,139	7,879

Property, plant and equipment, net	3,642	3,565
Other assets
Goodwill	6,536	6,624
Other intangible assets	2,615	2,488
Other	565	1,174
Total other assets	9,716	10,286
Total assets	$20,497	21,730

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current maturities of long-term debt	$1,444	1,725
Accounts payable	1,874	1,426
Accrued expenses	2,658	2,834
Total current liabilities	5,976	5,985

Long-term debt	4,277	5,500

Other liabilities	1,971	2,367

Equity
Common stock, $0.50 par value; authorized, 1,200.0 shares; issued, 953.4 shares; outstanding, 611.0 shares and 597.6 shares, respectively	477	477
Additional paid-in-capital	393	459
Retained earnings	24,199	24,531
Accumulated other comprehensive income (loss)	(1,722)	(1,699)
Cost of common stock in treasury, 342.4 shares and 355.8 shares, respectively	(15,114)	(15,937)
Common stockholders’ equity	8,233	7,831
Noncontrolling interests in subsidiaries	40	47
Total equity	8,273	7,878
Total liabilities and equity	$20,497	21,730

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Equity
EMERSON ELECTRIC CO. & SUBSIDIARIES

Three and nine months ended June 30, 2019 and 2020
(Dollars in millions; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2020	2019	2020

Common stock	$477	477	477	477

Additional paid-in-capital
Beginning balance	380	453	348	393
Stock plans	7	6	39	66
Ending balance	387	459	387	459

Retained earnings
Beginning balance	23,475	24,431	23,072	24,199
Net earnings common stockholders	604	399	1,589	1,242
Dividends paid (per share: $0.49, $0.50, $1.47, and $1.50, respectively)	(302)	(299)	(909)	(910)
Adoption of accounting standard updates	—	—	25	—
Ending balance	23,777	24,531	23,777	24,531

Accumulated other comprehensive income (loss)
Beginning balance	(928)	(1,903)	(1,015)	(1,722)
Foreign currency translation	(93)	135	(41)	(48)
Pension and postretirement	13	29	38	87
Cash flow hedges	(8)	40	2	(16)
Ending balance	(1,016)	(1,699)	(1,016)	(1,699)

Treasury stock
Beginning balance	(14,878)	(15,941)	(13,935)	(15,114)
Purchases	—	—	(1,000)	(942)
Issued under stock plans	8	4	65	119
Ending balance	(14,870)	(15,937)	(14,870)	(15,937)

Common stockholders' equity	8,755	7,831	8,755	7,831

Noncontrolling interests in subsidiaries
Beginning balance	46	46	43	40
Net earnings	8	8	15	18
Other comprehensive income	—	(1)	1	—
Dividends paid	(5)	(6)	(10)	(11)
Ending balance	49	47	49	47

Total equity	$8,804	7,878	8,804	7,878

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
EMERSON ELECTRIC CO. & SUBSIDIARIES

Nine Months Ended June 30, 2019 and 2020
(Dollars in millions; unaudited)

	Nine Months Ended
	June 30,
	2019	2020
Operating activities
Net earnings	$1,604	1,260
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	609	631
Stock compensation	83	69
Pension expense	(1)	50
Changes in operating working capital	(352)	(86)
Other, net	(141)	(70)
Cash provided by operating activities	1,802	1,854

Investing activities
Capital expenditures	(395)	(329)
Purchases of businesses, net of cash and equivalents acquired	(385)	(114)
Divestitures of businesses	10	—
Other, net	(91)	(65)
Cash used in investing activities	(861)	(508)

Financing activities
Net increase in short-term borrowings	427	269
Proceeds from short-term borrowings greater than three months	—	546
Payments of short-term borrowings greater than three months	—	(340)
Proceeds from long-term debt	1,691	1,488
Payments of long-term debt	(655)	(502)
Dividends paid	(909)	(910)
Purchases of common stock	(1,000)	(942)
Other, net	21	28
Cash used in financing activities	(425)	(363)

Effect of exchange rate changes on cash and equivalents	(6)	(27)
Increase in cash and equivalents	510	956
Beginning cash and equivalents	1,093	1,494
Ending cash and equivalents	$1,603	2,450

Changes in operating working capital
Receivables	$178	456
Inventories	(217)	(218)
Other current assets	(74)	40
Accounts payable	(156)	(439)
Accrued expenses	(83)	75
Total changes in operating working capital	$(352)	(86)

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

On October 1, 2019, the Company adopted ASC 842, Leases, which requires rights and obligations related to lease arrangements to be recognized on the balance sheet, using the optional transition method under which prior periods were not adjusted. The Company elected the package of practical expedients for leases that commenced prior to the adoption date, which included carrying forward the historical lease classification as operating or finance. The adoption of ASC 842 resulted in the recognition of operating lease right-of-use assets and related lease liabilities of approximately $500 as of October 1, 2019, but did not materially impact the Company's earnings or cash flows for the three and nine months ended June 30, 2020.

On October 1, 2019, the Company adopted updates to ASC 815, Derivatives and Hedging, which permit hedging certain contractually specified risk components. Additionally, the updates eliminate the requirement to separately measure and report hedge ineffectiveness and simplify hedge documentation and effectiveness assessment requirements. These updates were adopted using a modified retrospective approach and were immaterial to the Company's financial statements for the three and nine months ended June 30, 2020.

In June 2016, the FASB issued ASC 326, Financial Instruments - Credit Losses, which amends the impairment model by requiring entities to use a forward-looking approach, based on expected losses, to estimate credit losses on certain types of financial instruments, including trade receivables. The new standard is effective in the first quarter of fiscal 2021 and is expected to have an immaterial impact on the Company's financial statements.

(2) REVENUE RECOGNITION

Emerson is a global manufacturer that combines technology and engineering to provide innovative solutions to its customers, largely in the form of tangible products. The vast majority of the Company's revenues relate to a broad offering of manufactured products which are recognized at the point in time when control transfers, while a smaller portion is recognized over time or relates to sales arrangements with multiple performance obligations. See Note 14 for additional information about the Company's revenues.

The following table summarizes the balances of the Company's unbilled receivables (contract assets), which are reported in Other current assets, and its customer advances (contract liabilities), which are reported in Accrued expenses.

	Sept 30, 2019	June 30, 2020
Unbilled receivables (contract assets)	$456	409
Customer advances (contract liabilities)	(519)	(613)
Net contract liabilities	$(63)	(204)

The majority of the Company's contract balances relate to arrangements where revenue is recognized over time and payments from customers are made according to a contractual billing schedule. The increase in net contract liabilities was due to customer billings which exceeded revenue recognized for performance completed during the period. Revenue recognized for the three and nine months ended June 30, 2020 included approximately $37 and $363, respectively, that was included in the beginning contract liability balance. Other factors that impacted the change in net contract liabilities were immaterial. Revenue recognized for the nine months ended June 30, 2020 for performance obligations that were satisfied in previous periods, including cumulative catchup adjustments on the Company's long-term contracts, was not material.

As of June 30, 2020, the Company's backlog relating to unsatisfied (or partially unsatisfied) performance obligations in contracts with its customers was approximately $5.6 billion. The Company expects to recognize approximately 85 percent of its remaining performance obligations as revenue over the next 12 months, with the remainder substantially over the subsequent two years thereafter.

(3) WEIGHTED-AVERAGE COMMON SHARES

Reconciliations of weighted-average shares for basic and diluted earnings per common share follow. Earnings allocated to participating securities were inconsequential.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2020	2019	2020

Basic shares outstanding	614.3	596.9	617.4	604.8
Dilutive shares	4.7	3.1	4.2	3.6
Diluted shares outstanding	619.0	600.0	621.6	608.4

(4) ACQUISITIONS AND DIVESTITURES

During the first nine months of 2020, the Company's acquisition spending totaled $114, net of cash acquired.

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

Valuations of certain acquired assets and liabilities are in-process and subject to refinement for transactions completed after June 30, 2019.

(5) PENSION & POSTRETIREMENT PLANS

Total periodic pension and postretirement (income) expense is summarized below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2020	2019	2020
Service cost	$18	21	54	65
Interest cost	49	40	149	120
Expected return on plan assets	(88)	(84)	(264)	(252)
Net amortization	17	38	50	113
Total	$(4)	15	(11)	46

(6) OTHER DEDUCTIONS, NET

Other deductions, net are summarized below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2020	2019	2020

Amortization of intangibles (intellectual property and customer relationships)	$60	60	177	178
Restructuring costs	20	88	40	216
Special advisory fees	—	—	—	13
Other	(15)	33	(45)	(6)
Total	$65	181	172	401

In the third quarter of fiscal 2020, the change in Other included unfavorable impacts from foreign currency transactions of $25 and pensions of $16. On a year-to-date basis, the change in Other reflects an unfavorable impact from pensions of $46, partially offset by lower litigation costs.

(7) RESTRUCTURING COSTS

Restructuring expense reflects costs associated with the Company’s ongoing efforts to improve operational efficiency and deploy assets globally in order to remain competitive on a worldwide basis. The costs incurred in the first nine months of fiscal 2020 largely relate to the Company's initiatives to improve operating margins that began in the third quarter of fiscal 2019 and include workforce reductions of approximately 3,300 employees. The Company expects fiscal 2020 restructuring expense and related costs to be approximately $300, an increase of $20 compared to its previous estimate, including costs to complete actions initiated in the first nine months of the year.

Restructuring expense by business segment follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2020	2019	2020

Automation Solutions	$15	76	26	182

Climate Technologies	4	5	8	14
Tools & Home Products	1	4	5	12
Commercial & Residential Solutions	5	9	13	26

Corporate	—	3	1	8

Total	$20	88	40	216

Details of the change in the liability for restructuring costs during the nine months ended June 30, 2020 follow:

	Sept 30, 2019	Expense	Utilized/Paid	June 30, 2020

Severance and benefits	$62	184	92	154
Other	7	32	34	5
Total	$69	216	126	159

The tables above do not include $6 and $15 of costs related to these restructuring actions incurred in the three and nine months ended June 30, 2020, respectively, that are required to be reported in cost of sales.

(8) INCOME TAXES

Income taxes were $51 in the third quarter of fiscal 2020 and $155 in 2019, resulting in effective tax rates of 11 percent and 20 percent, respectively. The current year rate included $57 ($0.10 per share) of discrete benefits, which decreased the rate 12 percentage points, related to updates to estimates for the prior year U.S. income tax return and the impact of a research and development tax credit study. The prior year rate included favorable discrete tax items, which reduced the rate 3 percentage points, largely due to a tax benefit of $21 ($0.03 per share) from restructuring a foreign subsidiary.

Income taxes were $310 for the first nine months of 2020 and $429 for 2019, resulting in effective tax rates of 20 percent and 21 percent, respectively. The current year and prior year rates included favorable discrete items, including the items discussed above, which reduced both years' rates approximately 3 percentage points.

On March 27, 2020, the CARES Act (the "Act") was enacted in response to the COVID-19 pandemic, and among other things, provides tax relief to businesses. Tax provisions of the Act include the deferral of certain payroll taxes, relief for retaining employees, and other provisions. The Company expects to defer $75 of certain payroll taxes through the end of calendar year 2020.

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

The components of lease expense for the three and nine months ended June 30, 2020 were as follows:

	Three Months Ended	Nine Months Ended
	June 30, 2020

Operating lease expense	$50	156
Variable lease expense	$4	14

Short-term lease expense and sublease income were immaterial for the three and nine months ended June 30, 2020. Cash paid for operating leases is classified within operating cash flows and was $155 for the nine months ended June 30, 2020. Operating lease right-of-use asset additions were $172 for the nine months ended June 30, 2020.

The following table summarizes the balances of the Company's operating lease right-of-use assets and operating lease liabilities as of June 30, 2020, the vast majority of which relates to offices and manufacturing facilities:

June 30, 2020
Right-of-use assets (Other assets)	$500
Current lease liabilities (Accrued expenses)	$149
Noncurrent lease liabilities (Other liabilities)	$359

The weighted-average remaining lease term for operating leases was 5.2 years and the weighted-average discount rate was 3.0 percent as of June 30, 2020.

Future maturities of operating lease liabilities as of June 30, 2020 are summarized below:

June 30, 2020
Remainder of 2020	$44
2021	143
2022	110
2023	83
2024	58
Thereafter	115
Total lease payments	553
Less: Interest	45
Total lease liabilities	$508

Lease commitments that have not yet commenced were immaterial as of June 30, 2020.

The future minimum annual rentals under noncancelable long-term leases as of September 30, 2019 were as follows: $159 in 2020, $112 in 2021, $82 in 2022, $57 in 2023, $38 in 2024 and $63 thereafter.

(10) OTHER FINANCIAL INFORMATION

	Sept 30, 2019	June 30, 2020
Inventories
Finished products	$578	624
Raw materials and work in process	1,302	1,478
Total	$1,880	2,102

Property, plant and equipment, net
Property, plant and equipment, at cost	$8,671	8,835
Less: Accumulated depreciation	5,029	5,270
Total	$3,642	3,565

Goodwill by business segment
Automation Solutions	$5,467	5,492

Climate Technologies	668	727
Tools & Home Products	401	405
Commercial & Residential Solutions	1,069	1,132

Total	$6,536	6,624

	Sept 30, 2019	June 30, 2020
Other intangible assets
Gross carrying amount	$4,872	5,019
Less: Accumulated amortization	2,257	2,531
Net carrying amount	$2,615	2,488
Other intangible assets include customer relationships, net of $1,391 and $1,298 as of September 30, 2019 and June 30, 2020, respectively.

Other assets include the following:
Operating lease right-of-use assets	$—	500
Pension assets	164	294
Asbestos-related insurance receivables	115	102
Deferred income taxes	97	96

Accrued expenses include the following:
Customer advances (contract liabilities)	$519	613
Employee compensation	606	570
Operating lease liabilities (current)	—	149
Product warranty	140	138

Other liabilities include the following:
Pension and postretirement liabilities	$775	781
Operating lease liabilities (noncurrent)	—	359
Deferred income taxes	327	361
Asbestos litigation	313	302

(11) LONG-TERM DEBT

In April 2020, the Company issued $500 of 1.8% notes due October 2027, $500 of 1.95% notes due October 2030 and $500 of 2.75% notes due October 2050.

(12) FINANCIAL INSTRUMENTS

Following is a discussion regarding the Company’s use of financial instruments:
Hedging Activities – As of June 30, 2020, the notional amount of foreign currency hedge positions was approximately $2.2 billion, and commodity hedge contracts totaled approximately $96 (primarily 39 million pounds of copper and aluminum). All derivatives receiving hedge accounting are cash flow hedges. The majority of hedging gains and losses deferred as of June 30, 2020 are expected to be recognized over the next 12 months as the underlying forecasted transactions occur. Gains and losses on foreign currency derivatives reported in Other deductions, net reflect hedges of balance sheet exposures that do not receive hedge accounting.
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

The following gains and losses are included in earnings and other comprehensive income (OCI) for the three and nine months ended June 30, 2020 and 2019:

		Into Earnings				Into OCI
		3rd Quarter		Nine Months		3rd Quarter		Nine Months
Gains (Losses)	Location	2019	2020	2019	2020	2019	2020	2019	2020
Commodity	Cost of sales	$(2)	(4)	(8)	(8)	(8)	17	(5)	1
Foreign currency	Sales	(2)	(2)	(5)	(5)	(3)	6	(5)	1
Foreign currency	Cost of sales	6	(3)	15	8	3	21	15	(28)
Foreign currency	Other deductions, net	3	(26)	43	(5)

Net Investment Hedges
Euro denominated debt						6	(72)	12	(41)
Total		$5	(35)	45	(10)	(2)	(28)	17	(67)

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

Fair Value Measurement – Valuations for all derivatives and the Company's long-term debt fall within Level 2 of the GAAP valuation hierarchy. As of June 30, 2020, the fair value of long-term debt was $6.4 billion, which exceeded the carrying value by $596. The fair values of commodity and foreign currency contracts were reported in Other current assets and Accrued expenses and did not materially change since September 30, 2019.
Counterparties to derivatives arrangements are companies with investment-grade credit ratings. The Company has bilateral collateral arrangements with counterparties with credit rating-based posting thresholds that vary depending on the arrangement. If credit ratings on the Company's debt fall below pre-established levels, counterparties can require immediate full collateralization of all derivatives in net liability positions. The maximum amount that could potentially have been required was $11. The Company also can demand full collateralization of derivatives in net asset positions should any counterparty credit ratings fall below certain thresholds. No collateral was posted with counterparties and none was held by the Company as of June 30, 2020.

(13) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Activity in Accumulated other comprehensive income (loss) for the three and nine months ended June 30, 2020 and 2019 is shown below, net of income taxes:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2020	2019	2020
Foreign currency translation
Beginning balance	$(548)	(977)	(600)	(794)
Other comprehensive income (loss), net of tax of $(2), $17, $(3) and $10, respectively	(93)	135	(41)	(48)
Ending balance	(641)	(842)	(641)	(842)

Pension and postretirement
Beginning balance	(395)	(870)	(420)	(928)
Amortization of deferred actuarial losses into earnings, net of tax of $(4), $(9), $(12) and $(26), respectively	13	29	38	87
Ending balance	(382)	(841)	(382)	(841)

Cash flow hedges
Beginning balance	15	(56)	5	—
Deferral of gains (losses) arising during the period, net of tax of $2, $(11), $(1) and $6, respectively	(6)	33	4	(20)
Reclassification of realized (gains) losses to sales and cost of sales, net of tax of $0, $(2), $0 and $(1), respectively	(2)	7	(2)	4
Ending balance	7	(16)	7	(16)

Accumulated other comprehensive income (loss)	$(1,016)	(1,699)	(1,016)	(1,699)

(14) BUSINESS SEGMENTS

Summarized information about the Company's results of operations by business segment follows:

	Three Months Ended June 30,				Nine Months Ended June 30,
	Sales		Earnings		Sales		Earnings
	2019	2020	2019	2020	2019	2020	2019	2020

Automation Solutions	$3,025	2,589	477	311	8,834	8,150	1,328	1,012

Climate Technologies	1,199	970	278	195	3,171	2,869	650	563
Tools & Home Products	463	357	93	58	1,390	1,219	286	233
Commercial & Residential Solutions	1,662	1,327	371	253	4,561	4,088	936	796

Stock compensation			(31)	(51)			(83)	(69)
Unallocated pension and postretirement costs			27	12			81	37
Corporate and other			(34)	(22)			(95)	(90)
Eliminations/Interest	(3)	(2)	(43)	(45)	6	(11)	(134)	(116)
Total	$4,684	3,914	767	458	13,401	12,227	2,033	1,570

The increase in stock compensation expense for the three months ended June 30, 2020 was due to an increase in the Company's stock price.

Automation Solutions sales by major product offering are summarized below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2020	2019	2020

Measurement & Analytical Instrumentation	$945	735	2,730	2,381
Valves, Actuators & Regulators	941	842	2,752	2,609
Industrial Solutions	548	469	1,664	1,470
Process Control Systems & Solutions	591	543	1,688	1,690
Automation Solutions	$3,025	2,589	8,834	8,150

Depreciation and amortization (includes intellectual property, customer relationships and capitalized software) by business segment are summarized below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2020	2019	2020
Automation Solutions	$133	137	393	414

Climate Technologies	42	44	132	133
Tools & Home Products	18	20	54	58
Commercial & Residential Solutions	60	64	186	191

Corporate and other	10	8	30	26
Total	$203	209	609	631

Sales by geographic destination are summarized below:

	Three Months Ended June 30,
	2019			2020
	Automation Solutions	Commercial & Residential Solutions	Total	Automation Solutions	Commercial & Residential Solutions	Total

Americas	$1,448	1,164	2,612	1,159	915	2,074
Asia, Middle East & Africa	970	313	1,283	893	253	1,146
Europe	607	185	792	537	159	696
Total	$3,025	1,662	4,687	2,589	1,327	3,916

	Nine Months Ended June 30,
	2019			2020
	Automation Solutions	Commercial & Residential Solutions	Total	Automation Solutions	Commercial & Residential Solutions	Total

Americas	$4,376	3,153	7,529	3,915	2,815	6,730
Asia, Middle East & Africa	2,721	863	3,584	2,619	765	3,384
Europe	1,737	545	2,282	1,616	508	2,124
Total	$8,834	4,561	13,395	8,150	4,088	12,238

Items 2 and 3.

Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

The Company's results for the third quarter of fiscal 2020 were negatively impacted by the global outbreak and rapid spread of the novel coronavirus (COVID-19). The outbreak began in the Company's second fiscal quarter and as expected, resulted in a rapid decline in demand which impacted most of the Company's end markets and geographies in the third quarter, particularly in North America. These conditions are expected to negatively impact many of our end markets for the remainder of the fiscal year, but demand has stabilized and the Company has taken actions to protect its operating results and support its financial condition and liquidity. See the "Financial Condition", "Outlook" and "Part II - Other Information, Item 1A, Risk Factors" sections below for additional details.
For the third quarter of fiscal 2020, consolidated net sales were $3.9 billion, down 16 percent compared with the prior year, adversely affected by foreign currency translation which deducted 1 percent. Underlying sales, which exclude foreign currency translation, acquisitions and divestitures, were down 15 percent.
Net earnings common stockholders were $399 million, down 34 percent, and diluted earnings per share were $0.67, down 31 percent compared with $0.97 in the prior year. Operating results declined $0.20 per share, reflecting the sharp decline in sales volume from the negative effects of COVID-19 and general decline in economic activity. Higher stock compensation (due to an increase in the Company's stock price) and pension expense of $0.05 per share and unfavorable foreign currency transactions of $0.04 per share also contributed to the decline. Discrete tax benefits ($0.10 per share) and share repurchases ($0.02 per share) favorably impacted results, while restructuring charges related to the Company's initiatives to improve operating margins reduced earnings $0.13 per share in the current quarter.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30

Following is an analysis of the Company’s operating results for the third quarter ended June 30, 2020, compared with the third quarter ended June 30, 2019.

	2019	2020	Change
(dollars in millions, except per share amounts)

Net sales	$4,684	3,914	(16)%
Gross profit	$2,001	1,618	(19)%
Percent of sales	42.7%	41.3%

SG&A	$1,126	934	(17)%
Percent of sales	24.0%	23.8%
Other deductions, net	$65	181
Interest expense, net	$43	45

Earnings before income taxes	$767	458	(40)%
Percent of sales	16.4%	11.7%
Net earnings common stockholders	$604	399	(34)%
Percent of sales	12.9%	10.2%

Diluted earnings per share	$0.97	0.67	(31)%

Net sales for the third quarter of fiscal 2020 were $3.9 billion, a decrease of $770 million, or 16 percent compared with 2019. Underlying sales were down 15 percent ($691 million) on lower volume, as COVID-19 negatively impacted nearly all end markets and geographies. Foreign currency translation subtracted 1 percent ($70 million) and divestitures subtracted $9 million. Underlying sales were down 20 percent in the U.S. and 10 percent internationally. The Americas was down 20 percent, Europe was down 9 percent and Asia, Middle East & Africa was down 9 percent (China up 3 percent).

Cost of sales for the third quarter of fiscal 2020 were $2.3 billion, a decrease of $387 million compared with 2019, primarily due to lower volume. Gross margin of 41.3 percent decreased 1.4 percentage points compared with the prior year, reflecting deleverage on lower sales volume and unfavorable mix primarily within Automation Solutions, offset by favorable price-cost.
Selling, general and administrative (SG&A) expenses of $934 million decreased $192 million compared with the prior year and SG&A as a percent of sales decreased 0.2 percentage points to 23.8 percent, primarily due to significant savings from the Company's restructuring and cost reset actions, which offset deleverage on the lower sales volume. The Company's ongoing restructuring initiatives are expected to yield improved operating margins as sales volumes recover. The Company also benefited from further actions taken in response to the effects of COVID-19 on profitability, including the impact of curtailed travel, meetings and discretionary spending, a salary and hiring freeze, furloughs, and compensation reductions for the Board of Directors and key executives across Emerson.
Other deductions, net were $181 million in 2020, an increase of $116 million compared with the prior year, reflecting increased restructuring costs of $68 million and unfavorable impacts on comparisons from foreign currency transactions of $25 million and pensions of $16 million. See Notes 6 and 7.
Pretax earnings of $458 million decreased $309 million, or 40 percent compared with the prior year. Earnings decreased $166 million in Automation Solutions and $118 million in Commercial & Residential Solutions. Costs reported at Corporate increased $23 million due to higher stock compensation (reflecting an increase in the Company's stock price) and unallocated pension and postretirement costs which together increased $35 million, offset by a decline of $12 million for all other corporate costs. Pretax earnings margin decreased 4.7 percentage points to 11.7 percent. The decline reflected increased restructuring costs, which negatively impacted comparisons by 2.0 percentage points. Higher stock compensation and pension expense and unfavorable foreign currency transactions also impacted comparisons by 1.8 percentage points. See the Business discussion that follows and Note 14.
Income taxes were $51 million for 2020 and $155 million for 2019, resulting in effective tax rates of 11 percent and 20 percent, respectively. The current year rate included $57 million ($0.10 per share) of discrete benefits, which decreased the rate 12 percentage points, related to updates to estimates for the prior year U.S. income tax return and the impact of a research and development tax credit study. The prior year rate included favorable discrete tax items, which reduced the rate 3 percentage points, largely due to a tax benefit of $21 million ($0.03 per share) from restructuring a foreign subsidiary.
On March 27, 2020, the CARES Act (the "Act") was enacted in response to the COVID-19 pandemic, and among other things, provides tax relief to businesses. Tax provisions of the Act include the deferral of certain payroll taxes, relief for retaining employees, and other provisions. The Company expects to defer $75 million of certain payroll taxes through the end of calendar year 2020.
Net earnings common stockholders in the third quarter of fiscal 2020 were $399 million, down 34 percent, compared with $604 million in the prior year, and earnings per share were $0.67, down 31 percent compared with $0.97 in the prior year. See discussion in the Overview above for further details.

Business Segments
Following is an analysis of operating results for the Company’s business segments for the third quarter ended June 30, 2020, compared with the third quarter ended June 30, 2019. The Company defines segment earnings as earnings before interest and taxes. See Note 14 for a discussion of the Company's business segments.

AUTOMATION SOLUTIONS

Three Months Ended June 30	2019	2020	Change
(dollars in millions)

Sales	$3,025	2,589	(14)%
Earnings	$477	311	(35)%
Margin	15.7%	12.0%

Sales by Major Product Offering
Measurement & Analytical Instrumentation	$945	735	(22)%
Valves, Actuators & Regulators	941	842	(11)%
Industrial Solutions	548	469	(14)%
Process Control Systems & Solutions	591	543	(8)%
Total	$3,025	2,589	(14)%

Automation Solutions sales were $2.6 billion in the third quarter, a decrease of $436 million or 14 percent. Underlying sales decreased 13 percent ($380 million) on lower volume. Foreign currency translation had a 1 percent ($56 million) unfavorable impact. All businesses were negatively impacted by the effects of COVID-19, which resulted in continued broad-based industrial weakness. Underlying sales decreased 19 percent in the Americas (U.S. down 20 percent), Europe decreased 8 percent and Asia, Middle East & Africa decreased 6 percent (China up 9 percent). Sales for Measurement & Analytical Instrumentation decreased $210 million, or 22 percent, due to global weakness across most geographies, particularly in North American process industries, while China rebounded from a sharp decline in the previous quarter and was up moderately. Valves, Actuators & Regulators decreased $99 million, or 11 percent, reflecting weakness across most end markets, particularly in North America, partially offset by a sharp rebound in China sales. Industrial Solutions sales decreased $79 million, or 14 percent, on weakness in global discrete end markets, excluding China which was up low double-digits. Process Control Systems & Solutions decreased $48 million, or 8 percent, due to weakness in power end markets in Asia and process end markets in the U.S. Earnings were $311 million, a decrease of $166 million, or 35 percent, primarily due to lower volume, higher restructuring expenses of $65 million and an unfavorable impact on comparisons from foreign currency transactions of $18 million. Margin decreased 3.7 percentage points to 12.0 percent, reflecting a negative impact from restructuring expenses of 2.5 percentage points and unfavorable foreign currency transactions of 0.7 percentage points. Savings from the restructuring and cost reset actions were significant and largely offset deleverage on the lower sales volume, while favorable price-cost offset unfavorable mix.

COMMERCIAL & RESIDENTIAL SOLUTIONS

Three Months Ended June 30	2019	2020	Change
(dollars in millions)

Sales:
Climate Technologies	$1,199	970	(19)%
Tools & Home Products	463	357	(23)%
Total	$1,662	1,327	(20)%

Earnings:
Climate Technologies	$278	195	(30)%
Tools & Home Products	93	58	(38)%
Total	$371	253	(32)%
Margin	22.4%	19.1%

Commercial & Residential Solutions sales were $1.3 billion in the third quarter, down $335 million, or 20 percent compared to the prior year. Underlying sales decreased 19 percent ($312 million) due to lower volume, reflecting sharply lower demand due to the effects of COVID-19, especially in North America. Foreign currency translation subtracted 1 percent ($14 million) and the divestiture of two small non-core businesses subtracted $9 million. Overall, underlying sales decreased 20 percent in the Americas (U.S. down 21 percent), Europe decreased 12 percent and Asia, Middle East & Africa was down 18 percent (China down 9 percent). Climate Technologies sales were $970 million in the third quarter, a decrease of $229 million, or 19 percent. Air conditioning and heating sales were down sharply, reflecting significant declines in Asia and North America, with smaller declines in China and Europe. Cold chain sales were down sharply, driven by slower global market conditions. Tools & Home Products sales were $357 million in the third quarter, a decrease of $106 million, or 23 percent. Global professional tools end markets were down sharply, while food waste disposers and wet/dry vacuums decreased in the low-to-mid teens. Earnings were $253 million, down 32 percent compared with the prior year, and margin decreased 3.3 points to 19.1 percent. Significant deleverage on the lower sales volume negatively impacted margins and higher restructuring expenses deducted 0.6 percentage points, partially offset by savings from cost reduction actions and favorable price-cost.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30

Following is an analysis of the Company’s operating results for the nine months ended June 30, 2020, compared with the nine months ended June 30, 2019.

	2019	2020	Change
(dollars in millions, except per share amounts)

Net sales	$13,401	12,227	(9)%
Gross profit	$5,687	5,127	(10)%
Percent of sales	42.4%	41.9%

SG&A	$3,348	3,040	(9)%
Percent of sales	24.9%	24.8%
Other deductions, net	$172	401
Interest expense, net	$134	116

Earnings before income taxes	$2,033	1,570	(23)%
Percent of sales	15.2%	12.8%
Net earnings common stockholders	$1,589	1,242	(22)%
Percent of sales	11.9%	10.2%

Diluted earnings per share	$2.55	2.04	(20)%

Net sales for the first nine months of 2020 were $12.2 billion, a decrease of $1.2 billion, or 9 percent compared with 2019. Underlying sales were down 8 percent ($993 million) on lower volume. Divestitures net of acquisitions subtracted $3 million and foreign currency translation subtracted 1 percent ($178 million). Underlying sales decreased 11 percent in the U.S. and 5 percent internationally. The Americas was down 10 percent, Europe was down 4 percent and Asia, Middle East & Africa was down 4 percent.

Cost of sales for 2020 were $7.1 billion, a decrease of $614 million versus $7.7 billion in 2019, primarily due to lower volume. Gross margin decreased 0.5 percentage points to 41.9 percent, reflecting deleverage on lower sales volume and unfavorable mix primarily within Automation Solutions, partially offset by favorable price-cost.

SG&A expenses of $3.0 billion decreased $308 million and SG&A as a percent of sales decreased 0.1 percentage points to 24.8 percent. Significant savings from the Company's restructuring and cost reset actions offset deleverage on the lower sales volume.

Other deductions, net were $401 million in 2020, an increase of $229 million compared with the prior year, reflecting increased restructuring costs of $176 million and an unfavorable impact on comparisons from pensions of $46 million, partially offset by lower litigation costs. See Notes 6 and 7.

Pretax earnings of $1.6 billion decreased $463 million, or 23 percent. Earnings decreased $316 million in Automation Solutions and $140 million in Commercial & Residential Solutions. Costs reported at Corporate increased $25 million due to higher unallocated pension and postretirement costs which increased $44 million, partially offset by lower stock compensation expense of $14 million and a decline of $5 million for all other corporate costs. Pretax earnings margin decreased 2.4 percentage points to 12.8 percent. The decline was largely due to higher restructuring costs, which negatively impacted comparisons by 1.6 percentage points. Higher pension expense also impacted comparisons by 0.5 percentage points. See the Business discussion that follows and Note 14.

Income taxes were $310 million for 2020 and $429 million for 2019, resulting in effective tax rates of 20 percent and 21 percent, respectively. The current year and prior year rates included favorable discrete items, which reduced both years' rates approximately 3 percentage points. See Note 8.

Net earnings common stockholders in 2020 were $1.2 billion, down 22 percent compared with the prior year, and earnings per share were $2.04, down 20 percent compared with $2.55 in 2019. The decline in sales volume, largely attributable to the negative effects of COVID-19 and oil price volatility, resulted in a decline in operating results of

$0.27 per share, while restructuring costs and special advisory fees reduced earnings by $0.32 per share in the current year. Higher pension expense partially offset by lower stock compensation expense negatively affected comparisons by $0.04 per share and unfavorable foreign currency deducted $0.03 per share. Results were favorably impacted by discrete tax items ($0.09 per share) and a combined benefit from share repurchases and lower interest expense of $0.06 per share.

Business Segments
Following is an analysis of operating results for the Company’s business segments for the nine months ended June 30, 2020, compared with the nine months ended June 30, 2019. The Company defines segment earnings as earnings before interest and taxes.

AUTOMATION SOLUTIONS

Nine Months Ended June 30	2019	2020	Change
(dollars in millions)
Sales	$8,834	8,150	(8)%
Earnings	$1,328	1,012	(24)%
Margin	15.0%	12.4%

Sales by Major Product Offering
Measurement & Analytical Instrumentation	$2,730	2,381	(13)%
Valves, Actuators & Regulators	2,752	2,609	(5)%
Industrial Solutions	1,664	1,470	(12)%
Process Control Systems & Solutions	1,688	1,690	—%
Total	$8,834	8,150	(8)%

Automation Solutions sales were $8.2 billion in the first nine months of 2020, a decrease of $684 million, or 8 percent. Underlying sales decreased 7 percent ($591 million) on lower volume. The Machine Automation Solutions acquisition added 1 percent ($47 million) and foreign currency translation had a 2 percent ($140 million) unfavorable impact. Underlying sales decreased 11 percent in the Americas, 4 percent in Europe and 2 percent in Asia, Middle East & Africa (China down 1 percent). Sales for Measurement & Analytical Instrumentation decreased $349 million, or 13 percent, due to weakness in process industries, primarily in North America. Valves, Actuators & Regulators decreased $143 million, or 5 percent, reflecting slower demand in most end markets. Industrial Solutions sales decreased $194 million, or 12 percent, on lower global demand in discrete end markets. Process Control Systems & Solutions increased $2 million due to the Machine Automation Solutions acquisition which added $47 million, largely offset by weakness in power end markets in China and process end markets in the U.S. Earnings were $1.0 billion, a decrease of $316 million, or 24 percent, primarily due to higher restructuring expenses of $166 million and lower volume. Margin decreased 2.6 percentage points to 12.4 percent, reflecting a negative impact from restructuring expenses of 2.1 percentage points and unfavorable mix. Savings from cost reduction actions offset deleverage on lower sales volume.

COMMERCIAL & RESIDENTIAL SOLUTIONS

Nine Months Ended June 30	2019	2020	Change
(dollars in millions)

Sales:
Climate Technologies	$3,171	2,869	(10)%
Tools & Home Products	1,390	1,219	(12)%
Total	$4,561	4,088	(10)%

Earnings:
Climate Technologies	$650	563	(13)%
Tools & Home Products	286	233	(19)%
Total	$936	796	(15)%
Margin	20.5%	19.5%

Commercial & Residential Solutions sales were $4.1 billion in the first nine months of 2020, a decrease of $473 million, or 10 percent compared to the prior year. Underlying sales were down 9 percent ($402 million) on lower volume. The divestiture of two small non-core businesses subtracted $33 million and foreign currency translation subtracted $38 million, a combined decrease of 1 percent. Overall, underlying sales decreased 10 percent in the Americas, 4 percent in Europe and 10 percent in Asia, Middle East & Africa (China down 11 percent). Climate Technologies sales were $2.9 billion in the first nine months of 2020, a decrease of $302 million, or 10 percent. Air conditioning and heating sales were down sharply, reflecting significant declines in Asia and the U.S. due to the effects of COVID-19. Global cold chain sales were down sharply on significant declines in Asia and Europe, while North America was down moderately. Tools & Home Products sales were $1.2 billion in the first nine months of 2020, down $171 million, or 12 percent compared to the prior year, reflecting sharp declines in global professional tools markets. Sales for wet/dry vacuums and food waste disposers were down moderately. Earnings were $796 million, down 15 percent compared to the prior year, and margin decreased 1.0 percentage points, due to deleverage on lower sales volume and higher restructuring expenses which negatively impacted margins by 0.4 percentage points, partially offset by savings from cost reduction actions and favorable price-cost.

FINANCIAL CONDITION

Key elements of the Company's financial condition for the nine months ended June 30, 2020 as compared to the year ended September 30, 2019 follow.

	Sept 30, 2019		June 30, 2020
Working capital (in millions)	$1,163		$1,894
Current ratio	1.2		1.3
Total debt-to-total capital	41.0%		48.0%
Net debt-to-net capital	33.9%		37.9%
Interest coverage ratio	15.2	X	12.9	X
Emerson maintains a conservative financial structure to provide the strength and flexibility necessary to achieve our strategic objectives and has been successful in efficiently deploying cash where needed worldwide to fund operations, complete acquisitions and sustain long-term growth. During fiscal 2020, the Company increased its cash holdings to support liquidity in response to the potential effects of COVID-19. In April 2020, the Company issued $1.5 billion of long-term debt to further manage its liquidity and balance sheet. The net proceeds were used to reduce commercial paper borrowings and for general corporate purposes. The Company has also taken actions to conservatively manage its cash through planned reductions in capital expenditures for fiscal 2020 and by suspending its share repurchases for the remainder of the fiscal year. No changes have been made to the dividend plan for the year. The Company's long-term debt ratings, which are A2 by Moody's Investors Service and A by Standard and Poor's, remain unchanged. The Company currently believes that sufficient funds will be available to meet its needs for the foreseeable future through operating cash flow, existing resources, short- and long-term debt capacity, or its $3.5 billion revolving backup credit facility under which it has not incurred any borrowings.

Emerson is in a strong financial position, with total assets of $22 billion and stockholders' equity of $8 billion, and has the resources available for reinvestment in existing businesses, strategic acquisitions and managing its capital structure on a short- and long-term basis. The Company continues to generate substantial operating cash flow, with a full-year outlook of approximately $2.8 billion.
The Company's total working capital increased approximately $750 million compared to the same quarter last year, reflecting the net proceeds from the debt issuance in May, while operating working capital declined due to lower business levels. The interest coverage ratio (earnings before income taxes plus interest expense, divided by interest expense) of 12.9X for the first nine months of fiscal 2020 compares to 14.3X for the nine months ended June 30, 2019. The decrease reflects lower pretax earnings in the current year, partially offset by lower interest expense.

Operating cash flow for the first nine months of fiscal 2020 was $1.9 billion, an increase of $52 million compared with $1.8 billion in the prior year, as operating working capital declined due to lower business levels, partially offset by lower earnings. Free cash flow of $1.5 billion in the first nine months of fiscal 2020 (operating cash flow of $1.9 billion less capital expenditures of $329 million) increased $118 million compared to free cash flow of $1.4 billion in 2019 (operating cash flow of $1.8 billion less capital expenditures of $395 million), reflecting the increase in operating cash flow and lower capital investment.

FISCAL 2020 OUTLOOK

Emerson's operations and supply chain stabilized during the quarter, with an emphasis on safety and productivity. The primary focus continues to be keeping employees safe and healthy, and serving customers in their essential industries with the vital technologies and services that they rely upon. The Company has implemented recommended policies and practices to protect its workforce so they can safely and effectively carry out their work. The Company is following guidelines from global health experts and has taken stringent steps to protect its employees.

Our outlook reflects the dynamic demand environment associated with COVID-19 and significant savings from the Company's cost reduction and COVID-19 related cost containment actions. The guidance assumes, among other items, a continued challenging but steadily improving demand environment in the fourth quarter. North America is expected to remain the key challenge from a demand perspective. The guidance also assumes no major operational or supply chain disruptions. Lastly, the outlook assumes no changes in discrete tax items and assumes oil prices remain in the $35 to $45 range for the same time period. However, future developments related to COVID-19, including further actions taken by governmental authorities, potential shutdowns of our operations, or delays in the stabilization and recovery of economic conditions could further adversely affect our operations and financial results, as well as those of our customers and suppliers. See "Part II - Other Information, Item 1A, Risk Factors."

Consolidated fiscal 2020 net sales are expected to be down 9 to 10 percent, with underlying sales down 7.5 to 9 percent excluding a 1 to 1.5 percent unfavorable impact from foreign currency translation. Automation Solutions net sales are expected to be down 8 to 10 percent, with underlying sales down 7 to 9 percent excluding a 1 percent unfavorable impact from foreign currency translation. The midpoint of this outlook assumes a reduction of backlog of approximately $300 million by the end of the fiscal year. Commercial & Residential Solutions net sales are expected to be down 9 to 11 percent, with underlying sales down 8 to 10 percent excluding an impact from unfavorable foreign currency translation of 1 percent. Earnings per share are expected to be $2.80 to $2.95, while adjusted earnings per share, which exclude a $0.40 per share impact from restructuring actions and related costs for the year, are expected to be $3.20 to $3.35. Operating cash flow is expected to be approximately $2.8 billion and free cash flow, which excludes targeted capital spending of $550 million, is expected to be approximately $2.25 billion. The Company's share repurchases for the nine months ended June 30, 2020 were $942 million and additional repurchases have been suspended for the remainder of the fiscal year. The Company has made no changes to its dividend plan for fiscal 2020.

Statements in this report that are not strictly historical may be "forward-looking" statements, which involve risks and uncertainties, and Emerson undertakes no obligation to update any such statements to reflect later developments. These risks and uncertainties include the scope, duration and ultimate impact of the COVID-19 pandemic, as well as economic and currency conditions, market demand, including related to the pandemic and oil and gas price declines and volatility, pricing, protection of intellectual property, cybersecurity, tariffs, competitive and technological factors, among others, which are set forth in the “Risk Factors” of Part I, Item 1A, and the "Safe Harbor Statement" of Part II, Item 7, to the Company's Annual Report on Form 10-K for the year ended September 30, 2019, "Risk Factors" of Part II - Other Information, Item 1A of the Company's Quarterly Report on Form 10-Q for the three-month period ended June 30, 2020, and in subsequent reports filed with the SEC, which are hereby incorporated by reference.

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

The Recent Coronavirus (COVID-19) Outbreak Has Adversely Impacted our Business and Could in the Future Have a Material Adverse Impact on our Business, Results of Operation, Financial Condition and Liquidity, the Nature and Extent of Which is Highly Uncertain

The global outbreak of the coronavirus (COVID-19) has significantly increased economic, demand and operational uncertainty. We have global operations, customers and suppliers, including in countries most impacted by COVID-19. Authorities around the world have taken a variety of measures to slow the spread of COVID-19, including travel bans or restrictions, increased border controls or closures, quarantines, shelter-in-place orders and business shutdowns and such authorities may impose additional restrictions. We have also taken actions to protect our employees and to mitigate the spread of COVID-19, including embracing guidelines set by the World Health Organization and the Centers for Disease Control and Prevention on social distancing, good hygiene, restrictions on employee travel and in-person meetings, and changes to employee work arrangements including remote work arrangements. The actions taken around the world to slow the spread of COVID-19 have also impacted our customers and suppliers, and future developments could cause further disruptions to Emerson due to the interconnected nature of our business relationships.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In November 2015, the Board of Directors authorized the purchase of up to 70 million shares. In March 2020, the Board of Directors authorized the purchase of an additional 60 million shares and a total of approximately 65.5 million shares remain available for purchase under the authorizations. No shares were repurchased in the third quarter of 2020.

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

101
Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the three and nine months ended June 30, 2020 and 2019, (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2020 and 2019, (iii) Consolidated Balance Sheets as of September 30, 2019 and June 30, 2020, (iv) Consolidated Statements of Equity for the three and nine months ended June 30, 2020 and 2019, (v) Consolidated Statements of Cash Flows for the nine months ended June 30, 2020 and 2019, and (vi) Notes to Consolidated Financial Statements for the three and nine months ended ended June 30, 2020 and 2019.

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
August 5, 2020