Form 10-K
period 2020-09-30
EMERSON ELECTRIC CO
filed 2020-11-16
CIK 32604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended September 30, 2020

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
NYSE Chicago
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issues its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of the voting stock held by nonaffiliates of the registrant as of close of business on
March 31, 2020: $28.3 billion.

Common stock outstanding at October 31, 2020: 598,039,467 shares.

Documents Incorporated by Reference

1.    Portions of Emerson Electric Co. Notice of 2021 Annual Meeting of Shareholders and Proxy Statement incorporated by reference into Part III hereof.

PART I

ITEM 1 - BUSINESS

Emerson (“the Company”) is a global leader that designs and manufactures products and delivers services that bring technology and engineering together to provide innovative solutions for customers in a wide range of industrial, commercial and consumer markets around the world. Our purpose is to drive innovation that makes the world healthier, safer, smarter and more sustainable. Sales by geographic destination in 2020 were: the Americas, 53 percent; Europe, 18 percent; and Asia, Middle East & Africa, 29 percent (China, 11 percent).

The Company reports three segments: Automation Solutions; and Climate Technologies and Tools & Home Products, which together comprise the Commercial & Residential Solutions business. A summary of the Company's businesses is described below.

•Automation Solutions - enables process, hybrid and discrete manufacturers to maximize production, protect personnel and the environment, and optimize their energy efficiency and operating costs through a broad offering of products and integrated solutions, including measurement and analytical instrumentation, industrial valves and equipment, and process control software and systems.

•Commercial & Residential Solutions - provides products and solutions that promote energy efficiency, enhance household and commercial comfort, and protect food quality and sustainability through heating, air conditioning and refrigeration technology, as well as a broad range of tools and appliance solutions.

The Company sells products and solutions that support customers in a variety of different end markets. Overall, sales by end market were as follows: oil and gas, 19 percent (upstream, 12 percent; midstream, 7 percent); residential, 15 percent; chemical, 11 percent; power, 10 percent; commercial, 9 percent; discrete and industrial, 9 percent; cold chain/refrigeration, 8 percent; refining, 6 percent; life sciences and medical, 3 percent; other, 10 percent.

Emerson was incorporated in Missouri in 1890 and has evolved through internal growth and strategic acquisitions. Management has a well-established set of operating mechanisms to manage its business performance and set strategy. The Company also has processes undertaken by management with oversight from the Board of Directors to specifically focus on risks in areas such as cybersecurity, compliance, environmental, financial and reputational, among others. The Company periodically updates, assesses, and monitors its risk exposures, provides timely updates to the Board, and takes actions to mitigate these risks.

Acquisitions are an integral component of Emerson's growth and value creation strategy. In 2018, the Company expanded its product offerings within its two businesses. This included the acquisitions of Paradigm, a provider of software solutions for the oil and gas industry, and Aventics, a global provider of smart pneumatics technologies, which are reported in Automation Solutions. The Company also made strategic acquisitions to strengthen its Commercial & Residential Solutions business, which included Textron's tools and test equipment business, a manufacturer of electrical and utility tools, diagnostics, and test and measurement instruments. In the first quarter of 2018 the Company also completed the sale of its residential storage business. In 2019, the Company acquired several smaller businesses to expand its Automation Solutions product portfolio, which included the acquisition of Machine Automation Solutions (General Electric's former Intelligent Platforms business). In 2020, the Company agreed to acquire Open Systems International, Inc. (closed in early fiscal 2021), a leading operations technology software provider, which will broaden and complement Automation Solutions’ software portfolio and ability to help customers in the global power industry, and other end markets, transform and digitize operations to more seamlessly incorporate renewable energy sources and improve energy efficiency and reliability. Information with respect to acquisition and divestiture activity is set forth in Note 4. These references and all other Note references in this document refer to Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K, which notes are hereby incorporated by reference. See also Item 1A - “Risk Factors” and Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

AUTOMATION SOLUTIONS

The Automation Solutions segment offers a broad array of products, integrated solutions, software and services which enable process, hybrid and discrete manufacturers to maximize production, protect personnel and the environment, reduce project costs, and optimize their energy efficiency and operating costs. Markets served include oil and gas, refining, chemicals, power generation, life sciences, food and beverage, automotive, pulp and paper, metals and mining, and municipal water supplies. The segment’s major product offerings are Measurement & Analytical Instrumentation, Valves, Actuators & Regulators, Industrial Solutions and Process Control Systems & Solutions, which are further described below.

Across these product offerings, Automation Solutions offers the Plantweb TM Digital Ecosystem, a comprehensive Industrial Internet of Things (IIoT) architecture that provides remote monitoring by combining intelligent field sensors, communication gateways and controllers, software, and complementary partner technologies. This IIoT architecture delivers measurable business performance improvements to customers by providing insights into production performance, energy consumption, reliability of specific equipment or process units, and safety. Together with the broad offering of products and integrated solutions, Automation Solutions also provides a portfolio of services and lifecycle service centers which offer consulting, engineering, systems development, project management, training, maintenance, and troubleshooting expertise to aid in process optimization. Sales by geographic destination in 2020 for Automation Solutions were: the Americas, 45 percent; Europe, 21 percent; and Asia, Middle East & Africa, 34 percent (China, 12 percent).

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

On December 1, 2017, the Company acquired Paradigm, enhancing its software solutions offerings in the oil and gas industry. This technology helped create a more comprehensive digital portfolio from exploration to production, enabling Emerson to help oil and gas operators increase efficiency and reduce costs. See Note 4.

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

On July 17, 2018, the Company completed the acquisition of Aventics, a global provider of smart pneumatics technologies that power machine and factory automation applications. This acquisition significantly expanded Emerson’s fluid automation technologies for process and industrial applications. See Note 4.
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
Distribution

The principal worldwide distribution channel for Automation Solutions is a direct sales force, while a network of independent sales representatives, and to a lesser extent independent distributors purchasing products for resale, are also utilized. Approximately half of the sales in the United States are made through a direct sales force with the remainder primarily through independent sales representatives and distributors. In Europe and Asia, sales are primarily made through a direct sales force with the remainder split evenly between independent sales representatives and distributors.
Brands

Service/trademarks and trade names within (but not exclusive to) Automation Solutions include Emerson Automation Solutions, Appleton, ASCO, Aventics, Bettis, Branson, DeltaV, Fisher, Keystone, KTM, Micro Motion, Ovation, Plantweb, Rosemount and Vanessa.

COMMERCIAL & RESIDENTIAL SOLUTIONS

The Commercial & Residential Solutions business consists of the Climate Technologies and Tools & Home Products segments. The Climate Technologies segment provides products and solutions that promote energy efficiency, enhance household and commercial comfort, and protect food quality and sustainability through heating, air conditioning and refrigeration technology. The Tools & Home Products segment offers a broad range of mechanical, electrical, utility and do-it-yourself tools for professionals and consumers, and appliance solutions. Sales by geographic destination in 2020 for Commercial & Residential Solutions were: the Americas, 69 percent; Europe, 12 percent; and Asia, Middle East & Africa, 19 percent (China, 9 percent).

CLIMATE TECHNOLOGIES

The Climate Technologies segment provides products and services for many areas of the climate control industry, including residential heating and cooling, commercial air conditioning, commercial and industrial refrigeration, and cold chain management. The Company's technologies enable homeowners and businesses to better manage their heating, air conditioning and refrigeration systems for improved control and comfort, and lower energy costs. Climate Technologies also provides services that digitally control and remotely monitor refrigeration units in grocery stores and other food distribution outlets to enhance food freshness and safety, as well as cargo and transportation monitoring solutions. Sales by geographic destination in 2020 for Climate Technologies were: the Americas, 65 percent; Europe, 11 percent; and Asia, Middle East & Africa, 24 percent (China, 11 percent).

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

TOOLS & HOME PRODUCTS

The Company’s Tools & Home Products segment offers tools for professionals and homeowners and appliance solutions. Sales by geographic destination in 2020 for this segment were: the Americas, 79 percent; Europe, 15 percent; and Asia, Middle East & Africa, 6 percent.

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

Distribution

The principal worldwide distribution channels for Tools & Home Products are distributors and direct sales forces. Professional tools are sold worldwide almost exclusively through distributors. Appliance solutions are sold through direct sales force networks, distributors and online retailers. Approximately one-fourth of this segment's sales are made to a small number of big-box retail outlets.

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

BACKLOG

The Company’s estimated consolidated order backlog was $5.3 billion and $5.1 billion at September 30, 2020 and 2019, respectively. Approximately 85 percent of the Company’s consolidated backlog is expected to be recognized as revenue over the next 12 months, with the remainder substantially over the subsequent two years thereafter. Backlog by business at September 30, 2020 and 2019 follows (dollars in millions):

	2019	2020
Automation Solutions	$4,594	4,689
Commercial & Residential Solutions	467	624
Total Backlog	$5,061	5,313

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

REGULATIONS

The Company's operations, products and services are subject to various government regulations, including environmental regulations. Our manufacturing locations generate waste, of which treatment, storage, transportation and disposal are subject to U.S. federal, state, foreign and/or local laws and regulations relating to protection of the environment. The Company continually works to minimize the environmental impact of its operations through safe technologies, facility design and operating procedures. Compliance with government regulations, including environmental regulations, has not had, and based on current information and the applicable laws and regulations currently in effect, is not expected to have a material effect on the Company's capital expenditures (including expenditures for environmental control facilities), earnings or competitive position. However, laws and regulations may be changed, accelerated or adopted that impose significant operational restrictions and compliance requirements upon the Company and which could negatively impact our operating results. See Item 1A - "Risk Factors."

HUMAN CAPITAL RESOURCES

Supporting our people is a foundational value for Emerson. We believe the Company’s success depends on its ability to attract, develop and retain key personnel. The skills, experience and industry knowledge of key employees significantly benefit our operations and performance. The Company's Board of Directors and management oversee various employee initiatives.

The Company supports and develops its employees through global training and development programs that build and strengthen employees’ leadership and professional skills. Leadership development programs include intensive learning programs for new leaders as well as more established leaders. The Company also partners with educational institutions and nonprofit organizations to help prepare current and future workers with the knowledge and skills they need to succeed. To assess and improve employee retention and engagement, the Company surveys employees with the assistance of third-party consultants, and takes actions to address areas of employee concern. Approximately 60,000 employees were surveyed during the three years ended September 30, 2020.

Employee health and safety in the workplace is one of the Company’s core values. Safety efforts are led by the Corporate Safety Council and supported by health and safety committees that operate at the local site level. Hazards in the workplace are actively identified and management tracks incidents so remedial actions can be taken to improve workplace safety. The COVID-19 pandemic has underscored for us the importance of keeping our employees safe and healthy. In response to the pandemic, the Company has taken actions aligned with the World Health Organization and the Centers for Disease Control and Prevention to protect its workforce so they can more safely and effectively perform their work.

We have identified other human capital priorities, including, among other things, providing competitive wages and benefits and promoting an inclusive work environment. The Company is committed to efforts to increase diversity and foster an inclusive work environment that supports our large global workforce and helps us innovate for our customers. We also have taken actions to enhance diversity, including recruiting at venues representing women, minorities and U.S. military veterans. Our efforts are guided by our Chief Executive Officer and Diversity Council, which is comprised of 14 senior-level executives.

Employee levels are managed to align with the pace of business and management believes it has sufficient human capital to operate its business successfully. The Company and its subsidiaries had approximately 83,500 employees at September 30, 2020. Management believes that the Company's employee relations are favorable.

A small portion of the Company’s U.S. employees are unionized, while outside the U.S., we have employees in certain countries, particularly in Europe, that are represented by an employee representative organization, such as a union, works council or employee association.

INTERNET ACCESS

Emerson's reports on Forms 10-K, 10-Q, 8-K and all amendments to those reports, as well as proxy statements, are available without charge through the Company’s website on the internet as soon as reasonably practicable after they are electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (SEC). They may be accessed as follows: www.Emerson.com, Investors, SEC Filings. Information on the Company’s website does not constitute part of this Form 10-K.

The information set forth under Item 1A - “Risk Factors” is hereby incorporated by reference.

ITEM 1A - RISK FACTORS

Investing in our securities involves risks. You should carefully consider, among other matters, the factors set forth below and the other information in this report. The Company’s risk factors set forth below are not the only risks facing the Company. Additional risks and uncertainties not currently known to management or that management currently deems immaterial also may materially, adversely affect the Company’s business, financial condition or operating results. We may amend or supplement the risk factors set forth below from time to time by other reports we file with the SEC.

Business and Operational Risks

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

We Engage in Acquisitions and Divestitures, Which Are Subject to Domestic and Foreign Regulatory Requirements, and May Encounter Difficulties in Integrating and Separating These Businesses and Therefore We May Not Realize the Anticipated Benefits

We regularly seek growth through strategic acquisitions as well as evaluate our portfolio for potential divestitures. These activities require favorable environments to execute these transactions, and we may encounter difficulties in obtaining the necessary regulatory approvals in both domestic and foreign jurisdictions. In 2020 and in past years, we have made various acquisitions and entered into joint venture arrangements intended to complement or expand our business, and may continue to do so in the future. The success of these transactions will depend on our ability to integrate assets and personnel acquired in these transactions and to cooperate with our strategic partners. We may encounter difficulties in integrating acquisitions with our operations as well as separating divested businesses, and in managing strategic investments. Furthermore, we may not realize the degree, or timing, of benefits we anticipate when we first enter into a transaction. Any of the foregoing could adversely affect our business and results of operations.

We Use a Variety of Raw Materials and Components in Our Businesses, and Significant Shortages or Price Increases Could Increase Our Operating Costs and Adversely Impact the Competitive Positions of Our Products

Our major requirements for raw materials include steel, copper, cast iron, electronics, rare earth metals, aluminum, brass and, to a lesser extent, plastics and petroleum-based chemicals. The Company seeks multiple sources of supply for each of its major requirements in order to avoid significant dependence on any one or a few suppliers. However, the supply of materials or other items could be disrupted by natural disasters, a health epidemic or pandemic, or other events. Significant shortages or price increases could impact the prices our affected businesses charge, their operating costs and the competitive position of their products and services, which could adversely affect our results of operations. While we monitor market prices of the commodities we require and attempt to mitigate price exposure through hedging activities, this risk could adversely affect our operating results.

Our Operations Depend on Production Facilities Throughout the World, a Majority of Which Are Located Outside the United States and Subject to Increased Risks of Disrupted Production, Causing Delays in Shipments and Loss of Customers and Revenue

We manage businesses with manufacturing facilities worldwide, a majority of which are located outside the United States, and also source certain materials internationally. Emerging market sales represent over one-third of total sales and serving a global customer base requires that we place more materials sourcing and production in emerging markets to capitalize on market opportunities and maintain our best-cost position. Our and our suppliers’ international production facilities and operations could be disrupted by a natural disaster, labor strife, war, political unrest, terrorist activity or public health concerns such as an epidemic or pandemic, particularly in emerging countries that are not well-equipped to handle such occurrences.

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
Security and/or Data Privacy Breaches, or Disruptions of Our Information Technology Systems Could Adversely Affect Our Business

The Company relies on information technology networks and systems, including the internet, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities. These technology networks and systems may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components; power outages; telecommunications or system failures; terrorist attacks; natural disasters; employee error or malfeasance; server or cloud provider breaches; and computer viruses or cyberattacks. Cybersecurity threats and incidents can range from uncoordinated individual attempts to gain unauthorized access to information technology networks and systems to more sophisticated and targeted measures, known as advanced persistent threats, directed at the Company, its products, its customers and/or its third-party service providers. Despite the implementation of cybersecurity measures (including access controls, data encryption, vulnerability assessments, continuous monitoring, and maintenance of backup and protective systems), the Company’s information technology systems may still be vulnerable to cybersecurity threats and other electronic security breaches. It is possible for such vulnerabilities to remain undetected for an extended period. In addition, it is possible a security breach could result in theft of trade secrets or other intellectual property or disclosure of confidential customer, supplier or employee information. Should the Company be unable to prevent security breaches or other damage to our information technology systems, disruptions could have an adverse effect on our operations, as well as expose the Company to litigation, liability or penalties under privacy laws, increased cybersecurity protection costs, reputational damage and product failure. In addition, we must comply with increasingly complex and rigorous regulatory standards enacted to protect business and personal data in the U.S. and elsewhere. Compliance with privacy and localization laws and regulations increases operational complexity. Failure to comply with these regulatory standards could subject us to fines and penalties, as well as legal and reputational risks, including proceedings against the Company by governmental entities or others.

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

Industry and General Economic Risks

The Coronavirus (COVID-19) Outbreak Has Adversely Impacted our Business and Could in the Future Have a Material Adverse Impact on our Business, Results of Operation, Financial Condition and Liquidity, the Nature and Extent of Which is Highly Uncertain

The global outbreak of the coronavirus (COVID-19) has significantly increased economic, demand and operational uncertainty. We have global operations, customers and suppliers, including in countries most impacted by COVID-19. Authorities around the world have taken a variety of measures to slow the spread of COVID-19, including travel bans or restrictions, increased border controls or closures, quarantines, shelter-in-place orders and business shutdowns and such authorities may impose additional restrictions. We have also taken actions to protect our employees and to mitigate the spread of COVID-19, including embracing guidelines set by the World Health Organization and the Centers for Disease Control and Prevention on social distancing, good hygiene, restrictions on employee travel and in-person meetings, and changes to employee work arrangements including remote work arrangements where appropriate. The actions taken around the world to slow the spread of COVID-19 have also impacted our customers and suppliers, and future developments could cause further disruptions to Emerson due to the interconnected nature of our business relationships.

The impact of COVID-19 on the global economy and our customers, as well as volatility in commodity markets (including oil prices), has negatively impacted demand for our products and could continue to do so in the future. Its effects could also result in further disruptions to our manufacturing operations, including higher rates of employee absenteeism, and supply chain, which could continue to negatively impact our ability to meet customer demand. Additionally, the potential deterioration and volatility of credit and financial markets could limit our ability to obtain external financing. The extent to which COVID-19 will impact our business, results of operations, financial condition or liquidity is highly uncertain and will depend on future developments, including the spread and duration of the virus, potential actions taken by governmental authorities, and how quickly economic conditions stabilize and recover.

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

Recessions, Adverse Market Conditions or Downturns in End Markets We Serve May Negatively Affect Our Operations

In the past, our operations have been exposed to significant volatility due to changes in general economic conditions or consumer preferences, recessions or adverse conditions in the end markets we serve. In the future, similar changes could adversely impact overall sales, operating results (including potential impairment charges for goodwill or other long-lived assets) and cash flows. Moreover, during economic downturns we may undertake more extensive restructuring actions, including workforce reductions, global facility consolidations, centralization of certain business support activities, and other cost reduction initiatives, and incur higher costs. As these plans and actions can be complex, the anticipated operational improvements, efficiencies and other benefits might be delayed or not realized.

Legal and Regulatory Risks

Changes in Tax Rates, Laws or Regulations and the Resolution of Tax Disputes Could Adversely Impact Our Financial Results

As a global company, we are subject to taxation in the U.S. and numerous non-U.S. jurisdictions. Significant judgment is required to determine our consolidated income tax provision and related liabilities. The Company’s effective tax rate, cash flows and operating results could be affected by changes in the mix of earnings in countries with different statutory tax rates, as well as by changes in the local tax laws and regulations, or the interpretations thereof. For example, on December 22, 2017, the U.S. government enacted tax reform, the Tax Cuts and Jobs Act (the “Tax Act”), which made comprehensive changes to U.S. federal income tax laws by moving from a global to a modified territorial tax regime. The changes made by the Tax Act are broad and complex. In addition, the Company’s tax returns are subject to regular review and audit by U.S. and non-U.S. tax authorities. While we believe our tax provisions are appropriate, the final outcome of tax audits or disputes could result in adjustments to the Company’s tax liabilities, which could adversely affect our financial results.

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

We Are Subject to Litigation and Environmental Regulations That Could Adversely Impact Our Operating Results

We are, and may in the future be, a party to a number of legal proceedings and claims, including those involving intellectual property, product liability (including asbestos) and environmental matters, several of which claim, or may in the future claim, significant damages. Given the inherent uncertainty of litigation, we can offer no assurance that existing litigation or a future adverse development will not have a material adverse impact. We also are subject to various laws and regulations relating to environmental protection and the discharge of materials into the environment, and we could incur substantial costs as a result of the noncompliance with or liability for cleanup or other costs or damages under environmental laws. In addition, increased public awareness and concern regarding global climate change may result in more international, federal, and/or state or other stakeholder requirements or expectations that could result in more restrictive or expansive standards, such as stricter limits on greenhouse gas emissions or more prescriptive reporting of environmental, social, and governance metrics. There continues to be a lack of consistent climate change legislation and standards, which creates economic and regulatory uncertainty. While the Company has adopted certain voluntary targets, environmental laws, regulations or standards may be changed, accelerated or adopted and impose significant operational restrictions and compliance requirements upon the Company, its products or customers, which could negatively impact the Company’s business, capital expenditures, results of operations, financial condition and competitive position.

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

At September 30, 2020, the Company had approximately 200 manufacturing locations worldwide, of which approximately 70 were located in the United States and 130 were located outside the United States, primarily in Europe and Asia, and to a lesser extent in Canada and Latin America. Manufacturing locations by business are: Automation Solutions, 140; and Commercial & Residential Solutions, 60, including 40 in the Climate Technologies segment and 20 in the Tools & Home Products segment. The majority of the locations are owned, with the remainder occupied under lease. The Company considers its facilities suitable and adequate for the purposes for which they are used. The Company also maintains a smaller number of administrative, sales, research and development, and distribution facilities.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following sets forth certain information as of November 16, 2020 with respect to the Company's executive officers. The Fiscal Year column indicates the first year the executive served as an officer of the Company. These officers have been elected or appointed to terms which expire February 2, 2021:

Name	Position	Age	Fiscal Year

D. N. Farr	Chairman of the Board and Chief Executive Officer*	65	1985

F. J. Dellaquila	Senior Executive Vice President and Chief Financial Officer	63	1991

S. J. Pelch	Chief Operating Officer and Executive Vice President - Organization Planning and Development	56	2005

M. H. Train	President	58	1994

L. Karsanbhai	Executive President - Automation Solutions	51	2002

J. P. Froedge	Executive President - Commercial & Residential Solutions	45	2013

S. Y. Bosco	Senior Vice President, Secretary and General Counsel	62	2005

M. J. Bulanda	Senior Vice President - Planning and Development	54	2002

K. Button Bell	Senior Vice President and Chief Marketing Officer	62	1999

M. J. Baughman	Vice President, Controller and Chief Accounting Officer	55	2018

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

Lal Karsanbhai was appointed Executive President - Automation Solutions in October 2018. Prior to his current position, Mr. Karsanbhai was Group President - Measurement & Analytical from 2016 through September 2018, and President Emerson Network Power Europe, Middle East and Africa from 2014 through 2016.

James P. Froedge was appointed Executive President - Commercial & Residential Solutions in August 2020. Prior to his current position, Mr. Froedge was President - Automation Solutions Asia Pacific from 2018 through August 2020, President - Process Systems and Solutions from 2016 through 2018, Vice President - Acquisition Planning and Development from 2013 through 2016 and in Acquisition Planning from 2012 through 2013.

Sara Y. Bosco was appointed to the position of Senior Vice President, Secretary and General Counsel in May 2016. Prior to her current position, Ms. Bosco was President, Emerson Asia-Pacific from 2008 through May 2016.

Mark J. Bulanda was appointed Senior Vice President in November 2016 and Vice President - Acquisition Planning and Development in May 2016. Prior to his current position, Mr. Bulanda was Executive Vice President - Emerson Industrial Automation from 2012 through May 2016.

Katherine Button Bell was appointed Senior Vice President in November 2016 and Vice President and Chief Marketing Officer in 1999.

Michael J. Baughman was appointed Chief Accounting Officer in February 2018, and Vice President and Controller in October 2017. Prior to that Mr. Baughman was Vice President, Finance, Global Operations, Quality, and Research and Development of Baxter International Inc., a global healthcare products company, from 2015 through September 2017, and Vice President, Finance, Medical Products of Baxter from 2013 to 2015.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information regarding the market for the Company's common stock and dividend payments is set forth in Note 20. There were approximately 17,200 stockholders of record at September 30, 2020.

Period	Total Number of Shares Purchased (000s)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (000s)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (000s)
July 2020	—	—	—	65,528
August 2020	—	—	—	65,528
September 2020	—	—	—	65,528
Total	—	—	—	65,528

In November 2015, the Board of Directors authorized the purchase of up to 70 million shares. In March 2020, the Board of Directors authorized the purchase of an additional 60 million shares and a total of approximately 65.5 million shares remain available.

 ITEM 6 - SELECTED FINANCIAL DATA

Years ended September 30
(dollars in millions, except per share amounts)

	2016	2017	2018(a)	2019(b)	2020(c)
Net sales	$14,522	15,264	17,408	18,372	16,785
Earnings from continuing operations – common stockholders	$1,590	1,643	2,203	2,306	1,965
Basic earnings per common share from continuing operations	$2.46	2.54	3.48	3.74	3.26
Diluted earnings per common share from continuing operations	$2.45	2.54	3.46	3.71	3.24
Cash dividends per common share	$1.90	1.92	1.94	1.96	2.00
Long-term debt	$4,051	3,794	3,137	4,277	6,326
Total assets	$21,732	19,589	20,390	20,497	22,882

(a) Includes income tax benefit of $189 ($0.30 per share) from the impacts of U.S. tax reform.

(b) Includes restructuring costs of $0.12 per share and discrete tax benefits of $0.14 per share.

(c) Restructuring costs and special advisory fees reduced earnings by $0.42 per share, while discrete tax items provided a $0.20 per share benefit.

See Note 4 for information regarding the Company's acquisition and divestiture activities for the last three years, Note 6 for information regarding restructuring activities, and Note 14 for information regarding income taxes.

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

Non-GAAP Financial Measures
To supplement the Company’s financial information presented in accordance with U.S. generally accepted accounting principles (U.S. GAAP), management periodically uses certain “non-GAAP financial measures,” as such term is defined in Regulation G under SEC rules, to clarify and enhance understanding of past performance and prospects for the future. Generally, a non-GAAP financial measure is a numerical measure of a company’s operating performance, financial position or cash flows that excludes or includes amounts that are included in or excluded from the most directly comparable measure calculated and presented in accordance with U.S. GAAP. For example, non-GAAP measures may exclude the impact of certain items such as our strategic repositioning actions, acquisitions or divestitures, U.S. tax reform, changes in reporting segments, gains, losses and impairments, or items outside of management’s control, such as foreign currency exchange rate fluctuations. Management believes that the following non-GAAP financial measures provide investors and analysts useful insight into the Company’s financial position and operating performance. Any non-GAAP measure provided should be viewed in addition to, and not as an alternative to, the most directly comparable measure determined in accordance with U.S. GAAP, as identified in italics below. Further, the calculation of these non-GAAP financial measures may differ from the calculation of similarly titled financial measures presented by other companies and therefore may not be comparable among companies.
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
Earnings, earnings per share, return on common stockholders’ equity and return on total capital excluding certain gains and losses, impairments, restructuring costs, impacts of the strategic portfolio repositioning actions and other acquisitions or divestitures, impacts of U.S. tax reform or other discrete taxes, or other items provide additional insight into the underlying, ongoing operating performance of the Company and facilitate period-to-period comparisons by excluding the earnings impact of these items. Management believes that presenting earnings, earnings per share, return on common stockholders' equity and return on total capital excluding these items is more representative of the Company’s operational performance and may be more useful for investors (U.S. GAAP measures: earnings, earnings per share, return on common stockholders’ equity, return on total capital).
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

FINANCIAL REVIEW
Report of Management
The Company's management is responsible for the integrity and accuracy of the financial statements. Management believes that the financial statements for each of the years in the three-year period ended September 30, 2020 have been prepared in conformity with U.S. generally accepted accounting principles appropriate in the circumstances. In preparing the financial statements, management makes informed judgments and estimates where necessary to reflect the expected effects of events and transactions that have not been completed. The Company's disclosure controls and procedures ensure that material information required to be disclosed is recorded, processed, summarized and communicated to management and reported within the required time periods.
In meeting its responsibility for the reliability of the financial statements, management relies on a system of internal accounting controls. This system is designed to provide reasonable assurance that assets are safeguarded and transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of financial statements in accordance with U.S. generally accepted accounting principles. The design of this system recognizes that errors or irregularities may occur and that estimates and judgments are required to assess the relative cost and expected benefits of the controls. Management believes that the Company's internal accounting controls provide reasonable assurance that errors or irregularities that could be material to the financial statements are prevented or would be detected within a timely period.
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
Management's Report on Internal Control Over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework and the criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that internal control over financial reporting was effective as of September 30, 2020.
The Company's auditor, KPMG LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of the Company's internal control over financial reporting.

/s/ David N. Farr	/s/ Frank J. Dellaquila
David N. Farr	Frank J. Dellaquila
Chairman of the Board	Senior Executive Vice President
and Chief Executive Officer	and Chief Financial Officer

Results of Operations
Years ended September 30
(Dollars in Item 7 are in millions, except per share amounts or where noted)

	2018	2019	2020	19 vs. 18	20 vs. 19

Net sales	$17,408	18,372	16,785	6%	(9)%
Gross profit	$7,432	7,815	7,009	5%	(10)%
Percent of sales	42.7%	42.5%	41.8%

SG&A	$4,269	4,457	3,986
Percent of sales	24.5%	24.2%	23.8%

Other deductions, net	$337	325	532
Amortization of intangibles	$211	238	239
Restructuring costs	$65	95	284

Interest expense, net	$159	174	156

Earnings before income taxes	$2,667	2,859	2,335	7%	(18)%
Percent of sales	15.3%	15.6%	13.9%

Net earnings common stockholders	$2,203	2,306	1,965	5%	(15)%
Percent of sales	12.7%	12.6%	11.7%

Diluted EPS	$3.46	3.71	3.24	7%	(13)%

Return on common stockholders' equity	24.9%	26.8%	23.6%
Return on total capital	20.6%	19.5%	16.8%

COVID-19 UPDATE
Emerson's business, operations and end markets were negatively impacted in 2020 by the global outbreak and rapid spread of the coronavirus (COVID-19). As the situation rapidly evolved, the Company's leadership and global operations remained focused on safely serving our customers and protecting the health and safety of our employees. In response to the pandemic, the Company took actions aligned with the World Health Organization and the Centers for Disease Control and Prevention to protect its workforce so they could more safely and effectively perform their work. The Company embraced guidelines set by these organizations, including social distancing, good hygiene, restrictions on employee travel and in-person meetings, and changes to employee work arrangements including remote work arrangements where appropriate.

The outbreak began in the Company's second fiscal quarter and resulted in a rapid decline in demand which impacted most of the Company's end markets and geographies in the second half of the year, particularly in North America. Overall, sales declined 9 percent compared with the prior year, consistent with management's guidance provided in April 2020. Demand has begun to return in the Commercial & Residential Solutions business and stabilize in the Automation Solutions business.

In response to COVID-19, the Company increased its restructuring and cost reset actions that began in the third quarter of fiscal 2019. These incremental efforts and prior actions resulted in fiscal 2020 savings of approximately $220 and supported the Company's profitability despite the headwind from lower sales. The Company also benefited in the second half of the year from a salary and hiring freeze, furloughs, compensation reductions for the Board of Directors and key executives across Emerson, and curtailed travel, meetings and discretionary spending. Overall, selling, general and administrative expenses as a percent of sales decreased 0.9 percentage points in the second half of the year despite the negative impact from deleverage on lower sales, and the restructuring initiatives are expected to yield improved operating margins as sales volumes recover.

The Company also increased its cash holdings to support liquidity in response to the potential effects of COVID-19. In April 2020, the Company issued $1.5 billion of long-term debt at a weighted-average rate of approximately 2.15% to further manage its liquidity and balance sheet, and in September 2020, issued an additional $750 of long-term debt at 0.875%, a portion of which was used to fund the acquisition of Open Systems International, Inc., which closed on October 1, 2020. The Company also took actions to conservatively manage its cash through reductions in planned capital expenditures for fiscal 2020 and by suspending its share repurchases in the third quarter. The Company's long-term debt ratings, which are A2 by Moody's Investors Service and A by Standard and Poor's, remain unchanged. Management's actions to adjust to the lower demand caused by COVID-19 supported the Company's commitment to its dividend plan and on November 3, 2020, it approved an increase to its dividend for the 65th consecutive year.

See "Outlook" and Item 1A - "Risk Factors" for additional discussion of the impacts of COVID-19 and the Company's response.

OVERVIEW
Overall, sales for 2020 were $16.8 billion, down 9 percent compared with the prior year, and were adversely impacted by foreign currency translation which deducted 1 percent. During the year, the Company took restructuring and other actions to protect its operating results from the deleverage caused by lower sales.

Net earnings common stockholders were $1,965 in 2020, down 15 percent compared with prior year earnings of $2,306, and diluted earnings per share were $3.24, down 13 percent versus $3.71 per share in 2019, largely due to higher restructuring charges related to the Company's initiatives to improve operating margins.

The Company generated operating cash flow of $3.1 billion in 2020, an increase of $77, or 3 percent, due in part to lower working capital needs associated with lower demand. The Company also took actions to ensure adequate liquidity and successfully raised over $2.2 billion in the debt markets.

NET SALES
Net sales for 2020 were $16.8 billion, a decrease of $1.6 billion, or 9 percent compared with 2019. Sales decreased $1,047 in Automation Solutions and $526 in Commercial & Residential Solutions. Underlying sales, which exclude foreign currency translation, acquisitions and divestitures, decreased 8 percent ($1.4 billion) on lower volume. Divestitures net of acquisitions subtracted $11 and foreign currency translation subtracted 1 percent ($161). Underlying sales decreased 11 percent in the U.S. and 5 percent internationally.

Net sales for 2019 were $18.4 billion, an increase of $1.0 billion, or 6 percent compared with 2018. Sales increased $761 in Automation Solutions and $187 in Commercial & Residential Solutions. Underlying sales increased 3 percent ($526) on higher volume and slightly higher price. Acquisitions added 5 percent ($759) while foreign currency translation subtracted 2 percent ($321). Underlying sales increased 2 percent in the U.S. and 4 percent internationally.
INTERNATIONAL SALES
Emerson is a global business with international sales representing 56 percent of total sales in 2020, including U.S. exports. The Company generally expects faster economic growth in emerging markets in Asia, Latin America, Eastern Europe and Middle East/Africa.
International destination sales, including U.S. exports, decreased 6 percent, to $9.4 billion in 2020, reflecting decreases in both the Automation Solutions and Commercial & Residential Solutions businesses. U.S. exports of $1.0 billion were down 10 percent compared with 2019. Underlying international destination sales were down 5 percent, as foreign currency translation had a 1 percent unfavorable impact on the comparison. Underlying sales decreased 4 percent in Europe, 4 percent in Asia, Middle East & Africa (China down 5 percent), 7 percent in Latin America and 11 percent in Canada. Origin sales by international subsidiaries, including shipments to the U.S., totaled $8.5 billion in 2020, down 5 percent compared with 2019.

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

ACQUISITIONS AND DIVESTITURES
On October 1, 2020, the Company completed the acquisition of Open Systems International, Inc., a leading operations technology software provider in the global power industry, for approximately $1.6 billion, net of cash acquired. This business, which has annual sales of approximately $170, will be reported in the Automation Solutions segment.

In 2020, the Company acquired three businesses, two in the Automation Solutions segment and one in the Climate Technologies segment, for $126, net of cash acquired.

The Company acquired eight businesses in 2019, all in the Automation Solutions segment, for $469, net of cash acquired. These eight businesses had combined annual sales of approximately $300.

On July 17, 2018, the Company completed the acquisition of Aventics, a global provider of smart pneumatics technologies that power machine and factory automation applications, for $622, net of cash acquired. This business, which has annual sales of approximately $425, is included in the Industrial Solutions product offering within the Automation Solutions segment.

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

On October 2, 2017, the Company sold its residential storage business for $200 in cash, and recognized a small pretax gain and an after-tax loss of $24 ($0.04 per share) in 2018 due to income taxes resulting from nondeductible goodwill. The Company realized approximately $150 in after-tax cash proceeds from the sale.

See Note 4 for further information on acquisitions and divestitures, including pro forma financial information.

COST OF SALES
Cost of sales for 2020 were $9,776, a decrease of $781 compared with $10,557 in 2019, primarily due to lower volume. Gross profit was $7,009 in 2020 compared to $7,815 in 2019, while gross margin decreased 0.7 percentage points to 41.8 percent, reflecting deleverage on lower sales volume and unfavorable mix within Automation Solutions, partially offset by favorable price-cost.

Cost of sales for 2019 were $10,557, an increase of $581 compared with $9,976 in 2018. The increase is primarily due to acquisitions and higher volume, partially offset by the impact of foreign currency translation. Gross profit was $7,815 in 2019 compared to $7,432 in 2018. Gross margin decreased 0.2 percentage points to 42.5 percent, reflecting unfavorable mix and the impact of acquisitions, partially offset by savings from cost reduction actions. Gross margin was 42.7 percent in 2018.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative (SG&A) expenses of $3,986 in 2020 decreased $471 compared with 2019 and SG&A as a percent of sales decreased 0.4 percentage points to 23.8 percent. Savings of approximately $220 from the Company's restructuring and cost reset actions that began in the third quarter of fiscal 2019 offset deleverage on lower sales volume. The Company's restructuring initiatives are expected to yield improved operating margins as sales volumes recover. The Company also benefited in the second half of the year from a salary and hiring freeze, furloughs, compensation reductions for the Board of Directors and key executives across Emerson, and curtailed travel, meetings and discretionary spending.

SG&A expenses of $4,457 in 2019 increased $188 compared with 2018 due to acquisitions and higher volume. SG&A as a percent of sales of 24.2 percent decreased 0.3 percentage points due to leverage on higher volume and lower incentive stock compensation of $96, reflecting a decreasing stock price in the current year compared to an increasing stock price in the prior year, partially offset by a negative impact from acquisitions of 0.4 percentage points and higher investment spending.

OTHER DEDUCTIONS, NET
Other deductions, net were $532 in 2020, an increase of $207 compared with 2019. The increase reflects increased restructuring costs of $189 and an unfavorable impact on comparisons from pensions of $48, partially offset by lower acquisition/divestiture and litigation costs. See Note 5.

Other deductions, net were $325 in 2019, a decrease of $12 compared with 2018. The decrease primarily reflects lower acquisition/divestiture costs of $29, pension expenses of $42 and foreign currency transactions of $13, partially offset by higher intangibles amortization and restructuring expense of $27 and $30, respectively.

INTEREST EXPENSE, NET
Interest expense, net was $156, $174 and $159 in 2020, 2019 and 2018, respectively. The decrease in 2020 reflects the maturity of long-term debt with relatively higher interest rates, partially offset by lower interest income. The increase in 2019 was due to lower interest income.

EARNINGS BEFORE INCOME TAXES
Pretax earnings of $2,335 decreased $524 in 2020, down 18 percent compared with 2019. Earnings decreased $424 in Automation Solutions and $153 in Commercial & Residential Solutions. Costs reported at Corporate decreased $35, as an increase in unallocated pension and postretirement costs of $55 was more than offset by a decline in all other corporate costs of $90. See the Business discussion that follows and Note 18.

Pretax earnings of $2,859 increased $192 in 2019, up 7 percent compared with 2018. Earnings increased $61 in Automation Solutions and decreased $81 in Commercial & Residential Solutions, while costs reported at Corporate decreased $227.

INCOME TAXES
On December 22, 2017, the U.S. government enacted tax reform, the Tax Cuts and Jobs Act (the “Tax Act”), which made comprehensive changes to U.S. federal income tax laws by moving from a global to a modified territorial tax regime. The Tax Act includes a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent in calendar year 2018 along with the elimination of certain deductions and credits, and a one-time “deemed repatriation” of accumulated non-U.S. earnings. During 2018, the Company recognized a net tax benefit of $189 ($0.30 per share) due to impacts of the Tax Act, consisting of a $94 benefit on revaluation of net deferred income tax liabilities to the lower tax rate, $35 of expense for the tax on deemed repatriation of accumulated non-U.S. earnings and withholding taxes, and the reversal of $130 accrued in previous periods for the planned repatriation of non-U.S. cash. The Company completed its accounting for the Tax Act in the first quarter of fiscal 2019.

Effective in fiscal 2019, the Tax Act also subjects the Company to U.S. tax on global intangible low-taxed income earned by certain of its non-U.S. subsidiaries. The Company has elected to recognize this tax as a period expense when it is incurred. In the second quarter of fiscal 2019, the Company recorded a $13 ($0.02 per share) tax benefit due to the issuance of final regulations related to the one-time tax on deemed repatriation.

On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic, and among other things, provides tax relief to businesses. Tax provisions of the CARES Act include the deferral of certain payroll taxes, relief for retaining employees, and other provisions. The Company expects to defer $75 of certain payroll taxes through the end of calendar year 2020, of which $48 was deferred through September 30, 2020.

Income taxes were $345, $531 and $443 for 2020, 2019 and 2018, respectively, resulting in effective tax rates of 15 percent, 19 percent and 17 percent in 2020, 2019 and 2018, respectively. The rates in all years include benefits from restructuring subsidiaries of $103 ($0.17 per share), $74 ($0.12 per share) and $53 ($0.08 per share), respectively. The 2020 rate also included the impact of a research and development tax credit study, while 2019 and 2018 included discrete tax benefits due to the impacts of the Tax Act described above. See Note 14.

NET EARNINGS AND EARNINGS PER SHARE; RETURNS ON EQUITY AND TOTAL CAPITAL
Net earnings attributable to common stockholders in 2020 were $1,965, down 15 percent compared with 2019, and diluted earnings per share were $3.24, down 13 percent compared with $3.71 in 2019. The decline in sales volume, largely attributable to the negative effects of COVID-19, resulted in a decline in operating results of $0.27 per share, while restructuring costs and special advisory fees reduced earnings by $0.42 per share in the current year ($0.12 per share in the prior year). Higher pension expense partially offset by lower stock compensation expense negatively affected comparisons by $0.07 per share and unfavorable foreign currency deducted $0.06 per share. Results were favorably impacted by discrete tax items recognized in the fourth quarter ($0.20 per share), which included the subsidiary restructurings discussed above, while other discrete tax items provided a benefit of $0.08 per share. The prior year included discrete tax benefits of $0.12 per share. Share repurchases and lower interest expense provided a combined benefit of $0.09 per share.

Net earnings attributable to common stockholders in 2019 were $2,306, up 5 percent compared with 2018, and diluted earnings per share were $3.71, up 7 percent, due to modest sales growth and lower corporate expenses. Earnings per share comparisons were also impacted by the prior year net tax benefit due to impacts of the Tax Act of $0.30 per share discussed above, which was partially offset by 2018 first year acquisition accounting charges of $0.09 per share and a $0.04 per share loss on the residential storage business.

Return on common stockholders' equity (net earnings attributable to common stockholders divided by average common stockholders' equity) was 23.6 percent in 2020 compared with 26.8 percent in 2019 and 24.9 percent in 2018. Return on total capital was 16.8 percent in 2020 compared with 19.5 percent in 2019 and 20.6 percent in 2018 (computed as net earnings attributable to common stockholders excluding after-tax net interest expense, divided by average common stockholders' equity plus short- and long-term debt less cash and short-term investments). Lower net earnings negatively impacted returns in 2020. In 2019, higher net earnings benefited the returns, while an increase in long-term debt negatively impacted the return on total capital.

Business Segments
Following is an analysis of segment results for 2020 compared with 2019, and 2019 compared with 2018. The Company defines segment earnings as earnings before interest and income taxes.

AUTOMATION SOLUTIONS
	2018	2019	2020	19 vs. 18	20 vs. 19

Sales	$11,441	12,202	11,155	7%	(9)%
Earnings	$1,886	1,947	1,523	3%	(22)%
Margin	16.5%	16.0%	13.6%

Sales by Major Product Offering
Measurement & Analytical Instrumentation	$3,604	3,807	3,237	6%	(15)%
Valves, Actuators & Regulators	3,749	3,794	3,589	1%	(5)%
Industrial Solutions	1,967	2,232	2,012	14%	(10)%
Process Control Systems & Solutions	2,121	2,369	2,317	12%	(2)%
Total	$11,441	12,202	11,155	7%	(9)%

2020 vs. 2019 - Automation Solutions sales were $11.2 billion in 2020, a decrease of $1,047, or 9 percent. Underlying sales decreased 8 percent ($963) on lower volume. The Machine Automation Solutions acquisition added $47 and foreign currency translation had a 1 percent ($131) unfavorable impact. Sales for Measurement & Analytical Instrumentation decreased $570, or 15 percent, due to weakness in process industries, primarily in North America. Valves, Actuators & Regulators decreased $205, or 5 percent, reflecting slower demand in most end markets. Industrial Solutions sales decreased $220, or 10 percent, on lower global demand in discrete end markets. Process Control Systems & Solutions decreased $52, or 2 percent, due to weakness in power end markets in China and process end markets in the U.S., partially offset by the Machine Automation Solutions acquisition. Underlying sales decreased 14 percent in the Americas (U.S. down 14 percent), 5 percent in Europe, and 1 percent in Asia, Middle East & Africa (China down 2 percent). Earnings of $1,523 decreased $424 from the prior year, primarily due to higher restructuring expenses of $179 and lower volume. Margin decreased 2.4 percentage points to 13.6 percent, reflecting a negative impact from restructuring expenses of 1.7 percentage points and unfavorable mix. Savings from cost reduction actions offset deleverage on lower sales volume.

2019 vs. 2018 - Automation Solutions sales were $12.2 billion in 2019, an increase of $761, or 7 percent. Underlying sales increased 5 percent ($582) on higher volume and slightly higher price. Acquisitions added 4 percent ($426) and foreign currency translation had a 2 percent ($247) unfavorable impact. Sales for Measurement & Analytical Instrumentation increased $203, or 6 percent, reflecting broad-based strength across process and hybrid end markets. Valves, Actuators & Regulators increased $45, or 1 percent, on favorable global oil and gas demand. Industrial Solutions sales increased $265, or 14 percent, due to the Aventics acquisition ($292), while discrete manufacturing end markets were slow in the U.S. and Europe. Process Control Systems & Solutions increased $248, or 12 percent, driven by greenfield investment and modernization activity, while acquisitions added $134. Underlying sales increased 4 percent in the Americas (U.S. up 2 percent), 4 percent in Europe, and 8 percent in Asia, Middle East & Africa (China up 13 percent), supported by infrastructure investment across the region. Earnings of $1,947 increased $61 from the prior year driven by higher volume and price. Margin decreased 0.5 percentage points to 16.0 percent, reflecting a dilutive impact from acquisitions of 0.7 percentage points and increased restructuring expense of $24. Excluding these items, margin increased due to leverage on the higher volume.

COMMERCIAL & RESIDENTIAL SOLUTIONS
	2018	2019	2020	19 vs. 18	20 vs. 19

Sales:
Climate Technologies	$4,454	4,313	3,980	(3)%	(8)%
Tools & Home Products	1,528	1,856	1,663	22%	(10)%
Total	$5,982	6,169	5,643	3%	(9)%

Earnings:
Climate Technologies	$972	883	801	(9)%	(9)%
Tools & Home Products	380	388	317	2%	(18)%
Total	$1,352	1,271	1,118	(6)%	(12)%
Margin	22.6%	20.6%	19.8%

2020 vs. 2019 - Commercial & Residential Solutions sales were $5.6 billion in 2020, a decrease of $526, or 9 percent. Underlying sales decreased 7 percent ($454) on lower volume. The divestiture of two small non-core businesses subtracted 1 percent ($42) and foreign currency translation deducted 1 percent ($30). Climate Technologies sales were $4.0 billion in 2020, a decrease of $333, or 8 percent. Air conditioning and heating sales declined, reflecting a sharp decline in Asia and moderate decline in the U.S. due to the effects of COVID-19. Global cold chain sales were also down, reflecting double-digit declines in Asia and Europe, while North America was down moderately. Tools & Home Products sales were $1.7 billion in 2020, down $193 or 10 percent compared to the prior year, reflecting sharp declines in global professional tools markets. Sales for wet/dry vacuums were down moderately and food waste disposers were down slightly. Overall, underlying sales decreased 7 percent in the Americas (U.S. down 8 percent) and 3 percent in Europe, while Asia, Middle East & Africa decreased 11 percent (China down 11 percent). Earnings were $1,118, a decrease of $153, and margin was down 0.8 percentage points, due to deleverage on lower sales volume and higher restructuring expenses which negatively impacted margins by 0.5 percentage points, partially offset by savings from cost reduction actions and favorable price-cost.

2019 vs. 2018 - Commercial & Residential Solutions sales were $6.2 billion in 2019, an increase of $187, or 3 percent. Underlying sales decreased 1 percent ($59) on lower volume partially offset by higher price. Acquisitions added 5 percent ($320) while foreign currency translation subtracted 1 percent ($74). Climate Technologies sales were $4.3 billion in 2019, a decrease of $141, or 3 percent. HVAC sales were down sharply in Asia, Middle East & Africa, particularly in China air conditioning and heating markets, while growth in the U.S. was modest. Global cold chain sales were down slightly, as modest growth in the U.S. was more than offset by slower demand in Asia and Europe. Tools & Home Products sales were $1.9 billion in 2019, up $328 or 22 percent compared to the prior year, reflecting the tools and test acquisition and modest growth for professional tools. Sales for wet/dry vacuums were up moderately due to higher price, while food waste disposers were flat. Overall, underlying sales increased 3 percent in the Americas (U.S. up 2 percent) and 1 percent in Europe, while Asia, Middle East & Africa decreased 12 percent (China down 15 percent). Earnings were $1,271, a decrease of $81, and margin was down 2.0 percentage points, primarily due to a dilutive impact from the tools and test acquisition of 0.8 percentage points, deleverage on lower volume in the Climate Technologies segment and unfavorable mix.

Financial Position, Capital Resources and Liquidity

Emerson maintains a conservative financial structure to provide the strength and flexibility necessary to achieve our strategic objectives and has been successful in efficiently deploying cash where needed worldwide to fund operations, complete acquisitions and sustain long-term growth. During fiscal 2020, the Company increased its cash holdings to support liquidity in response to the potential effects of COVID-19. In April 2020, the Company issued $1.5 billion of long-term debt at a weighted-average rate of approximately 2.15% to further manage its liquidity and balance sheet, and in September 2020, issued an additional $750 of long-term debt at 0.875%, a portion of which was used to fund the acquisition of Open Systems International, Inc. (OSI), which closed on October 1, 2020.

The Company also took actions to conservatively manage its cash through reductions in planned capital expenditures for fiscal 2020 and by suspending its share repurchases in the third quarter. The Company's long-term debt ratings, which are A2 by Moody's Investors Service and A by Standard and Poor's, remain unchanged. The Company currently believes that sufficient funds will be available to meet its needs for the foreseeable future through operating cash flow, existing resources, short- and long-term debt capacity, or its $3.5 billion revolving backup credit facility under which it has not incurred any borrowings. The Company remains committed to its dividend plan and on November 3, 2020, approved an increase to its dividend for the 65th consecutive year.

Emerson is in a strong financial position, with total assets of $23 billion and stockholders' equity of $8 billion, and has the resources available for reinvestment in existing businesses, strategic acquisitions and managing its capital structure on a short- and long-term basis. The Company continues to generate substantial operating cash flow, including over $3.0 billion in each of the last two years.

CASH FLOW
	2018	2019	2020

Operating Cash Flow	$2,892	3,006	3,083
Percent of sales	16.6%	16.4%	18.4%
Capital Expenditures	$617	594	538
Percent of sales	3.5%	3.2%	3.2%
Free Cash Flow (Operating Cash Flow less Capital Expenditures)	$2,275	2,412	2,545
Percent of sales	13.1%	13.1%	15.2%
Operating Working Capital	$985	1,113	866
Percent of sales	5.7%	6.1%	5.2%

Operating cash flow for 2020 was $3.1 billion, a $77, or 3 percent increase compared with 2019, as lower working capital needs associated with lower demand more than offset a decrease in earnings. Operating cash flow of $3.0 billion in 2019 increased 4 percent compared to $2.9 billion in 2018, due to higher earnings, partially offset by higher operating working capital. At September 30, 2020, operating working capital as a percent of sales was 5.2 percent compared with 6.1 percent in 2019 and 5.7 percent in 2018. Contributions to pension plans were $66 in 2020, $60 in 2019 and $61 in 2018.

Capital expenditures were $538, $594 and $617 in 2020, 2019 and 2018, respectively. Free cash flow (operating cash flow less capital expenditures) was $2.5 billion in 2020, up 6 percent. Free cash flow was $2.4 billion in 2019, compared with $2.3 billion in 2018. The Company is targeting capital spending of approximately $600 in 2021. Net cash paid in connection with acquisitions was $126, $469 and $2.2 billion in 2020, 2019 and 2018, respectively. This does not reflect the OSI acquisition, which closed on October 1, 2020 for approximately $1.6 billion. Proceeds from divestitures were $14 and $201 in 2019 and 2018, respectively.

Dividends were $1,209 ($2.00 per share) in 2020, compared with $1,209 ($1.96 per share) in 2019 and $1,229 ($1.94 per share) in 2018. In November 2020, the Board of Directors voted to increase the quarterly cash dividend 1 percent, to an annualized rate of $2.02 per share.

Purchases of Emerson common stock totaled $942, $1,250 and $1,000 in 2020, 2019 and 2018, respectively, at average per share prices of $57.41, $62.83 and $66.25.

The Board of Directors authorized the purchase of up to 70 million common shares in November 2015. In March 2020, the Board of Directors authorized the purchase of an additional 60 million shares and a total of 66 million shares remain available for purchase under the authorizations. The Company purchased 16.4 million shares in 2020, 19.9 million shares in 2019 and 15.1 million shares in 2018 under the authorizations.

LEVERAGE/CAPITALIZATION
	2018	2019	2020

Total Assets	$20,390	20,497	22,882
Long-term Debt	$3,137	4,277	6,326
Common Stockholders' Equity	$8,947	8,233	8,405

Total Debt-to-Total Capital Ratio	34.7%	41.0%	47.1%
Net Debt-to-Net Capital Ratio	29.1%	33.9%	33.2%
Operating Cash Flow-to-Debt Ratio	60.7%	52.5%	41.2%
Interest Coverage Ratio	14.2X	15.2X	14.4X

Total debt, which includes long-term debt, current maturities of long-term debt, commercial paper and other short-term borrowings, was $7,486, $5,721 and $4,760 as of September 30, 2020, 2019 and 2018, respectively. During the year, the Company repaid $500 of 4.875% notes that matured in October 2019. In April 2020, the Company issued $500 of 1.8% notes due October 2027, $500 of 1.95% notes due October 2030 and $500 of 2.75% notes due October 2050. In September 2020, the Company issued $750 of 0.875% notes due October 2026. The net proceeds from the sale of the notes were used to reduce commercial paper borrowings and for general corporate purposes. A portion of the proceeds from the notes issued in September were also used to fund the acquisition of OSI, which closed on October 1, 2020. In 2019, the Company repaid $400 of 5.25% notes that matured in October 2018 and $250 of 5.0% notes that matured in April 2019, while $250 of 5.375% notes that matured in October 2017 were paid in fiscal 2018. In January 2019, the Company issued €500 of 1.25% notes due October 2025 and €500 of 2.0% notes due October 2029. In May 2019, the Company issued €500 of 0.375% notes due May 2024.
The total debt-to-capital ratio increased in 2020 due to the long-term debt issuances described above. The net debt-to-net capital ratio (less cash and short-term investments) decreased slightly, reflecting the timing of the acquisition of OSI, which closed shortly after year-end. In 2019 the total debt-to-capital ratio and the net debt-to-net capital ratio increased due to increased borrowings. The operating cash flow-to-debt ratio decreased in 2020 due to the increased borrowings. The decrease in 2019 was due to the increased borrowings, partially offset by a modest increase in operating cash flows. The interest coverage ratio is computed as earnings before income taxes plus interest expense, divided by interest expense. The decrease in 2020 reflects lower earnings, partially offset by lower interest expense. The increase in 2019 was due to higher earnings as compared to 2018.

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

Emerson's financial structure provides the flexibility necessary to achieve its strategic objectives. The Company has been successful in efficiently deploying cash where needed worldwide to fund operations, complete acquisitions and sustain long-term growth. At September 30, 2020, $1.7 billion of the Company's cash was held in the U.S., primarily to fund the OSI acquisition. The remaining $1.6 billion of cash was held outside the U.S. (primarily in Europe and Asia). The Company routinely repatriates a portion of its non-U.S. cash from earnings each year, or otherwise when it can be accomplished tax efficiently, and provides for withholding taxes and any applicable U.S. income taxes as appropriate. The Company has been able to readily meet all its funding requirements and currently believes that sufficient funds will be available to meet the Company's needs in the foreseeable future through operating cash flow, existing resources, short- and long-term debt capacity or backup credit lines.

CONTRACTUAL OBLIGATIONS
At September 30, 2020, the Company's contractual obligations, including estimated payments, are as follows:

	Amounts Due By Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years

Long-term Debt (including Interest)	$8,462	464	1,324	1,327	5,347
Operating Leases	565	159	216	105	85
Purchase Obligations	889	726	121	36	6
Total	$9,916	1,349	1,661	1,468	5,438

Purchase obligations consist primarily of inventory purchases made in the normal course of business to meet operational requirements. The table above does not include the majority of other noncurrent liabilities (except for lease-related obligations), which total $2,324 and consist primarily of pension and postretirement plan liabilities, asbestos litigation, deferred income taxes and unrecognized tax benefits, because it is not certain when these amounts will become due. See Note 12 for estimated future benefit payments and Note 14 for additional information on deferred income taxes.

FINANCIAL INSTRUMENTS
The Company is exposed to market risk related to changes in interest rates, foreign currency exchange rates and commodity prices, and selectively uses derivative financial instruments, including forwards, swaps and purchased options to manage these risks. The Company does not hold derivatives for trading or speculative purposes. The value of derivatives and other financial instruments is subject to change as a result of market movements in rates and prices. Sensitivity analysis is one technique used to forecast the impact of these movements. Based on a hypothetical 10 percent increase in interest rates, a 10 percent decrease in commodity prices or a 10 percent weakening in the U.S. dollar across all currencies, the potential losses in future earnings, fair value or cash flows are not material. Sensitivity analysis has limitations; for example, a weaker U.S. dollar would benefit future earnings through favorable translation of non-U.S. operating results, and lower commodity prices would benefit future earnings through lower cost of sales. See Notes 1, and 9 through 11.

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

As of September 30, 2020, the U.S. pension plans were underfunded by $142 in total, including unfunded plans totaling $223. The non-U.S. plans were underfunded by $266, including unfunded plans totaling $319. The Company contributed a total of $66 to defined benefit plans in 2020 and expects to contribute approximately $50 in 2021. At year-end 2020, the discount rate for U.S. plans was 2.81 percent, and was 3.22 percent in 2019. The assumed investment return on plan assets was 6.75 percent in 2020, 7.00 percent in 2019 and 7.00 percent in 2018, and will be 6.50 percent for 2021. Deferred actuarial losses to be amortized to expense in future years were $1,253 ($950 after-tax) as of September 30, 2020. See Notes 12 and 13.

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

Other Items

LEGAL MATTERS
At September 30, 2020, there were no known contingent liabilities (including guarantees, pending litigation, taxes and other claims) that management believes will be material in relation to the Company's financial statements, nor were there any material commitments outside the normal course of business.

NEW ACCOUNTING PRONOUNCEMENTS
On October 1, 2019, the Company adopted ASC 842, Leases, which requires rights and obligations related to lease arrangements to be recognized on the balance sheet, using the optional transition method under which prior periods were not adjusted. The Company elected the package of practical expedients for leases that commenced prior to the adoption date, which included carrying forward the historical lease classification as operating or finance. The adoption of ASC 842 resulted in the recognition of operating lease right-of-use assets and related lease liabilities of approximately $500 as of October 1, 2019, but did not materially impact the Company's earnings or cash flows for the year ended September 30, 2020.

On October 1, 2019, the Company adopted updates to ASC 815, Derivatives and Hedging, which permit hedging certain contractually specified risk components. Additionally, the updates eliminate the requirement to separately measure and report hedge ineffectiveness and simplify hedge documentation and effectiveness assessment requirements. These updates were adopted using a modified retrospective approach and were immaterial to the Company's financial statements for the year ended September 30, 2020.

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

In January 2017, the FASB issued updates to ASC 350, Intangibles - Goodwill and Other, eliminating the requirement to measure impairment based on the implied fair value of goodwill compared to the carrying amount of a reporting unit’s goodwill. Instead, goodwill impairment will be measured as the excess of a reporting unit’s carrying amount over its estimated fair value. These updates are effective prospectively beginning in fiscal 2021 and are not expected to impact the Company's financial statements unless a potential goodwill impairment is identified.
In August 2018, the FASB issued updates to ASC 350, Intangibles - Goodwill and Other, which align the requirements for capitalizing implementation costs incurred in a software hosting arrangement with the requirements for costs incurred to develop or obtain internal-use software. The Company plans to adopt these updates prospectively in the first quarter of fiscal 2021 and they are not expected to materially impact the Company's results of operations.
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
In August 2018, the FASB issued updates to ASC 715, Compensation - Retirement Benefits, which modify the disclosure requirements for employers that sponsor defined benefit plans or other postretirement plans. These updates are effective in fiscal 2021 and must be adopted on a retrospective basis. The updates change disclosures only and will not impact the Company’s results of operations.

FISCAL 2021 OUTLOOK
Despite the uncertainties and challenges from COVID-19, Emerson ended the year with strong profitability, earnings and cash flow, driven by its ongoing cost containment and restructuring actions. As the broader macroeconomic outlook begins to stabilize, the Company is well-positioned with a more agile and lean cost structure to sustain and build upon its strong profitability, particularly as late cycle end markets begin their recovery. Although much of the attention this year was focused on reacting to the pandemic, Emerson also continued to invest and build on its innovation and technology footprint, including the strategic acquisition of Open Systems International, Inc. (OSI).

Emerson's outlook for fiscal 2021 assumes a conservative forecast for the macroeconomic environment given the current uncertainty, with slow-but-steady improvement in demand over the course of the year as economies, companies and communities continue to gradually reopen and learn to safely operate with the virus. Overall, revenue is expected to return to growth in the third quarter of 2021, with Commercial & Residential Solutions returning to growth in the first quarter and Automation Solutions returning to growth later in the year.

For the full year, consolidated net sales are expected to be up 1 to 4 percent, with underlying sales down 1 to up 2 percent excluding a 1 percent favorable impact from foreign currency translation and a 1 percent favorable impact from the OSI acquisition. Automation Solutions net sales are expected to be down 1 to up 2 percent, with underlying sales down 1 to 4 percent excluding a 1 percent favorable impact from foreign currency translation and a 2 percent favorable impact from the OSI acquisition. Commercial & Residential Solutions net sales are expected to be up 5 to 8 percent, with underlying sales up 4 to 7 percent excluding a 1 percent impact from favorable foreign currency translation. Earnings per share are expected to be $3.06 to $3.16, while adjusted earnings per share, which exclude a $0.28 per share impact from restructuring actions and a $0.06 per share impact from OSI first year acquisition accounting charges, are expected to be $3.40 to $3.50. Operating cash flow is expected to be approximately $3.1 billion and free cash flow, which excludes targeted capital spending of $600 million, is expected to be approximately $2.5 billion. The Company intends to resume share repurchases in fiscal 2021 in the amount of $500 million to $1 billion, while concurrently maintaining optionality for further acquisitions should the opportunity arise. The guidance discussed herein assumes no major operational or supply chain disruptions and oil prices in the $35 to $50 range during this period. However, future developments related to COVID-19, including further actions taken by governmental authorities, potential shutdowns of our operations, or delays in the stabilization and recovery of economic conditions could further adversely affect our operations and financial results, as well as those of our customers and suppliers. See Item 1A - "Risk Factors."

Brexit Update

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

Consolidated Statements of Earnings
EMERSON ELECTRIC CO. & SUBSIDIARIES

Years ended September 30
(Dollars in millions, except per share amounts)

	2018	2019	2020

Net sales	$17,408	18,372	16,785
Costs and expenses:
Cost of sales	9,976	10,557	9,776
Selling, general and administrative expenses	4,269	4,457	3,986
Other deductions, net	337	325	532
Interest expense, net of interest income of: 2018, $43; 2019, $27; 2020, $19	159	174	156
Earnings before income taxes	2,667	2,859	2,335
Income taxes	443	531	345
Net earnings	2,224	2,328	1,990
Less: Noncontrolling interests in earnings of subsidiaries	21	22	25
Net earnings common stockholders	$2,203	2,306	1,965

Basic earnings per common share	$3.48	3.74	3.26

Diluted earnings per common share	$3.46	3.71	3.24

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
EMERSON ELECTRIC CO. & SUBSIDIARIES

Years ended September 30
(Dollars in millions)

	2018	2019	2020
Net earnings	$2,224	2,328	1,990

Other comprehensive income (loss), net of tax:
Foreign currency translation	(231)	(194)	85
Pension and postretirement	242	(508)	64
Cash flow hedges	(7)	(5)	(2)
Total other comprehensive income (loss)	4	(707)	147

Comprehensive income	2,228	1,621	2,137

Less: Noncontrolling interests in comprehensive income of subsidiaries	21	22	27
Comprehensive income common stockholders	$2,207	1,599	2,110

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
EMERSON ELECTRIC CO. & SUBSIDIARIES

September 30 (Dollars and shares in millions, except per share amounts)

	2019	2020
ASSETS
Current assets
Cash and equivalents	$1,494	3,315
Receivables, less allowances of $112 in 2019 and $138 in 2020	2,985	2,802
Inventories	1,880	1,928
Other current assets	780	761
Total current assets	7,139	8,806

Property, plant and equipment, net	3,642	3,688

Other assets
Goodwill	6,536	6,734
Other intangible assets	2,615	2,468
Other	565	1,186
Total other assets	9,716	10,388
Total assets	$20,497	22,882

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current maturities of long-term debt	$1,444	1,160
Accounts payable	1,874	1,715
Accrued expenses	2,658	2,910
Total current liabilities	5,976	5,785

Long-term debt	4,277	6,326

Other liabilities	1,971	2,324

Equity
Common stock, $0.50 par value; authorized, 1,200.0 shares; issued, 953.4 shares; outstanding, 611.0 shares in 2019; 598.0 shares in 2020	477	477
Additional paid-in-capital	393	470
Retained earnings	24,199	24,955
Accumulated other comprehensive income (loss)	(1,722)	(1,577)
	23,347	24,325
Less: Cost of common stock in treasury, 342.4 shares in 2019; 355.4 shares in 2020	15,114	15,920
Common stockholders’ equity	8,233	8,405
Noncontrolling interests in subsidiaries	40	42
Total equity	8,273	8,447
Total liabilities and equity	$20,497	22,882

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Equity
EMERSON ELECTRIC CO. & SUBSIDIARIES

Years ended September 30
(Dollars in millions, except per share amounts)

	2018	2019	2020

Common stock	$477	477	477

Additional paid-in-capital
Beginning balance	297	348	393
Stock plans	51	45	77
Ending balance	348	393	470

Retained earnings
Beginning balance	21,995	23,072	24,199
Net earnings common stockholders	2,203	2,306	1,965
Dividends paid (per share: 2018, $1.94; 2019, $1.96; 2020, $2.00)	(1,229)	(1,209)	(1,209)
Adoption of accounting standard updates	103	30	—
Ending balance	23,072	24,199	24,955

Accumulated other comprehensive income (loss)
Beginning balance	(1,019)	(1,015)	(1,722)
Foreign currency translation	(231)	(194)	83
Pension and postretirement	242	(508)	64
Cash flow hedges	(7)	(5)	(2)
Ending balance	(1,015)	(1,722)	(1,577)

Treasury stock
Beginning balance	(13,032)	(13,935)	(15,114)
Purchases	(1,000)	(1,250)	(942)
Issued under stock plans	97	71	136
Ending balance	(13,935)	(15,114)	(15,920)

Common stockholders' equity	8,947	8,233	8,405

Noncontrolling interests in subsidiaries
Beginning balance	52	43	40
Net earnings	21	22	25
Other comprehensive income	—	—	2
Dividends paid	(30)	(25)	(25)
Ending balance	43	40	42

Total equity	$8,990	8,273	8,447

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
EMERSON ELECTRIC CO. & SUBSIDIARIES

Years ended September 30 (Dollars in millions)

	2018	2019	2020
Operating activities
Net earnings	$2,224	2,328	1,990
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	758	822	854
Stock compensation expense	216	120	110
Pension expense	49	2	67
Pension funding	(61)	(60)	(66)
Transition impact of Tax Act	(189)	—	—
Changes in operating working capital	(83)	(150)	148
Other, net	(22)	(56)	(20)
Cash provided by operating activities	2,892	3,006	3,083

Investing activities
Capital expenditures	(617)	(594)	(538)
Purchases of businesses, net of cash and equivalents acquired	(2,203)	(469)	(126)
Divestitures of businesses	201	14	—
Other, net	(101)	(125)	(76)
Cash used in investing activities	(2,720)	(1,174)	(740)

Financing activities
Net increase (decrease) in short-term borrowings	343	(6)	(90)
Proceeds from short-term borrowings greater than three months	—	—	1,043
Payments of short-term borrowings greater than three months	—	—	(1,043)
Proceeds from long-term debt	—	1,691	2,233
Payments of long-term debt	(241)	(656)	(503)
Dividends paid	(1,229)	(1,209)	(1,209)
Purchases of common stock	(1,000)	(1,250)	(942)
Other, net	35	39	2
Cash used in financing activities	(2,092)	(1,391)	(509)

Effect of exchange rate changes on cash and equivalents	(49)	(40)	(13)
Increase (Decrease) in cash and equivalents	(1,969)	401	1,821
Beginning cash and equivalents	3,062	1,093	1,494
Ending cash and equivalents	$1,093	1,494	3,315

Changes in operating working capital
Receivables	$(175)	51	207
Inventories	17	(87)	(6)
Other current assets	(42)	(87)	33
Accounts payable	115	(37)	(196)
Accrued expenses	2	10	110
Total changes in operating working capital	$(83)	(150)	148

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

On October 1, 2019, the Company adopted ASC 842, Leases, which requires rights and obligations related to lease arrangements to be recognized on the balance sheet, using the optional transition method under which prior periods were not adjusted. The Company elected the package of practical expedients for leases that commenced prior to the adoption date, which included carrying forward the historical lease classification as operating or finance. The adoption of ASC 842 resulted in the recognition of operating lease right-of-use assets and related lease liabilities of approximately $500 as of October 1, 2019, but did not materially impact the Company's earnings or cash flows for the year ended September 30, 2020. The Company's financial statements for 2018 and 2019 continue to be reported in accordance with the Company's historical accounting under ASC 840, Leases.

On October 1, 2019, the Company adopted updates to ASC 815, Derivatives and Hedging, which permit hedging certain contractually specified risk components. Additionally, the updates eliminate the requirement to separately measure and report hedge ineffectiveness and simplify hedge documentation and effectiveness assessment requirements. These updates were adopted using a modified retrospective approach and were immaterial to the Company's financial statements for the year ended September 30, 2020.

On October 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers, which updated and consolidated revenue recognition guidance from multiple sources into a single, comprehensive standard to be applied for all contracts with customers. The fundamental principle of the revised standard is to recognize revenue based on the transfer of goods and services to customers at the amount the Company expects to be entitled to in exchange for those goods and services. The Company adopted the new standard using the modified retrospective approach and applied the guidance to open contracts which were not completed at the date of adoption. The cumulative effect of adoption resulted in a $30 increase to beginning retained earnings as of October 1, 2018. This increase primarily related to contracts where a portion of revenue for delivered goods or services was previously deferred due to contingent payment terms. The adoption of ASC 606 did not materially impact the Company's consolidated financial statements as of and for the year ended September 30, 2019. Amounts reported for the year ended September 30, 2018 continue to be reported in accordance with the Company's historical accounting under ASC 605, Revenue Recognition.

In the first quarter of fiscal 2019, the Company adopted updates to ASC 715, Compensation - Retirement Benefits, which permit only the service cost component of net periodic pension and postretirement expense to be reported with compensation costs, while all other components are required to be reported separately in other deductions. These updates were adopted retrospectively and resulted in the reclassification of $40 of income in 2018 from cost of sales and SG&A to other deductions, net. Segment earnings were not impacted by the updates to ASC 715.

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

	2019	2020
Finished products	$578	584
Raw materials and work in process	1,302	1,344
Total inventories	$1,880	1,928

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

The components of property, plant and equipment as of September 30 follow:

	2019	2020
Land	$336	350
Buildings	2,219	2,335
Machinery and equipment	5,645	5,907
Construction in progress	471	463
Property, plant and equipment, at cost	8,671	9,055
Less: Accumulated depreciation	5,029	5,367
Property, plant and equipment, net	$3,642	3,688

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

All of the Company's identifiable intangible assets are subject to amortization on a straight-line basis over their estimated useful lives. Identifiable intangibles consist of intellectual property such as patents and trademarks, customer relationships and capitalized software. Identifiable intangibles are also subject to evaluation for potential impairment if events or circumstances indicate the carrying amount may not be recoverable. See Note 8.

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

Revenue Recognition
Emerson is a global manufacturer that designs and manufactures products and delivers services that bring technology and engineering together to provide innovative solutions for its customers, largely in the form of tangible products. The Company evaluates its contracts with customers to identify the promised goods or services and recognizes revenue for the identified performance obligations at the amount the Company expects to be entitled to in exchange for those goods or services. A performance obligation is a promise in a contract to transfer a distinct good or service to a customer. Revenue is recognized when, or as, performance obligations are satisfied and control has transferred to the customer, typically when products are shipped or delivered, title and risk of loss pass to the customer, and the Company has a present right to payment. The vast majority of the Company's revenues relate to a broad offering of manufactured products which are recognized at the point in time when control transfers, generally in accordance with shipping terms. A portion of the Company's revenues relate to the sale of software and post-contract customer support, parts and labor for repairs, and engineering services. In limited circumstances, contracts include multiple performance obligations, where revenue is recognized separately for each good or service, as well as contracts where revenue is recognized over time as control transfers to the customer.

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

Derivatives and Hedging
In the normal course of business, the Company is exposed to changes in interest rates, foreign currency exchange rates and commodity prices due to its worldwide presence and diverse business profile. The Company's foreign currency exposures relate to transactions denominated in currencies that differ from the functional currencies of its business units, primarily in euros and Mexican pesos. Primary commodity exposures are price fluctuations on forecasted purchases of copper and aluminum and related products. As part of the Company's risk management strategy, derivative instruments are selectively used in an effort to minimize the impact of these exposures. Foreign exchange forwards and options are utilized to hedge foreign currency exposures impacting sales or cost of sales transactions, firm commitments and the fair value of assets and liabilities, while swap and option contracts may be used to minimize the effect of commodity price fluctuations on the cost of sales. Non-U.S. dollar obligations are utilized to reduce foreign currency risk associated with the Company's net investments in foreign operations. All derivatives are associated with specific underlying exposures and the Company does not hold derivatives for trading or speculative purposes. The duration of hedge positions is generally two years or less, except for the Company's net investment hedges.

All derivatives are accounted for under ASC 815, Derivatives and Hedging, and recognized at fair value. For derivatives hedging variability in future cash flows, any gain or loss is deferred in stockholders' equity and recognized when the underlying hedged transaction impacts earnings. The majority of the Company's derivatives that are designated as hedges and qualify for hedge accounting are cash flow hedges. For derivatives hedging the fair value of existing assets or liabilities, both the gain or loss on the derivative and the offsetting loss or gain on the hedged item are recognized in earnings each period. Currency fluctuations on non-U.S. dollar obligations that have been designated as hedges of net investments in foreign operations are recognized in accumulated other comprehensive income (loss) and reclassified to income in the same period when a foreign operation is sold or substantially liquidated and the gain or loss related to the sale is included in income. To the extent that any hedge is not fully effective at offsetting changes in the underlying hedged item, there could be a net earnings impact. The Company also uses derivatives to hedge economic exposures that do not receive hedge accounting under ASC 815. The underlying exposures for these hedges relate primarily to purchases of commodity-based components used in the Company's manufacturing processes, and the revaluation of certain foreign-currency-denominated assets and liabilities. Gains or losses on derivative instruments not designated as hedges are recognized in the income statement immediately.
Counterparties to derivative arrangements are companies with high credit ratings, and the Company has bilateral collateral arrangements with them for which credit rating-based posting thresholds vary depending on the arrangement. If credit ratings on the Company's debt fall below preestablished levels, counterparties can require immediate full collateralization on all instruments in net liability positions. No collateral was posted with counterparties and none was held by the Company at year end. If contractual thresholds had been exceeded, the maximum collateral the Company could have been required to post was immaterial. The Company can also demand full collateralization of instruments in net asset positions should any of the Company's counterparties' credit ratings fall below certain thresholds. Risk from credit loss when derivatives are in asset positions is not considered material. The Company has master netting arrangements in place with its counterparties that allow the offsetting of certain derivative-related amounts receivable and payable when settlement occurs in the same period. Accordingly, counterparty balances are netted in the consolidated balance sheet and are reported in other current assets or accrued expenses as appropriate, depending on positions with counterparties as of the balance sheet date. See Note 9.
Income Taxes
The provision for income taxes is based on pretax income reported in the consolidated statements of earnings and tax rates currently enacted in each jurisdiction. Certain income and expense items are recognized in different time periods for financial reporting and income tax filing purposes, and deferred income taxes are provided for the effect of temporary differences. The Company also provides for withholding taxes and any applicable U.S. income taxes on earnings intended to be repatriated from non-U.S. locations. No provision has been made for these taxes on approximately $4.6 billion of undistributed earnings of non-U.S. subsidiaries as of September 30, 2020, as these earnings are considered indefinitely invested or otherwise retained for continuing international operations. Recognition of withholding taxes and any applicable U.S. income taxes on undistributed non-U.S. earnings would be triggered by a management decision to repatriate those earnings. Determination of the amount of taxes that might be paid on these undistributed earnings if eventually remitted is not practicable. See Note 14.

(2) REVENUE RECOGNITION
The following table summarizes the balances of the Company's unbilled receivables (contract assets), which are reported in Other current assets, and its customer advances (contract liabilities), which are reported in Accrued expenses.

	2019	2020
Unbilled receivables (contract assets)	$456	458
Customer advances (contract liabilities)	(519)	(583)
Net contract liabilities	$(63)	(125)
The majority of the Company's contract balances relate to arrangements where revenue is recognized over time and payments from customers are made according to a contractual billing schedule. The increase in net contract liabilities was due to customer billings which exceeded revenue recognized for performance completed during the period. Revenue recognized for 2020 included approximately $420 that was included in the beginning contract liability balance. Other factors that impacted the change in net contract liabilities were immaterial.
Revenue recognized for 2020 for performance obligations that were fully satisfied in previous periods, including cumulative catchup adjustments on the Company's long-term contracts, was not material. Capitalized amounts related to incremental costs to obtain customer contracts and costs to fulfill contracts are immaterial.
As of September 30, 2020, the Company's backlog relating to unsatisfied (or partially unsatisfied) performance obligations in contracts with its customers was approximately $5.3 billion. The Company expects to recognize approximately 85 percent of its remaining performance obligations as revenue over the next 12 months, with the remainder substantially over the subsequent two years thereafter.
See Note 18 for additional information about the Company's revenues.

(3) WEIGHTED-AVERAGE COMMON SHARES

Basic earnings per common share consider only the weighted-average of common shares outstanding while diluted earnings per common share also consider the dilutive effects of stock options and incentive shares. An inconsequential number of shares of common stock were excluded from the computation of dilutive earnings per share in 2020, 2019 and 2018 as the effect would have been antidilutive. Earnings allocated to participating securities were inconsequential for all years presented.

Reconciliations of weighted-average shares for basic and diluted earnings per common share follow (shares in millions):

	2018	2019	2020
Basic shares outstanding	632.0	616.2	602.9
Dilutive shares	3.3	4.4	3.7
Diluted shares outstanding	635.3	620.6	606.6

(4) ACQUISITIONS AND DIVESTITURES

On October 1, 2020, the Company completed the acquisition of Open Systems International, Inc., a leading operations technology software provider in the global power industry, for approximately $1.6 billion, net of cash acquired. This business, which has annual sales of approximately $170 will be reported in the Automation Solutions segment. Based upon preliminary estimates, the Company expects to recognize goodwill of approximately $1,000 (none of which is expected to be tax deductible), identifiable intangible assets of approximately $800, primarily intellectual property and customer relationships with a weighted-average useful life of approximately 11 years, and deferred tax liabilities of approximately $180.

In 2020, the Company acquired three businesses, two in the Automation Solutions segment and one in the Climate Technologies segment, for $126, net of cash acquired. Valuations of certain acquired assets and liabilities are in-process and subject to refinement.

The Company acquired eight businesses in 2019, all in the Automation Solutions segment, for $469, net of cash acquired. These eight businesses had combined annual sales of approximately $300. The Company recognized goodwill of $209 ($155 of which is expected to be tax deductible) and other identifiable intangible assets of $158, primarily customer relationships and intellectual property with a weighted-average useful life of approximately nine years.

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

In 2017, the Company sold its network power systems business and retained a subordinated interest in distributions which is contingent upon the equity holders first receiving a threshold return on their initial investment. The Company has not received any distributions through the year ended September 30, 2020.

Pro Forma Financial Information (Unaudited)
Pro forma net sales, net earnings common stockholders and diluted earnings per share for 2018 were approximately $18.2 billion, $2.3 billion and $3.56 per share, respectively. These results are presented as if the 2018 acquisitions occurred on October 1, 2016 and the 2017 acquisition of the valves & controls business occurred on October 1, 2015. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved had the acquisitions occurred as of that time.

The 2018 pro forma results exclude acquisition costs and first year acquisition accounting charges related to inventory, backlog and deferred revenue of $102. Of these charges, $73 related to businesses acquired in 2018 and $29 related to the valves & controls acquisition.

(5) OTHER DEDUCTIONS, NET

Other deductions, net are summarized as follows:
	2018	2019	2020
Amortization of intangibles (intellectual property and customer relationships)	$211	238	239
Restructuring costs	65	95	284
Special advisory fees	—	—	13
Other	61	(8)	(4)
Total	$337	325	532

The increase in amortization for 2019 is due to higher intangibles amortization of $46 which largely relates to acquisitions completed in 2018, partially offset by backlog amortization of $19 incurred in 2018 related to the valves & controls acquisition. Other is composed of several items, including acquisition/divestiture costs, foreign currency transaction gains and losses, litigation, pension expense and other items. The change in 2020 was primarily due to an unfavorable impact from pensions of $48 offset by lower acquisition/divestiture and litigation costs. The decrease in 2019 is primarily due to lower acquisition/divestiture costs of $29, pension expenses of $42 and foreign currency transactions of $13.
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
Restructuring expenses were $284, $95 and $65 for 2020, 2019 and 2018, respectively, and included $7 and $19 related to acquisitions in 2019 and 2018. The Company expects fiscal year 2021 restructuring expense to exceed $200.
Restructuring costs by business segment follows:

	2018	2019	2020
Automation Solutions	$41	65	232

Climate Technologies	20	20	23
Tools & Home Products	3	7	21
Commercial & Residential Solutions	23	27	44

Corporate	1	3	8

Total	$65	95	284

Costs incurred in 2020 relate to the Company's initiatives to improve operating margins that began in the third quarter of fiscal 2019 and were expanded in the third quarter of fiscal 2020 in response to the effects of COVID-19 on demand for the Company's products. Actions taken in 2020 included workforce reductions of approximately 5,400 positions and the exit of six production facilities worldwide. Costs incurred in 2019 and 2018 primarily relate to the deployment of resources to better serve local markets and higher growth areas, and the integration of acquisitions. Expenses incurred in 2019 and 2018 included actions to exit two and six facilities, and eliminate approximately 1,100 and 1,200 positions, respectively.

The change in the liability for restructuring costs during the years ended September 30 follows:

	2019	Expense	Utilized/Paid	2020
Severance and benefits	$62	239	125	176
Other	7	45	47	5
Total	$69	284	172	181

	2018	Expense	Utilized/Paid	2019
Severance and benefits	$46	72	56	62
Other	6	23	22	7
Total	$52	95	78	69

The tables above do not include $20 of costs related to restructuring actions incurred for the year ended September 30, 2020 that are required to be reported in cost of sales.

(7) LEASES

The components of lease expense for the year ended September 30, 2020 were as follows:

2020

Operating lease expense	$207
Variable lease expense	$19

Short-term lease expense and sublease income were immaterial for the year ended September 30, 2020. Cash paid for operating leases is classified within operating cash flows and was $201 for the year ended September 30, 2020. Operating lease right-of-use asset additions were $210 for the year ended September 30, 2020.

The following table summarizes the balances of the Company's operating lease right-of-use assets and operating lease liabilities as of September 30, 2020, the vast majority of which relates to offices and manufacturing facilities:

2020
Right-of-use assets (Other assets)	$508
Current lease liabilities (Accrued expenses)	$148
Noncurrent lease liabilities (Other liabilities)	$373

The weighted-average remaining lease term for operating leases was 4.6 years and the weighted-average discount rate was 2.8 percent as of September 30, 2020.

Future maturities of operating lease liabilities as of September 30, 2020 are summarized below:

2020
2021	$159
2022	122
2023	94
2024	66
2025	39
Thereafter	85
Total lease payments	565
Less: Interest	44
Total lease liabilities	$521

Lease commitments that have not yet commenced were immaterial as of September 30, 2020.

The future minimum annual rentals under noncancelable long-term leases as of September 30, 2019 were as follows: $159 in 2020, $112 in 2021, $82 in 2022, $57 in 2023, $38 in 2024 and $63 thereafter.

(8) GOODWILL AND OTHER INTANGIBLES

The change in the carrying value of goodwill by business segment follows:

	Automation Solutions	Climate Technologies	Tools & Home Products	Commercial & Residential Solutions
					Total
Balance, September 30, 2018	$5,355	670	430	1,100	6,455
Acquisitions	210	—	—	—	210
Foreign currency translation and other	(98)	(2)	(29)	(31)	(129)
Balance, September 30, 2019	5,467	668	401	1,069	6,536
Acquisitions	23	59	—	59	82
Foreign currency translation and other	93	3	20	23	116
Balance, September 30, 2020	$5,583	730	421	1,151	6,734

The gross carrying amount and accumulated amortization of identifiable intangible assets by major class follow:

	Customer Relationships		Intellectual Property		Capitalized Software		Total
	2019	2020	2019	2020	2019	2020	2019	2020
Gross carrying amount	$1,973	2,059	1,565	1,628	1,334	1,419	4,872	5,106
Less: Accumulated amortization	582	731	650	773	1,025	1,134	2,257	2,638
Net carrying amount	$1,391	1,328	915	855	309	285	2,615	2,468

Intangible asset amortization expense for the major classes included above for 2020, 2019 and 2018 was $369, $359 and $314, respectively. Based on intangible asset balances as of September 30, 2020, amortization expense is expected to approximate $352 in 2021, $316 in 2022, $291 in 2023, $256 in 2024 and $236 in 2025. These amounts do not include the impact of the acquisition of Open Systems International, Inc., which closed on October 1, 2020.

(9) FINANCIAL INSTRUMENTS

Hedging Activities
As of September 30, 2020, the notional amount of foreign currency hedge positions was approximately $2.2 billion, while commodity hedge contracts totaled approximately $80 (primarily 34 million pounds of copper and aluminum). All derivatives receiving hedge accounting are cash flow hedges. The majority of hedging gains and losses deferred as of September 30, 2020 are expected to be recognized over the next 12 months as the underlying forecasted transactions occur. Gains and losses on foreign currency derivatives reported in Other deductions, net reflect hedges of balance sheet exposures that do not receive hedge accounting.

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

Amounts included in earnings and other comprehensive income follow:

		Gain (Loss) to Earnings			Gain (Loss) to OCI
		2018	2019	2020	2018	2019	2020
	Location
Commodity	Cost of sales	$13	(11)	(8)	(7)	(10)	10
Foreign currency	Sales	(2)	(7)	(5)	(11)	(8)	4
Foreign currency	Cost of sales	4	20	4	20	14	(25)
Foreign currency	Other deductions, net	(15)	66	(40)

Net Investment Hedge
Euro denominated debt					—	70	(123)
Total		$—	68	(49)	2	66	(134)

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

Fair Value Measurement
The estimated fair value of long-term debt was $7.3 billion and $5.3 billion, respectively, as of September 30, 2020 and 2019, which exceeded the carrying value by $629 and $469, respectively. The fair values of commodity and foreign currency contracts were reported in Other current assets and Accrued expenses as summarized below:

	2019		2020
	Assets	Liabilities	Assets	Liabilities
Commodity	$—	8	11	—
Foreign currency	$29	12	26	25

(10) SHORT-TERM BORROWINGS AND LINES OF CREDIT

Short-term borrowings and current maturities of long-term debt are as follows:

	2019	2020
Current maturities of long-term debt	$515	322
Commercial paper	929	838
Total	$1,444	1,160

Interest rate for weighted-average short-term borrowings at year end	2.1%	0.1%

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

(11) LONG-TERM DEBT
The details of long-term debt follow:

	2019	2020
4.875% notes due October 2019	$500	—
4.25% notes due November 2020	300	300
2.625% notes due December 2021	500	500
2.625% notes due February 2023	500	500
0.375% notes due May 2024	545	586
3.15% notes due June 2025	500	500
1.25% notes due October 2025	545	586
0.875% notes due October 2026	—	750
1.8% notes due October 2027	—	500
2.0% notes due October 2029	545	586
1.95% notes due October 2030	—	500
6.0% notes due August 2032	250	250
6.125% notes due April 2039	250	250
5.25% notes due November 2039	300	300
2.75% notes due October 2050	—	500
Other	57	40
Long-term debt	4,792	6,648
Less: Current maturities	515	322
Total, net	$4,277	6,326

Long-term debt maturing during each of the four years after 2021 is $525, $511, $582 and $497, respectively. Total interest paid on long-term debt was approximately $163, $195 and $193 in 2020, 2019 and 2018, respectively. During the year, the Company repaid $500 of 4.875% notes that matured in October 2019. In April 2020, the Company issued $500 of 1.8% notes due October 2027, $500 of 1.95% notes due October 2030 and $500 of 2.75% notes due October 2050. In September 2020, the Company issued $750 of 0.875% notes due October 2026.

In 2019, the Company repaid $400 of 5.25% notes that matured in October 2018 and $250 of 5.0% notes that matured in April 2019. In January 2019, the Company issued €500 of 1.25% notes due October 2025 and €500 of 2.0% notes due October 2029. In May 2019, the Company issued €500 of 0.375% notes due May 2024.

The Company maintains a universal shelf registration statement on file with the SEC under which it can issue debt securities, preferred stock, common stock, warrants, share purchase contracts or share purchase units without a predetermined limit. Securities can be sold in one or more separate offerings with the size, price and terms to be determined at the time of sale.

(12) PENSION AND POSTRETIREMENT PLANS

Retirement plans expense includes the following components:

	U.S. Plans			Non-U.S. Plans
	2018	2019	2020	2018	2019	2020
Defined benefit plans:
Service cost (benefits earned during the period)	$52	47	57	24	24	30
Interest cost	141	155	125	39	38	30
Expected return on plan assets	(283)	(281)	(268)	(67)	(68)	(72)
Net amortization and other	129	81	148	14	6	17
Net periodic pension expense	39	2	62	10	—	5
Defined contribution plans	132	125	112	52	56	56
Total retirement plans expense	$171	127	174	62	56	61

Net periodic pension expense increased in 2020 primarily due to higher amortization expense. For defined contribution plans, the Company makes cash contributions based on plan requirements, which are expensed as incurred.

The Company's principal U.S. defined benefit plan is closed to employees hired after January 1, 2016 while shorter-tenured employees ceased accruing benefits effective October 1, 2016.

Details of the changes in the actuarial present value of the projected benefit obligation and the fair value of plan assets for defined benefit pension plans follow:

	U.S. Plans		Non-U.S. Plans
	2019	2020	2019	2020
Projected benefit obligation, beginning	$3,957	4,410	1,442	1,584
Service cost	47	57	24	30
Interest cost	155	125	38	30
Actuarial loss	608	260	216	3
Benefits paid	(206)	(202)	(36)	(37)
Settlements	(152)	(111)	(41)	(46)
Foreign currency translation and other	1	(14)	(59)	69
Projected benefit obligation, ending	$4,410	4,525	1,584	1,633

Fair value of plan assets, beginning	$4,233	4,208	1,243	1,284
Actual return on plan assets	316	466	135	58
Employer contributions	16	20	44	46
Benefits paid	(206)	(202)	(36)	(37)
Settlements	(152)	(111)	(41)	(46)
Foreign currency translation and other	1	2	(61)	62
Fair value of plan assets, ending	$4,208	4,383	1,284	1,367

Net amount recognized in the balance sheet	$(202)	(142)	(300)	(266)

Location of net amount recognized in the balance sheet:
Noncurrent asset	$67	140	97	125
Current liability	(11)	(11)	(14)	(15)
Noncurrent liability	(258)	(271)	(383)	(376)
Net amount recognized in the balance sheet	$(202)	(142)	(300)	(266)

Pretax accumulated other comprehensive loss	$(1,040)	(937)	(307)	(316)

Approximately $159 of the $1,253 of pretax losses deferred in accumulated other comprehensive income (loss) at September 30, 2020 will be amortized to expense in 2021. As of September 30, 2020, U.S. pension plans were underfunded by $142 in total, including unfunded plans totaling $223. The non-U.S. plans were underfunded by $266, including unfunded plans totaling $319.

As of the September 30, 2020 and 2019 measurement dates, the plans' total accumulated benefit obligation was $5,859 and $5,682, respectively. The total projected benefit obligation, accumulated benefit obligation and fair value of plan assets for individual plans with accumulated benefit obligations in excess of plan assets were $1,153, $1,034 and $492, respectively, for 2020, and $1,113, $991 and $456, respectively, for 2019.

Future benefit payments by U.S. plans are estimated to be $212 in 2021, $219 in 2022, $225 in 2023, $231 in 2024, $235 in 2025 and $1,219 in total over the five years 2026 through 2030. Based on foreign currency exchange rates as of September 30, 2020, future benefit payments by non-U.S. plans are estimated to be $72 in 2021, $72 in 2022, $72 in 2023, $78 in 2024, $79 in 2025 and $441 in total over the five years 2026 through 2030. The Company expects to contribute approximately $50 to its retirement plans in 2021.

The weighted-average assumptions used in the valuation of pension benefits follow:

	U.S. Plans			Non-U.S. Plans
	2018	2019	2020	2018	2019	2020
Net pension expense
Discount rate used to determine service cost	3.95%	4.33%	3.40%	2.6%	2.7%	1.9%
Discount rate used to determine interest cost	3.25%	3.98%	2.87%	2.6%	2.7%	1.9%
Expected return on plan assets	7.00%	7.00%	6.75%	5.7%	6.1%	5.8%
Rate of compensation increase	3.25%	3.25%	3.25%	3.4%	3.5%	3.7%

Benefit obligations
Discount rate	4.26%	3.22%	2.81%	2.7%	1.9%	1.9%
Rate of compensation increase	3.25%	3.25%	3.25%	3.5%	3.7%	3.6%

The discount rate for the U.S. retirement plans was 2.81 percent as of September 30, 2020. An actuarially developed, company-specific yield curve is used to determine the discount rate. To determine the service and interest cost components of pension expense for its U.S. retirement plans, the Company applies the specific spot rates along the yield curve, rather than the single weighted-average rate, to the projected cash flows to provide more precise measurement of these costs. The expected return on plan assets assumption is determined by reviewing the investment returns of the plans for the past 10 years plus longer-term historical returns of an asset mix approximating the Company's asset allocation targets, and periodically comparing these returns to expectations of investment advisors and actuaries to determine whether long-term future returns are expected to differ significantly from the past.

The Company's asset allocations at September 30, 2020 and 2019, and weighted-average target allocations follow:

	U.S. Plans			Non-U.S. Plans
	2019	2020	Target	2019	2020	Target
Equity securities	53%	49%	45-55%	42%	41%	40-50%
Debt securities	46	45	40-50	47	48	45-55
Other	1	6	0-10	11	11	5-15
Total	100%	100%	100%	100%	100%	100%

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

	Level 1	Level 2	Level 3	Measured at NAV	Total	%
2020
U.S. equities	$785	10	—	536	1,331	23%
International equities	513	16	—	635	1,164	20%
Emerging market equities	—	—	—	237	237	4%
Corporate bonds	—	1,202	—	446	1,648	29%
Government bonds	—	450	—	531	981	17%
Other	4	8	133	244	389	7%
Total	$1,302	1,686	133	2,629	5,750	100%

2019
U.S. equities	$789	5	386	284	1,464	27%
International equities	459	15	—	615	1,089	20%
Emerging market equities	—	—	—	213	213	4%
Corporate bonds	—	1,008	—	464	1,472	27%
Government bonds	—	512	—	540	1,052	19%
Other	1	8	129	64	202	3%
Total	$1,249	1,548	515	2,180	5,492	100%

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

Fair Value Hierarchy Categories
Valuations of Level 1 assets for all classes are based on quoted closing market prices from the principal exchanges where the individual securities are traded. Cash is valued at cost, which approximates fair value. Debt securities categorized as Level 2 assets are generally valued based on independent broker/dealer bids or by comparison to other debt securities having similar durations, yields and credit ratings. Valuation techniques and inputs for these assets include discounted cash flow analysis, earnings multiple approaches, recent transactions, transfer restrictions, prevailing discount rates, volatilities, credit ratings and other factors. In the Other class, interests in mixed asset funds are Level 2, and U.S. life insurance contracts and non-U.S. general fund investments and insurance arrangements are Level 3. Investments measured at NAV are primarily nonexchange-traded commingled or collective funds where the underlying securities have observable prices available from active markets and typically provide liquidity daily or within a few days. The NAV category also includes fund investments in private equities, real estate and infrastructure where the fair value of the underlying assets is determined by the investment manager. Total unfunded commitments for the private equity funds were approximately $240 at September 30, 2020. These investments cannot be redeemed, but instead the funds will make distributions through liquidation of the underlying assets, which is expected to occur over approximately the next 10 years. The real estate and infrastructure funds typically offer quarterly redemption.

Postretirement Plans
The Company also sponsors unfunded postretirement benefit plans (primarily health care) for certain U.S. retirees and their dependents. The Company’s principal U.S. postretirement plan has been frozen to new employees since 1993. The postretirement benefit liability for all plans was $135 and $147 as of September 30, 2020 and 2019, respectively, and included deferred actuarial gains in accumulated other comprehensive income of $106 and $118, respectively. Service and interest costs are negligible and more than offset by the amortization of deferred actuarial gains, which resulted in net postretirement income of $12 for each of the last three years. Benefits paid were $12 and $13 for 2020 and 2019, respectively, and the Company estimates that future health care benefit payments will be approximately $12 per year for 2021 through 2025, and $42 in total over the five years 2026 through 2030.

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

At September 30, 2020, there were no known contingent liabilities (including guarantees, pending litigation, taxes and other claims) that management believes will be material in relation to the Company's financial statements, nor were there any material commitments outside the normal course of business.

(14) INCOME TAXES
Pretax earnings consist of the following:

	2018	2019	2020
United States	$1,652	1,771	1,360
Non-U.S.	1,015	1,088	975
Total pretax earnings	$2,667	2,859	2,335
The principal components of income tax expense follow:

	2018	2019	2020
Current:
U.S. federal	$341	247	123
State and local	52	24	15
Non-U.S.	300	308	288

Deferred:
U.S. federal	(224)	(2)	(44)
State and local	(11)	12	1
Non-U.S.	(15)	(58)	(38)
Income tax expense	$443	531	345

Reconciliations of the U.S. federal statutory income tax rate to the Company's effective tax rate follow. For fiscal 2018, the U.S. federal statutory rate was 35 percent for one quarter and 21 percent for three quarters.

	2018	2019	2020
U.S. federal statutory rate	24.5%	21.0%	21.0%
State and local taxes, net of U.S. federal tax benefit	1.2	1.0	0.6
Non-U.S. rate differential	0.8	1.8	1.7
Non-U.S. tax holidays	(0.8)	(1.1)	(1.1)
Research and development credits	(0.2)	(0.3)	(1.8)
U.S. manufacturing deduction	(1.1)	—	—
Foreign derived intangible income	—	(1.1)	(1.2)
Gain on divestiture	1.0	—	—
Subsidiary restructuring	(2.0)	(2.6)	(4.4)
Transition impact of Tax Act	(7.1)	—	—
Other	0.3	(0.1)	—
Effective income tax rate	16.6%	18.6%	14.8%

The tax rates for 2020, 2019 and 2018 include benefits from restructuring subsidiaries of $103 ($0.17 per share), $74 ($0.12 per share) and $53 ($0.08 per share), respectively. The increase in research and development credits in the current year was due to the impact of a research and development tax credit study.

On December 22, 2017, the U.S. government enacted tax reform, the Tax Cuts and Jobs Act (the “Tax Act”), which made comprehensive changes to U.S. federal income tax laws by moving from a global to a modified territorial tax regime. The Tax Act includes a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent in calendar year 2018 along with the elimination of certain deductions and credits, and a one-time “deemed repatriation” of accumulated non-U.S. earnings. During 2018, the Company recognized a net tax benefit of $189 ($0.30 per share) due to impacts of the Tax Act, consisting of a $94 benefit on revaluation of net deferred income tax liabilities to the lower tax rate, $35 of expense for the tax on deemed repatriation of accumulated non-U.S. earnings and withholding taxes, and the reversal of $130 accrued in previous periods for the planned repatriation of non-U.S. cash. The Company completed its accounting for the Tax Act in the first quarter of fiscal 2019.

Effective in fiscal 2019, the Tax Act also subjects the Company to U.S. tax on global intangible low-taxed income earned by certain of its non-U.S. subsidiaries. The Company has elected to recognize this tax as a period expense when it is incurred.

On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic, and among other things, provides tax relief to businesses. Tax provisions of the CARES Act include the deferral of certain payroll taxes, relief for retaining employees, and other provisions. The Company expects to defer $75 of certain payroll taxes through the end of calendar year 2020, of which $48 was deferred through September 30, 2020.

Non-U.S. tax holidays reduce tax rates in certain jurisdictions and are expected to expire over the next two years.

Following are changes in unrecognized tax benefits before considering recoverability of any cross-jurisdictional tax credits (U.S. federal, state and non-U.S.) and temporary differences. The amount of unrecognized tax benefits is not expected to change significantly within the next 12 months.

	2019	2020
Unrecognized tax benefits, beginning	$158	159
Additions for current year tax positions	15	25
Additions for prior year tax positions	18	29
Reductions for prior year tax positions	(22)	(8)
Acquisitions and divestitures	4	—
Reductions for settlements with tax authorities	(5)	—
Reductions for expiration of statutes of limitations	(9)	(10)
Unrecognized tax benefits, ending	$159	195

If none of the unrecognized tax benefits shown is ultimately paid, the tax provision and the calculation of the effective tax rate would be favorably impacted by $163, which is net of cross-jurisdictional tax credits and temporary differences. The Company accrues interest and penalties related to income taxes in income tax expense. Total interest and penalties recognized were $1, $4 and $2 in 2020, 2019 and 2018, respectively. As of September 30, 2020 and 2019, total accrued interest and penalties were $29 and $27, respectively.

The U.S. is the major jurisdiction for which the Company files income tax returns. U.S. federal tax returns are closed for years through 2013. The status of state and non-U.S. tax examinations varies due to the numerous legal entities and jurisdictions in which the Company operates.

The principal items that gave rise to deferred income tax assets and liabilities follow:

	2019	2020
Deferred tax assets:
Net operating losses, capital losses and tax credits	$407	487
Accrued liabilities	228	219
Postretirement and postemployment benefits	36	33
Employee compensation and benefits	110	119
Pensions	95	69
Other	121	137
Total	$997	1,064

Valuation allowances	$(307)	(293)

Deferred tax liabilities:
Intangibles	$(637)	(652)
Property, plant and equipment	(195)	(212)
Undistributed non-U.S. earnings	(49)	(36)
Other	(39)	(33)
Total	$(920)	(933)

Net deferred income tax liability	$(230)	(162)

Total income taxes paid were approximately $400, $650 and $680 in 2020, 2019 and 2018, respectively. Net operating losses, capital losses and tax credits include $126 of capital losses expected to be recovered in the next 12 months. More than half of the remaining $361 of net operating losses and tax credits expire over the next 9 years, while most of the remainder can be carried forward indefinitely.

(15) STOCK-BASED COMPENSATION

The Company's stock-based compensation plans include performance shares, restricted stock, restricted stock units, and stock options. Although the Company has discretion, shares distributed under these plans are issued from treasury stock.

Total compensation expense and income tax benefits for stock options and incentive shares follows. The Company's performance shares awards are marked-to-market each period based on changes in the stock price.

	2018	2019	2020
Performance shares	$192	96	98
Restricted stock and restricted stock units	17	21	11
Stock options	7	3	1
Total stock compensation expense	$216	120	110

Income tax benefits recognized	$42	20	18

As of September 30, 2020, total unrecognized compensation expense related to unvested shares awarded under these plans was $127, which is expected to be recognized over a weighted-average period of 1.7 years.

Performance Shares, Restricted Stock and Restricted Stock Units
The Company's incentive shares plans include performance shares awards which distribute the value of common stock to key management employees at the conclusion of a three-year period subject to certain operating performance conditions and other restrictions. The form of distribution is primarily shares of common stock, with a portion in cash in the first quarter following the end of the applicable three-year performance period. Dividend equivalents are only paid on earned awards after the performance period has concluded. Compensation expense for performance shares is recognized over the service period based on the number of shares ultimately expected to be earned. Performance shares awards are accounted for as liabilities in accordance with ASC 718, Compensation - Stock Compensation, with compensation expense adjusted at the end of each reporting period to reflect the change in fair value of the awards.
Information related to performance share payouts for the years ended September 30, 2019 and 2020 follows (shares in thousands):

	2019	2020
Performance period	2016 - 2018	2017 - 2019
Percent payout	97%	107%
Total shares earned	1,819	2,008
Shares distributed in cash, primarily for tax withholding	795	883
As of September 30, 2020, approximately 1,538,000 shares awarded primarily in 2018 were outstanding, contingent on the Company achieving its performance objectives through 2020. The objectives for these shares were met at the 100 percent level and the shares will be distributed in early 2021.

Additionally, the rights to receive approximately 1,592,000 and 1,381,000 common shares were awarded in 2020 and 2019, respectively, under the new performance shares program, and are outstanding and contingent upon the Company achieving its performance objectives through 2022 and 2021, respectively.

Incentive shares plans also include restricted stock awards and restricted stock units. Restricted stock awards involve distribution of common stock to key management employees subject to cliff vesting at the end of service periods ranging from three to ten years while restricted stock units granted to employees cliff vest at the end of a three-year period. The fair value of restricted stock awards and restricted stock units is determined based on the average of the high and low market prices of the Company's common stock on the date of grant, with compensation expense recognized ratably over the applicable vesting period. In 2020, approximately 173,000 shares of restricted stock vested as a result of participants fulfilling the applicable service requirements. Consequently, approximately

100,000 shares were issued while 73,000 shares were withheld for income taxes in accordance with minimum withholding requirements. As of September 30, 2020, there were approximately 1,405,000 shares of unvested restricted stock and restricted stock units outstanding.

In addition to the employee stock option and incentive shares plans, in 2020 the Company awarded approximately 19,000 shares of restricted stock and 2,000 restricted stock units under the restricted stock plan for non-management directors. As of September 30, 2020, approximately 119,000 shares were available for issuance under this plan.

As of September 30, 2020, 7.0 million shares remained available for award under incentive shares plans.

Changes in shares outstanding but not yet earned under incentive shares plans during the year ended September 30, 2020 follow (shares in thousands; assumes 100 percent payout of unvested awards):

	Shares	Average Grant Date Fair Value Per Share
Beginning of year	6,325	$60.63
Granted	1,949	$72.42
Adjustment for performance results achieved	131	$51.98
Earned/vested	(2,259)	$52.42
Canceled	(230)	$67.59
End of year	5,916	$67.22

Information related to incentive shares plans follows:

	2018	2019	2020
Total fair value of shares earned/vested	$20	145	164
Share awards distributed in cash, primarily for tax withholding	$9	73	81

Stock Options
There were no stock option grants in 2020 and 2019, and options granted in 2018 were immaterial. The Company's stock option plans permit key officers and employees to purchase common stock at specified prices, which are equal to 100 percent of the closing market price of the Company's stock on the date of grant. Options generally vest one-third in each of the three years subsequent to grant and expire 10 years from the date of grant. Compensation expense is recognized ratably over the vesting period based on the number of options expected to vest. As of September 30, 2020, 11.6 million options were available for grant under the plans.

Changes in shares subject to options during the year ended September 30, 2020 follow (shares in thousands):

	Weighted- Average Exercise Price Per Share	Shares	Total Intrinsic Value of Shares	Average Remaining Life (Years)
Beginning of year	$57.23	6,915
Options granted	$—	—
Options exercised	$55.43	(2,743)
Options canceled	$58.21	(39)
End of year	$58.42	4,133	$31	3.9
Exercisable at end of year	$58.41	4,126	$31	3.9
Information related to stock options follows:

	2018	2019	2020
Cash received for option exercises	$143	40	126
Intrinsic value of options exercised	$53	16	47
Tax benefits related to option exercises	$7	8	8

(16) COMMON AND PREFERRED STOCK

At September 30, 2020, 29.4 million shares of common stock were reserved for issuance under the Company's stock-based compensation plans. During 2020, 16.4 million common shares were purchased and 3.4 million treasury shares were reissued. In 2019, 19.9 million common shares were purchased and 1.8 million treasury shares were reissued.

At September 30, 2020 and 2019, the Company had 5.4 million shares of $2.50 par value preferred stock authorized, with none issued.

(17) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Activity in Accumulated other comprehensive income (loss) is shown below:

Foreign currency translation	2018	2019	2020
Beginning balance	$(369)	(600)	(794)
Other comprehensive income (loss), net of taxes of $0, $(16) and $29, respectively	(214)	(194)	83
Reclassified to gain/loss on sale of business	(17)	—	—
Ending balance	(600)	(794)	(711)

Pension and postretirement
Beginning balance	(662)	(420)	(928)
Actuarial gains (losses) deferred during the period, net of taxes of $(76), $165 and $15, respectively	250	(560)	(49)
Amortization of deferred actuarial losses into earnings, net of taxes of $(29), $(15) and $(34), respectively	94	52	113
Adoption of accounting standard update	(102)	—	—
Ending balance	(420)	(928)	(864)

Cash flow hedges
Beginning balance	12	5	—
Gains (Losses) deferred during the period, net of taxes of $0, $1 and $2, respectively	2	(3)	(9)
Reclassifications of realized (gains) losses to sales and cost of sales, net of taxes of $4, $0 and $(2), respectively	(11)	(2)	7
Adoption of accounting standard update	2	—	—
Ending balance	5	—	(2)

Accumulated other comprehensive income (loss)	$(1,015)	(1,722)	(1,577)

(18) BUSINESS SEGMENTS INFORMATION

The Company designs and manufactures products and delivers services that bring technology and engineering together to provide innovative solutions for customers in a wide range of industrial, commercial and consumer markets around the world. The Company reports three segments: Automation Solutions; and Climate Technologies and Tools & Home Products, which together comprise the Commercial & Residential Solutions business.
The Automation Solutions segment enables process, hybrid and discrete manufacturers to maximize production, protect personnel and the environment, reduce project costs, and optimize their energy efficiency and operating costs through a broad offering of integrated solutions, software, services and products, including measurement and analytical instrumentation, industrial valves and equipment, and process control software and systems. Markets served include oil and gas, refining, chemicals, power generation, life sciences, food and beverage, automotive, pulp and paper, metals and mining, and municipal water supplies. The segment's major product offerings are described below.

•Measurement & Analytical Instrumentation products measure the physical properties of liquids or gases in a process stream and communicate this information to a process control system or other software applications, and analyze the chemical composition of process fluids and emissions to enhance quality and efficiency, as well as environmental compliance.
•Valves, Actuators & Regulators consists of control, isolation and pressure relief valves which respond to commands from a control system to continuously and precisely modulate the flow of process fluids, smart actuation and control technologies, pressure management products, and industrial and residential regulators that reduce the pressure of fluids moving from high-pressure supply lines into lower pressure systems.
•Industrial Solutions provides fluid control and pneumatic mechanisms, electrical distribution equipment, and materials joining and precision cleaning products which are used in a variety of manufacturing operations to provide integrated solutions to customers.
•Process Control Systems & Solutions provides a digital ecosystem that controls plant processes by communicating with and adjusting the "intelligent" plant devices described above to provide precision measurement, control, monitoring, asset optimization, and plant safety and reliability for plants that produce power, or process fluids or other items.
The Commercial & Residential Solutions business consists of the Climate Technologies and Tools & Home Products segments. This business provides products and solutions that promote energy efficiency, enhance household and commercial comfort, and protect food quality and sustainability through heating, air conditioning and refrigeration technology, as well as a broad range of mechanical, electrical, utility and do-it-yourself tools and appliance solutions.
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

Business Segments

	Sales			Earnings			Total Assets
	2018	2019	2020	2018	2019	2020	2018	2019	2020
Automation Solutions	$11,441	12,202	11,155	$1,886	1,947	1,523	$13,720	13,996	14,250

Climate Technologies	4,454	4,313	3,980	972	883	801	2,936	2,885	3,065
Tools & Home Products	1,528	1,856	1,663	380	388	317	1,560	1,462	1,491
Commercial & Residential Solutions	5,982	6,169	5,643	1,352	1,271	1,118	4,496	4,347	4,556

Corporate items:
Stock compensation		—		(216)	(120)	(110)	—	—
Unallocated pension and postretirement costs				79	108	53
Corporate and other				(275)	(173)	(93)	2,174	2,154	4,076
Eliminations/Interest	(15)	1	(13)	(159)	(174)	(156)
Total	$17,408	18,372	16,785	$2,667	2,859	2,335	$20,390	20,497	22,882

Automation Solutions sales by major product offering are summarized below:

	2018	2019	2020

Measurement & Analytical Instrumentation	$3,604	3,807	3,237
Valves, Actuators & Regulators	3,749	3,794	3,589
Industrial Solutions	1,967	2,232	2,012
Process Control Systems & Solutions	2,121	2,369	2,317
Total	$11,441	12,202	11,155

	Depreciation and Amortization			Capital Expenditures
	2018	2019	2020	2018	2019	2020
Automation Solutions	$488	535	557	$295	297	308

Climate Technologies	171	176	184	209	222	158
Tools & Home Products	44	71	77	64	59	58
Commercial & Residential Solutions	215	247	261	273	281	216

Corporate and other	55	40	36	49	16	14
Total	$758	822	854	$617	594	538
Depreciation and amortization includes intellectual property, customer relationships and capitalized software.

Geographic Information

	Automation Solutions			Commercial & Residential Solutions			Total
	2018	2019	2020	2018	2019	2020	2018	2019	2020
Americas	$5,517	5,850	5,051	$3,967	4,253	3,896	$9,484	10,103	8,947
Asia, Middle East & Africa	3,657	3,891	3,801	1,384	1,192	1,053	5,041	5,083	4,854
Europe	2,267	2,461	2,303	631	724	694	2,898	3,185	2,997
Total	$11,441	12,202	11,155	$5,982	6,169	5,643	$17,423	18,371	16,798

Sales in the U.S. were $7,420, $8,390 and $7,939 for 2020, 2019 and 2018, respectively, while Asia, Middle East & Africa includes sales in China of $1,845, $1,962 and $1,955 in those years.

	Property, Plant and Equipment
	2018	2019	2020
Americas	$2,234	2,339	2,345
Asia, Middle East & Africa	652	671	679
Europe	676	632	664
Total	$3,562	3,642	3,688

Assets located in the U.S. were $2,124 in 2020, $2,128 in 2019 and $2,027 in 2018.

(19) OTHER FINANCIAL DATA

Items reported in earnings during the years ended September 30 included the following:

	2018	2019	2020
Research and development expense	$436	454	439
Depreciation expense	$444	463	485
Rent expense	$279	285	239

Items reported in other noncurrent assets included the following:

	2019	2020
Operating lease right-of-use assets	$—	508
Pension assets	$164	265
Asbestos-related insurance receivables	$115	100
Deferred income taxes	$97	99

Items reported in accrued expenses included the following:

	2019	2020
Customer advances (contract liabilities)	$519	583
Employee compensation	$606	577
Operating lease liabilities (current)	$—	148
Product warranty	$140	148

Other liabilities are summarized as follows:

	2019	2020
Pension and postretirement liabilities	$775	769
Operating lease liabilities (noncurrent)	—	373
Deferred income taxes	327	261
Asbestos litigation	313	295
Other	556	626
Total	$1,971	2,324

(20) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Full Year
	2019	2020	2019	2020	2019	2020	2019	2020	2019	2020
Net sales	$4,147	4,151	4,570	4,162	4,684	3,914	4,971	4,558	18,372	16,785
Gross profit	$1,761	1,759	1,925	1,750	2,001	1,618	2,128	1,882	7,815	7,009

Net earnings common stockholders	$465	326	520	517	604	399	717	723	2,306	1,965

Net earnings per common share:
Basic	$0.74	0.53	0.85	0.85	0.98	0.67	1.17	1.21	3.74	3.26
Diluted	$0.74	0.53	0.84	0.84	0.97	0.67	1.16	1.20	3.71	3.24

Dividends per common share	$0.49	0.50	0.49	0.50	0.49	0.50	0.49	0.50	1.96	2.00

Earnings per share are computed independently each period; as a result, the quarterly amounts may not sum to the calculated annual figure.

Emerson Electric Co. common stock (symbol EMR) is listed on the New York Stock Exchange and NYSE Chicago.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Emerson Electric Co.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Emerson Electric Co. and subsidiaries (the Company) as of September 30, 2020 and 2019, the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the years in the three-year period ended September 30, 2020, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2020 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of October 1, 2019, due to the adoption of Financial Accounting Standards Board Accounting Standards Codification Topic 842, Leases.

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
Sufficiency of Audit Evidence over Net Sales
As discussed in Notes 1, 2 and 18 to the Company’s consolidated financial statements, and disclosed in the consolidated statement of earnings, the Company recorded $16.8 billion of net sales in 2020.
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

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over net sales, including the determination of the Company locations at which those procedures were to be performed. At each Company location where procedures were performed, we:

•Evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s net sales processes, including the Company’s controls over the accurate recording of amounts

•Assessed the recorded net sales by selecting a sample of transactions and compared the amounts recognized for consistency with underlying documentation, including contracts with customers and shipping documentation.

We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed.

/s/ KPMG LLP
We or our predecessor firms have served as the Company’s auditor since 1938.
St. Louis, Missouri
November 16, 2020

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures which is designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including the Company’s certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of September 30, 2020 to provide reasonable assurance of achieving these objectives.

Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports. There was no change in the Company's internal control over financial reporting during the quarter ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding nominees and directors appearing under "Proxy Item No. 1: Election of Directors" in the Emerson Electric Co. Notice of Annual Meeting of Shareholders and Proxy Statement for the February 2021 annual shareholders' meeting (the "2021 Proxy Statement") is hereby incorporated by reference. Information regarding executive officers is set forth in Part I of this report. Information regarding the Audit Committee and Audit Committee Financial Expert appearing under "Board and Committee Operations - Board and Corporate Governance - Committees of Our Board of Directors," "Board and Committee Operations - Corporate Governance and Nominating Committee - Nomination Process" and "- Proxy Access" in the 2021 Proxy Statement is hereby incorporated by reference.

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

ITEM 11 - EXECUTIVE COMPENSATION

Information appearing under “Executive Compensation" (including the information set forth under "Compensation Discussion and Analysis"), "Compensation Tables," "Board and Committee Operations—Corporate Governance and Nominating Committee—Director Compensation," "Board and Committee Operations—Compensation Committee" (including, but not limited to, the information set forth under "Role of Executive Officers and the Compensation Consultant," "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation") in the 2021 Proxy Statement is hereby incorporated by reference.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding beneficial ownership of shares by nominees and continuing directors, named executive officers, five percent beneficial owners, and by all directors and executive officers as a group appearing under "Ownership of Emerson Equity Securities" in the 2021 Proxy Statement is hereby incorporated by reference.

The following table sets forth aggregate information regarding the Company’s equity compensation plans as of September 30, 2020:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	10,651,000	$58.42	18,745,000
Equity compensation plans not approved by security holders	—	—	—
Total	10,651,000	$58.42	18,745,000

(1)Includes the Stock Option and Incentive Shares Plans previously approved by the Company's security holders. Shares included in column (a) assume the maximum payouts, where applicable, and are as follows: (i) 4,133,000 shares reserved for outstanding stock option awards, (ii) 1,990,000 shares reserved for performance share awards granted in 2020, (iii) 1,726,000 shares reserved for performance share awards granted in 2019, (iv) 1,922,000 shares reserved for performance share awards granted in 2018 and (v) 880,000 shares reserved for outstanding restricted stock unit awards. As provided by the Company’s Incentive Shares Plans, performance shares awards represent a commitment to issue such shares without cash payment by the employee, contingent upon achievement of the performance objectives and continued service by the employee.

The price in column (b) represents the weighted-average exercise price for outstanding options. Included in column (c) are shares remaining available for award under previously approved plans as follows: (i) 11,628,000 under the 2011 Stock Option Plan, (ii) 6,135,000 under the 2015 Incentive Shares Plan, (iii) 863,000 under the 2006 Incentive Shares Plan, and (iv) 119,000 under the Restricted Stock Plan for Non-Management Directors.

Information regarding stock option plans and incentive shares plans is set forth in Note 15.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information appearing under “Board and Committee Operations—Board and Corporate Governance—Review, Approval or Ratification of Transactions with Related Persons," "—Certain Business Relationships and Related Party Transactions" and "—Director Independence" in the 2021 Proxy Statement is hereby incorporated by reference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information appearing under "Board and Committee Operations—Audit Committee—Fees Paid to KPMG LLP" in the 2021 Proxy Statement is hereby incorporated by reference.

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

3(b)      Bylaws of Emerson Electric Co., as amended through November 3, 2020, incorporated by reference to the Company's Form 8-K dated November 6, 2020, filed on November 6, 2020, File No. 1-278, Exhibit 3.1.

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

4(c)     Description of Capital Stock

4(d)     Description of 0.375% Notes due 2024, 1.250% Notes due 2025 and 2.000% Notes due 2029, incorporated by reference to Emerson Electric Co., 2019 Form 10-K, File No. 1-278, Exhibit 4(d).

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

10(g)*     Amended and Restated Emerson Electric Co. Savings Investment Restoration Plan and Forms of Participation Agreement, Annual Election Form and Payment Election Form (applicable only with respect to benefits after January 1, 2005), incorporated by reference to Emerson Electric Co. 2007 Form 10-K, File No. 1-278, Exhibit 10(h), First Amendment to Emerson Electric Co. Savings Investment Restoration Plan, incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended March 31, 2008, File No. 1-278, Exhibit 10.1 and Second Amendment to the Emerson Electric Co. Savings Investment Restoration Plan, incorporated by reference to Emerson Electric Co., Form 10-Q for the quarter ended March 31, 2020, File No. 1-278, Exhibit 10.2.

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

10(u)*    Emerson Electric Co. Savings Investment Restoration Plan II, incorporated by reference to the Emerson Electric Co. Form 10-Q for the quarter ended June 30, 2018, File No. 1-278, Exhibit 10.1, Second Amendment to the Emerson Electric Co. Savings Investment Restoration Plan, incorporated by reference to Emerson Electric Co., Form 10-Q for the quarter ended March 31, 2020, File No. 1-278, Exhibit 10.2 and First Amendment to the Emerson Electric Co. Savings Investment Restoration Plan II, incorporated by reference to Emerson Electric Co., Form 10-Q for the quarter ended March 31, 2020, File No. 1-278, Exhibit 10.1.

10(v)*    Letter Agreement effective as of October 2, 2018, by and between Emerson Electric Co. and Edward L. Monser, incorporated by reference to the Emerson Electric Co. Form 8-K filed October 5, 2018, File No. 1-278, Exhibit 10.1.

10(w)* Letter Agreement dated as of August 12, 2020, by and between Emerson Electric Co. and Robert T. Sharp, incorporated by reference to the Emerson Electric Co. Form 8-K filed September 4, 2020, File No. 1-278, Exhibit 10.1.

21    Subsidiaries of Emerson Electric Co.

23    Consent of Independent Registered Public Accounting Firm

24    Power of Attorney

31    Certifications pursuant to Exchange Act Rule 13a-14(a)

32    Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350

101    Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the years ended September 30, 2018, 2019 and 2020, (ii) Consolidated Statements of Comprehensive Income for the years ended September 30, 2018, 2019, and 2020 (iii) Consolidated Balance Sheets at September 30, 2019 and 2020, (iv) Consolidated Statements of Equity for the years ended September 30, 2018, 2019 and 2020, (v) Consolidated Statements of Cash Flows for the years ended September 30, 2018, 2019 and 2020, and (vi) Notes to Consolidated Financial Statements for the year ended September 30, 2020.

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

F. J. Dellaquila
Senior Executive Vice President and
Chief Financial Officer
November 16, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on November 16, 2020, by the following persons on behalf of the registrant and in the capacities indicated.

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
W. H. Easter III

*	Director
G. A. Flach

*	Director
A. F. Golden

*	Director
C. Kendle

*	Director
L. Lee

*	Director
M. S. Levatich

*	Director
J. S. Turley

* By	/s/	F. J. Dellaquila
F. J. Dellaquila
Attorney-in-Fact