Form 10-Q
period 2020-12-31
EMERSON ELECTRIC CO
filed 2021-02-03
CIK 32604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common stock of $0.50 par value per share outstanding at January 31, 2021: 600,029,672 shares.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Consolidated Statements of Earnings
EMERSON ELECTRIC CO. & SUBSIDIARIES

Three months ended December 31, 2019 and 2020
(Dollars in millions, except per share amounts; unaudited)

	Three Months Ended December 31,
	2019	2020
Net sales	$4,151	4,161

Costs and expenses:
Cost of sales	2,392	2,438
Selling, general and administrative expenses	1,123	998
Other deductions, net	178	122
Interest expense (net of interest income of $6 and $2, respectively)	35	40

Earnings before income taxes	423	563

Income taxes	94	111

Net earnings	329	452

Less: Noncontrolling interests in earnings of subsidiaries	3	7

Net earnings common stockholders	$326	445

Basic earnings per share common stockholders	$0.53	0.74

Diluted earnings per share common stockholders	$0.53	0.74

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
EMERSON ELECTRIC CO. & SUBSIDIARIES

Three months ended December 31, 2019 and 2020
(Dollars in millions; unaudited)

	Three Months Ended December 31,
	2019	2020
Net earnings	$329	452

Other comprehensive income (loss), net of tax:
Foreign currency translation	99	189
Pension and postretirement	28	27
Cash flow hedges	19	31
Total other comprehensive income (loss)	146	247

Comprehensive income	475	699

Less: Noncontrolling interests in comprehensive income of subsidiaries	3	7
Comprehensive income common stockholders	$472	692

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
EMERSON ELECTRIC CO. & SUBSIDIARIES

(Dollars and shares in millions, except per share amounts; unaudited)

	Sept 30, 2020	Dec 31, 2020
ASSETS
Current assets
Cash and equivalents	$3,315	2,197
Receivables, less allowances of $138 and $140, respectively	2,802	2,652
Inventories	1,928	2,013
Other current assets	761	819
Total current assets	8,806	7,681

Property, plant and equipment, net	3,688	3,693
Other assets
Goodwill	6,734	7,832
Other intangible assets	2,468	3,196
Other	1,186	1,276
Total other assets	10,388	12,304
Total assets	$22,882	23,678

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current maturities of long-term debt	$1,160	1,717
Accounts payable	1,715	1,694
Accrued expenses	2,910	2,965
Total current liabilities	5,785	6,376

Long-term debt	6,326	5,892

Other liabilities	2,324	2,471

Equity
Common stock, $0.50 par value; authorized, 1,200.0 shares; issued, 953.4 shares; outstanding, 598.0 shares and 599.8 shares, respectively	477	477
Additional paid-in-capital	470	499
Retained earnings	24,955	25,096
Accumulated other comprehensive income (loss)	(1,577)	(1,330)
Cost of common stock in treasury, 355.4 shares and 353.6 shares, respectively	(15,920)	(15,847)
Common stockholders’ equity	8,405	8,895
Noncontrolling interests in subsidiaries	42	44
Total equity	8,447	8,939
Total liabilities and equity	$22,882	23,678

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Equity
EMERSON ELECTRIC CO. & SUBSIDIARIES

Three months ended December 31, 2019 and 2020
(Dollars in millions; unaudited)

	Three Months Ended December 31,
	2019	2020

Common stock	$477	477

Additional paid-in-capital
Beginning balance	393	470
Stock plans	54	29
Ending balance	447	499

Retained earnings
Beginning balance	24,199	24,955
Net earnings common stockholders	326	445
Dividends paid (per share: $0.50 and $0.505, respectively)	(305)	(303)
Adoption of accounting standard	—	(1)
Ending balance	24,220	25,096

Accumulated other comprehensive income (loss)
Beginning balance	(1,722)	(1,577)
Foreign currency translation	99	189
Pension and postretirement	28	27
Cash flow hedges	19	31
Ending balance	(1,576)	(1,330)

Treasury stock
Beginning balance	(15,114)	(15,920)
Purchases	(129)	(13)
Issued under stock plans	96	86
Ending balance	(15,147)	(15,847)

Common stockholders' equity	8,421	8,895

Noncontrolling interests in subsidiaries
Beginning balance	40	42
Net earnings	3	7
Dividends paid	(5)	(5)
Ending balance	38	44

Total equity	$8,459	8,939

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
EMERSON ELECTRIC CO. & SUBSIDIARIES

Three Months Ended December 31, 2019 and 2020
(Dollars in millions; unaudited)

	Three Months Ended
	December 31,
	2019	2020
Operating activities
Net earnings	$329	452
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	211	244
Stock compensation	56	64
Pension expense	17	8
Changes in operating working capital	(180)	71
Other, net	(9)	(31)
Cash provided by operating activities	424	808

Investing activities
Capital expenditures	(114)	(122)
Purchases of businesses, net of cash and equivalents acquired	—	(1,611)
Other, net	(17)	13
Cash used in investing activities	(131)	(1,720)

Financing activities
Net increase in short-term borrowings	754	340
Payments of long-term debt	(502)	(301)
Dividends paid	(305)	(303)
Purchases of common stock	(129)	(13)
Other, net	20	42
Cash used in financing activities	(162)	(235)

Effect of exchange rate changes on cash and equivalents	10	29
Increase (Decrease) in cash and equivalents	141	(1,118)
Beginning cash and equivalents	1,494	3,315
Ending cash and equivalents	$1,635	2,197

Changes in operating working capital
Receivables	$281	232
Inventories	(167)	(37)
Other current assets	32	18
Accounts payable	(225)	(37)
Accrued expenses	(101)	(105)
Total changes in operating working capital	$(180)	71

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
EMERSON ELECTRIC CO. & SUBSIDIARIES

(Dollars and shares in millions, except per share amounts or where noted)

(1) BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary for a fair presentation of operating results for the interim periods presented. Adjustments consist of normal and recurring accruals. The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all disclosures required for annual financial statements presented in conformity with U.S. generally accepted accounting principles (GAAP). For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2020. Certain prior year amounts have been reclassified to conform to current year presentation. See Note 12.

Effective October 1, 2020, the Company adopted two accounting standard updates and one new accounting standard which had an immaterial impact on the Company's financial statements as of and for the three months ended December 31, 2020. These included:

•Updates to ASC 350, Intangibles - Goodwill and Other, which eliminate the requirement to measure impairment based on the implied fair value of goodwill compared to the carrying amount of a reporting unit’s goodwill. Instead, goodwill impairment will be measured as the excess of a reporting unit’s carrying amount over its estimated fair value.

•Updates to ASC 350, Intangibles - Goodwill and Other, which align the requirements for capitalizing implementation costs incurred in a software hosting arrangement with the requirements for costs incurred to develop or obtain internal-use software.

•Adoption of ASC 326, Financial Instruments - Credit Losses, which amends the impairment model by requiring entities to use a forward-looking approach to estimate lifetime expected credit losses on certain types of financial instruments, including trade receivables.

(2) REVENUE RECOGNITION

Emerson is a global manufacturer that combines technology and engineering to provide innovative solutions to its customers, largely in the form of tangible products. The vast majority of the Company's revenues relate to a broad offering of manufactured products which are recognized at the point in time when control transfers, while a smaller portion is recognized over time or relates to sales arrangements with multiple performance obligations. See Note 12 for additional information about the Company's revenues.

The following table summarizes the balances of the Company's unbilled receivables (contract assets), which are reported in Other current assets, and its customer advances (contract liabilities), which are reported in Accrued expenses.

	Sept 30, 2020	Dec 31, 2020
Unbilled receivables (contract assets)	$458	503
Customer advances (contract liabilities)	(583)	(699)
Net contract liabilities	$(125)	(196)

The majority of the Company's contract balances relate to arrangements where revenue is recognized over time and payments from customers are made according to a contractual billing schedule. The increase in net contract liabilities was due to customer billings which exceeded revenue recognized for performance completed during the period. Revenue recognized for the three months ended December 31, 2020 included approximately $257 that was included in the beginning contract liability balance. Other factors that impacted the change in net contract liabilities were immaterial. Revenue recognized for the three months ended December 31, 2020 for performance obligations that were satisfied in previous periods, including cumulative catchup adjustments on the Company's long-term contracts, was not material.

As of December 31, 2020, the Company's backlog relating to unsatisfied (or partially unsatisfied) performance obligations in contracts with its customers was approximately $6.0 billion. The Company expects to recognize approximately 80 percent of its remaining performance obligations as revenue over the next 12 months, with the remainder substantially over the subsequent two years thereafter.

(3) WEIGHTED-AVERAGE COMMON SHARES

Reconciliations of weighted-average shares for basic and diluted earnings per common share follow. Earnings allocated to participating securities were inconsequential.

	Three Months Ended December 31,
	2019	2020

Basic shares outstanding	610.0	598.5
Dilutive shares	4.1	3.4
Diluted shares outstanding	614.1	601.9

(4) ACQUISITIONS AND DIVESTITURES

On October 1, 2020, the Company completed the acquisition of Open Systems International, Inc. (OSI), a leading operations technology software provider in the global power industry, for approximately $1.6 billion, net of cash acquired. This business, which has annual sales of approximately $170 and is reported in the Automation Solutions segment, will expand the Company's offerings in the power industry to include the digitization and modernization of the electric grid. The Company recognized goodwill of $966 (none of which is expected to be tax deductible), identifiable intangible assets of $768, primarily intellectual property and customer relationships with a weighted-average useful life of approximately 11 years, and deferred tax liabilities of approximately $185. Valuations of these assets and liabilities are in-process and subject to refinement. Results of operations for the three months ended December 31, 2020 included first-year pretax acquisition accounting charges related to backlog amortization and deferred revenue of $11 and $4, respectively.

On November 17, 2020, the Company acquired the remaining interest of an equity investment for approximately $19, net of cash acquired.

The Company acquired three businesses in fiscal 2020, two in the Automation Solutions segment and one in the Climate Technologies segment, for $126, net of cash acquired.

(5) PENSION & POSTRETIREMENT PLANS

Total periodic pension and postretirement (income) expense is summarized below:

	Three Months Ended December 31,
	2019	2020
Service cost	$22	21
Interest cost	40	32
Expected return on plan assets	(84)	(84)
Net amortization	37	35
Total	$15	4

(6) OTHER DEDUCTIONS, NET

Other deductions, net are summarized below:

	Three Months Ended December 31,
	2019	2020

Amortization of intangibles (intellectual property and customer relationships)	$59	78
Restructuring costs	97	66
Special advisory fees	13	—
Other	9	(22)
Total	$178	122

In the first quarter of fiscal 2021, the increase in intangibles amortization was due to the OSI acquisition, including backlog amortization of $11. Other included an investment gain of $21 and a gain from acquiring the remaining interest of an equity investment of $17. The impact of pensions was favorable by $11, offset by fees related to the OSI acquisition of $6 and an unfavorable impact from foreign currency transactions of $7.

(7) RESTRUCTURING COSTS

Restructuring expense reflects costs associated with the Company’s ongoing efforts to improve operational efficiency and deploy assets globally in order to remain competitive on a worldwide basis. Costs incurred in the first three months of fiscal 2021 relate to the Company's initiatives to improve operating margins that began in the third quarter of fiscal 2019 and expanded actions in response to the effects of the COVID-19 pandemic on demand for the Company's products. Expenses incurred in the first three months of fiscal 2021 included workforce reductions of approximately 800 employees. The Company expects fiscal 2021 restructuring expense and related costs to be approximately $200, including costs to complete actions initiated in the first three months of the year.

Restructuring expense by business segment follows:

	Three Months Ended December 31,
	2019	2020

Automation Solutions	$83	64

Climate Technologies	7	1
Tools & Home Products	3	1
Commercial & Residential Solutions	10	2

Corporate	4	—

Total	$97	66

Details of the change in the liability for restructuring costs during the three months ended December 31, 2020 follow:

	Sept 30, 2020	Expense	Utilized/Paid	Dec 31, 2020

Severance and benefits	$176	61	28	209
Other	5	5	6	4
Total	$181	66	34	213

The tables above do not include $3 of costs related to restructuring actions incurred for the three months ended December 31, 2020, that are required to be reported in cost of sales and selling, general and administrative expenses.

(8) INCOME TAXES

Income taxes were $111 in the first quarter of fiscal 2021 and $94 in 2020, resulting in effective tax rates of 20 percent and 22 percent, respectively. The current year and prior year rates included favorable discrete tax items which reduced the rates 2 percentage points and 1 percentage point, respectively.

On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic, and among other things, provides tax relief to businesses. Tax provisions of the CARES Act include the deferral of certain payroll taxes, relief for retaining employees, and other provisions. The Company deferred $73 of certain payroll taxes through the end of calendar year 2020, half of which is due in December 2021 with the remainder due in December 2022.

(9) OTHER FINANCIAL INFORMATION

	Sept 30, 2020	Dec 31, 2020
Inventories
Finished products	$584	621
Raw materials and work in process	1,344	1,392
Total	$1,928	2,013

Property, plant and equipment, net
Property, plant and equipment, at cost	$9,055	9,196
Less: Accumulated depreciation	5,367	5,503
Total	$3,688	3,693

Goodwill by business segment
Automation Solutions	$5,583	6,638

Climate Technologies	730	757
Tools & Home Products	421	437
Commercial & Residential Solutions	1,151	1,194

Total	$6,734	7,832

Other intangible assets
Gross carrying amount	$5,106	5,964
Less: Accumulated amortization	2,638	2,768
Net carrying amount	$2,468	3,196
Other intangible assets include customer relationships, net of $1,328 and $1,635 as of September 30, 2020 and December 31, 2020, respectively. The increases in goodwill and other intangible assets reflect the acquisition of OSI. See Note 4.

Other assets include the following:
Operating lease right-of-use assets	$508	534
Pension assets	265	322
Deferred income taxes	99	102
Asbestos-related insurance receivables	100	98

	Sept 30, 2020	Dec 31, 2020
Accrued expenses include the following:
Customer advances (contract liabilities)	$583	699
Employee compensation	577	443
Product warranty	148	154
Operating lease liabilities (current)	148	152

Other liabilities include the following:
Pension and postretirement liabilities	$769	790
Deferred income taxes	261	411
Operating lease liabilities (noncurrent)	373	398
Asbestos litigation	295	276

(10) FINANCIAL INSTRUMENTS
Following is a discussion regarding the Company’s use of financial instruments:
Hedging Activities – As of December 31, 2020, the notional amount of foreign currency hedge positions was approximately $2.2 billion, and commodity hedge contracts totaled approximately $81 (primarily 33 million pounds of copper and aluminum). All derivatives receiving hedge accounting are cash flow hedges. The majority of hedging gains and losses deferred as of December 31, 2020 are expected to be recognized over the next 12 months as the underlying forecasted transactions occur. Gains and losses on foreign currency derivatives reported in Other deductions, net reflect hedges of balance sheet exposures that do not receive hedge accounting.
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
The following gains and losses are included in earnings and other comprehensive income (OCI) for the three months ended December 31, 2020 and 2019:

		Into Earnings		Into OCI
		1st Quarter		1st Quarter
Gains (Losses)	Location	2019	2020	2019	2020
Commodity	Cost of sales	$(3)	3	7	13
Foreign currency	Sales	(2)	1	3	5
Foreign currency	Cost of sales	7	—	17	27
Foreign currency	Other deductions, net	8	(4)

Net Investment Hedges
Euro denominated debt				(26)	(80)
Total		$10	—	1	(35)

Regardless of whether derivatives and non-derivative financial instruments receive hedge accounting, the Company expects hedging gains or losses to be offset by losses or gains on the related underlying exposures. The amounts ultimately recognized will differ from those presented above for open positions, which remain subject to ongoing market price fluctuations until settlement. Derivatives receiving hedge accounting are highly effective and no amounts were excluded from the assessment of hedge effectiveness.
Fair Value Measurement – Valuations for all derivatives and the Company's long-term debt fall within Level 2 of the GAAP valuation hierarchy. As of December 31, 2020, the fair value of long-term debt was $7.1 billion, which exceeded the carrying value by $704. The fair values of commodity and foreign currency contracts were reported in Other current assets and Accrued expenses and did not materially change since September 30, 2020.

Counterparties to derivatives arrangements are companies with investment-grade credit ratings. The Company has bilateral collateral arrangements with counterparties with credit rating-based posting thresholds that vary depending on the arrangement. If credit ratings on the Company's debt fall below pre-established levels, counterparties can require immediate full collateralization of all derivatives in net liability positions. The maximum amount that could potentially have been required was immaterial. The Company also can demand full collateralization of derivatives in net asset positions should any counterparty credit ratings fall below certain thresholds. No collateral was posted with counterparties and none was held by the Company as of December 31, 2020.

(11) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Activity in Accumulated other comprehensive income (loss) for the three months ended December 31, 2020 and 2019 is shown below, net of income taxes:

	Three Months Ended December 31,
	2019	2020
Foreign currency translation
Beginning balance	$(794)	(711)
Other comprehensive income (loss), net of tax of $6 and $19, respectively	99	189
Ending balance	(695)	(522)

Pension and postretirement
Beginning balance	(928)	(864)
Amortization of deferred actuarial losses into earnings, net of tax of $(9) and $(8), respectively	28	27
Ending balance	(900)	(837)

Cash flow hedges
Beginning balance	—	(2)
Deferral of gains (losses) arising during the period, net of tax of $(6) and $(11), respectively	21	34
Reclassification of realized (gains) losses to sales and cost of sales, net of tax of $0 and $1, respectively	(2)	(3)
Ending balance	19	29

Accumulated other comprehensive income (loss)	$(1,576)	(1,330)

(12) BUSINESS SEGMENTS

Summarized information about the Company's results of operations by business segment follows:

	Three Months Ended December 31,
	Sales		Earnings
	2019	2020	2019	2020

Automation Solutions	$2,852	2,692	310	361

Climate Technologies	873	1,031	151	212
Tools & Home Products	430	445	86	98
Commercial & Residential Solutions	1,303	1,476	237	310

Stock compensation			(56)	(64)
Unallocated pension and postretirement costs			13	24
Corporate and other			(46)	(28)
Eliminations/Interest	(4)	(7)	(35)	(40)
Total	$4,151	4,161	423	563

In fiscal 2021, the Company reclassified certain software product sales that were previously reported in Measurement and Analytical Instrumentation to Systems & Software (previously described as Process Control Systems & Solutions). Automation Solutions sales by major product offering are summarized below, including the reclassification of prior year amounts to reflect this change.

	Three Months Ended December 31,
	2019	2020

Measurement & Analytical Instrumentation	$795	698
Valves, Actuators & Regulators	913	806
Industrial Solutions	507	508
Systems & Software	637	680
Automation Solutions	$2,852	2,692

Depreciation and amortization (includes intellectual property, customer relationships and capitalized software) by business segment are summarized below:

	Three Months Ended December 31,
	2019	2020
Automation Solutions	$139	156

Climate Technologies	44	49
Tools & Home Products	19	19
Commercial & Residential Solutions	63	68

Corporate and other	9	20
Total	$211	244

Sales by geographic destination are summarized below:

	Three Months Ended December 31,
	2019			2020
	Automation Solutions	Commercial & Residential Solutions	Total	Automation Solutions	Commercial & Residential Solutions	Total

Americas	$1,410	863	2,273	1,168	981	2,149
Asia, Middle East & Africa	896	277	1,173	942	308	1,250
Europe	546	163	709	582	187	769
Total	$2,852	1,303	4,155	2,692	1,476	4,168

Items 2 and 3.

Management's Discussion and Analysis of Financial Condition and Results of Operations
(Dollars are in millions, except per share amounts or where noted)

OVERVIEW

For the first quarter of fiscal 2021, net sales were $4.2 billion, flat compared with the prior year, supported by foreign currency translation which added 1 percent and the Open Systems International, Inc. (OSI) acquisition which added 1 percent. Underlying sales, which exclude foreign currency translation, acquisitions and divestitures, were down 2 percent. Automation Solutions sales were down high single-digits, reflecting continued demand challenges in North American automation markets due to COVID-19, with sales down 20 percent, while Europe and Asia, Middle East & Africa improved and were up modestly. Commercial & Residential Solutions sales were up sharply, reflecting robust demand for residential-oriented products and solutions in North America and strong growth in Europe and Asia, Middle East & Africa.
Net earnings common stockholders were $445, up 36 percent, and diluted earnings per share were $0.74, up 40 percent compared with $0.53 in the prior year. Operating results increased $0.10 per share, as significant savings from the Company's restructuring and cost reset actions more than offset deleverage on lower sales volume in Automation Solutions. Lower restructuring and advisory fees ($0.05 per share), an investment gain ($0.03 per share), a lower tax rate ($0.02 per share) and share repurchases ($0.02 per share) also benefited results, while higher interest expense deducted $0.01 per share. In addition, the Company recognized a gain from acquiring the remaining interest of an equity investment ($0.03 per share), which was offset by first year acquisition accounting charges and fees related to the OSI acquisition of $0.03 per share.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31

Following is an analysis of the Company’s operating results for the first quarter ended December 31, 2020, compared with the first quarter ended December 31, 2019.

	2019	2020	Change

Net sales	$4,151	4,161	flat
Gross profit	$1,759	1,723	(2)%
Percent of sales	42.4%	41.4%

SG&A	$1,123	998	(11)%
Percent of sales	27.1%	24.0%

Other deductions, net	$178	122
Amortization of intangibles	$59	78
Restructuring costs	$97	66

Interest expense, net	$35	40

Earnings before income taxes	$423	563	33%
Percent of sales	10.2%	13.5%
Net earnings common stockholders	$326	445	36%
Percent of sales	7.9%	10.7%

Diluted earnings per share	$0.53	0.74	40%

Net sales for the first quarter of fiscal 2021 were $4.2 billion, essentially flat compared with 2020. Automation Solutions sales were down $160 while Commercial & Residential Solutions sales were up $173. Underlying sales were down 2 percent, as foreign currency translation added 1 percent and the OSI acquisition added 1 percent. Underlying sales were down 8 percent in the U.S. and up 2 percent internationally. The Americas was down 7 percent, Europe was up 4 percent and Asia, Middle East & Africa was up 3 percent (China up 7 percent).

Cost of sales for the first quarter of fiscal 2021 were $2,438, an increase of $46 compared with 2020. Gross margin of 41.4 percent decreased 1.0 percentage points compared with the prior year, reflecting deleverage on lower sales volume in Automation Solutions and unfavorable mix.
Selling, general and administrative (SG&A) expenses of $998 decreased $125 compared with the prior year and SG&A as a percent of sales decreased 3.1 percentage points to 24.0 percent, reflecting significant savings from the Company's restructuring and cost reset actions, which more than offset inflation and deleverage on the lower sales volume in Automation Solutions.
Other deductions, net were $122 in 2021, a decrease of $56 compared with the prior year, reflecting lower restructuring costs of $44 (including special advisory fees in the prior year), an investment gain of $21 and a gain from the acquisition of the remaining interest of an equity investment of $17, offset by backlog amortization and fees related to the OSI acquisition of $17. See Notes 6 and 7.
Pretax earnings of $563 increased $140, or 33 percent compared with the prior year. Earnings increased $51 in Automation Solutions and $73 in Commercial & Residential Solutions. Costs reported at Corporate decreased $21 due to the investment gain noted above, while lower unallocated pension and postretirement costs of $11 were largely offset by an increase of $8 in stock compensation. See the Business discussion that follows and Note 12.
Income taxes were $111 for 2021 and $94 for 2020, resulting in effective tax rates of 20 percent and 22 percent, respectively. The current year and prior year rates included favorable discrete tax items which reduced the rates 2 percentage points and 1 percentage point, respectively.
Net earnings common stockholders in the first quarter of fiscal 2021 were $445, up 36 percent, compared with $326 in the prior year, and earnings per share were $0.74, up 40 percent compared with $0.53 in the prior year. See discussion in the Overview above for further details.

Business Segments
Following is an analysis of operating results for the Company’s business segments for the first quarter ended December 31, 2020, compared with the first quarter ended December 31, 2019. The Company defines segment earnings as earnings before interest and taxes. See Note 12 for a discussion of the Company's business segments.

AUTOMATION SOLUTIONS

Three Months Ended Dec 31	2019	2020	Change

Sales	$2,852	2,692	(6)%
Earnings	$310	361	17%
Margin	10.9%	13.4%

Sales by Major Product Offering
Measurement & Analytical Instrumentation	$795	698	(12)%
Valves, Actuators & Regulators	913	806	(12)%
Industrial Solutions	507	508	—%
Systems & Software	637	680	7%
Total	$2,852	2,692	(6)%

Automation Solutions sales were $2.7 billion in the first quarter, a decrease of $160 or 6 percent. Underlying sales decreased 9 percent on lower volume. Foreign currency translation had a 2 percent favorable impact and the OSI acquisition had a 1 percent favorable impact. Underlying sales decreased 20 percent in the Americas (U.S. down 22 percent), Europe increased 2 percent and Asia, Middle East & Africa increased 2 percent (China up 6 percent). Sales for Measurement & Analytical Instrumentation decreased $97, or 12 percent, due to continued weakness in North American process industries, partially offset by moderate growth in Europe and Asia. Valves, Actuators & Regulators decreased $107, or 12 percent, reflecting slower demand in most end markets, particularly in North America and Europe, partially offset by strong growth in Asia. Industrial Solutions sales were flat as weakness in discrete end markets in North America was offset by robust demand in China. Systems & Software increased $43, or 7 percent, due to the OSI acquisition. Strength in power end markets in North America was offset by weakness in Asia, while process end markets were strong in Europe and Asia, offset by declines in North America and Middle East & Africa. Earnings were $361, an increase of $51, or 17 percent, and margin increased 2.5 percentage points to 13.4 percent, as significant savings from cost reduction actions and favorable price-cost more than offset deleverage on lower volume. Lower restructuring expense also benefited margins (0.5 percentage points), which was offset by unfavorable mix.

COMMERCIAL & RESIDENTIAL SOLUTIONS

Three Months Ended Dec 31	2019	2020	Change

Sales:
Climate Technologies	$873	1,031	18%
Tools & Home Products	430	445	3%
Total	$1,303	1,476	13%

Earnings:
Climate Technologies	$151	212	40%
Tools & Home Products	86	98	14%
Total	$237	310	31%
Margin	18.2%	21.0%

Commercial & Residential Solutions sales were $1.5 billion in the first quarter, up $173, or 13 percent compared to the prior year. Underlying sales increased 12 percent due to higher volume and foreign currency translation added 1 percent. Overall, underlying sales increased 14 percent in the Americas (U.S. up 14 percent), Europe increased 8 percent and Asia, Middle East & Africa was up 7 percent (China up 10 percent). Climate Technologies sales were $1.0 billion in the first quarter, an increase of $158, or 18 percent. Air conditioning and heating sales were up significantly, reflecting robust demand for residential-oriented products and solutions in North America and strength in Europe and China. Cold chain sales were strong, driven by favorable global market conditions. Tools & Home Products sales were $445 in the first quarter, an increase of $15, or 3 percent. Sales for wet/dry vacuums were robust due to competitor outages and food waste disposers were up modestly, while global professional tools end markets were down mid single-digits reflecting lower overall industrial activity. Earnings were $310, up 31 percent compared with the prior year, and margin increased 2.8 points to 21.0 percent, due to leverage on higher volume and savings from cost reduction actions, partially offset by unfavorable mix.

FINANCIAL CONDITION
Key elements of the Company's financial condition for the three months ended December 31, 2020 as compared to the year ended September 30, 2020 and the three months ended December 31, 2019 follow.

	Dec 31, 2019		Sept 30, 2020		Dec 31, 2020
Operating working capital	$1,205		$866		$825
Current ratio	1.1		1.5		1.2
Total debt-to-total capital	41.6%		47.1%		46.1%
Net debt-to-net capital	34.1%		33.2%		37.8%
Interest coverage ratio	11.2	X	14.4	X	14.2	X
The Company's operating working capital decreased nearly $400 compared to the same quarter last year largely due to timing-related reductions reflecting current business conditions. The interest coverage ratio (earnings before income taxes plus interest expense, divided by interest expense) of 14.2X for the first three months of fiscal 2021 compares to 11.2X for the three months ended December 31, 2019. The increase reflects higher pretax earnings in the current year.

Operating cash flow for the first three months of fiscal 2021 was $808, an increase of $384 compared with $424 in the prior year due to favorable operating working capital and higher earnings. Free cash flow of $686 in the first three months of fiscal 2021 (operating cash flow of $808 less capital expenditures of $122) increased $376 compared to free cash flow of $310 in 2020 (operating cash flow of $424 less capital expenditures of $114), reflecting the increase in operating cash flow. Cash used for investing activities was $1.7 billion largely due to the OSI acquisition.
On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic, and among other things, provides tax relief to businesses. Tax provisions of the CARES Act include the deferral of certain payroll taxes, relief for retaining employees, and other provisions. The Company deferred $73 of certain payroll taxes through the end of calendar year 2020, half of which is due in December 2021 with the remainder due in December 2022.
Emerson maintains a conservative financial structure to provide the strength and flexibility necessary to achieve our strategic objectives and has been successful in efficiently deploying cash where needed worldwide to fund operations, complete acquisitions and sustain long-term growth. Emerson is in a strong financial position, with total assets of $24 billion and stockholders' equity of $9 billion, and has the resources available for reinvestment in existing businesses, strategic acquisitions and managing its capital structure on a short- and long-term basis.

FISCAL 2021 OUTLOOK
As macroeconomic uncertainties related to COVID-19 begin to slowly wane, the Company expects to see a slow but steady improvement in industrial demand and continued robust demand in many key residential markets around the world. Key North American markets remain challenged for the Automation Solutions business, but appear to be turning. For the full year, consolidated net sales are expected to be up 4 to 8 percent, with underlying sales flat to up 4 percent excluding a 3 percent favorable impact from foreign currency translation and a 1 percent favorable impact from the OSI acquisition. Automation Solutions net sales are expected to be up 2 to 6 percent, with underlying sales down 3 to up 1 percent excluding a 3 percent favorable impact from foreign currency translation and a 2 percent favorable impact from the OSI acquisition. Commercial & Residential Solutions net sales are expected to be up 10 to 12 percent, with underlying sales up 8 to 10 percent excluding a 2 percent impact from favorable foreign currency translation. Earnings per share are expected to be $3.29 to $3.49, while adjusted earnings per share, which exclude a $0.27 per share impact from restructuring actions, a $0.07 per share impact from OSI first year acquisition accounting charges and fees, and a $0.03 per share equity investment gain, are expected to be $3.60 to $3.80. Operating cash flow is expected to be approximately $3.15 billion and free cash flow, which excludes targeted capital spending of $600 million, is expected to be approximately $2.55 billion. Fiscal 2021 share repurchases and acquisition activity are expected to be in the amount of $500 million to $1 billion, excluding the OSI acquisition which closed on October 1, 2020. The guidance discussed herein assumes no major operational or supply chain disruptions and oil prices in the $45 to $55 range during this period. However, future developments related to COVID-19, including further actions taken by governmental authorities, potential shutdowns of our operations, or delays in the stabilization and recovery of economic conditions could further adversely affect our operations and financial results, as well as those of our customers and suppliers. See Item 1A – “Risk Factors” in our Annual Report on Form 10-K.

Statements in this report that are not strictly historical may be "forward-looking" statements, which involve risks and uncertainties, and Emerson undertakes no obligation to update any such statements to reflect later developments.

These risks and uncertainties include the scope, duration and ultimate impact of the COVID-19 pandemic, as well as economic and currency conditions, market demand, including related to the pandemic and oil and gas price declines and volatility, pricing, protection of intellectual property, cybersecurity, tariffs, competitive and technological factors, among others, which are set forth in the “Risk Factors” of Part I, Item 1A, and the "Safe Harbor Statement" of Part II, Item 7, to the Company's Annual Report on Form 10-K for the year ended September 30, 2020 and in subsequent reports filed with the SEC, which are hereby incorporated by reference.

The United Kingdom's (UK) withdrawal from the European Union (EU), commonly known as "Brexit", was completed on January 31, 2020. Negotiations over the terms of trade and other laws and regulations took place during 2020 and an agreement between the EU and the UK was reached on December 24, 2020, which included zero tariffs and quotas on goods. The Company's net sales in the UK are principally in the Automation Solutions segment and represent less than two percent of consolidated sales. While there could be certain incremental costs for logistics and other items, the Company expects any impact of these items will be immaterial.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2020	56	$63.90	56	65,471
November 2020	121	$72.73	121	65,350
December 2020	11	$74.87	11	65,339
Total	188	$70.21	188	65,339
In November 2015, the Board of Directors authorized the purchase of up to 70 million shares. In March 2020, the Board of Directors authorized the purchase of an additional 60 million shares and a total of approximately 65.3 million shares remain available for purchase under the authorizations.

Item 6. Exhibits

(a) Exhibits (Listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

3	Bylaws of Emerson Electric Co., as amended through November 3, 2020, incorporated by reference to the Company's Form 8-K dated November 6, 2020, filed on November 6, 2020, File No. 1-278, Exhibit 3.1.

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

101
Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the three months ended December 31, 2020 and 2019, (ii) Consolidated Statements of Comprehensive Income for the three months ended December 31, 2020 and 2019, (iii) Consolidated Balance Sheets as of September 30, 2020 and December 31, 2020, (iv) Consolidated Statements of Equity for the three months ended December 31, 2020 and 2019, (v) Consolidated Statements of Cash Flows for the three months ended December 31, 2020 and 2019, and (vi) Notes to Consolidated Financial Statements for the three months ended ended December 31, 2020 and 2019.

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
February 3, 2021