Form 10-Q
period 2021-03-31
EMERSON ELECTRIC CO
filed 2021-05-05
CIK 32604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common stock of $0.50 par value per share outstanding at March 31, 2021: 599.7 million shares.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Consolidated Statements of Earnings
EMERSON ELECTRIC CO. & SUBSIDIARIES

Three and six months ended March 31, 2020 and 2021
(Dollars in millions, except per share amounts; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2021	2020	2021
Net sales	$4,162	4,431	8,313	8,592

Costs and expenses:
Cost of sales	2,412	2,569	4,804	5,007
Selling, general and administrative expenses	983	1,054	2,106	2,052
Other deductions, net	42	33	220	155
Interest expense (net of interest income of $6, $4, $12 and $6, respectively)	36	38	71	78

Earnings before income taxes	689	737	1,112	1,300

Income taxes	165	169	259	280

Net earnings	524	568	853	1,020

Less: Noncontrolling interests in earnings of subsidiaries	7	7	10	14

Net earnings common stockholders	$517	561	843	1,006

Basic earnings per share common stockholders	$0.85	0.94	1.38	1.68

Diluted earnings per share common stockholders	$0.84	0.93	1.37	1.67

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
EMERSON ELECTRIC CO. & SUBSIDIARIES

Three and six months ended March 31, 2020 and 2021
(Dollars in millions; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2021	2020	2021
Net earnings	$524	568	853	1,020

Other comprehensive income (loss), net of tax:
Foreign currency translation	(281)	(21)	(182)	168
Pension and postretirement	30	27	58	54
Cash flow hedges	(75)	1	(56)	32
Total other comprehensive income (loss)	(326)	7	(180)	254

Comprehensive income	198	575	673	1,274

Less: Noncontrolling interests in comprehensive income of subsidiaries	8	6	11	13
Comprehensive income common stockholders	$190	569	662	1,261

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
EMERSON ELECTRIC CO. & SUBSIDIARIES

(Dollars and shares in millions, except per share amounts; unaudited)

	Sept 30, 2020	Mar 31, 2021
ASSETS
Current assets
Cash and equivalents	$3,315	2,342
Receivables, less allowances of $138 and $129, respectively	2,802	2,754
Inventories	1,928	2,016
Other current assets	761	849
Total current assets	8,806	7,961

Property, plant and equipment, net	3,688	3,663
Other assets
Goodwill	6,734	7,787
Other intangible assets	2,468	3,095
Other	1,186	1,294
Total other assets	10,388	12,176
Total assets	$22,882	23,800

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current maturities of long-term debt	$1,160	1,456
Accounts payable	1,715	1,797
Accrued expenses	2,910	3,041
Total current liabilities	5,785	6,294

Long-term debt	6,326	5,823

Other liabilities	2,324	2,503

Equity
Common stock, $0.50 par value; authorized, 1,200.0 shares; issued, 953.4 shares; outstanding, 598.0 shares and 599.7 shares, respectively	477	477
Additional paid-in-capital	470	511
Retained earnings	24,955	25,354
Accumulated other comprehensive income (loss)	(1,577)	(1,322)
Cost of common stock in treasury, 355.4 shares and 353.7 shares, respectively	(15,920)	(15,890)
Common stockholders’ equity	8,405	9,130
Noncontrolling interests in subsidiaries	42	50
Total equity	8,447	9,180
Total liabilities and equity	$22,882	23,800

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Equity
EMERSON ELECTRIC CO. & SUBSIDIARIES

Three and six months ended March 31, 2020 and 2021
(Dollars in millions; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2021	2020	2021

Common stock	$477	477	477	477

Additional paid-in-capital
Beginning balance	447	499	393	470
Stock plans	6	12	60	41
Ending balance	453	511	453	511

Retained earnings
Beginning balance	24,220	25,096	24,199	24,955
Net earnings common stockholders	517	561	843	1,006
Dividends paid (per share: $0.50, $0.505, $1.00 and $1.01, respectively)	(306)	(303)	(611)	(606)
Adoption of accounting standard	—	—	—	(1)
Ending balance	24,431	25,354	24,431	25,354

Accumulated other comprehensive income (loss)
Beginning balance	(1,576)	(1,330)	(1,722)	(1,577)
Foreign currency translation	(282)	(20)	(183)	169
Pension and postretirement	30	27	58	54
Cash flow hedges	(75)	1	(56)	32
Ending balance	(1,903)	(1,322)	(1,903)	(1,322)

Treasury stock
Beginning balance	(15,147)	(15,847)	(15,114)	(15,920)
Purchases	(813)	(69)	(942)	(82)
Issued under stock plans	19	26	115	112
Ending balance	(15,941)	(15,890)	(15,941)	(15,890)

Common stockholders' equity	7,517	9,130	7,517	9,130

Noncontrolling interests in subsidiaries
Beginning balance	38	44	40	42
Net earnings	7	7	10	14
Other comprehensive income	1	(1)	1	(1)
Dividends paid	—	—	(5)	(5)
Ending balance	46	50	46	50

Total equity	$7,563	9,180	7,563	9,180

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
EMERSON ELECTRIC CO. & SUBSIDIARIES

Six Months Ended March 31, 2020 and 2021
(Dollars in millions; unaudited)

	Six Months Ended
	March 31,
	2020	2021
Operating activities
Net earnings	$853	1,020
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	422	483
Stock compensation	18	125
Pension expense	34	16
Changes in operating working capital	(260)	66
Other, net	(55)	(95)
Cash provided by operating activities	1,012	1,615

Investing activities
Capital expenditures	(225)	(222)
Purchases of businesses, net of cash and equivalents acquired	(96)	(1,611)
Other, net	(42)	61
Cash used in investing activities	(363)	(1,772)

Financing activities
Net increase in short-term borrowings	2,076	60
Proceeds from short-term borrowings greater than three months	433	—
Payments of long-term debt	(502)	(301)
Dividends paid	(611)	(606)
Purchases of common stock	(942)	(78)
Other, net	39	83
Cash provided by (used in) financing activities	493	(842)

Effect of exchange rate changes on cash and equivalents	(53)	26
Increase (Decrease) in cash and equivalents	1,089	(973)
Beginning cash and equivalents	1,494	3,315
Ending cash and equivalents	$2,583	2,342

Changes in operating working capital
Receivables	$283	75
Inventories	(216)	(61)
Other current assets	32	(16)
Accounts payable	(290)	55
Accrued expenses	(69)	13
Total changes in operating working capital	$(260)	66

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

Effective October 1, 2020, the Company adopted two accounting standard updates and one new accounting standard which had an immaterial impact on the Company's financial statements as of and for the six months ended March 31, 2021. These included:

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

	Sept 30, 2020	Mar 31, 2021
Unbilled receivables (contract assets)	$458	472
Customer advances (contract liabilities)	(583)	(749)
Net contract liabilities	$(125)	(277)

The majority of the Company's contract balances relate to arrangements where revenue is recognized over time and payments from customers are made according to a contractual billing schedule. The increase in net contract liabilities was due to customer billings which exceeded revenue recognized for performance completed during the period. Revenue recognized for the three and six months ended March 31, 2021 included $105 and $362 that was included in the beginning contract liability balance. Other factors that impacted the change in net contract liabilities were immaterial. Revenue recognized for the three and six months ended March 31, 2021 for performance obligations that were satisfied in previous periods, including cumulative catchup adjustments on the Company's long-term contracts, was not material.

As of March 31, 2021, the Company's backlog relating to unsatisfied (or partially unsatisfied) performance obligations in contracts with its customers was approximately $6.3 billion. The Company expects to recognize approximately 80 percent of its remaining performance obligations as revenue over the next 12 months, with the remainder substantially over the subsequent two years thereafter.

(3) WEIGHTED-AVERAGE COMMON SHARES

Reconciliations of weighted-average shares for basic and diluted earnings per common share follow. Earnings allocated to participating securities were inconsequential.

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2021	2020	2021

Basic shares outstanding	607.4	599.4	608.7	599.0
Dilutive shares	3.6	3.4	3.9	3.3
Diluted shares outstanding	611.0	602.8	612.6	602.3

(4) ACQUISITIONS AND DIVESTITURES

On October 1, 2020, the Company completed the acquisition of Open Systems International, Inc. (OSI), a leading operations technology software provider in the global power industry, for approximately $1.6 billion, net of cash acquired. This business, which has annual sales of approximately $170 and is reported in the Automation Solutions segment, expands the Company's offerings in the power industry to include the digitization and modernization of the electric grid. The Company recognized goodwill of $960 (none of which is expected to be tax deductible), identifiable intangible assets of $783, primarily intellectual property and customer relationships with a weighted-average useful life of approximately 11 years, and deferred tax liabilities of approximately $185. Valuations of these assets and liabilities are in process and subject to refinement. Results of operations for the three months ended March 31, 2021 included first-year pretax acquisition accounting charges related to backlog amortization and deferred revenue of $6 and $4, respectively, while year-to-date results included $17 and $8, respectively.

On November 17, 2020, the Company acquired the remaining interest of an equity investment for approximately $19, net of cash acquired.

The Company acquired three businesses in fiscal 2020, two in the Automation Solutions segment and one in the Climate Technologies segment, for $126, net of cash acquired.

(5) PENSION & POSTRETIREMENT PLANS

Total periodic pension and postretirement (income) expense is summarized below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2021	2020	2021
Service cost	$22	21	44	42
Interest cost	40	32	80	64
Expected return on plan assets	(84)	(84)	(168)	(168)
Net amortization	38	35	75	70
Total	$16	4	31	8

(6) OTHER DEDUCTIONS, NET

Other deductions, net are summarized below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2021	2020	2021

Amortization of intangibles (intellectual property and customer relationships)	$59	74	118	152
Restructuring costs	31	17	128	83
Special advisory fees	—	—	13	—
Other	(48)	(58)	(39)	(80)
Total	$42	33	220	155

The increase in intangibles amortization for the three and six months ended March 31, 2021 was due to the OSI acquisition, including backlog amortization of $6 and $17, respectively. The change in Other reflects investment-related gains, including an investment gain of $21 and a gain from the acquisition of the remaining interest of an equity investment of $17 recognized in the first quarter of fiscal 2021, and a gain of $31 on the sale of an equity investment in the second quarter. Unfavorable foreign currency transactions negatively impacted results for the three and six months ended March 31, 2021 by $22 and $29, respectively.

(7) RESTRUCTURING COSTS

Restructuring expense reflects costs associated with the Company’s ongoing efforts to improve operational efficiency and deploy assets globally in order to remain competitive on a worldwide basis. Costs incurred in the first six months of fiscal 2021 relate to the Company's initiatives to improve operating margins that began in the third quarter of fiscal 2019 and were increased in response to the effects of the COVID-19 pandemic on demand for the Company's products. Expenses incurred in the first six months of fiscal 2021 included workforce reductions of approximately 1,700 employees. The Company expects fiscal 2021 restructuring expense and related costs to be approximately $200, including costs to complete actions initiated in the first six months of the year.

Restructuring expense by business segment follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2021	2020	2021

Automation Solutions	$23	12	106	76

Climate Technologies	2	3	9	4
Tools & Home Products	5	1	8	2
Commercial & Residential Solutions	7	4	17	6

Corporate	1	1	5	1

Total	$31	17	128	83

Details of the change in the liability for restructuring costs during the six months ended March 31, 2021 follow:

	Sept 30, 2020	Expense	Utilized/Paid	Mar 31, 2021

Severance and benefits	$176	71	71	176
Other	5	12	13	4
Total	$181	83	84	180

The tables above do not include $9 and $4 of costs related to restructuring actions incurred for the three months ended March 31, 2020 and 2021, respectively, that are required to be reported in cost of sales and selling, general and administrative expenses, while year-to-date amounts are $9 and $7, respectively.

(8) TAXES

Income taxes were $169 in the second quarter of fiscal 2021 and $165 in 2020, resulting in effective tax rates of 23 percent and 24 percent, respectively. The current year and prior year rate included unfavorable discrete tax items which increased the rate 1 percentage point in both years.

Income taxes were $280 for the first six months of 2021 and $259 for 2020, resulting in effective tax rates of 22 percent and 23 percent, respectively.

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

(9) OTHER FINANCIAL INFORMATION

	Sept 30, 2020	Mar 31, 2021
Inventories
Finished products	$584	622
Raw materials and work in process	1,344	1,394
Total	$1,928	2,016

Property, plant and equipment, net
Property, plant and equipment, at cost	$9,055	9,227
Less: Accumulated depreciation	5,367	5,564
Total	$3,688	3,663

Goodwill by business segment
Automation Solutions	$5,583	6,603

Climate Technologies	730	757
Tools & Home Products	421	427
Commercial & Residential Solutions	1,151	1,184

Total	$6,734	7,787

Other intangible assets
Gross carrying amount	$5,106	5,963
Less: Accumulated amortization	2,638	2,868
Net carrying amount	$2,468	3,095
Other intangible assets include customer relationships, net of $1,328 and $1,597 as of September 30, 2020 and March 31, 2021, respectively. The increases in goodwill and other intangible assets reflect the acquisition of OSI. See Note 4.

Other assets include the following:
Operating lease right-of-use assets	$508	523
Pension assets	265	374
Deferred income taxes	99	108
Asbestos-related insurance receivables	100	97

	Sept 30, 2020	Mar 31, 2021
Accrued expenses include the following:
Customer advances (contract liabilities)	$583	749
Employee compensation	577	516
Product warranty	148	152
Operating lease liabilities (current)	148	150

Other liabilities include the following:
Pension and postretirement liabilities	$769	781
Deferred income taxes	261	429
Operating lease liabilities (noncurrent)	373	389
Asbestos litigation	295	272
The increase in deferred income taxes is largely due to the OSI acquisition.

(10) FINANCIAL INSTRUMENTS
Following is a discussion regarding the Company’s use of financial instruments:
Hedging Activities – As of March 31, 2021, the notional amount of foreign currency hedge positions was approximately $2.1 billion, and commodity hedge contracts totaled approximately $111 (primarily 39 million pounds of copper and aluminum). All derivatives receiving hedge accounting are cash flow hedges. The majority of hedging gains and losses deferred as of March 31, 2021 are expected to be recognized over the next 12 months as the underlying forecasted transactions occur. Gains and losses on foreign currency derivatives reported in Other deductions, net reflect hedges of balance sheet exposures that do not receive hedge accounting.
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
The following gains and losses are included in earnings and other comprehensive income (OCI) for the three and six months ended March 31, 2021 and 2020:

		Into Earnings				Into OCI
		2nd Quarter		Six Months		2nd Quarter		Six Months
Gains (Losses)	Location	2020	2021	2020	2021	2020	2021	2020	2021
Commodity	Cost of sales	$(1)	8	(4)	11	(23)	13	(16)	26
Foreign currency	Sales	(1)	1	(3)	2	(8)	(2)	(5)	3
Foreign currency	Cost of sales	4	2	11	2	(66)	—	(49)	27
Foreign currency	Other deductions, net	13	29	21	25

Net Investment Hedges
Euro denominated debt						57	53	31	(27)
Total		$15	40	25	40	(40)	64	(39)	29

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
Fair Value Measurement – Valuations for all derivatives and the Company's long-term debt fall within Level 2 of the GAAP valuation hierarchy. As of March 31, 2021, the fair value of long-term debt was $6.8 billion, which exceeded the carrying value by $425. The fair values of commodity and foreign currency contracts were reported in Other current assets and Accrued expenses and did not materially change since September 30, 2020.
Counterparties to derivatives arrangements are companies with investment-grade credit ratings. The Company has bilateral collateral arrangements with counterparties with credit rating-based posting thresholds that vary depending on the arrangement. If credit ratings on the Company's debt fall below pre-established levels, counterparties can require immediate full collateralization of all derivatives in net liability positions. The maximum amount that could potentially have been required was immaterial. The Company also can demand full collateralization of derivatives in net asset positions should any counterparty credit ratings fall below certain thresholds. No collateral was posted with counterparties and none was held by the Company as of March 31, 2021.

(11) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Activity in Accumulated other comprehensive income (loss) for the three and six months ended March 31, 2021 and 2020 is shown below, net of income taxes:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2021	2020	2021
Foreign currency translation
Beginning balance	$(695)	(522)	(794)	(711)
Other comprehensive income (loss), net of tax of $(13), $(13), $(7) and $6, respectively	(282)	(20)	(183)	169
Ending balance	(977)	(542)	(977)	(542)

Pension and postretirement
Beginning balance	(900)	(837)	(928)	(864)
Amortization of deferred actuarial losses into earnings, net of tax of $(8), $(8), $(17) and $(16), respectively	30	27	58	54
Ending balance	(870)	(810)	(870)	(810)

Cash flow hedges
Beginning balance	19	29	—	(2)
Deferral of gains (losses) arising during the period, net of tax of $23, $(2), $17 and $(13), respectively	(74)	9	(53)	43
Reclassification of realized (gains) losses to sales and cost of sales, net of tax of $1, $3, $1 and $4, respectively	(1)	(8)	(3)	(11)
Ending balance	(56)	30	(56)	30

Accumulated other comprehensive income (loss)	$(1,903)	(1,322)	(1,903)	(1,322)

(12) BUSINESS SEGMENTS

Summarized information about the Company's results of operations by business segment follows:

	Three Months Ended March 31,				Six Months Ended March 31,
	Sales		Earnings		Sales		Earnings
	2020	2021	2020	2021	2020	2021	2020	2021

Automation Solutions	$2,709	2,793	391	471	5,561	5,485	701	832

Climate Technologies	1,026	1,160	217	245	1,899	2,191	368	457
Tools & Home Products	432	485	89	112	862	930	175	210
Commercial & Residential Solutions	1,458	1,645	306	357	2,761	3,121	543	667

Stock compensation			38	(61)			(18)	(125)
Unallocated pension and postretirement costs			12	23			25	47
Corporate and other			(22)	(15)			(68)	(43)
Eliminations/Interest	(5)	(7)	(36)	(38)	(9)	(14)	(71)	(78)
Total	$4,162	4,431	689	737	8,313	8,592	1,112	1,300

In fiscal 2021, the Company reclassified certain software product sales that were previously reported in Measurement and Analytical Instrumentation to Systems & Software (previously described as Process Control Systems & Solutions). Automation Solutions sales by major product offering are summarized below, including the reclassification of prior year amounts to reflect this change.

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2021	2020	2021

Measurement & Analytical Instrumentation	$776	732	1,571	1,430
Valves, Actuators & Regulators	854	836	1,767	1,642
Industrial Solutions	494	555	1,001	1,063
Systems & Software	585	670	1,222	1,350
Automation Solutions	$2,709	2,793	5,561	5,485

Depreciation and amortization (includes intellectual property, customer relationships and capitalized software) by business segment are summarized below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2021	2020	2020
Automation Solutions	$138	156	277	312

Climate Technologies	45	47	89	96
Tools & Home Products	19	20	38	39
Commercial & Residential Solutions	64	67	127	135

Corporate and other	9	16	18	36
Total	$211	239	422	483

Sales by geographic destination are summarized below:

	Three Months Ended March 31,
	2020			2021
	Automation Solutions	Commercial & Residential Solutions	Total	Automation Solutions	Commercial & Residential Solutions	Total

Americas	$1,346	1,037	2,383	1,223	1,119	2,342
Asia, Middle East & Africa	830	235	1,065	953	305	1,258
Europe	533	186	719	617	221	838
Total	$2,709	1,458	4,167	2,793	1,645	4,438

	Six Months Ended March 31,
	2020			2021
	Automation Solutions	Commercial & Residential Solutions	Total	Automation Solutions	Commercial & Residential Solutions	Total

Americas	$2,756	1,900	4,656	2,390	2,100	4,490
Asia, Middle East & Africa	1,726	512	2,238	1,896	613	2,509
Europe	1,079	349	1,428	1,199	408	1,607
Total	$5,561	2,761	8,322	5,485	3,121	8,606

Items 2 and 3.

Management's Discussion and Analysis of Financial Condition and Results of Operations
(Dollars are in millions, except per share amounts or where noted)

OVERVIEW

For the second quarter of fiscal 2021, net sales were $4.4 billion, up 6 percent compared with the prior year, supported by foreign currency translation which added 3 percent and the Open Systems International, Inc. (OSI) acquisition which added 1 percent. Underlying sales, which exclude foreign currency translation, acquisitions and divestitures, were up 2 percent. Automation Solutions underlying sales were down slightly compared to the prior year, but continued to improve sequentially as global markets recover from the impacts of COVID-19. Sales in North America were down 15 percent as automation markets remained weak, but hybrid and discrete markets improved sequentially. Sales rebounded sharply in China (up 42 percent) due to easier comparisons and Europe was up 6 percent. Commercial & Residential Solutions underlying sales were up sharply, reflecting growth across all businesses and geographies. Demand for residential-oriented products and solutions in North America and global cold chain end markets were strong, while sales in China rebounded sharply.
Net earnings common stockholders were $561, up 9 percent, and diluted earnings per share were $0.93, up 11 percent compared with $0.84 in the prior year. Operating results increased $0.14 per share on strong segment margins, reflecting significant savings from the Company's restructuring and cost reset actions. This was largely offset by higher stock compensation expense ($0.12 per share), reflecting a higher stock price in the current year compared to a sharply lower price in the prior year due to market conditions. Second quarter results also benefited from a gain on the sale of an equity investment ($0.04 per share), lower restructuring costs ($0.02 per share), a lower tax rate ($0.01 per share) and share repurchases ($0.01 per share), partially offset by first year acquisition accounting charges related to the OSI acquisition ($0.01 per share).

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31

Following is an analysis of the Company’s operating results for the second quarter ended March 31, 2021, compared with the second quarter ended March 31, 2020.

	2020	2021	Change

Net sales	$4,162	4,431	6%
Gross profit	$1,750	1,862	6%
Percent of sales	42.1%	42.0%

SG&A	$983	1,054	7%
Percent of sales	23.7%	23.8%

Other deductions, net	$42	33
Amortization of intangibles	$59	74
Restructuring costs	$31	17

Interest expense, net	$36	38

Earnings before income taxes	$689	737	7%
Percent of sales	16.6%	16.6%
Net earnings common stockholders	$517	561	9%
Percent of sales	12.4%	12.7%

Diluted earnings per share	$0.84	0.93	11%

Net sales for the second quarter of fiscal 2021 were $4.4 billion, up 6 percent compared with 2020. Automation Solutions sales were up 3 percent and Commercial & Residential Solutions sales were up 13 percent. Underlying sales were up 2 percent, as foreign currency translation added 3 percent and the OSI acquisition added 1 percent.

Underlying sales were down 5 percent in the U.S. and up 9 percent internationally. The Americas was down 4 percent, Europe was up 7 percent and Asia, Middle East & Africa was up 12 percent (China up 45 percent).

Cost of sales for the second quarter of fiscal 2021 were $2,569, an increase of $157 compared with 2020, due to the impact of foreign currency translation, higher sales volume and the OSI acquisition. Gross margin of 42.0 percent decreased 0.1 percentage points compared with the prior year due to unfavorable mix.
Selling, general and administrative (SG&A) expenses of $1,054 increased $71 compared with the prior year and SG&A as a percent of sales increased 0.1 percentage points to 23.8 percent. Higher stock compensation expense of $99 negatively impacted comparisons by 2.3 percentage points. Excluding the higher stock compensation expense, SG&A as a percent of sales decreased 2.2 percentage points, reflecting significant savings from the Company's restructuring and cost reset actions.
Other deductions, net were $33 in 2021, a decrease of $9 compared with the prior year, reflecting lower restructuring costs of $14 and a gain on the sale of an equity investment of $31, partially offset by unfavorable foreign currency transactions of $22 and higher intangibles amortization of $15, primarily related to the OSI acquisition. See Notes 6 and 7.
Pretax earnings of $737 increased $48, up 7 percent compared with the prior year. Earnings increased $80 in Automation Solutions and $51 in Commercial & Residential Solutions. Costs reported at Corporate increased $81 primarily due to higher stock compensation expense of $99, partially offset by the gain on sale of an equity investment of $31. See the Business Segments discussion that follows and Note 12.
Income taxes were $169 for 2021 and $165 for 2020, resulting in effective tax rates of 23 percent and 24 percent, respectively. The current year and prior year rate included unfavorable discrete tax items which increased the rate 1 percentage point in both years.
Net earnings common stockholders in the second quarter of fiscal 2021 were $561, up 9 percent, compared with $517 in the prior year, and earnings per share were $0.93, up 11 percent, compared with $0.84 in the prior year. See discussion in the Overview above for further details.

Business Segments
Following is an analysis of operating results for the Company’s business segments for the second quarter ended March 31, 2021, compared with the second quarter ended March 31, 2020. The Company defines segment earnings as earnings before interest and taxes. See Note 12 for a discussion of the Company's business segments.

AUTOMATION SOLUTIONS

Three Months Ended Mar 31	2020	2021	Change

Sales	$2,709	2,793	3%
Earnings	$391	471	20%
Margin	14.4%	16.8%

Sales by Major Product Offering
Measurement & Analytical Instrumentation	$776	732	(6)%
Valves, Actuators & Regulators	854	836	(2)%
Industrial Solutions	494	555	12%
Systems & Software	585	670	14%
Total	$2,709	2,793	3%
Automation Solutions sales were $2.8 billion in the second quarter, an increase of $84 or 3 percent. Underlying sales decreased 2 percent on lower volume, but continued to improve sequentially as global markets recover from the impacts of COVID-19. Foreign currency translation had a 3 percent favorable impact and the OSI acquisition had a 2 percent favorable impact. Underlying sales decreased 12 percent in the Americas (U.S. down 15 percent), while Europe increased 6 percent and Asia, Middle East & Africa increased 9 percent (China up 42 percent). Sales for Measurement & Analytical Instrumentation decreased $44, or 6 percent, and Valves, Actuators & Regulators decreased $18, or 2 percent, due to continued weakness in North American process industries, partially offset by moderate growth in Europe and robust growth in China on easier comparisons. Industrial Solutions sales were up $61, or 12 percent, reflecting robust demand in China due to easier comparisons and strong growth in Europe. North American discrete end markets declined compared to the prior year but improved sequentially. Systems & Software increased $85, or 14 percent, reflecting the OSI acquisition, which added $48, and strong demand in Europe, while Asia, Middle East & Africa was up moderately and process end markets were down modestly in North America. Earnings were $471, an increase of $80, or 20 percent, and margin increased 2.4 percentage points to 16.8 percent, as significant savings from cost reduction actions and favorable price-cost more than offset deleverage on lower volume, unfavorable foreign currency transactions and unfavorable mix.

COMMERCIAL & RESIDENTIAL SOLUTIONS

Three Months Ended Mar 31	2020	2021	Change

Sales:
Climate Technologies	$1,026	1,160	13%
Tools & Home Products	432	485	13%
Total	$1,458	1,645	13%

Earnings:
Climate Technologies	$217	245	13%
Tools & Home Products	89	112	25%
Total	$306	357	17%
Margin	21.0%	21.7%

Commercial & Residential Solutions sales were $1.6 billion in the second quarter, up $187, or 13 percent compared to the prior year. Underlying sales increased 11 percent due to higher volume and reflected growth across all businesses and geographies, while foreign currency translation added 2 percent. Overall, underlying sales increased 8 percent in the Americas (U.S. up 7 percent), 9 percent in Europe and 24 percent in Asia, Middle East & Africa (China up 56 percent). Climate Technologies sales were $1.2 billion in the second quarter, an increase of $134, or 13 percent. Air conditioning and heating sales were up high single-digits, reflecting strong demand for residential-oriented products and solutions in North America and robust growth in Europe and China. Cold chain sales were up mid teens, driven by favorable global market conditions. Tools & Home Products sales were $485 in the second quarter, an increase of $53, or 13 percent. Sales for wet/dry vacuums were robust due to competitor outages, while growth was strong for food waste disposers and solid for professional tools. Earnings were $357, up 17 percent compared with the prior year, and margin increased 0.7 percentage points to 21.7 percent due to savings from cost reduction actions, while leverage on higher volume offset unfavorable price-cost.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31

Following is an analysis of the Company’s operating results for the six months ended March 31, 2021, compared with the six months ended March 31, 2020.

	2020	2021	Change

Net sales	$8,313	8,592	3%
Gross profit	$3,509	3,585	2%
Percent of sales	42.2%	41.7%

SG&A	$2,106	2,052	(3)%
Percent of sales	25.3%	23.9%

Other deductions, net	$220	155
Amortization of intangibles	$118	152
Restructuring costs	$128	83

Interest expense, net	$71	78

Earnings before income taxes	$1,112	1,300	17%
Percent of sales	13.4%	15.1%
Net earnings common stockholders	$843	1,006	19%
Percent of sales	10.1%	11.7%

Diluted earnings per share	$1.37	1.67	22%

Net sales for the first six months of 2021 were $8.6 billion, up 3 percent compared with 2020. Automation Solutions sales were down 1 percent while Commercial & Residential Solutions sales were up 13 percent. Underlying sales were flat, as foreign currency translation added 2 percent and acquisitions added 1 percent. Underlying sales decreased 6 percent in the U.S. and increased 5 percent internationally. The Americas was down 5 percent, Europe was up 5 percent and Asia, Middle East & Africa was up 7 percent (China up 22 percent).

Cost of sales for 2021 were $5,007, an increase of $203 versus $4,804 in 2020, primarily due to the impact of foreign currency translation and the OSI acquisition. Gross margin decreased 0.5 percentage points to 41.7 percent, reflecting unfavorable mix and deleverage on lower sales volume within Automation Solutions.

SG&A expenses of $2,052 decreased $54 and SG&A as a percent of sales decreased 1.4 percentage points to 23.9 percent, reflecting significant savings from the Company's restructuring and cost reset actions, which more than offset higher stock compensation expense of $107 (1.3 percentage points) and deleverage on lower sales volume within Automation Solutions.

Other deductions, net were $155 in 2021, a decrease of $65 compared with the prior year, reflecting lower restructuring costs of $45 and investment-related gains. In the first quarter of fiscal 2021, the Company recognized an investment gain of $21 and a gain from the acquisition of the remaining interest of an equity investment of $17, and in the second quarter recognized a gain of $31 on the sale of an equity investment. These items were partially offset by higher intangibles amortization of $34, primarily related to the OSI acquisition, and unfavorable foreign currency transactions of $29. See Notes 6 and 7.

Pretax earnings of $1,300 increased $188, or 17 percent. Earnings increased $131 in Automation Solutions and $124 in Commercial & Residential Solutions. Costs reported at Corporate increased $60, reflecting higher stock compensation expense of $107 and first year acquisition accounting charges and fees related to the OSI acquisition of $31, partially offset by the investment-related gains discussed above and lower unallocated pension and postretirement costs of $22. See the Business Segments discussion that follows and Note 12.

Income taxes were $280 for 2021 and $259 for 2020, resulting in effective tax rates of 22 percent and 23 percent, respectively.

Net earnings common stockholders in 2021 were $1,006, up 19 percent compared with the prior year, and earnings per share were $1.67, up 22 percent compared with $1.37 in 2020. Operating results increased $0.24 per share, as significant savings from the Company's restructuring and cost reset actions more than offset deleverage on lower sales volume in Automation Solutions. Lower restructuring and advisory fees ($0.07 per share), a lower tax rate ($0.03 per share) and share repurchases ($0.03 per share) also benefited operating results, while higher stock compensation expense deducted $0.13 per share. The Company recognized several investment-related gains in the current year ($0.10 per share), while first year acquisition accounting charges and fees related to the OSI acquisition deducted $0.04 per share.

Business Segments
Following is an analysis of operating results for the Company’s business segments for the six months ended March 31, 2021, compared with the six months ended March 31, 2020. The Company defines segment earnings as earnings before interest and taxes.

AUTOMATION SOLUTIONS

Six Months Ended Mar 31	2020	2021	Change
Sales	$5,561	5,485	(1)%
Earnings	$701	832	19%
Margin	12.6%	15.2%

Sales by Major Product Offering
Measurement & Analytical Instrumentation	$1,571	1,430	(9)%
Valves, Actuators & Regulators	1,767	1,642	(7)%
Industrial Solutions	1,001	1,063	6%
Systems & Software	1,222	1,350	10%
Total	$5,561	5,485	(1)%

Automation Solutions sales were $5.5 billion in the first six months of 2021, a decrease of $76, or 1 percent. Underlying sales decreased 5 percent on lower volume. Foreign currency translation had a 2 percent favorable impact and the OSI acquisition added 2 percent. Underlying sales decreased 16 percent in the Americas, while Europe increased 4 percent and Asia, Middle East & Africa was up 5 percent (China up 21 percent). Sales for Measurement & Analytical Instrumentation decreased $141, or 9 percent, due to weakness in process industries, particularly in North America, partially offset by moderate growth in Europe and Asia. Valves, Actuators & Regulators decreased $125, or 7 percent, reflecting slower demand in most end markets, particularly in North America and Europe, partially offset by strength in Asia. Industrial Solutions sales increased $62, or 6 percent, on moderate growth in Europe and robust growth in China, partially offset by weakness in discrete end markets in North America. Systems & Software increased $128, reflecting the impact of the OSI acquisition which added $90. Power end markets grew moderately in North America offset by softness in Asia, while process end markets were strong in Europe and Asia, offset by declines in North America and Middle East & Africa. Earnings were $832, an increase of $131, or 19 percent, and margin increased 2.6 percentage points to 15.2 percent, as significant savings from cost reduction actions and favorable price-cost more than offset deleverage on lower sales volume and unfavorable mix. Lower restructuring expense benefited margins 0.6 percentage points, while foreign currency transactions had an unfavorable impact of 0.3 percentage points.

COMMERCIAL & RESIDENTIAL SOLUTIONS

Six Months Ended Mar 31	2020	2021	Change

Sales:
Climate Technologies	$1,899	2,191	15%
Tools & Home Products	862	930	8%
Total	$2,761	3,121	13%

Earnings:
Climate Technologies	$368	457	24%
Tools & Home Products	175	210	20%
Total	$543	667	23%
Margin	19.7%	21.4%

Commercial & Residential Solutions sales were $3.1 billion in the first six months of 2021, an increase of $360, or 13 percent compared to the prior year. Underlying sales were up 11 percent on higher volume and foreign currency translation added 2 percent. Overall, underlying sales increased 11 percent in the Americas, 8 percent in Europe and 15 percent in Asia, Middle East & Africa (China up 26 percent). Climate Technologies sales were $2.2 billion in the first six months of 2021, an increase of $292, or 15 percent. Air conditioning and heating sales were up significantly, reflecting strong demand for residential-oriented products and solutions in North America and robust growth in Europe and China. Cold chain sales were strong, driven by favorable global market conditions. Tools & Home Products sales were $930 million in the first six months of 2021, up $68, or 8 percent. Sales for wet/dry vacuums were robust due to competitor outages and were strong for food waste disposers, while global professional tools were up slightly. Earnings were $667, up 23 percent compared to the prior year, and margin increased 1.7 percentage points, reflecting leverage on higher volume and savings from cost reduction actions, partially offset by unfavorable price-cost and mix.

FINANCIAL CONDITION
Key elements of the Company's financial condition for the six months ended March 31, 2021 as compared to the year ended September 30, 2020 and the six months ended March 31, 2020 follow.

	Mar 31, 2020		Sept 30, 2020		Mar 31, 2021
Operating working capital	$1,250		$866		$781
Current ratio	1.0		1.5		1.3
Total debt-to-total capital	50.6%		47.1%		44.4%
Net debt-to-net capital	40.5%		33.2%		35.1%
Interest coverage ratio	14.4	X	14.4	X	16.6	X
The Company's operating working capital decreased $469 compared to the same quarter last year largely due to timing-related reductions reflecting current business conditions. The interest coverage ratio (earnings before income taxes plus interest expense, divided by interest expense) of 16.6 for the first six months of fiscal 2021 compares to 14.4X for the six months ended March 31, 2020. The increase reflects higher pretax earnings in the current year.
Operating cash flow for the first six months of fiscal 2021 was $1.6 billion, an increase of $603 compared with $1.0 billion in the prior year due to favorable operating working capital and higher earnings. Free cash flow of $1.4 billion in the first six months of fiscal 2021 (operating cash flow of $1.6 billion less capital expenditures of $222) increased $606 compared to free cash flow of $0.8 billion in 2020 (operating cash flow of $1.0 billion less capital expenditures of $225), reflecting the increase in operating cash flow. Cash used for investing activities was $1.8 billion largely due to the OSI acquisition.
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

FISCAL 2021 OUTLOOK
Despite ongoing pandemic challenges in many parts of the world, the Company expects overall continued improvement in industrial and commercial demand over the remainder of 2021. Residential demand is expected to remain robust, but begin to taper in the second half. For the full year, consolidated net sales are expected to be up 6 to 9 percent, with underlying sales up 3 to 6 percent excluding a 2 percent favorable impact from foreign currency translation and a 1 percent favorable impact from the OSI acquisition. Automation Solutions net sales are expected to be up 3 to 5 percent, with underlying sales down 1 to up 1 percent excluding a 3 percent favorable impact from foreign currency translation and a 1 percent favorable impact from the OSI acquisition. Commercial & Residential Solutions net sales are expected to be up 14 to 16 percent, with underlying sales up 12 to 14 percent excluding a 2 percent impact from favorable foreign currency translation. Earnings per share are expected to be $3.55 to $3.65, while adjusted earnings per share, which exclude a $0.26 per share impact from restructuring actions, a $0.07 per share impact from OSI first year acquisition accounting charges and fees, and a $0.03 per share equity investment gain, are expected to be $3.85 to $3.95. Operating cash flow is expected to be approximately $3.3 billion and free cash flow, which excludes targeted capital spending of $600 million, is expected to be approximately $2.7 billion. Fiscal 2021 share repurchases and acquisition activity are expected to be in the amount of $500 million to $1 billion, excluding the OSI acquisition which closed on October 1, 2020. However, future developments related to COVID-19, including further actions taken by governmental authorities, potential shutdowns of our operations, or delays in the stabilization and recovery of economic conditions could further adversely affect our operations and financial results, as well as those of our customers and suppliers. See Item 1A – “Risk Factors” in our Annual Report on Form 10-K.

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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2021	—	$0.00	—	65,339
February 2021	320	$85.83	320	65,019
March 2021	460	$90.01	460	64,559
Total	780	$88.30	780	64,559
In November 2015, the Board of Directors authorized the purchase of up to 70 million shares. In March 2020, the Board of Directors authorized the purchase of an additional 60 million shares and a total of approximately 64.6 million shares remain available for purchase under the authorizations.

Item 6. Exhibits

(a) Exhibits (Listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

3	Bylaws of Emerson Electric Co., as amended through May 4, 2021, incorporated by reference to the Company's Form 8-K dated May 4, 2021, filed on May 4, 2021, File No. 1-278, Exhibit 3.1.

10.1
Letter Agreement dated February 23, 2021, by and between Emerson Electric Co. and David N. Farr, incorporated by reference to the Company's Form 8-K dated February 23, 2021, filed on February 26, 2021, File No. 1-278, Exhibit 10.1.

10.2
Consulting Agreement dated February 23, 2021, by and between Emerson Electric Co. and David N. Farr, incorporated by reference to the Company's Form 8-K dated February 23, 2021, filed on February 26, 2021, File No. 1-278, Exhibit 10.2.

10.3
Letter Agreement dated February 16, 2021 entered into on March 8, 2021, by and between Emerson Electric Co. and Steven J. Pelch, incorporated by reference to the Company's Form 8-K dated March 8, 2021, filed on March 12, 2021, File No. 1-278, Exhibit 10.1.

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

101
Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the three and six months ended March 31, 2021 and 2020, (ii) Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2021 and 2020, (iii) Consolidated Balance Sheets as of September 30, 2020 and March 31, 2021, (iv) Consolidated Statements of Equity for the three and six months ended March 31, 2021 and 2020, (v) Consolidated Statements of Cash Flows for the six months ended March 31, 2021 and 2020, and (vi) Notes to Consolidated Financial Statements for the three and six months ended ended March 31, 2021 and 2020.

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
May 5, 2021