Form 10-Q
period 2021-06-30
EMERSON ELECTRIC CO
filed 2021-08-04
CIK 32604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common stock of $0.50 par value per share outstanding at June 30, 2021: 597.8 million shares.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Consolidated Statements of Earnings
EMERSON ELECTRIC CO. & SUBSIDIARIES

Three and nine months ended June 30, 2020 and 2021
(Dollars in millions, except per share amounts; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2021	2020	2021
Net sales	$3,914	4,697	12,227	13,289

Costs and expenses:
Cost of sales	2,296	2,715	7,100	7,722
Selling, general and administrative expenses	934	1,073	3,040	3,125
Other deductions, net	181	88	401	243
Interest expense (net of interest income of $4, $3, $16 and $9, respectively)	45	37	116	115

Earnings before income taxes	458	784	1,570	2,084

Income taxes	51	151	310	431

Net earnings	407	633	1,260	1,653

Less: Noncontrolling interests in earnings of subsidiaries	8	6	18	20

Net earnings common stockholders	$399	627	1,242	1,633

Basic earnings per share common stockholders	$0.67	1.05	2.05	2.73

Diluted earnings per share common stockholders	$0.67	1.04	2.04	2.71

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
EMERSON ELECTRIC CO. & SUBSIDIARIES

Three and nine months ended June 30, 2020 and 2021
(Dollars in millions; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2021	2020	2021
Net earnings	$407	633	1,260	1,653

Other comprehensive income (loss), net of tax:
Foreign currency translation	134	(5)	(48)	163
Pension and postretirement	29	27	87	81
Cash flow hedges	40	(6)	(16)	26
Total other comprehensive income (loss)	203	16	23	270

Comprehensive income	610	649	1,283	1,923

Less: Noncontrolling interests in comprehensive income of subsidiaries	7	7	18	20
Comprehensive income common stockholders	$603	642	1,265	1,903

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
EMERSON ELECTRIC CO. & SUBSIDIARIES

(Dollars and shares in millions, except per share amounts; unaudited)

	Sept 30, 2020	June 30, 2021
ASSETS
Current assets
Cash and equivalents	$3,315	2,860
Receivables, less allowances of $138 and $124, respectively	2,802	2,754
Inventories	1,928	2,114
Other current assets	761	1,038
Total current assets	8,806	8,766

Property, plant and equipment, net	3,688	3,664
Other assets
Goodwill	6,734	7,777
Other intangible assets	2,468	2,993
Other	1,186	1,284
Total other assets	10,388	12,054
Total assets	$22,882	24,484

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current maturities of long-term debt	$1,160	1,478
Accounts payable	1,715	1,966
Accrued expenses	2,910	3,226
Total current liabilities	5,785	6,670

Long-term debt	6,326	5,835

Other liabilities	2,324	2,640

Equity
Common stock, $0.50 par value; authorized, 1,200.0 shares; issued, 953.4 shares; outstanding, 598.0 shares and 597.8 shares, respectively	477	477
Additional paid-in-capital	470	518
Retained earnings	24,955	25,678
Accumulated other comprehensive income (loss)	(1,577)	(1,307)
Cost of common stock in treasury, 355.4 shares and 355.6 shares, respectively	(15,920)	(16,075)
Common stockholders’ equity	8,405	9,291
Noncontrolling interests in subsidiaries	42	48
Total equity	8,447	9,339
Total liabilities and equity	$22,882	24,484

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Equity
EMERSON ELECTRIC CO. & SUBSIDIARIES

Three and nine months ended June 30, 2020 and 2021
(Dollars in millions; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2021	2020	2021

Common stock	$477	477	477	477

Additional paid-in-capital
Beginning balance	453	511	393	470
Stock plans	6	7	66	48
Ending balance	459	518	459	518

Retained earnings
Beginning balance	24,431	25,354	24,199	24,955
Net earnings common stockholders	399	627	1,242	1,633
Dividends paid (per share: $0.50, $0.505, $1.50 and $1.515, respectively)	(299)	(303)	(910)	(909)
Adoption of accounting standard	—	—	—	(1)
Ending balance	24,531	25,678	24,531	25,678

Accumulated other comprehensive income (loss)
Beginning balance	(1,903)	(1,322)	(1,722)	(1,577)
Foreign currency translation	135	(6)	(48)	163
Pension and postretirement	29	27	87	81
Cash flow hedges	40	(6)	(16)	26
Ending balance	(1,699)	(1,307)	(1,699)	(1,307)

Treasury stock
Beginning balance	(15,941)	(15,890)	(15,114)	(15,920)
Purchases	—	(193)	(942)	(275)
Issued under stock plans	4	8	119	120
Ending balance	(15,937)	(16,075)	(15,937)	(16,075)

Common stockholders' equity	7,831	9,291	7,831	9,291

Noncontrolling interests in subsidiaries
Beginning balance	46	50	40	42
Net earnings	8	6	18	20
Other comprehensive income	(1)	1	—	—
Dividends paid	(6)	(9)	(11)	(14)
Ending balance	47	48	47	48

Total equity	$7,878	9,339	7,878	9,339

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
EMERSON ELECTRIC CO. & SUBSIDIARIES

Nine Months Ended June 30, 2020 and 2021
(Dollars in millions; unaudited)

	Nine Months Ended
	June 30,
	2020	2021
Operating activities
Net earnings	$1,260	1,653
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	631	720
Stock compensation	69	191
Pension expense	50	23
Changes in operating working capital	(86)	246
Other, net	(70)	(113)
Cash provided by operating activities	1,854	2,720

Investing activities
Capital expenditures	(329)	(350)
Purchases of businesses, net of cash and equivalents acquired	(114)	(1,611)
Other, net	(65)	53
Cash used in investing activities	(508)	(1,908)

Financing activities
Net increase in short-term borrowings	269	31
Proceeds from short-term borrowings greater than three months	546	71
Payments of short-term borrowings greater than three months	(340)	—
Proceeds from long-term debt	1,488	—
Payments of long-term debt	(502)	(305)
Dividends paid	(910)	(909)
Purchases of common stock	(942)	(268)
Other, net	28	89
Cash used in financing activities	(363)	(1,291)

Effect of exchange rate changes on cash and equivalents	(27)	24
Increase (Decrease) in cash and equivalents	956	(455)
Beginning cash and equivalents	1,494	3,315
Ending cash and equivalents	$2,450	2,860

Changes in operating working capital
Receivables	$456	76
Inventories	(218)	(160)
Other current assets	40	(69)
Accounts payable	(439)	216
Accrued expenses	75	183
Total changes in operating working capital	$(86)	246
See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
EMERSON ELECTRIC CO. & SUBSIDIARIES

(Dollars and shares in millions, except per share amounts or where noted)

(1) BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary for a fair presentation of operating results for the interim periods presented. Adjustments consist of normal and recurring accruals. The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all disclosures required for annual financial statements presented in conformity with U.S. generally accepted accounting principles (GAAP). For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2020. Certain prior year amounts have been reclassified to conform to current year presentation - see Note 12.

Effective October 1, 2020, the Company adopted two accounting standard updates and one new accounting standard which had an immaterial impact on the Company's financial statements as of and for the nine months ended June 30, 2021. These included:

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

	Sept 30, 2020	June 30, 2021
Unbilled receivables (contract assets)	$458	500
Customer advances (contract liabilities)	(583)	(774)
Net contract liabilities	$(125)	(274)

The majority of the Company's contract balances relate to arrangements where revenue is recognized over time and payments from customers are made according to a contractual billing schedule. The increase in net contract liabilities was due to customer billings which exceeded revenue recognized for performance completed during the period. Revenue recognized for the three and nine months ended June 30, 2021 included $53 and $415 that was included in the beginning contract liability balance. Other factors that impacted the change in net contract liabilities were immaterial. Revenue recognized for the three and nine months ended June 30, 2021 for performance obligations that were satisfied in previous periods, including cumulative catchup adjustments on the Company's long-term contracts, was not material.

As of June 30, 2021, the Company's backlog relating to unsatisfied (or partially unsatisfied) performance obligations in contracts with its customers was approximately $6.6 billion. The Company expects to recognize approximately 80 percent of its remaining performance obligations as revenue over the next 12 months, with the remainder substantially over the subsequent two years thereafter.

(3) WEIGHTED-AVERAGE COMMON SHARES

Reconciliations of weighted-average shares for basic and diluted earnings per common share follow. Earnings allocated to participating securities were inconsequential.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2021	2020	2021

Basic shares outstanding	596.9	598.2	604.8	598.7
Dilutive shares	3.1	3.9	3.6	3.6
Diluted shares outstanding	600.0	602.1	608.4	602.3

(4) ACQUISITIONS AND DIVESTITURES

On October 1, 2020, the Company completed the acquisition of Open Systems International, Inc. (OSI), a leading operations technology software provider in the global power industry, for approximately $1.6 billion, net of cash acquired. This business, which has annual sales of approximately $170 and is reported in the Automation Solutions segment, expands the Company's offerings in the power industry to include the digitization and modernization of the electric grid. The Company recognized goodwill of $960 (none of which is expected to be tax deductible), identifiable intangible assets of $783, primarily intellectual property and customer relationships with a weighted-average useful life of approximately 11 years, and deferred tax liabilities of approximately $185. Results of operations for the three months ended June 30, 2021 included first-year pretax acquisition accounting charges related to backlog amortization and deferred revenue of $7 and $3, respectively, while year-to-date results included $24 and $11, respectively.

On November 17, 2020, the Company acquired the remaining interest of an equity investment for approximately $19, net of cash acquired.

The Company acquired three businesses in fiscal 2020, two in the Automation Solutions segment and one in the Climate Technologies segment, for $126, net of cash acquired.

As previously disclosed, the Company sold its network power systems business (rebranded as Vertiv, now a publicly traded company, symbol VRT) in 2017 and retained a subordinated interest contingent upon the equity holders first receiving a threshold return on their initial investment. As of August 4, 2021, the equity holders have received a return on their investment substantially up to the threshold. Based on the terms of the agreement and the current calculation, the Company could receive approximately $600 on a pretax basis through periodic distributions over the next two years. However, the distributions are contingent on the timing and price at which Vertiv shares are sold by the equity holders and therefore, there can be no assurance as to the amount or timing of the distributions to the Company. As of June 30, 2021, no amounts have been recognized in the financial statements related to this gain contingency.

(5) PENSION & POSTRETIREMENT PLANS

Total periodic pension and postretirement (income) expense is summarized below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2021	2020	2021
Service cost	$21	21	65	63
Interest cost	40	32	120	96
Expected return on plan assets	(84)	(84)	(252)	(252)
Net amortization	38	35	113	105
Total	$15	4	46	12

(6) OTHER DEDUCTIONS, NET

Other deductions, net are summarized below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2021	2020	2021

Amortization of intangibles (intellectual property and customer relationships)	$60	71	178	223
Restructuring costs	88	28	216	111
Special advisory fees	—	—	13	—
Other	33	(11)	(6)	(91)
Total	$181	88	401	243

The increase in intangibles amortization for the three and nine months ended June 30, 2021 was due to the OSI acquisition, including backlog amortization of $7 and $24, respectively. The change in Other for the third quarter of fiscal 2021 included a favorable impact from foreign currency transactions of $25 due to losses in the prior year and a favorable impact from pensions. For the nine months ended June 30, 2021, the change in Other reflects a favorable impact from pensions and investment-related gains, including gains in the first quarter of fiscal 2021 of $21 from an investment sale and $17 from the acquisition of the remaining interest of an equity investment, and a gain in the second quarter of $31 from the sale of an equity investment.

(7) RESTRUCTURING COSTS

Restructuring expense reflects costs associated with the Company’s ongoing efforts to improve operational efficiency and deploy assets globally in order to remain competitive on a worldwide basis. Costs incurred in the first nine months of fiscal 2021 relate to the Company's initiatives that began in the third quarter of fiscal 2019 to improve operating margins and were increased in response to the effects of the COVID-19 pandemic on demand for the Company's products. Expenses incurred in the first nine months of fiscal 2021 included costs related to workforce reductions of approximately 1,900 employees. The Company expects fiscal 2021 restructuring expense and related costs to be approximately $200, including costs to complete actions initiated in the first nine months of the year.

Restructuring expense by business segment follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2021	2020	2021

Automation Solutions	$76	18	182	94

Climate Technologies	5	4	14	8
Tools & Home Products	4	2	12	4
Commercial & Residential Solutions	9	6	26	12

Corporate	3	4	8	5

Total	$88	28	216	111

Details of the change in the liability for restructuring costs during the nine months ended June 30, 2021 follow:

	Sept 30, 2020	Expense	Utilized/Paid	June 30, 2021

Severance and benefits	$176	87	95	168
Other	5	24	22	7
Total	$181	111	117	175

The tables above do not include $6 and $4 of costs related to restructuring actions incurred for the three months ended June 30, 2020 and 2021, respectively, that are required to be reported in cost of sales and selling, general and administrative expenses; year-to-date amounts are $15 and $11, respectively.

(8) TAXES

Income taxes were $151 in the third quarter of fiscal 2021 and $51 in 2020, resulting in effective tax rates of 19 percent and 11 percent, respectively. The current year rate included $24 of favorable net discrete tax items which decreased the rate 3 percentage points. The prior year rate included $57 of discrete benefits, which decreased the rate 12 percentage points, related to updates to estimates for the prior year U.S. income tax return and the impact of a research and development tax credit study.

Income taxes were $431 for the first nine months of 2021 and $310 for 2020, resulting in effective tax rates of 21 percent and 20 percent, respectively. The current year and prior year rates included favorable net discrete items which reduced the rates 1 percentage point and 3 percentage points, respectively.

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

(9) OTHER FINANCIAL INFORMATION

	Sept 30, 2020	June 30, 2021
Inventories
Finished products	$584	666
Raw materials and work in process	1,344	1,448
Total	$1,928	2,114

Property, plant and equipment, net
Property, plant and equipment, at cost	$9,055	9,318
Less: Accumulated depreciation	5,367	5,654
Total	$3,688	3,664

	Sept 30, 2020	June 30, 2021
Goodwill by business segment
Automation Solutions	$5,583	6,594

Climate Technologies	730	757
Tools & Home Products	421	426
Commercial & Residential Solutions	1,151	1,183

Total	$6,734	7,777

Other intangible assets
Gross carrying amount	$5,106	5,971
Less: Accumulated amortization	2,638	2,978
Net carrying amount	$2,468	2,993
Other intangible assets include customer relationships, net, of $1,328 and $1,554 as of September 30, 2020 and June 30, 2021, respectively. The increases in goodwill and other intangible assets reflect the acquisition of OSI. See Note 4.

Other assets include the following:
Operating lease right-of-use assets	$508	503
Pension assets	265	415
Deferred income taxes	99	110
Asbestos-related insurance receivables	100	96

Accrued expenses include the following:
Customer advances (contract liabilities)	$583	774
Employee compensation	577	629
Product warranty	148	155
Operating lease liabilities (current)	148	151

Other liabilities include the following:
Pension and postretirement liabilities	$769	781
Deferred income taxes	261	555
Operating lease liabilities (noncurrent)	373	366
Asbestos litigation	295	267
The increase in deferred income taxes is largely due to the OSI acquisition.

(10) FINANCIAL INSTRUMENTS
Following is a discussion regarding the Company’s use of financial instruments:
Hedging Activities – As of June 30, 2021, the notional amount of foreign currency hedge positions was approximately $1.9 billion, and commodity hedge contracts totaled approximately $139 (primarily 42 million pounds of copper and aluminum). All derivatives receiving hedge accounting are cash flow hedges. The majority of hedging gains and losses deferred as of June 30, 2021 are expected to be recognized over the next 12 months as the underlying forecasted transactions occur. Gains and losses on foreign currency derivatives reported in Other deductions, net reflect hedges of balance sheet exposures that do not receive hedge accounting.
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

The following gains and losses are included in earnings and other comprehensive income (OCI) for the three and nine months ended June 30, 2021 and 2020:

		Into Earnings				Into OCI
		3rd Quarter		Nine Months		3rd Quarter		Nine Months
Gains (Losses)	Location	2020	2021	2020	2021	2020	2021	2020	2021
Commodity	Cost of sales	$(4)	13	(8)	24	17	8	1	34
Foreign currency	Sales	(2)	—	(5)	2	6	—	1	3
Foreign currency	Cost of sales	(3)	3	8	5	21	1	(28)	28
Foreign currency	Other deductions, net	(26)	8	(5)	33

Net Investment Hedges
Euro denominated debt						(72)	6	(41)	(21)
Total		$(35)	24	(10)	64	(28)	15	(67)	44

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
Fair Value Measurement – Valuations for all derivatives and the Company's long-term debt fall within Level 2 of the GAAP valuation hierarchy. As of June 30, 2021, the fair value of long-term debt was $6.9 billion, which exceeded the carrying value by $526. The fair values of commodity and foreign currency contracts were reported in Other current assets and Accrued expenses and did not materially change since September 30, 2020.
Counterparties to derivatives arrangements are companies with investment-grade credit ratings. The Company has bilateral collateral arrangements with counterparties with credit rating-based posting thresholds that vary depending on the arrangement. If credit ratings on the Company's debt fall below pre-established levels, counterparties can require immediate full collateralization of all derivatives in net liability positions. The maximum amount that could potentially have been required was immaterial. The Company also can demand full collateralization of derivatives in net asset positions should any counterparty credit ratings fall below certain thresholds. No collateral was posted with counterparties and none was held by the Company as of June 30, 2021.

(11) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Activity in Accumulated other comprehensive income (loss) for the three and nine months ended June 30, 2021 and 2020 is shown below, net of income taxes:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2021	2020	2021
Foreign currency translation
Beginning balance	$(977)	(542)	(794)	(711)
Other comprehensive income (loss), net of tax of $17, $(1), $10 and $5, respectively	135	(6)	(48)	163
Ending balance	(842)	(548)	(842)	(548)

Pension and postretirement
Beginning balance	(870)	(810)	(928)	(864)
Amortization of deferred actuarial losses into earnings, net of tax of $(9), $(8), $(26) and $(24), respectively	29	27	87	81
Ending balance	(841)	(783)	(841)	(783)

Cash flow hedges
Beginning balance	(56)	30	—	(2)
Deferral of gains (losses) arising during the period, net of tax of $(11), $(2), $6 and $(15), respectively	33	7	(20)	50
Reclassification of realized (gains) losses to sales and cost of sales, net of tax of $(2), $3, $(1) and $7, respectively	7	(13)	4	(24)
Ending balance	(16)	24	(16)	24

Accumulated other comprehensive income (loss)	$(1,699)	(1,307)	(1,699)	(1,307)

(12) BUSINESS SEGMENTS

Summarized information about the Company's results of operations by business segment follows:

	Three Months Ended June 30,				Nine Months Ended June 30,
	Sales		Earnings		Sales		Earnings
	2020	2021	2020	2021	2020	2021	2020	2021

Automation Solutions	$2,589	2,947	311	521	8,150	8,432	1,012	1,353

Climate Technologies	970	1,268	195	274	2,869	3,459	563	731
Tools & Home Products	357	489	58	101	1,219	1,419	233	311
Commercial & Residential Solutions	1,327	1,757	253	375	4,088	4,878	796	1,042

Stock compensation			(51)	(66)			(69)	(191)
Unallocated pension and postretirement costs			12	24			37	71
Corporate and other			(22)	(33)			(90)	(76)
Eliminations/Interest	(2)	(7)	(45)	(37)	(11)	(21)	(116)	(115)
Total	$3,914	4,697	458	784	12,227	13,289	1,570	2,084

In fiscal 2021, the Company reclassified certain software product sales that were previously reported in Measurement and Analytical Instrumentation to Systems & Software (previously described as Process Control Systems & Solutions). Automation Solutions sales by major product offering are summarized below, including the reclassification of prior year amounts to reflect this change.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2021	2020	2021

Measurement & Analytical Instrumentation	$709	781	2,280	2,211
Valves, Actuators & Regulators	842	880	2,609	2,522
Industrial Solutions	469	593	1,470	1,656
Systems & Software	569	693	1,791	2,043
Automation Solutions	$2,589	2,947	8,150	8,432

Depreciation and amortization (includes intellectual property, customer relationships and capitalized software) by business segment are summarized below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2021	2020	2020
Automation Solutions	$137	152	414	464

Climate Technologies	44	48	133	144
Tools & Home Products	20	20	58	59
Commercial & Residential Solutions	64	68	191	203

Corporate and other	8	17	26	53
Total	$209	237	631	720

Sales by geographic destination are summarized below:

	Three Months Ended June 30,
	2020			2021
	Automation Solutions	Commercial & Residential Solutions	Total	Automation Solutions	Commercial & Residential Solutions	Total

Americas	$1,159	915	2,074	1,321	1,190	2,511
Asia, Middle East & Africa	893	253	1,146	1,011	331	1,342
Europe	537	159	696	615	236	851
Total	$2,589	1,327	3,916	2,947	1,757	4,704

	Nine Months Ended June 30,
	2020			2021
	Automation Solutions	Commercial & Residential Solutions	Total	Automation Solutions	Commercial & Residential Solutions	Total

Americas	$3,915	2,815	6,730	3,711	3,290	7,001
Asia, Middle East & Africa	2,619	765	3,384	2,907	944	3,851
Europe	1,616	508	2,124	1,814	644	2,458
Total	$8,150	4,088	12,238	8,432	4,878	13,310

Items 2 and 3.

Management's Discussion and Analysis of Financial Condition and Results of Operations
(Dollars are in millions, except per share amounts or where noted)

OVERVIEW

For the third quarter of fiscal 2021, net sales were $4.7 billion, up 20 percent compared with the prior year, supported by foreign currency translation which added 4 percent and the Open Systems International, Inc. (OSI) acquisition which added 1 percent. Underlying sales, which exclude foreign currency translation, acquisitions and divestitures, were up 15 percent. Automation Solutions underlying sales were up high single digits, as all businesses turned positive and all geographies were up mid-to-high single digits. Commercial & Residential Solutions underlying sales were up sharply, reflecting strong growth across all businesses and geographies including robust demand in North American residential markets and global cold chain markets. Both business platforms also benefited from the impact of COVID-19 on prior year comparisons.
Net earnings common stockholders were $627, up 57 percent, and diluted earnings per share were $1.04, up 55 percent compared with $0.67 in the prior year. Operating results increased $0.33 per share, reflecting higher sales and strong segment margins due to significant savings from the Company's restructuring and cost reset actions. Third quarter results also benefited from lower restructuring costs ($0.09 per share) and favorable foreign currency translation ($0.06), offset by a higher tax rate compared to the prior year ($0.10 per share) and first year acquisition accounting charges related to the OSI acquisition ($0.01 per share).

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30

Following is an analysis of the Company’s operating results for the third quarter ended June 30, 2021, compared with the third quarter ended June 30, 2020.

	2020	2021	Change

Net sales	$3,914	4,697	20%
Gross profit	$1,618	1,982	23%
Percent of sales	41.3%	42.2%

SG&A	$934	1,073	15%
Percent of sales	23.8%	22.9%

Other deductions, net	$181	88
Amortization of intangibles	$60	71
Restructuring costs	$88	28

Interest expense, net	$45	37

Earnings before income taxes	$458	784	71%
Percent of sales	11.7%	16.7%
Net earnings common stockholders	$399	627	57%
Percent of sales	10.2%	13.3%

Diluted earnings per share	$0.67	1.04	55%

Net sales for the third quarter of fiscal 2021 were $4.7 billion, up 20 percent compared with 2020. Automation Solutions sales were up 14 percent and Commercial & Residential Solutions sales were up 32 percent. Underlying sales were up 15 percent, as foreign currency translation added 4 percent and the OSI acquisition added 1 percent. Underlying sales were up 18 percent in the U.S. and up 13 percent internationally. The Americas was up 18 percent, Europe was up 13 percent and Asia, Middle East & Africa was up 11 percent (China up 7 percent).

Cost of sales for the third quarter of fiscal 2021 were $2,715, an increase of $419 compared with 2020, due to higher sales volume, the impact of foreign currency translation and the OSI acquisition. Gross margin of 42.2 percent increased 0.9 percentage points compared with the prior year reflecting leverage on higher sales volume, partially offset by unfavorable price-cost in Commercial & Residential Solutions.
Selling, general and administrative (SG&A) expenses of $1,073 increased $139 compared with the prior year on increased sales volume and higher stock and other performance-based compensation expense. SG&A as a percent of sales decreased 0.9 percentage points to 22.9 percent reflecting savings from the Company's restructuring and cost reset actions.
Other deductions, net were $88 in 2021, a decrease of $93 compared with the prior year, reflecting lower restructuring costs of $60, a favorable impact from foreign currency transactions of $25 due to losses in the prior year, and a favorable impact from pensions, partially offset by higher intangibles amortization of $11, primarily related to the OSI acquisition. See Notes 6 and 7.
Pretax earnings of $784 increased $326, up 71 percent compared with the prior year. Earnings increased $210 in Automation Solutions and $122 in Commercial & Residential Solutions, while costs reported at Corporate increased $14. See the Business Segments discussion that follows and Note 12.
Income taxes were $151 for 2021 and $51 for 2020, resulting in effective tax rates of 19 percent and 11 percent, respectively. The current year rate included $24 of favorable net discrete tax items which decreased the rate 3 percentage points, while the prior year rate included $57 of discrete benefits which decreased the rate 12 percentage points.
Net earnings common stockholders in the third quarter of fiscal 2021 were $627, up 57 percent, compared with $399 in the prior year, and earnings per share were $1.04, up 55 percent, compared with $0.67 in the prior year. See discussion in the Overview above for further details.

Business Segments
Following is an analysis of operating results for the Company’s business segments for the third quarter ended June 30, 2021, compared with the third quarter ended June 30, 2020. The Company defines segment earnings as earnings before interest and taxes. See Note 12 for a discussion of the Company's business segments.

AUTOMATION SOLUTIONS

Three Months Ended June 30	2020	2021	Change

Sales	$2,589	2,947	14%
Earnings	$311	521	67%
Margin	12.0%	17.7%

Sales by Major Product Offering
Measurement & Analytical Instrumentation	$709	781	10%
Valves, Actuators & Regulators	842	880	5%
Industrial Solutions	469	593	26%
Systems & Software	569	693	22%
Total	$2,589	2,947	14%
Automation Solutions sales were $2.9 billion in the third quarter, an increase of $358 or 14 percent. Underlying sales increased 8 percent on 7 percent higher volume and 1 percent higher price, reflecting recovery in global markets from the impacts of COVID-19. Foreign currency translation had a 4 percent favorable impact and the OSI acquisition had a 2 percent favorable impact. Underlying sales turned positive and increased 9 percent in the Americas (U.S. up 9 percent), as process end markets recovered, while Europe increased 6 percent and Asia, Middle East & Africa increased 7 percent (China up 5 percent). Sales for Measurement & Analytical Instrumentation increased $72, or 10 percent, and Valves, Actuators & Regulators increased $38, or 5 percent, as market conditions continued to improve for North American process industries. Measurement & Analytical sales were strong in Asia, Middle East & Africa, while demand in Europe for both businesses was soft. Industrial Solutions sales were up $124, or 26 percent, reflecting strong global demand in discrete end markets. Systems & Software increased $124, or 22 percent, on strength in process end markets in North America and Europe and solid growth in Asia, Middle East & Africa, while power end markets were strong in North America, and the OSI acquisition added $51. Earnings were $521, an increase of $210, or 67 percent, and margin increased 5.7 percentage points to 17.7 percent, reflecting leverage on higher volume, lower restructuring expenses which benefited margins 2.5 percentage points, savings from cost reduction actions and favorable price-cost.

COMMERCIAL & RESIDENTIAL SOLUTIONS

Three Months Ended June 30	2020	2021	Change

Sales:
Climate Technologies	$970	1,268	31%
Tools & Home Products	357	489	37%
Total	$1,327	1,757	32%

Earnings:
Climate Technologies	$195	274	40%
Tools & Home Products	58	101	74%
Total	$253	375	48%
Margin	19.1%	21.3%

Commercial & Residential Solutions sales were $1.8 billion in the third quarter, up $430, or 32 percent compared to the prior year. Underlying sales increased 29 percent due to strong growth across all businesses and geographies while foreign currency translation added 3 percent. Results also benefited from comparisons to prior year results which were negatively impacted by COVID-19. Overall, underlying sales increased 29 percent in the Americas (U.S. up 28 percent), 37 percent in Europe and 25 percent in Asia, Middle East & Africa (China up 15 percent). Climate Technologies sales were $1.3 billion in the third quarter, an increase of $298, or 31 percent. Air conditioning and heating sales were up 20 percent and cold chain sales were up over 40 percent, reflecting strong global demand across all end markets, especially food service, food retail and aftermarket. Tools & Home Products sales were $489 in the third quarter, an increase of $132, or 37 percent. Sales of wet/dry vacuums were robust in part due to competitor outages, while professional tools and food waste disposers were up sharply. Earnings were $375, up 48 percent compared with the prior year, and margin increased 2.2 percentage points to 21.3 percent due to leverage on higher sales volume and savings from cost reduction actions, partially offset by unfavorable price-cost.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30

Following is an analysis of the Company’s operating results for the nine months ended June 30, 2021, compared with the nine months ended June 30, 2020.

	2020	2021	Change

Net sales	$12,227	13,289	9%
Gross profit	$5,127	5,567	9%
Percent of sales	41.9%	41.9%

SG&A	$3,040	3,125	3%
Percent of sales	24.8%	23.5%

Other deductions, net	$401	243
Amortization of intangibles	$178	223
Restructuring costs	$216	111

Interest expense, net	$116	115

Earnings before income taxes	$1,570	2,084	33%
Percent of sales	12.8%	15.7%
Net earnings common stockholders	$1,242	1,633	31%
Percent of sales	10.2%	12.3%

Diluted earnings per share	$2.04	2.71	33%

Net sales for the first nine months of 2021 were $13.3 billion, up 9 percent compared with 2020. Automation Solutions sales were up 3 percent while Commercial & Residential Solutions sales were up 19 percent. Underlying sales were up 5 percent, as foreign currency translation added 3 percent and acquisitions added 1 percent. Underlying sales increased 1 percent in the U.S. and increased 8 percent internationally. The Americas was up 2 percent, Europe was up 8 percent and Asia, Middle East & Africa was up 9 percent (China up 16 percent).

Cost of sales for 2021 were $7,722, an increase of $622 versus $7,100 in 2020, primarily due to the impact of higher sales volume in Commercial & Residential Solutions, foreign currency translation, and the OSI acquisition. Gross margin was 41.9 percent, flat compared to the prior year, as leverage on higher sales volume was offset by unfavorable mix and unfavorable price-cost in Commercial & Residential Solutions.

SG&A expenses of $3,125 increased $85 compared with the prior year on higher stock compensation expense, as well as increased sales volume. SG&A as a percent of sales decreased 1.3 percentage points to 23.5 percent, reflecting significant savings from the Company's restructuring and cost reset actions, partially offset by higher stock compensation expense of $122 (0.8 percentage points) due to a higher share price in the current year.

Other deductions, net were $243 in 2021, a decrease of $158 compared with the prior year, reflecting lower restructuring costs of $105, investment-related gains, including gains in the first quarter of fiscal 2021 of $21 from an investment sale and $17 from the acquisition of the remaining interest of an equity investment, and a gain in the second quarter of $31 from the sale of an equity investment, and a favorable impact from pensions. These items were partially offset by higher intangibles amortization of $45, primarily related to the OSI acquisition. See Notes 6 and 7.
Pretax earnings of $2,084 increased $514, or 33 percent. Earnings increased $341 in Automation Solutions and $246 in Commercial & Residential Solutions. Costs reported at Corporate increased $74, reflecting higher stock compensation expense of $122 and first year acquisition accounting charges and fees related to the OSI acquisition of $41, partially offset by the investment-related gains discussed above and lower unallocated pension and postretirement costs which decreased by $34. See the Business Segments discussion that follows and Note 12.

Income taxes were $431 for 2021 and $310 for 2020, resulting in effective tax rates of 21 percent and 20 percent, respectively. The current year and prior year rates included favorable net discrete items which reduced the rates 1 percentage point and 3 percentage points, respectively.

Net earnings common stockholders in 2021 were $1,633, up 31 percent compared with the prior year, and earnings per share were $2.71, up 33 percent compared with $2.04 in 2020. Operating results increased $0.54 per share, reflecting significant savings from the Company's restructuring and cost reset actions and leverage on higher sales volume in Commercial & Residential Solutions. Lower restructuring and advisory fees ($0.16 per share), favorable foreign currency translation ($0.05 per share), lower pension expense ($0.03 per share) and share repurchases ($0.02 per share) also benefited operating results, while higher stock compensation expense deducted $0.15 per share and a higher tax rate deducted $0.03 per share. The Company recognized several investment-related gains in the current year ($0.10 per share), while first year acquisition accounting charges and fees related to the OSI acquisition deducted $0.05 per share.

Business Segments
Following is an analysis of operating results for the Company’s business segments for the nine months ended June 30, 2021, compared with the nine months ended June 30, 2020. The Company defines segment earnings as earnings before interest and taxes.

 AUTOMATION SOLUTIONS

Nine Months Ended June 30	2020	2021	Change
Sales	$8,150	8,432	3%
Earnings	$1,012	1,353	34%
Margin	12.4%	16.0%

Sales by Major Product Offering
Measurement & Analytical Instrumentation	$2,280	2,211	(3)%
Valves, Actuators & Regulators	2,609	2,522	(3)%
Industrial Solutions	1,470	1,656	13%
Systems & Software	1,791	2,043	14%
Total	$8,150	8,432	3%

Automation Solutions sales were $8.4 billion in the first nine months of 2021, an increase of $282, or 3 percent. Underlying sales decreased 1 percent as lower volume was partially offset by slightly higher price. Foreign currency translation had a 3 percent favorable impact and the OSI acquisition added 1 percent. Underlying sales decreased 9 percent in the Americas, while Europe increased 5 percent and Asia, Middle East & Africa was up 6 percent (China up 14 percent). Sales for Measurement & Analytical Instrumentation decreased $69, or 3 percent, as process industries were weak in the first half of the year, but have improved sequentially as markets continue to recover from the impacts of COVID-19. Valves, Actuators & Regulators decreased $87, or 3 percent, reflecting slower demand in most end markets, particularly in North America and Europe, partially offset by strength in Asia. Industrial Solutions sales increased $186, or 13 percent, on strong growth in Europe and robust growth in China, while North American discrete end markets were down slightly but continued to improve sequentially. Systems & Software increased $252, or 14 percent, reflecting the impact of the OSI acquisition which added $141. Process end markets were strong in Europe and had solid growth in Asia while North America declined. Power end markets were solid in North America, partially offset by softness in Asia. Earnings were $1,353, an increase of $341, or 34 percent, and margin increased 3.6 percentage points to 16.0 percent, as significant savings from cost reduction actions and favorable price-cost more than offset unfavorable mix, while lower restructuring expense benefited margins 1.3 percentage points.

COMMERCIAL & RESIDENTIAL SOLUTIONS

Nine Months Ended June 30	2020	2021	Change

Sales:
Climate Technologies	$2,869	3,459	21%
Tools & Home Products	1,219	1,419	16%
Total	$4,088	4,878	19%

Earnings:
Climate Technologies	$563	731	30%
Tools & Home Products	233	311	34%
Total	$796	1,042	31%
Margin	19.5%	21.4%

Commercial & Residential Solutions sales were $4.9 billion in the first nine months of 2021, an increase of $790, or 19 percent compared to the prior year. Underlying sales were up 17 percent due to strong global demand while foreign currency translation added 2 percent. Overall, underlying sales increased 17 percent in the Americas, 17 percent in Europe and 18 percent in Asia, Middle East & Africa (China up 22 percent). Climate Technologies sales were $3.5 billion in the first nine months of 2021, an increase of $590, or 21 percent. Air conditioning and heating sales were up mid-teens, reflecting strong demand for residential-oriented products and solutions in North America and robust growth in Europe and China. Cold chain sales were up over 20 percent, driven by favorable global market conditions and strength in food retail and aftermarket. Tools & Home Products sales were $1.4 billion in the first nine months of 2021, up $200, or 16 percent. Sales of wet/dry vacuums were robust in part due to competitor outages, while sales were strong for food waste disposers and global professional tools, partially due to easier comparisons in the third quarter. Earnings were $1,042, up 31 percent compared to the prior year, and margin increased 1.9 percentage points, reflecting leverage on higher volume and savings from cost reduction actions, partially offset by unfavorable price-cost and mix.

FINANCIAL CONDITION
Key elements of the Company's financial condition for the nine months ended June 30, 2021 as compared to the year ended September 30, 2020 and the nine months ended June 30, 2020 follow.

	June 30, 2020		Sept 30, 2020		June 30, 2021
Operating working capital	$1,169		$866		$714
Current ratio	1.3		1.5		1.3
Total debt-to-total capital	48.0%		47.1%		44.0%
Net debt-to-net capital	37.9%		33.2%		32.4%
Interest coverage ratio	12.9	X	14.4	X	17.8	X
The Company's operating working capital decreased $455 compared to the same quarter last year largely due to timing-related reductions reflecting current business conditions. The interest coverage ratio (earnings before income taxes plus interest expense, divided by interest expense) of 17.8X for the first nine months of fiscal 2021 compares to 12.9X for the nine months ended June 30, 2020. The increase reflects higher pretax earnings in the current year.
Operating cash flow for the first nine months of fiscal 2021 was $2.7 billion, an increase of $866 compared with $1.9 billion in the prior year due to higher earnings and favorable operating working capital. Free cash flow of $2.4 billion in the first nine months of fiscal 2021 (operating cash flow of $2.7 billion less capital expenditures of $350) increased $845 compared to free cash flow of $1.5 billion in 2020 (operating cash flow of $1.9 billion less capital expenditures of $329), reflecting the increase in operating cash flow. Cash used for investing activities was $1.9 billion largely due to the OSI acquisition. Cash used for financing activities was $1.3 billion, primarily due to dividends and share repurchases.
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

FISCAL 2021 OUTLOOK
The Company delivered strong financial performance in the quarter, despite pandemic and operating-related challenges, including material costs, availability, logistics, and labor constraints. Overall, the Company expects continued improvement in industrial and commercial demand over the remainder of 2021. Operational, supply chain, and materials inflation is expected to remain challenging through the remainder of the fiscal year. For the full year, consolidated net sales are expected to be up 9 to 10 percent, with underlying sales up 5 to 6 percent excluding a 3 percent favorable impact from foreign currency translation and a 1 percent favorable impact from the OSI acquisition. Automation Solutions net sales are expected to be up 5 to 6 percent, with underlying sales flat to up 1 percent excluding a 3 percent favorable impact from foreign currency translation and a 2 percent favorable impact from the OSI acquisition. Commercial & Residential Solutions net sales are expected to be up 17 to 18 percent, with underlying sales up 15 to 16 percent excluding a 2 percent impact from favorable foreign currency translation. Earnings per share are expected to be $3.78 to $3.80, while adjusted earnings per share, which exclude a $0.24 per share impact from restructuring actions, a $0.07 per share impact from OSI first year acquisition accounting charges and fees, and a $0.03 per share equity investment gain, are expected to be $4.06 to $4.08. Operating cash flow is expected to be approximately $3.6 billion and free cash flow, which excludes targeted capital spending of $600 million, is expected to be approximately $3.0 billion. Fiscal 2021 share repurchases are expected to be in the amount of $500 million. However, future developments related to COVID-19, including further actions taken by governmental authorities, potential shutdowns of our operations, or delays in the stabilization and recovery of economic conditions could further adversely affect our operations and financial results, as well as those of our customers and suppliers. See Item 1A – “Risk Factors” in our Annual Report on Form 10-K.
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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2021	803	$91.52	803	63,756
May 2021	467	$93.14	467	63,289
June 2021	801	$95.96	801	62,488
Total	2,071	$93.60	2,071	62,488
In November 2015, the Board of Directors authorized the purchase of up to 70 million shares. In March 2020, the Board of Directors authorized the purchase of an additional 60 million shares and a total of approximately 62.5 million shares remain available for purchase under the authorizations.

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

101
Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the three and nine months ended June 30, 2021 and 2020, (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2021 and 2020, (iii) Consolidated Balance Sheets as of September 30, 2020 and June 30, 2021, (iv) Consolidated Statements of Equity for the three and nine months ended June 30, 2021 and 2020, (v) Consolidated Statements of Cash Flows for the nine months ended June 30, 2021 and 2020, and (vi) Notes to Consolidated Financial Statements for the three and nine months ended ended June 30, 2021 and 2020.

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
August 4, 2021