Form 10-K
period 2021-09-30
EMERSON ELECTRIC CO
filed 2021-11-15
CIK 32604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended September 30, 2021

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

Aggregate market value of the voting stock held by nonaffiliates of the registrant as of close of business on
March 31, 2021: $53.7 billion.

Common stock outstanding at October 31, 2021: 594.9 million shares.

Documents Incorporated by Reference

1.    Portions of Emerson Electric Co. Notice of 2022 Annual Meeting of Shareholders and Proxy Statement incorporated by reference into Part III hereof.

PART I

ITEM 1 - BUSINESS

Emerson (“the Company”) is a global leader that designs and manufactures products and delivers services that bring technology and engineering together to provide innovative solutions for customers in a wide range of industrial, commercial and consumer markets around the world. Our purpose is to drive innovation that makes the world healthier, safer, smarter and more sustainable. Sales by geographic destination in 2021 were: the Americas, 53 percent; Europe, 18 percent; and Asia, Middle East & Africa, 29 percent (China, 12 percent).

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

•Commercial & Residential Solutions - provides products and solutions that promote energy efficiency and sustainability, enhance household and commercial comfort, and protect food quality and sustainability through heating, air conditioning and refrigeration technology, as well as a broad range of tools and appliance solutions.

The Company sells products and solutions that support customers in a variety of different end markets. Overall, sales by end market were as follows: oil and gas, 17 percent (upstream, 11 percent; midstream, 6 percent); residential, 16 percent; chemical, 10 percent; power, 10 percent; discrete and industrial, 10 percent; commercial, 9 percent; cold chain/refrigeration, 7 percent; refining, 6 percent; life sciences and medical, 3 percent; other, 12 percent.

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

Acquisitions are an integral component of Emerson's growth and value creation strategy. On October 11, 2021, the Company announced that it entered into a definitive agreement with Aspen Technology, Inc. ("AspenTech") to combine two of Emerson's stand-alone industrial software businesses, Open Systems International, Inc. ("OSI") and the geological simulation software business, along with a contribution of $6.0 billion in cash to AspenTech shareholders, to create "new AspenTech", a diversified, high-performance industrial software leader with greater scale, capabilities and technologies. Upon closing of the transaction, the Company will own 55 percent of new AspenTech and its results and financial position will be fully consolidated in Emerson's financial statements.

In 2021, the Company completed the acquisition of OSI, a leading operations technology software provider, which broadens and complements Automation Solutions’ software portfolio and ability to help customers in the global power industry, and other end markets, transform and digitize operations to more seamlessly incorporate renewable energy sources and improve energy efficiency and reliability.

In 2020, the Company acquired three businesses, two in the Automations Solutions segment and one in the Climate Technologies segment, and in 2019 the Company acquired several smaller businesses to expand its Automation Solutions product portfolio, which included the acquisition of Machine Automation Solutions (General Electric's former Intelligent Platforms business). Information with respect to acquisition and divestiture activity is set forth in Note 4. These references and all other Note references in this document refer to Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K, which notes are hereby incorporated by reference. See also Item 1A - “Risk Factors” and Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

AUTOMATION SOLUTIONS

The Automation Solutions segment offers a broad array of products, integrated solutions, software and services which enable process, hybrid and discrete manufacturers to maximize production, protect personnel and the environment, reduce project costs, and optimize their energy efficiency and operating costs. Markets served include oil and gas, refining, chemicals, power generation, life sciences, food and beverage, automotive, pulp and paper, metals and mining, and municipal water supplies. The segment’s major product offerings are Measurement & Analytical Instrumentation, Valves, Actuators & Regulators, Industrial Solutions and Systems & Software, which are further described below.

Across these product offerings, Automation Solutions offers the PlantwebTM Digital Ecosystem, a comprehensive Industrial Internet of Things (IIoT) architecture that provides remote monitoring by combining intelligent field sensors, communication gateways and controllers, software, and complementary partner technologies. This IIoT architecture delivers measurable business performance improvements to customers by providing insights into production performance, energy consumption, reliability of specific equipment or process units, and safety. Together with the broad offering of products and integrated solutions, Automation Solutions also provides a portfolio of services and lifecycle service centers which offer consulting, engineering, systems development, project management, training, maintenance, and troubleshooting expertise to aid in process optimization. Sales by geographic destination in 2021 for Automation Solutions were: the Americas, 44 percent; Europe, 21 percent; and Asia, Middle East & Africa, 35 percent (China, 14 percent).

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

Control, isolation and pressure relief valves respond to commands from a control system to continuously and precisely modulate the flow of process fluids and gases. Engineered on/off valves are typically used to achieve tight shutoff, even in high-pressure and high-temperature processes. The Company designs, engineers and manufactures ball, gate, globe, check, sliding stem, rotary, high performance butterfly, triple offset, and severe services valves for critical applications. The Company also designs and manufactures sophisticated smart actuation and control technologies that continuously monitor valve health and remotely control valve positions to foster proactive and predictive maintenance as well as decrease the risk of unplanned shutdowns.

The Company provides pressure management products, including pressure relief, vacuum relief, and gauge valves designed to control fugitive emissions. The Company also supplies a line of industrial and residential regulators, whose function is to reduce the pressure of fluids and gases moving from high-pressure supply lines into lower pressure systems, and also manufactures tank and terminal safety equipment, including hatches, vent pressure and vacuum relief valves, and flame arrestors for storage tanks in the oil and gas, petrochemical, refining and other process industries.

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

Systems & Software

The Company provides process control systems and software that control plant processes by collecting and analyzing information from measurement devices in the plant and using that information to adjust valves, pumps, motors, drives and other control hardware for maximum product quality and process efficiency and safety. Software capabilities also include life sciences operations management, upstream oil and gas reservoir simulation and production optimization modeling, pipeline and terminal management, operations management simulation, and training systems. The Company’s process control systems can be extended wirelessly to support a mobile workforce with handheld tools/communicators, provide site-wide location tracking of people and assets, and enable video monitoring and communication with wireless field devices, thereby increasing the information available to operators.

On October 1, 2020, the Company completed the acquisition of Open Systems International, Inc., a leading operations technology software provider, which broadens and complements Automation Solutions’ software portfolio and ability to help customers in the global power industry, and other end markets, transform and digitize operations to more seamlessly incorporate renewable energy sources and improve energy efficiency and reliability. See Note 4.

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

Brands

Service/trademarks and trade names within (but not exclusive to) Automation Solutions include Emerson Automation Solutions, Appleton, ASCO, Aventics, Bettis, Branson, DeltaV, Fisher, Keystone, KTM, Micro Motion, Monarch, Ovation, Plantweb, Rosemount and Vanessa.

COMMERCIAL & RESIDENTIAL SOLUTIONS

The Commercial & Residential Solutions business consists of the Climate Technologies and Tools & Home Products segments, and provides products and solutions that promote energy efficiency and sustainability, enhance household and commercial comfort, and protect food quality and sustainability through heating, air conditioning and refrigeration technology, as well as a broad range of tools and appliance solutions. Sales by geographic destination in 2021 for Commercial & Residential Solutions were: the Americas, 68 percent; Europe, 13 percent; and Asia, Middle East & Africa, 19 percent (China, 9 percent).

CLIMATE TECHNOLOGIES

The Climate Technologies segment provides products and services for many areas of the climate control industry, including residential heating and cooling, commercial air conditioning, commercial and industrial refrigeration, and cold chain management. The Company's technologies enable homeowners and businesses to better manage their heating, air conditioning and refrigeration systems for improved control and comfort, and lower energy costs. Climate Technologies also provides services that digitally control and remotely monitor refrigeration units in grocery stores and other food distribution outlets to enhance food freshness and safety, as well as cargo and transportation monitoring solutions. Sales by geographic destination in 2021 for Climate Technologies were: the Americas, 64 percent; Europe, 12 percent; and Asia, Middle East & Africa, 24 percent (China, 12 percent).

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

Brands

Service/trademarks and trade names within (but not exclusive to) the Climate Technologies segment include Emerson Commercial & Residential Solutions, Emerson Climate Technologies, Copeland, CoreSense, Dixell, Fusite, Lumity, ProAct, Sensi, Therm-O-Disc, Vilter and White-Rodgers.

TOOLS & HOME PRODUCTS

The Company’s Tools & Home Products segment offers tools for professionals and homeowners and appliance solutions. Sales by geographic destination in 2021 for this segment were: the Americas, 78 percent; Europe, 16 percent; and Asia, Middle East & Africa, 6 percent.

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

RAW MATERIALS

The Company's major requirements for basic raw materials include steel, copper, cast iron, electronics, rare earth metals, aluminum and brass; and to a lesser extent, plastics and petroleum-based chemicals. The Company seeks to have many sources of supply for each of its major requirements in order to avoid significant dependence on any one or a few suppliers. However, the supply of materials or other items could be disrupted by natural disasters or other events. In fiscal 2021, market price volatility for certain materials, most notably the price of steel, negatively impacted the Company's profitability. The Company also navigated supply chain disruptions and experienced higher freight costs. Despite these challenging conditions, the raw materials and various purchased components needed for the Company’s products have generally been available in sufficient quantities. See Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

BACKLOG

The Company’s estimated consolidated order backlog was $6.5 billion and $5.3 billion at September 30, 2021 and 2020, respectively. Approximately 85 percent of the Company’s consolidated backlog is expected to be recognized as revenue over the next 12 months, with the remainder substantially over the subsequent two years thereafter. Backlog by business at September 30, 2021 and 2020 follows (dollars in millions):

	2020	2021
Automation Solutions	$4,689	5,426
Commercial & Residential Solutions	624	1,107
Total Backlog	$5,313	6,533

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

HUMAN CAPITAL RESOURCES

Supporting our people is a core value for Emerson and underpins our corporate culture. We believe the Company’s success depends on its ability to attract, develop and retain key personnel, and we hired our first Chief People Officer, Elizabeth Adefioye, to help ensure the Company remains focused on this goal. The skills, experience and industry knowledge of key employees significantly benefit our operations and performance. The Company's Board of Directors and management oversee various employee initiatives.

The Company supports and develops its employees through global training and development programs that build and strengthen employees’ leadership and professional skills. Leadership development programs include intensive learning programs for new leaders as well as more established leaders. The Company also partners with educational institutions and nonprofit organizations to help prepare current and future workers with the knowledge and skills they need to succeed. To assess and improve employee retention and engagement, the Company surveys employees with the assistance of third-party consultants, and takes actions to address areas of employee concern. Approximately 45,000 employees were surveyed during the three years ended September 30, 2021.

Employee health and safety in the workplace is also one of the Company’s core values. Safety efforts are led by the Corporate Safety Council and supported by health and safety committees that operate at the local site level. Hazards in the workplace are actively identified and management tracks incidents so remedial actions can be taken to improve workplace safety. The COVID-19 pandemic has underscored for us the importance of keeping our employees safe and healthy. In response to the pandemic, the Company has taken actions aligned with the World Health Organization and the Centers for Disease Control and Prevention to protect our workforce so they can more safely and effectively perform their work.

We have identified other human capital priorities, including, among other things, providing competitive wages and benefits and promoting an inclusive work environment. The Company is committed to efforts to increase diversity and foster an inclusive work environment that supports our large global workforce and helps us innovate for our customers. We also have taken actions to enhance diversity, including recruiting at venues representing women, minorities and U.S. military veterans. In 2021, the Company introduced diversity goals at the leadership level. Our efforts are guided by our Chief Executive Officer and Diversity Council, which is comprised of 14 senior-level executives.

Employee levels are managed to align with the pace of business and management believes it has sufficient human capital to operate its business successfully. The Company and its subsidiaries had approximately 86,700 employees at September 30, 2021. Management believes that the Company's employee relations are favorable.

A small portion of the Company’s U.S. employees are unionized, while outside the U.S., we have employees in certain countries, particularly in Europe, that are represented by an employee representative organization, such as a union, works council or employee association.

ENVIRONMENTAL SUSTAINABILITY

Emerson’s global purpose is to drive innovation that makes the world healthier, safer, smarter and more sustainable. Our environmental sustainability strategy is focused on driving progress within our facilities and helping our customers achieve their ESG objectives. In 2019, we made a commitment to reduce our GHG (greenhouse gas) emissions by 20 percent, normalized to sales, across our entire global manufacturing footprint and shared service facilities by 2028, measured by our baseline year of 2018. In 2020, we formed the Environmental Sustainability Steering Committee to further our efforts to drive environmentally responsible solutions for the Company and the industries we serve. And in early 2021, we named Mike Train as our first Chief Sustainability Officer.

Our environmental sustainability strategy is summarized by our “Greening Of, Greening By, Greening With” framework. Greening Of Emerson demonstrates our efforts to improve our internal environmental sustainability performance, including reducing our GHG emissions and energy and water consumption. Greening By Emerson is our approach to delivering technology, solutions and expertise (including through our software offerings) that support and enable our customers’ decarbonization and environmental sustainability efforts. Greening With Emerson reflects how we foster collaboration among stakeholders by participating in environmental sustainability industry forums, partnering to develop innovative solutions, and engaging with governments globally to support sustainability-related policies and regulations.

Emerson’s environmental sustainability initiatives and strategy are discussed further in our 2020 Environmental, Social and Governance Report, which can be found on our website at www.Emerson.com; this report is not incorporated by reference and should not be considered part of this Form 10-K.

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

We must anticipate and respond to market and technological changes driven by broader trends such as decarbonization and electrification efforts in response to climate change. Market growth from the use of cleaner energy sources, as well as emissions management, energy efficiency, lower greenhouse gas refrigerant usage, and decarbonization efforts are likely to depend in part on technologies not yet deployed or widely adopted today. We may not adequately innovate or position our businesses for the adoption of technologies such as battery storage solutions, hydrogen use cases in industry, mobility, and power generation, enhanced electrical grid demand management, carbon capture and sequestration or advanced nuclear power.

These trends and the relative competitiveness of our product and service offerings will continue to be impacted by uncertain factors such as the pace of technological developments and related cost considerations, the levels of economic growth in different markets around the world and the adoption of climate change-related policies such as carbon taxes, greenhouse gas emission reductions, incentives or mandates for particular types of energy, or policies that impact the availability of financing for certain types of projects.

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

We Engage in Acquisitions and Divestitures, Which Are Subject to Domestic and Foreign Regulatory Requirements, and May Encounter Difficulties in Integrating and Separating These Businesses and Therefore We May Not Realize the Anticipated Benefits

We regularly seek growth through strategic acquisitions as well as evaluate our portfolio for potential divestitures. These activities require favorable environments to execute these transactions, and we may encounter difficulties in obtaining the necessary regulatory approvals in both domestic and foreign jurisdictions. In 2021 and in past years, we have made various acquisitions and entered into joint venture arrangements intended to complement or expand our business, and may continue to do so in the future. The success of these transactions will depend on our ability to integrate assets and personnel acquired in these transactions and to cooperate with our strategic partners. We may encounter difficulties in integrating acquisitions with our operations as well as separating divested businesses, and in managing strategic investments. Furthermore, we may not realize the degree, or timing, of benefits we anticipate when we first enter into a transaction. Any of the foregoing could adversely affect our business and results of operations.

The Planned Combination of Two of Our Industrial Software Businesses (OSI Inc. and the Geological Simulation Software businesses) with the Business of Aspen Technology, Inc., and our Planned Majority Stake in the Publicly Traded Entity that Holds Such Combined Businesses, May Not Be Completed Within the Currently Contemplated Time Frame, With the Expected Terms or Costs, and May Not Achieve the Intended Benefits

We make no assurance regarding the terms, timing, costs or benefits anticipated from the planned combination with Aspen Technology, Inc. ("AspenTech"). Unforeseen developments, including possible delays in obtaining various regulatory and other approvals, could delay the proposed transaction, or cause it to occur on terms and conditions that are less favorable, or at a higher cost, than expected. Further, we may not realize some or all of the anticipated strategic, financial or other benefits of the planned combination.

Completion of the proposed AspenTech transaction is subject to a number of conditions, including among other things, the receipt of approval from AspenTech's stockholders and the receipt of certain regulatory approvals, which make the completion and timing of the proposed transaction uncertain. In addition, the ongoing COVID-19 pandemic could delay the receipt of certain regulatory approvals. The failure to satisfy all of the required conditions could delay the completion of the proposed transaction for a significant period of time or prevent it from occurring at all. There can be no assurance that the conditions to the completion of the proposed AspenTech transaction will be satisfied or waived or that the proposed transaction will be completed.

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

Our Operations Depend on Production Facilities Throughout the World, a Majority of Which Are Located Outside the United States and Subject to Increased Risks of Disrupted Production, Causing Delays in Shipments and Loss of Customers and Revenue

We manage businesses with manufacturing facilities worldwide, a majority of which are located outside the United States, and also source certain materials internationally. Emerging market sales represent over one-third of total sales and serving a global customer base requires that we place more materials sourcing and production in emerging markets to capitalize on market opportunities and maintain our best-cost position. Our and our suppliers’ international production facilities and operations could be disrupted by weather and natural disaster (including the potential effects of climate change), labor strife, war, political unrest, terrorist activity or public health concerns such as an epidemic or pandemic, particularly in emerging countries that are not well-equipped to handle such occurrences.

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

Our Business Success Depends on the Ability to Attract, Develop and Retain Key Personnel

Our success depends in part on the efforts and abilities of our management and key employees. Their skills, experience and industry knowledge significantly benefit our operations and performance. The failure to attract, develop and retain highly qualified personnel could adversely affect our ability to succeed in our human capital goals and priorities as well as negatively impact our business and operating results.
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

Industry and General Economic Risks

The Coronavirus (COVID-19) Outbreak Has Adversely Impacted our Business and Could in the Future Have a Material Adverse Impact on our Business, Results of Operation, Financial Condition and Liquidity, the Nature and Extent of Which is Highly Uncertain

The global outbreak of the coronavirus (COVID-19) has significantly increased economic, demand and operational uncertainty. We have global operations, customers and suppliers, including in countries most impacted by COVID-19. Authorities around the world have taken a variety of measures to slow the spread of COVID-19, including travel bans or restrictions, increased border controls or closures, quarantines, shelter-in-place orders and business shutdowns and such authorities may impose additional restrictions. We have also taken actions to protect our employees and to mitigate the spread of COVID-19, including embracing guidelines set by the World Health Organization and the Centers for Disease Control and Prevention on social distancing, good hygiene, restrictions on employee travel and in-person meetings, and changes to employee work arrangements including remote work arrangements where appropriate. Evolving government plans around the world to institute vaccination mandates, including in the U.S., create uncertainty that may impact our employees and result in labor shortages and unforeseen costs, which could negatively affect our results. These actions have and may continue to impact our employees, customers and suppliers, and future developments could cause further disruptions to Emerson due to the interconnected nature of our business relationships.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

At September 30, 2021, the Company had approximately 170 manufacturing locations worldwide, of which approximately 60 were located in the United States and 110 were located outside the United States, primarily in Europe and Asia, and to a lesser extent in Canada and Latin America. Manufacturing locations by business are: Automation Solutions, 120; and Commercial & Residential Solutions, 50, including 40 in the Climate Technologies segment and 10 in the Tools & Home Products segment. The majority of the locations are owned, with the remainder occupied under lease. The Company considers its facilities suitable and adequate for the purposes for which they are used. The Company also maintains a smaller number of administrative, sales, research and development, and distribution facilities.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following sets forth certain information as of November 15, 2021, with respect to the Company's executive officers. The Fiscal Year column indicates the first year the executive served as an officer of the Company. These officers have been elected or appointed to terms which expire February 1, 2022:

Name	Position	Age	Fiscal Year

S. L. Karsanbhai	Chief Executive Officer and President	52	2002

F. J. Dellaquila	Senior Executive Vice President and Chief Financial Officer	64	1991

R. R. Krishnan	Executive Vice President and Chief Operating Officer	50	2005

M. J. Bulanda	Executive President - Automation Solutions	55	2002

J. P. Froedge	Executive President - Commercial & Residential Solutions	46	2013

S. Y. Bosco	Senior Vice President, Secretary and General Counsel	63	2005

K. Button Bell	Senior Vice President and Chief Marketing Officer	63	1999

L. A. Flavin	Senior Vice President and Chief Compliance Officer	56	2001

M. H. Train	Senior Vice President and Chief Sustainability Officer	59	1994

E. M. Adefioye	Chief People Officer	53	2021

M. J. Baughman	Vice President, Controller and Chief Accounting Officer	56	2018

There are no family relationships among any of the executive officers and directors.

Lal Karsanbhai has been Chief Executive Officer since February 2021 and President since March 2021. Prior to his current position, Mr. Karsanbhai was Executive President - Automation Solutions from October 2018 through January 2021, President - Measurement & Analytical from 2016 through September 2018, and President Emerson Network Power Europe, Middle East and Africa from 2014 through 2016.

Frank J. Dellaquila was appointed Senior Executive Vice President in November 2016, Executive Vice President in November 2012 and Senior Vice President and Chief Financial Officer in February 2010.

Ram R. Krishnan was appointed Executive Vice President and Chief Operating Officer in February 2021. Prior to his current position, Mr. Krishnan was President Final Control from November 2017 to February 2021, Chief Operating Officer Final Control from January 2017 to November 2017, and President Flow Solutions from 2016 through January 2017.

Mark J. Bulanda was appointed Executive President - Automation Solutions in February 2021. Prior to his current position, Mr. Bulanda was Senior Vice President from November 2016 through February 2021, Vice President - Acquisition Planning and Development from May 2016 through November 2016 and Executive Vice President - Emerson Industrial Automation from 2012 through May 2016.

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

Katherine Button Bell was appointed Senior Vice President in November 2016 and Vice President and Chief Marketing Officer in 1999.

Lisa A. Flavin was appointed Senior Vice President and Chief Compliance Officer in March 2021. Prior to her current position, Ms. Flavin was Vice President and Chief Compliance Officer from February 2019 through March 2021 and Vice President, Audit and Chief Compliance Officer from February 2015 through February 2019.

Michael H. Train was appointed Senior Vice President and Chief Sustainability Officer in March 2021. Prior to that, Mr. Train was President from October 2018 to March 2021 and Executive President - Automation Solutions from

October 2016 through October 2018, Executive Vice President - Automation Solutions from May 2016 through October 2016 and President of Global Sales for Emerson Process Management from 2010 through May 2016.

Elizabeth M. Adefioye was appointed Chief People Officer in August 2021. Prior to that, beginning in 2018, Ms. Adefioye was Senior Vice President and Chief Human Resources Officer of Ingredion Incorporated, a global ingredients solutions provider, and Vice President Human Resources, North America and Global Specialties of Ingredion, from September 2016 through March 2018, and Vice President Human Resources Americas of Janssen Pharmaceutical, a subsidiary of Johnson & Johnson, from June 2015 to September 2016.

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

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information regarding the market for the Company's common stock and dividend payments is set forth in Note 20 and is hereby incorporated by reference. There were approximately 16,400 stockholders of record at September 30, 2021.

Period	Total Number of Shares Purchased (000s)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (000s)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (000s)
July 2021	711	$96.76	711	61,777
August 2021	815	$102.95	815	60,962
September 2021	717	$99.47	717	60,245
Total	2,243	$99.87	2,243	60,245

In November 2015, the Board of Directors authorized the purchase of up to 70 million shares. In March 2020, the Board of Directors authorized the purchase of an additional 60 million shares and a total of approximately 60 million shares remain available.

ITEM 6 [RESERVED]

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

Non-GAAP Financial Measures
To supplement the Company’s financial information presented in accordance with U.S. generally accepted accounting principles (U.S. GAAP), management periodically uses certain “non-GAAP financial measures,” as such term is defined in Regulation G under SEC rules, to clarify and enhance understanding of past performance and prospects for the future. Generally, a non-GAAP financial measure is a numerical measure of a company’s operating performance, financial position or cash flows that excludes or includes amounts that are included in or excluded from the most directly comparable measure calculated and presented in accordance with U.S. GAAP. For example, non-GAAP measures may exclude the impact of certain items such as acquisitions or divestitures, amortization of intangibles, restructuring costs, discrete taxes, changes in reporting segments, gains, losses and impairments, or items outside of management’s control, such as foreign currency exchange rate fluctuations. Management believes that the following non-GAAP financial measures provide investors and analysts useful insight into the Company’s financial position and operating performance. Any non-GAAP measure provided should be viewed in addition to, and not as an alternative to, the most directly comparable measure determined in accordance with U.S. GAAP, as identified in italics below. Further, the calculation of these non-GAAP financial measures may differ from the calculation of similarly titled financial measures presented by other companies and therefore may not be comparable among companies.
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
Earnings, earnings per share, return on common stockholders’ equity and return on total capital excluding certain gains and losses, impairments, restructuring costs, impacts of acquisitions or divestitures, amortization of intangibles, discrete taxes, or other items provide additional insight into the underlying, ongoing operating performance of the Company and facilitate period-to-period comparisons by excluding the earnings impact of these items. Management believes that presenting earnings, earnings per share, return on common stockholders' equity and return on total capital excluding these items is more representative of the Company’s operational performance and may be more useful for investors (U.S. GAAP measures: earnings, earnings per share, return on common stockholders’ equity, return on total capital).
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

FINANCIAL REVIEW
Report of Management
The Company's management is responsible for the integrity and accuracy of the financial statements. Management believes that the financial statements for each of the years in the three-year period ended September 30, 2021 have been prepared in conformity with U.S. generally accepted accounting principles appropriate in the circumstances. In preparing the financial statements, management makes informed judgments and estimates where necessary to reflect the expected effects of events and transactions that have not been completed. The Company's disclosure controls and procedures ensure that material information required to be disclosed is recorded, processed, summarized and communicated to management and reported within the required time periods.
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
Management's Report on Internal Control Over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework and the criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that internal control over financial reporting was effective as of September 30, 2021.
The Company's auditor, KPMG LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of the Company's internal control over financial reporting.

/s/ S. L. Karsanbhai	/s/ Frank J. Dellaquila
S. L. Karsanbhai	Frank J. Dellaquila
Chief Executive Officer	Senior Executive Vice President
and President	and Chief Financial Officer

Results of Operations
Years ended September 30
(Dollars in Item 7 are in millions, except per share amounts or where noted)

	2019	2020	2021	20 vs. 19	21 vs. 20

Net sales	$18,372	16,785	18,236	(9)%	9%
Gross profit	$7,815	7,009	7,563	(10)%	8%
Percent of sales	42.5%	41.8%	41.5%

SG&A	$4,457	3,986	4,179
Percent of sales	24.2%	23.8%	22.9%

Other deductions, net	$325	532	318
Amortization of intangibles	$238	239	300
Restructuring costs	$95	284	150

Interest expense, net	$174	156	154

Earnings before income taxes	$2,859	2,335	2,912	(18)%	25%
Percent of sales	15.6%	13.9%	16.0%

Net earnings common stockholders	$2,306	1,965	2,303	(15)%	17%
Percent of sales	12.6%	11.7%	12.6%

Diluted EPS	$3.71	3.24	3.82	(13)%	18%

Return on common stockholders' equity	26.8%	23.6%	25.2%
Return on total capital	19.5%	16.8%	18.1%

OVERVIEW
Overall, sales for 2021 were $18.2 billion, up 9 percent compared with the prior year, supported by foreign currency translation which added 3 percent and the Open Systems International, Inc. ("OSI") acquisition which added 1 percent. Sales recovered to the levels achieved in 2019 prior to the outbreak and spread of COVID-19, reflecting the Company's strong rebound from the broad challenges faced in fiscal 2020. Further, the Company's restructuring and cost reset actions that began in the third quarter of fiscal 2019 and which were increased in response to COVID-19 contributed to strong profitability and a significant decrease in SG&A expenses as a percent of sales.

Net earnings common stockholders were $2,303 in 2021, up 17 percent compared with prior year earnings of $1,965, and diluted earnings per share were $3.82, up 18 percent versus $3.24 per share in 2020, reflecting strong operating results.

The Company generated operating cash flow of $3.6 billion in 2021, an increase of $492, or 16 percent, due to higher earnings.

NET SALES
Net sales for 2021 were $18.2 billion, an increase of $1.5 billion, or 9 percent compared with 2020. Sales increased $455 in Automation Solutions and $1,010 in Commercial & Residential Solutions. Underlying sales, which exclude foreign currency translation, acquisitions and divestitures, increased 5 percent on higher volume and slightly higher price. The OSI acquisition added 1 percent and foreign currency translation added 3 percent. Underlying sales increased 5 percent in the U.S. and 5 percent internationally.

Net sales for 2020 were $16.8 billion, a decrease of $1.6 billion, or 9 percent compared with 2019, as the global outbreak and spread of COVID-19 resulted in a rapid decline in demand which impacted most of the Company's end markets and geographies in the second half of the year. Sales decreased $1,047 in Automation Solutions and

$526 in Commercial & Residential Solutions. Underlying sales decreased 8 percent on lower volume, while foreign currency translation subtracted 1 percent. Underlying sales decreased 11 percent in the U.S. and 5 percent internationally.
INTERNATIONAL SALES
Emerson is a global business with international sales representing 57 percent of total sales in 2021, including U.S. exports. The Company generally expects faster economic growth in emerging markets in Asia, Latin America, Eastern Europe and Middle East/Africa.
International destination sales, including U.S. exports, increased 10 percent, to $10.3 billion in 2021, reflecting increases in both the Automation Solutions and Commercial & Residential Solutions businesses. U.S. exports of $1.1 billion were up 12 percent compared with 2020. Underlying international destination sales were up 5 percent, as foreign currency translation had a 4 percent favorable impact on the comparison and the OSI acquisition added 1 percent. Underlying sales increased 5 percent in Europe, 5 percent in Asia, Middle East & Africa (China up 15 percent), 9 percent in Latin America and 1 percent in Canada. Origin sales by international subsidiaries, including shipments to the U.S., totaled $9.3 billion in 2021, up 9 percent compared with 2020.

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

ACQUISITIONS AND DIVESTITURES
On October 11, 2021, the Company announced that it entered into a definitive agreement with Aspen Technology, Inc. ("AspenTech") to combine two of Emerson's stand-alone industrial software businesses, Open Systems International, Inc. ("OSI") and the geological simulation software business, along with a contribution of $6.0 billion in cash to AspenTech shareholders, to create "new AspenTech", a diversified, high-performance industrial software leader with greater scale, capabilities and technologies. Upon closing of the transaction, the Company will own 55 percent of new AspenTech and its results and financial position will be fully consolidated in Emerson's financial statements. On a pro forma basis, new AspenTech is expected to have fiscal 2022 revenues of $1.1 billion. The transaction is expected to close in the second calendar quarter of 2022 and is subject to approval by AspenTech shareholders, regulatory approvals and other customary closing conditions. See Item 1A - "Risk Factors" for additional information.

On October 1, 2020, the Company completed the acquisition of OSI, a leading operations technology software provider in the global power industry, for approximately $1.6 billion, net of cash acquired. This business had net sales of $191 in fiscal 2021 and is reported in the Automation Solutions segment.

In 2020, the Company acquired three businesses, two in the Automation Solutions segment and one in the Climate Technologies segment, for $126, net of cash acquired. These three businesses had combined annual sales of approximately $50.

The Company acquired eight businesses in 2019, all in the Automation Solutions segment, for $469, net of cash acquired. These eight businesses had combined annual sales of approximately $300.

See Note 4 for further information on acquisitions and divestitures.

COST OF SALES
Cost of sales for 2021 were $10,673, an increase of $897 compared with $9,776 in 2020, primarily due to higher sales volume in Commercial & Residential Solutions, foreign currency translation, and the OSI acquisition which added $112 including intangibles amortization of $39. Gross profit was $7,563 in 2021 compared to $7,009 in 2020, while gross margin decreased 0.3 percentage points to 41.5 percent, as leverage on higher sales volume was offset by unfavorable price-cost in Commercial & Residential Solutions primarily driven by higher steel prices, intangibles amortization from the OSI acquisition which deducted 0.2 percentage points, and unfavorable mix.

Cost of sales for 2020 were $9,776, a decrease of $781 compared with $10,557 in 2019, primarily due to lower volume. Gross profit was $7,009 in 2020 compared to $7,815 in 2019, while gross margin decreased 0.7 percentage points to 41.8 percent, reflecting deleverage on lower sales volume and unfavorable mix within Automation Solutions, partially offset by favorable price-cost.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
SG&A expenses of $4,179 in 2021 increased $193 compared with 2020 on higher stock compensation expense, as well as increased sales volume. SG&A as a percent of sales decreased 0.9 percentage points to 22.9 percent, reflecting increased savings of approximately $240 from the Company's restructuring and cost reset actions, partially offset by higher stock compensation expense of $114 (0.6 percentage points) due to a higher share price in the current year.

SG&A expenses of $3,986 in 2020 decreased $471 compared with 2019 and SG&A as a percent of sales decreased 0.4 percentage points to 23.8 percent. Savings of approximately $220 from the Company's restructuring and cost reset actions that began in the third quarter of fiscal 2019 offset deleverage on lower sales volume. The Company also benefited in the second half of the year from a salary and hiring freeze, furloughs, compensation reductions for the Board of Directors and key executives across Emerson, and curtailed travel, meetings and discretionary spending.

OTHER DEDUCTIONS, NET
Other deductions, net were $318 in 2021, a decrease of $214 compared with 2020, reflecting lower restructuring costs of $134, investment-related gains, including gains in the first quarter of fiscal 2021 of $21 from an investment sale and $17 from the acquisition of full ownership of an equity investment, and a gain in the second quarter of $31 from the sale of an equity investment, a favorable impact from pensions, and favorable foreign currency transactions of $17. These items were partially offset by higher intangibles amortization of $61, primarily related to the OSI acquisition. See Notes 5 and 6.

Other deductions, net were $532 in 2020, an increase of $207 compared with 2019. The increase reflects increased restructuring costs of $189 and special advisory fees of $13.

INTEREST EXPENSE, NET
Interest expense, net was $154, $156 and $174 in 2021, 2020 and 2019, respectively. The decreases in 2021 and 2020 reflect the maturity of long-term debt with relatively higher interest rates, partially offset by lower interest income.

EARNINGS BEFORE INCOME TAXES
Pretax earnings of $2,912 increased $577 in 2021, up 25 percent compared with 2020. Earnings increased $425 in Automation Solutions and $246 in Commercial & Residential Solutions. Costs reported at Corporate increased $96, reflecting higher stock compensation expense of $114 and first year acquisition accounting charges and fees related to the OSI acquisition of $50, partially offset by the investment-related gains discussed above and lower unallocated pension and postretirement costs which decreased by $41. See the Business Segments discussion that follows and Note 18.

Pretax earnings of $2,335 decreased $524 in 2020, down 18 percent compared with 2019. Earnings decreased $424 in Automation Solutions and $153 in Commercial & Residential Solutions. Costs reported at Corporate decreased $35, as an increase in unallocated pension and postretirement costs of $55 was more than offset by a decline in all other corporate costs of $90.

INCOME TAXES
Income taxes were $585, $345 and $531 for 2021, 2020 and 2019, respectively, resulting in effective tax rates of 20 percent, 15 percent and 19 percent in 2021, 2020 and 2019, respectively. The tax rates for 2021, 2020 and 2019 included benefits from restructuring subsidiaries of $13, $103 and $74, respectively. The 2020 rate also included the impact of a research and development tax credit study, while 2019 included a $13 discrete tax benefit due to the issuance of final regulations related to the one-time tax on deemed repatriation. See Note 14.

NET EARNINGS AND EARNINGS PER SHARE
Net earnings attributable to common stockholders in 2021 were $2,303, up 17 percent compared with 2020, and diluted earnings per share were $3.82, up 18 percent compared with $3.24 in 2020 due to improved operating results reflecting significant savings from the Company's restructuring and cost reset actions and leverage on higher sales volume in Commercial & Residential Solutions.

Net earnings attributable to common stockholders in 2020 were $1,965, down 15 percent compared with 2019, and diluted earnings per share were $3.24, down 13 percent compared with $3.71 in 2019. Reduced operating results reflected a decline in sales volume largely attributable to the negative effects of COVID-19, while restructuring expense increased significantly due to the Company's cost reset actions that began in the third quarter of fiscal 2019.

The tables below present the Company's diluted earnings per share on an adjusted basis to facilitate period-to-period comparisons and provide additional insight into the underlying, ongoing operating performance of the Company. Certain non-operational items are excluded from the calculation of adjusted earnings per share as noted below. In addition, adjusted earnings per share excludes the impact of restructuring expense due to the Company's significant cost reset actions that began in the third quarter of fiscal 2019.

	2019	2020	2021
Diluted earnings per share	$3.71	3.24	3.82

Restructuring and advisory fees	0.12	0.42	0.24
OSI first year acquisition accounting charges and fees	—	—	0.07
Gain on acquisition of full ownership of equity Investment	—	—	(0.03)
Discrete tax benefits	(0.14)	(0.20)	—

Adjusted diluted earnings per share	$3.69	3.46	4.10

The table below summarizes the changes in adjusted diluted earnings per share. The items identified below are discussed throughout MD&A, see further discussion above and in the Business Segments and Financial Position sections below.

	2020	2021
Adjusted diluted earnings per share - prior year	$3.69	3.46

Operations	(0.27)	0.59
Stock compensation	0.01	(0.16)
Pensions	(0.08)	0.05
Gains on sales of investments	—	0.06
Foreign currency	(0.06)	0.09
Interest expense	0.02	—
Income tax rate	0.08	(0.02)
Share repurchases	0.07	0.03

Adjusted diluted earnings per share - current year	$3.46	4.10

RETURNS ON EQUITY AND TOTAL CAPITAL
Return on common stockholders' equity (net earnings attributable to common stockholders divided by average common stockholders' equity) was 25.2 percent in 2021 compared with 23.6 percent in 2020 and 26.8 percent in 2019. Return on total capital (computed as net earnings attributable to common stockholders excluding after-tax net interest expense, divided by average common stockholders' equity plus short- and long-term debt less cash and short-term investments) was 18.1 percent in 2021 compared with 16.8 percent in 2020 and 19.5 percent in 2019. Returns in 2021 reflected higher net earnings, while lower net earnings negatively impacted returns in 2020.

Business Segments
Following is an analysis of segment results for 2021 compared with 2020, and 2020 compared with 2019. In fiscal 2021, the Company reclassified certain software product sales that were previously reported in Measurement and Analytical Instrumentation to Systems & Software (previously described as Process Control Systems & Solutions). The Company defines segment earnings as earnings before interest and income taxes.

AUTOMATION SOLUTIONS
	2019	2020	2021	20 vs. 19	21 vs. 20

Sales	$12,202	11,155	11,610	(9)%	4%
Earnings	$1,947	1,523	1,948	(22)%	28%
Margin	16.0%	13.6%	16.8%

Sales by Major Product Offering
Measurement & Analytical Instrumentation	$3,615	3,108	3,071	(14)%	(1)%
Valves, Actuators & Regulators	3,794	3,589	3,483	(5)%	(3)%
Industrial Solutions	2,232	2,012	2,266	(10)%	13%
Systems & Software	2,561	2,446	2,790	(4)%	14%
Total	$12,202	11,155	11,610	(9)%	4%

2021 vs. 2020 - Automation Solutions sales were $11.6 billion in 2021, an increase of $455, or 4 percent. Underlying sales were flat as higher prices offset slightly lower volume. Discrete and hybrid markets exhibited strength throughout the year while longer cycle process automation markets began to recover in the second half of the year, including a sharp recovery in core North American automation markets. The OSI acquisition added 2 percent and foreign currency translation had a 2 percent favorable impact. Sales for Measurement & Analytical Instrumentation decreased $37, or 1 percent, as process industries were weak in the first half of the year, but have improved sequentially as markets continue to recover from the impacts of COVID-19. Valves, Actuators & Regulators decreased $106, or 3 percent, reflecting slower demand in most end markets, particularly in North America and Europe, partially offset by modest growth in Asia. Industrial Solutions sales increased $254, or 13 percent, on strong growth in Europe and robust growth in China, while North American discrete end markets were up moderately. Systems & Software increased $344, or 14 percent, reflecting the impact of the OSI acquisition which added $191. Process end markets were strong in Europe and had moderate growth in Asia while North America was flat. Power generation end markets were solid in North America and strong in Europe, partially offset by softness in Asia. Underlying sales decreased 2 percent in the Americas (U.S. down 3 percent), increased 1 percent in Europe and 2 percent in Asia, Middle East & Africa (China up 14 percent). Earnings of $1,948 increased $425 from the prior year, and margin increased 3.2 percentage points to 16.8 percent, as significant savings from cost reduction actions and favorable price-cost more than offset higher performance-based compensation expense. Lower restructuring expense benefited margins 0.9 percentage points, while intangibles amortization of $66 from the OSI acquisition reduced margin 0.6 percentage points.

2020 vs. 2019 - Automation Solutions sales were $11.2 billion in 2020, a decrease of $1,047, or 9 percent, reflecting the negative effects of COVID-19 which impacted most end markets and geographies in the second half of the year, particularly in North America. Underlying sales decreased 8 percent on lower volume. The Machine Automation Solutions acquisition added $47 and foreign currency translation had a 1 percent unfavorable impact. Sales for Measurement & Analytical Instrumentation decreased $507, or 14 percent, due to weakness in process industries, primarily in North America. Valves, Actuators & Regulators decreased $205, or 5 percent, reflecting slower demand in most end markets. Industrial Solutions sales decreased $220, or 10 percent, on lower global demand in discrete end markets. Systems & Software decreased $115, or 4 percent, due to weakness in power generation end markets in China and process end markets in the U.S., partially offset by the Machine Automation Solutions acquisition. Underlying sales decreased 14 percent in the Americas (U.S. down 14 percent), 5 percent in Europe, and 1 percent in Asia, Middle East & Africa (China down 2 percent). Earnings of $1,523 decreased $424 from the prior year, primarily due to higher restructuring expenses of $179 and lower volume. Margin decreased 2.4 percentage points to 13.6 percent, reflecting a negative impact from restructuring expenses of 1.7 percentage points and unfavorable mix. Savings from cost reduction actions offset deleverage on lower sales volume.

COMMERCIAL & RESIDENTIAL SOLUTIONS
	2019	2020	2021	20 vs. 19	21 vs. 20

Sales:
Climate Technologies	$4,313	3,980	4,748	(8)%	19%
Tools & Home Products	1,856	1,663	1,905	(10)%	15%
Total	$6,169	5,643	6,653	(9)%	18%

Earnings:
Climate Technologies	$883	801	965	(9)%	20%
Tools & Home Products	388	317	399	(18)%	26%
Total	$1,271	1,118	1,364	(12)%	22%
Margin	20.6%	19.8%	20.5%

2021 vs. 2020 - Commercial & Residential Solutions sales were $6.7 billion in 2021, an increase of $1,010, or 18 percent. Underlying sales increased 16 percent on strong global demand, as nearly all businesses achieved double-digit growth each quarter, while foreign currency translation added 2 percent. Climate Technologies sales were $4.7 billion in 2021, an increase of $768, or 19 percent. Air conditioning and heating sales were up mid-teens, reflecting strong demand for residential-oriented products and solutions in North America and robust growth in Europe and China. Cold chain sales were up over 20 percent, driven by favorable global market conditions and strength in food retail and aftermarket. Tools & Home Products sales were $1.9 billion in 2021, up $242 or 15 percent compared to the prior year. Sales of wet/dry vacuums were robust in part due to competitor outages, while sales were strong for global professional tools and solid for food waste disposers. Overall, underlying sales increased 16 percent in the Americas (U.S. up 15 percent) and 17 percent in Europe, while Asia, Middle East & Africa increased 17 percent (China up 17 percent). Earnings were $1,364, an increase of $246, and margin was up 0.7 percentage points, reflecting leverage on higher volume and savings from cost reduction actions, partially offset by unfavorable price-cost primarily due to steel price increases which negatively impacted the second half of the fiscal year.

2020 vs. 2019 - Commercial & Residential Solutions sales were $5.6 billion in 2020, a decrease of $526, or 9 percent. Underlying sales decreased 7 percent on lower volume. The divestiture of two small non-core businesses subtracted 1 percent and foreign currency translation deducted 1 percent. Climate Technologies sales were $4.0 billion in 2020, a decrease of $333, or 8 percent. Air conditioning and heating sales declined, reflecting a sharp decline in Asia and moderate decline in the U.S. due to the effects of COVID-19. Global cold chain sales were also down, reflecting double-digit declines in Asia and Europe, while North America was down moderately. Tools & Home Products sales were $1.7 billion in 2020, down $193 or 10 percent compared to the prior year, reflecting sharp declines in global professional tools markets. Sales for wet/dry vacuums were down moderately and food waste disposers were down slightly. Overall, underlying sales decreased 7 percent in the Americas (U.S. down 8 percent) and 3 percent in Europe, while Asia, Middle East & Africa decreased 11 percent (China down 11 percent). Earnings were $1,118, a decrease of $153, and margin was down 0.8 percentage points, due to deleverage on lower sales volume and higher restructuring expenses which negatively impacted margins by 0.5 percentage points, partially offset by savings from cost reduction actions and favorable price-cost.

Financial Position, Liquidity and Capital Resources

Emerson maintains a conservative financial structure to provide the strength and flexibility necessary to achieve our strategic objectives and has been successful in efficiently deploying cash where needed worldwide to fund operations, complete acquisitions and sustain long-term growth.

Emerson is in a strong financial position, with total assets of $25 billion and stockholders' equity of $10 billion, and has the resources available for reinvestment in existing businesses, strategic acquisitions and managing its capital structure on a short- and long-term basis.

The Company continues to generate substantial operating cash flow, including significant growth in fiscal 2021 and over $3.0 billion in each of the last three years. Cash flows have been and are expected to be sufficient for at least the next 12 months to meet the Company’s operating requirements, including those related to salaries and wages, working capital, capital expenditures, and other liquidity requirements associated with operations. The Company also has certain contractual obligations, primarily long-term debt and operating leases (see Notes 7, 10 and 11). The Company currently believes that sufficient funds will be available to meet its needs for the foreseeable future through operating cash flow, existing resources, short- and long-term debt capacity, or its $3.5 billion revolving backup credit facility under which it has not incurred any borrowings.

CASH FLOW
	2019	2020	2021

Operating Cash Flow	$3,006	3,083	3,575
Percent of sales	16.4%	18.4%	19.6%
Capital Expenditures	$594	538	581
Percent of sales	3.2%	3.2%	3.2%
Free Cash Flow (Operating Cash Flow less Capital Expenditures)	$2,412	2,545	2,994
Percent of sales	13.1%	15.2%	16.4%
Operating Working Capital	$1,113	866	704
Percent of sales	6.1%	5.2%	3.9%

Operating cash flow for 2021 was $3.6 billion, a $492, or 16 percent increase compared with 2020, due to higher earnings. Operating cash flow of $3.1 billion in 2020 increased 3 percent compared to $3.0 billion in 2019, as lower working capital needs associated with lower demand more than offset a decrease in earnings. At September 30, 2021, operating working capital as a percent of sales was 3.9 percent compared with 5.2 percent in 2020 and 6.1 percent in 2019. Contributions to pension plans were $41 in 2021, $66 in 2020 and $60 in 2019.

Capital expenditures were $581, $538 and $594 in 2021, 2020 and 2019, respectively. Free cash flow (operating cash flow less capital expenditures) was $3.0 billion in 2021, up 18 percent. Free cash flow was $2.5 billion in 2020, compared with $2.4 billion in 2019. The Company is targeting capital spending of approximately $650 in 2022. Net cash paid in connection with acquisitions was $1,611, $126 and $469 in 2021, 2020 and 2019, respectively.
On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic, and among other things, provided tax relief to businesses. Tax provisions of the CARES Act included the deferral of certain payroll taxes, relief for retaining employees, and other provisions. The Company deferred $73 of certain payroll taxes through the end of calendar year 2020, half of which is due in December 2021 with the remainder due in December 2022.

Dividends were $1,210 ($2.02 per share) in 2021, compared with $1,209 ($2.00 per share) in 2020 and $1,209 ($1.96 per share) in 2019. In November 2021, the Board of Directors voted to increase the quarterly cash dividend 2 percent, to an annualized rate of $2.06 per share.

Purchases of Emerson common stock totaled $500, $942 and $1,250 in 2021, 2020 and 2019, respectively, at average per share prices of $94.65, $57.41 and $62.83.

The Board of Directors authorized the purchase of up to 70 million common shares in November 2015. In March 2020, the Board of Directors authorized the purchase of an additional 60 million shares and a total of approximately 60 million shares remain available for purchase under the authorizations. The Company purchased 5.3 million shares in 2021, 16.4 million shares in 2020 and 19.9 million shares in 2019 under the authorizations.

LEVERAGE/CAPITALIZATION
	2019	2020	2021

Total Assets	$20,497	22,882	24,715
Long-term Debt	$4,277	6,326	5,793
Common Stockholders' Equity	$8,233	8,405	9,883

Total Debt-to-Total Capital Ratio	41.0%	47.1%	40.3%
Net Debt-to-Net Capital Ratio	33.9%	33.2%	30.4%
Operating Cash Flow-to-Debt Ratio	52.5%	41.2%	53.6%
Interest Coverage Ratio	15.2X	14.4X	18.6X

Total debt, which includes long-term debt, current maturities of long-term debt, commercial paper and other short-term borrowings, was $6,665, $7,486 and $5,721 as of September 30, 2021, 2020 and 2019, respectively. During the year, the Company repaid $300 of 4.25% notes that matured in November 2020. In 2020, the Company repaid $500 of 4.875% notes that matured in October 2019, while $400 of 5.25% notes that matured in October 2018 and $250 of 5.0% notes that matured in April 2019 were paid in fiscal 2019. In April 2020, the Company issued $500 of 1.8% notes due October 2027, $500 of 1.95% notes due October 2030 and $500 of 2.75% notes due October 2050, and in September 2020, the Company issued $750 of 0.875% notes due October 2026. In January 2019, the Company issued €500 of 1.25% notes due October 2025 and €500 of 2.0% notes due October 2029, and in May 2019, the Company issued €500 of 0.375% notes due May 2024. The net proceeds from the sale of the notes were used to reduce commercial paper borrowings and for general corporate purposes. A portion of the proceeds from the notes issued in September 2020 were also used to fund the acquisition of OSI, which closed on October 1, 2020.

The total debt-to-total capital ratio and net debt-to-net capital ratio (less cash and short-term investments) decreased in 2021 due to lower long-term debt and higher equity compared to the prior year. In 2020 the total debt-to-total capital ratio increased due to the long-term debt issuances described above. The net debt-to-net capital ratio decreased slightly, reflecting the timing of the acquisition of OSI, which closed shortly after fiscal 2020 year-end. The operating cash flow-to-debt ratio increased in 2021 due to higher cash flow and lower debt. The decrease in 2020 was due to the increased borrowings. The interest coverage ratio is computed as earnings before income taxes plus interest expense, divided by interest expense. The increase in 2021 reflects higher earnings and slightly lower interest expense. The decrease in 2020 reflects lower earnings, partially offset by lower interest expense.

In May 2018, the Company entered into a $3.5 billion five-year revolving backup credit facility with various banks, which replaced the April 2014 $3.5 billion facility. The credit facility is maintained to support general corporate purposes, including commercial paper borrowings. The Company has not incurred any borrowings under this or previous facilities. The credit facility contains no financial covenants and is not subject to termination based on a change of credit rating or material adverse changes. The facility is unsecured and may be accessed under various interest rate alternatives at the Company’s option. Fees to maintain the facility are immaterial. The Company also maintains a universal shelf registration statement on file with the SEC under which it can issue debt securities, preferred stock, common stock, warrants, share purchase contracts or share purchase units without a predetermined limit. Securities can be sold in one or more separate offerings with the size, price and terms to be determined at the time of sale.

Emerson's financial structure provides the flexibility necessary to achieve its strategic objectives. The Company has been successful in efficiently deploying cash where needed worldwide to fund operations, complete acquisitions and sustain long-term growth. At September 30, 2021, substantially all of the Company's cash was held outside of the U.S. (primarily in Europe and Asia). The Company routinely repatriates a portion of its non-U.S. cash from earnings each year, or otherwise when it can be accomplished tax efficiently, and provides for withholding taxes and any applicable U.S. income taxes as appropriate. The Company has been able to readily meet all its funding requirements and currently believes that sufficient funds will be available to meet the Company's needs in the foreseeable future through operating cash flow, existing resources, short- and long-term debt capacity or backup credit lines.

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

LONG-LIVED ASSETS
Long-lived assets, which include property, plant and equipment, goodwill and identifiable intangible assets, are reviewed for impairment whenever events or changes in business circumstances indicate impairment may exist. If the Company determines that the carrying value of a long-lived asset may not be recoverable, a permanent impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its estimated fair value. Reporting units are also reviewed for possible goodwill impairment at least annually, in the fourth quarter. If an initial assessment indicates it is more likely than not an impairment may exist, it is evaluated by comparing the reporting unit's estimated fair value to its carrying value. Fair value is generally estimated using an income approach that discounts estimated future cash flows using discount rates judged by management to be commensurate with the applicable risk. Estimates of future sales, operating results, cash flows and discount rates are subject to changes in the economic environment, including such factors as the general level of market interest rates, expected equity market returns and the volatility of markets served, particularly when recessionary economic circumstances continue for an extended period of time.

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

As of September 30, 2021, the U.S. pension plans were overfunded by $506 in total (approximately 12 percent in excess of the projected benefit obligation), including unfunded plans totaling $220. The substantial improvement in the funded status reflects strong asset returns in fiscal 2021. The non-U.S. plans were underfunded by $88, including unfunded plans totaling $318. The Company contributed a total of $41 to defined benefit plans in 2021 and expects to contribute approximately $50 in 2022. At year-end 2021, the discount rate for U.S. plans was 2.92 percent, and was 2.81 percent in 2020. The assumed investment return on plan assets was 6.50 percent in 2021, 6.75 percent in 2020 and 7.00 percent in 2019, and will be 6.00 percent for 2022. While management believes its assumptions used are appropriate, actual experience may differ. A 0.25 percentage point decrease in the U.S. and non-U.S. discount rates would have increased the total projected benefit obligation at September 30, 2021 by $200 and increased fiscal 2022 pension expense by $15. A 0.25 percentage point decrease in the expected return on plan assets would increase fiscal 2022 pension expense by $15. See Note 12.

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

Cash repatriated to the U.S. is generally not subject to U.S. federal income taxes. No provision is made for withholding taxes and any applicable U.S. income taxes on the undistributed earnings of non-U.S. subsidiaries where these earnings are considered indefinitely invested or otherwise retained for continuing international operations. Determination of the amount of taxes that might be paid on these undistributed earnings if eventually remitted is not practicable. See Notes 1 and 14.

Other Items

LEGAL MATTERS
At September 30, 2021, there were no known contingent liabilities (including guarantees, pending litigation, taxes and other claims) that management believes will be material in relation to the Company's financial statements, nor were there any material commitments outside the normal course of business.

NEW ACCOUNTING PRONOUNCEMENTS
Effective October 1, 2020, the Company adopted two accounting standard updates and one new accounting standard, and in fiscal 2020 adopted updates to ASC 815, all of which had an immaterial impact on the Company's financial statements. These included:

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

•Updates to ASC 815, Derivatives and Hedging, which permit hedging certain contractually specified risk components. The updates also eliminate the requirement to separately measure and report hedge ineffectiveness and simplify hedge documentation and effectiveness assessment requirements.

On October 1, 2019, the Company adopted ASC 842, Leases, which requires rights and obligations related to lease arrangements to be recognized on the balance sheet, using the optional transition method under which prior periods were not adjusted. The Company elected the package of practical expedients for leases that commenced prior to the adoption date, which included carrying forward the historical lease classification as operating or finance. The adoption of ASC 842 resulted in the recognition of operating lease right-of-use assets and related lease liabilities of approximately $500 as of October 1, 2019, but did not materially impact the Company's earnings or cash flows for the year ended September 30, 2020. The Company's financial statements for 2019 continue to be reported in accordance with the Company's historical accounting under ASC 840, Leases.

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

FISCAL 2022 OUTLOOK
Emerson expects fiscal 2022 to be characterized by strong underlying demand. Strength in discrete and hybrid automation markets, further recovery in process markets and expanding opportunities in sustainability projects is expected to drive Automation Solutions full year net sales growth. For Commercial & Residential Solutions, residential demand is expected to moderate while the commercial and industrial environment is expected to further improve. The Company expects operational challenges to continue through the first half of the year, but price-cost is expected to turn to a tailwind during the second half.

For the full year, consolidated net sales are expected to be up 5 to 7 percent, with underlying sales up 6 to 8 percent excluding a 1 percent unfavorable impact from foreign currency translation. Automation Solutions net sales are expected to be up 5 to 7 percent, with underlying sales up 6 to 8 percent excluding a 1 percent unfavorable impact from foreign currency translation. Commercial & Residential Solutions net and underlying sales are expected to be up 6 to 9 percent. Earnings per share are expected to be $4.79 to $4.94, while adjusted earnings per share, which exclude a $0.19 per share impact from restructuring actions, a $0.42 per share impact from amortization of intangibles, and a $0.58 gain from proceeds received in November 2021 related to the Vertiv transaction, are expected to be $4.82 to $4.97 (see Note 4 for further details on the Vertiv gain). Operating cash flow is expected to be approximately $3.8 billion and free cash flow, which excludes projected capital spending of $650 million, is expected to be approximately $3.1 billion. Share repurchases are expected to be approximately $250 to $500 million in fiscal 2022.

The guidance discussed herein does not include the impact of the AspenTech transaction. Emerson will contribute $6.0 billion in cash related to its definitive agreement with AspenTech, and the transaction is expected to close in the second calendar quarter of 2022. The Company expects to finance the transaction through a combination of cash on-hand and the issuance of new long-term debt. While the transaction will initially increase the Company's financial leverage and debt ratios, Emerson expects to retain its investment-grade long-term debt ratings. Further, the Company expects its leverage and debt ratios to improve rapidly through strong combined cash flow of the companies and disciplined capital allocation.

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

Consolidated Statements of Earnings
EMERSON ELECTRIC CO. & SUBSIDIARIES

Years ended September 30
(Dollars and shares in millions, except per share amounts)

	2019	2020	2021

Net sales	$18,372	16,785	18,236
Costs and expenses:
Cost of sales	10,557	9,776	10,673
Selling, general and administrative expenses	4,457	3,986	4,179
Other deductions, net	325	532	318
Interest expense, net of interest income of: 2019, $27; 2020, $19; 2021, $12	174	156	154
Earnings before income taxes	2,859	2,335	2,912
Income taxes	531	345	585
Net earnings	2,328	1,990	2,327
Less: Noncontrolling interests in earnings of subsidiaries	22	25	24
Net earnings common stockholders	$2,306	1,965	2,303

Earnings per share:
Basic	$3.74	3.26	3.85
Diluted	$3.71	3.24	3.82

Weighted average outstanding shares:
Basic	616.2	602.9	598.1
Diluted	620.6	606.6	601.8

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
EMERSON ELECTRIC CO. & SUBSIDIARIES

Years ended September 30
(Dollars in millions)

	2019	2020	2021
Net earnings	$2,328	1,990	2,327

Other comprehensive income (loss), net of tax:
Foreign currency translation	(194)	85	81
Pension and postretirement	(508)	64	605
Cash flow hedges	(5)	(2)	18
Total other comprehensive income (loss)	(707)	147	704

Comprehensive income	1,621	2,137	3,031

Less: Noncontrolling interests in comprehensive income of subsidiaries	22	27	23
Comprehensive income common stockholders	$1,599	2,110	3,008

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
EMERSON ELECTRIC CO. & SUBSIDIARIES

September 30 (Dollars and shares in millions, except per share amounts)

	2020	2021
ASSETS
Current assets
Cash and equivalents	$3,315	2,354
Receivables, less allowances of $138 in 2020 and $116 in 2021	2,802	2,971
Inventories	1,928	2,050
Other current assets	761	1,057
Total current assets	8,806	8,432

Property, plant and equipment, net	3,688	3,738

Other assets
Goodwill	6,734	7,723
Other intangible assets	2,468	2,877
Other	1,186	1,945
Total other assets	10,388	12,545
Total assets	$22,882	24,715

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current maturities of long-term debt	$1,160	872
Accounts payable	1,715	2,108
Accrued expenses	2,910	3,266
Total current liabilities	5,785	6,246

Long-term debt	6,326	5,793

Other liabilities	2,324	2,753

Equity
Common stock, $0.50 par value; authorized, 1,200.0 shares; issued, 953.4 shares; outstanding, 598.0 shares in 2020; 595.8 shares in 2021	477	477
Additional paid-in-capital	470	522
Retained earnings	24,955	26,047
Accumulated other comprehensive income (loss)	(1,577)	(872)
	24,325	26,174
Less: Cost of common stock in treasury, 355.4 shares in 2020; 357.6 shares in 2021	15,920	16,291
Common stockholders’ equity	8,405	9,883
Noncontrolling interests in subsidiaries	42	40
Total equity	8,447	9,923
Total liabilities and equity	$22,882	24,715

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Equity
EMERSON ELECTRIC CO. & SUBSIDIARIES

Years ended September 30
(Dollars in millions, except per share amounts)

	2019	2020	2021

Common stock	$477	477	477

Additional paid-in-capital
Beginning balance	348	393	470
Stock plans	45	77	52
Ending balance	393	470	522

Retained earnings
Beginning balance	23,072	24,199	24,955
Net earnings common stockholders	2,306	1,965	2,303
Dividends paid (per share: 2019, $1.96; 2020, $2.00; 2021, $2.02)	(1,209)	(1,209)	(1,210)
Adoption of accounting standard updates	30	—	(1)
Ending balance	24,199	24,955	26,047

Accumulated other comprehensive income (loss)
Beginning balance	(1,015)	(1,722)	(1,577)
Foreign currency translation	(194)	83	82
Pension and postretirement	(508)	64	605
Cash flow hedges	(5)	(2)	18
Ending balance	(1,722)	(1,577)	(872)

Treasury stock
Beginning balance	(13,935)	(15,114)	(15,920)
Purchases	(1,250)	(942)	(500)
Issued under stock plans	71	136	129
Ending balance	(15,114)	(15,920)	(16,291)

Common stockholders' equity	8,233	8,405	9,883

Noncontrolling interests in subsidiaries
Beginning balance	43	40	42
Net earnings	22	25	24
Other comprehensive income	—	2	(1)
Dividends paid	(25)	(25)	(25)
Ending balance	40	42	40

Total equity	$8,273	8,447	9,923

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
EMERSON ELECTRIC CO. & SUBSIDIARIES

Years ended September 30 (Dollars in millions)

	2019	2020	2021
Operating activities
Net earnings	$2,328	1,990	2,327
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	822	854	969
Stock compensation expense	120	110	224
Pension expense	2	67	28
Pension funding	(60)	(66)	(41)
Changes in operating working capital	(150)	148	203
Other, net	(56)	(20)	(135)
Cash provided by operating activities	3,006	3,083	3,575

Investing activities
Capital expenditures	(594)	(538)	(581)
Purchases of businesses, net of cash and equivalents acquired	(469)	(126)	(1,611)
Divestitures of businesses	14	—	34
Other, net	(125)	(76)	38
Cash used in investing activities	(1,174)	(740)	(2,120)

Financing activities
Net decrease in short-term borrowings	(6)	(90)	(504)
Proceeds from short-term borrowings greater than three months	—	1,043	71
Payments of short-term borrowings greater than three months	—	(1,043)	(71)
Proceeds from long-term debt	1,691	2,233	—
Payments of long-term debt	(656)	(503)	(308)
Dividends paid	(1,209)	(1,209)	(1,210)
Purchases of common stock	(1,250)	(942)	(500)
Other, net	39	2	100
Cash used in financing activities	(1,391)	(509)	(2,422)

Effect of exchange rate changes on cash and equivalents	(40)	(13)	6
Increase (Decrease) in cash and equivalents	401	1,821	(961)
Beginning cash and equivalents	1,093	1,494	3,315
Ending cash and equivalents	$1,494	3,315	2,354

Changes in operating working capital
Receivables	$51	207	(165)
Inventories	(87)	(6)	(126)
Other current assets	(87)	33	(99)
Accounts payable	(37)	(196)	370
Accrued expenses	10	110	223
Total changes in operating working capital	$(150)	148	203

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

Effective October 1, 2020, the Company adopted two accounting standard updates and one new accounting standard, and in fiscal 2020 adopted updates to ASC 815, all of which had an immaterial impact on the Company's financial statements. These included:

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

•Updates to ASC 815, Derivatives and Hedging, which permit hedging certain contractually specified risk components. The updates also eliminate the requirement to separately measure and report hedge ineffectiveness and simplify hedge documentation and effectiveness assessment requirements.

On October 1, 2019, the Company adopted ASC 842, Leases, which requires rights and obligations related to lease arrangements to be recognized on the balance sheet, using the optional transition method under which prior periods were not adjusted. The Company elected the package of practical expedients for leases that commenced prior to the adoption date, which included carrying forward the historical lease classification as operating or finance. The adoption of ASC 842 resulted in the recognition of operating lease right-of-use assets and related lease liabilities of approximately $500 as of October 1, 2019, but did not materially impact the Company's earnings or cash flows for the year ended September 30, 2020. The Company's financial statements for 2019 continue to be reported in accordance with the Company's historical accounting under ASC 840, Leases.

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

	2020	2021
Finished products	$584	616
Raw materials and work in process	1,344	1,434
Total inventories	$1,928	2,050

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

The components of property, plant and equipment as of September 30 follow:

	2020	2021
Land	$350	359
Buildings	2,335	2,493
Machinery and equipment	5,907	6,097
Construction in progress	463	478
Property, plant and equipment, at cost	9,055	9,427
Less: Accumulated depreciation	5,367	5,689
Property, plant and equipment, net	$3,688	3,738

Goodwill and Other Intangible Assets
Assets and liabilities acquired in business combinations are accounted for using the acquisition method and recorded at their respective fair values. Substantially all goodwill is assigned to the reporting unit that acquires a business. A reporting unit is an operating segment as defined in ASC 280, Segment Reporting, or a business one level below an operating segment if discrete financial information for that business unit is prepared and regularly reviewed by the segment manager. The Company conducts annual impairment tests of goodwill in the fourth quarter. If an initial assessment indicates it is more likely than not goodwill might be impaired, it is evaluated by comparing the reporting unit's estimated fair value to its carrying value. An impairment charge would be recorded for the amount by which the carrying value of the reporting unit exceeds the estimated fair value. Goodwill is also tested for impairment between annual tests if events or circumstances indicate the fair value of a unit may be less than its carrying value. Estimated fair values of reporting units are Level 3 measures and are developed generally under an income approach that discounts estimated future cash flows using risk-adjusted interest rates, as well as earnings multiples or other techniques as warranted. Fair values are subject to changes in underlying economic conditions.

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

Product Warranty
Warranties vary by product line and are competitive for the markets in which the Company operates. Warranties are largely offered to provide assurance that the product will function as intended and generally extend for a period of one to two years from the date of sale or installation. Provisions for warranty expense are estimated at the time of sale based on historical experience and adjusted quarterly for any known issues that may arise. Product warranty expense is less than one-half of one percent of sales.

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

Revenue is recognized over time for approximately 5 percent of the Company's revenues. These contracts largely relate to projects in the Systems & Software product offering within the Automation Solutions segment where revenue is recognized using the percentage-of-completion method to reflect the transfer of control over time, while a small amount is attributable to long-term maintenance and service contracts where revenue is typically recognized on a straight-line basis as the services are provided. Approximately 5 percent of revenues relate to sales arrangements with multiple performance obligations, principally in the Automation Solutions segment. Tangible products represent a large majority of the delivered items in contracts with multiple performance obligations or where revenue is recognized over time, while a smaller portion is attributable to installation, service and maintenance.

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

Derivatives and Hedging
In the normal course of business, the Company is exposed to changes in interest rates, foreign currency exchange rates and commodity prices due to its worldwide presence and diverse business profile. The Company's foreign currency exposures relate to transactions denominated in currencies that differ from the functional currencies of its business units, primarily in euros, Mexican pesos, and Singapore dollars. Primary commodity exposures are price fluctuations on forecasted purchases of copper and aluminum and related products. As part of the Company's risk management strategy, derivative instruments are selectively used in an effort to minimize the impact of these exposures. Foreign exchange forwards and options are utilized to hedge foreign currency exposures impacting sales or cost of sales transactions, firm commitments and the fair value of assets and liabilities, while swap and option contracts may be used to minimize the effect of commodity price fluctuations on the cost of sales. Non-U.S. dollar obligations are utilized to reduce foreign currency risk associated with the Company's net investments in foreign operations. All derivatives are associated with specific underlying exposures and the Company does not hold derivatives for trading or speculative purposes. The duration of hedge positions is generally two years or less, except for the Company's net investment hedges.

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
Counterparties to derivative arrangements are companies with investment-grade credit ratings. The Company has bilateral collateral arrangements with counterparties with credit rating-based posting thresholds that vary depending on the arrangement. If credit ratings on the Company's debt fall below pre-established levels, counterparties can require immediate full collateralization on all derivatives in net liability positions. The maximum amount that could potentially have been required was immaterial. The Company also can demand full collateralization of derivatives in net asset positions should any counterparty credit ratings fall below certain thresholds. No collateral was posted with counterparties and none was held by the Company at year end. Risk from credit loss when derivatives are in asset positions is not considered material. The Company has master netting arrangements in place with its counterparties that allow the offsetting of certain derivative-related amounts receivable and payable when settlement occurs in the same period. Accordingly, counterparty balances are netted in the consolidated balance sheet and are reported in other current assets or accrued expenses as appropriate, depending on positions with counterparties as of the balance sheet date. See Note 9.
Income Taxes
The provision for income taxes is based on pretax income reported in the consolidated statements of earnings and tax rates currently enacted in each jurisdiction. Certain income and expense items are recognized in different time periods for financial reporting and income tax filing purposes, and deferred income taxes are provided for the effect of temporary differences. Effective in fiscal 2019, the Tax Cuts and Jobs Act subjects the Company to U.S. tax on global intangible low-taxed income earned by certain of its non-U.S. subsidiaries. The Company has elected to recognize this tax as a period expense when it is incurred. The Company also provides for withholding taxes and any applicable U.S. income taxes on earnings intended to be repatriated from non-U.S. locations. No provision has been made for these taxes on approximately $5.5 billion of undistributed earnings of non-U.S. subsidiaries as of September 30, 2021, as these earnings are considered indefinitely invested or otherwise retained for continuing international operations. Recognition of withholding taxes and any applicable U.S. income taxes on undistributed non-U.S. earnings would be triggered by a management decision to repatriate those earnings. Determination of the amount of taxes that might be paid on these undistributed earnings if eventually remitted is not practicable. See Note 14.

(2) REVENUE RECOGNITION
The following table summarizes the balances of the Company's unbilled receivables (contract assets), which are reported in Other current assets, and its customer advances (contract liabilities), which are reported in Accrued expenses.

	2020	2021
Unbilled receivables (contract assets)	$458	528
Customer advances (contract liabilities)	(583)	(730)
Net contract liabilities	$(125)	(202)
The majority of the Company's contract balances relate to arrangements where revenue is recognized over time and payments from customers are made according to a contractual billing schedule. The increase in net contract liabilities was due to customer billings which exceeded revenue recognized for performance completed during the period. Revenue recognized for 2021 included approximately $460 that was included in the beginning contract liability balance. Other factors that impacted the change in net contract liabilities were immaterial.
Revenue recognized for 2021 for performance obligations that were satisfied in previous periods, including cumulative catchup adjustments on the Company's long-term contracts, was not material. Capitalized amounts related to incremental costs to obtain customer contracts and costs to fulfill contracts are immaterial.
As of September 30, 2021, the Company's backlog relating to unsatisfied (or partially unsatisfied) performance obligations in contracts with its customers was approximately $6.5 billion. The Company expects to recognize approximately 85 percent of its remaining performance obligations as revenue over the next 12 months, with the remainder substantially over the subsequent two years thereafter.
See Note 18 for additional information about the Company's revenues.

(3) WEIGHTED-AVERAGE COMMON SHARES

Basic earnings per common share consider only the weighted-average of common shares outstanding while diluted earnings per common share also consider the dilutive effects of stock options and incentive shares. An inconsequential number of shares of common stock were excluded from the computation of dilutive earnings per share in 2021, 2020 and 2019 as the effect would have been antidilutive. Earnings allocated to participating securities were inconsequential for all years presented.

Reconciliations of weighted-average shares for basic and diluted earnings per common share follow (shares in millions):

	2019	2020	2021
Basic shares outstanding	616.2	602.9	598.1
Dilutive shares	4.4	3.7	3.7
Diluted shares outstanding	620.6	606.6	601.8

(4) ACQUISITIONS AND DIVESTITURES

On October 11, 2021, the Company announced that it entered into a definitive agreement with Aspen Technology, Inc. ("AspenTech") to combine two of Emerson's stand-alone industrial software businesses, Open Systems International, Inc. ("OSI") and the geological simulation software business, along with a contribution of $6.0 billion in cash to AspenTech shareholders, to create "new AspenTech", a diversified, high-performance industrial software leader with greater scale, capabilities and technologies. Upon closing of the transaction, the Company will own 55 percent of new AspenTech and its results and financial position will be fully consolidated in Emerson's financial statements.

On October 1, 2020, the Company completed the acquisition of Open Systems International, Inc. (OSI), a leading operations technology software provider in the global power industry, for approximately $1.6 billion, net of cash acquired. This business, which had net sales of $191 in fiscal 2021 and is reported in the Automation Solutions segment, expands the Company's offerings in the power industry to include the digitization and modernization of the electric grid. The Company recognized goodwill of $967 (none of which is expected to be tax deductible), identifiable intangible assets of $783, primarily intellectual property and customer relationships with a weighted-average useful life of approximately 11 years, and deferred tax liabilities of $193. Results of operations for the year ended September 30, 2021 included first year pretax acquisition accounting charges related to backlog amortization and deferred revenue of $30 and $14, respectively, and fees of $6.

In 2020, the Company acquired three businesses, two in the Automation Solutions segment and one in the Climate Technologies segment, for $126, net of cash acquired. These three businesses had combined annual sales of approximately $50.

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

As previously disclosed, the Company sold its network power systems business (rebranded as Vertiv, now a publicly traded company, symbol VRT) in 2017 and retained a subordinated interest contingent upon the equity holders first receiving a threshold return on their initial investment. Subsequent to September 30, 2021, the equity holders received a return on their investment in excess of the threshold. Based on the terms of the agreement and the current calculation, the Company could receive approximately $600 on a pretax basis through periodic distributions over the next two years, of which $438 was received in November 2021. However, the remaining distributions are contingent on the timing and price at which Vertiv shares are sold by the equity holders and therefore, there can be no assurance as to the amount or timing of the remaining distributions to the Company. As of September 30, 2021, no amounts have been recognized in the financial statements related to this gain contingency.

(5) OTHER DEDUCTIONS, NET

Other deductions, net are summarized below:
	2019	2020	2021
Amortization of intangibles (intellectual property and customer relationships)	$238	239	300
Restructuring costs	95	284	150
Other	(8)	9	(132)
Total	$325	532	318

The increase in intangibles amortization expense for 2021 was due to the OSI acquisition, including backlog amortization of $30. Other is composed of several items, including acquisition/divestiture costs, foreign currency transaction gains and losses, litigation, pension expense and other items. The change in 2021 was primarily due to a favorable impact from pensions and investment-related gains, including gains in the first quarter of fiscal 2021 of $21 from an investment sale and $17 from the acquisition of full ownership of an equity investment, and a gain in the second quarter of $31 from the sale of an equity investment. The change in 2020 was primarily due to special advisory fees of $13.
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
Restructuring expenses were $150, $284 and $95 for 2021, 2020 and 2019, respectively. The Company expects fiscal year 2022 restructuring expense to be approximately $150.

Restructuring costs by business segment follows:

	2019	2020	2021
Automation Solutions	$65	232	123

Climate Technologies	20	23	15
Tools & Home Products	7	21	7
Commercial & Residential Solutions	27	44	22

Corporate	3	8	5

Total	$95	284	150

Costs incurred in 2021 relate to the Company's initiatives to improve operating margins that began in the third quarter of fiscal 2019 and were expanded in the third quarter of fiscal 2020 in response to the effects of COVID-19 on demand for the Company's products. Actions taken in 2021 included workforce reductions of approximately 3,600 positions and the exit of eight production facilities worldwide. Costs incurred in 2020 and 2019 primarily relate to the Company's initiatives to improve operating margins that began in the third quarter of fiscal 2019 and were expanded in the third quarter of fiscal 2020 in response to the effects of COVID-19 on demand for the Company's products. Expenses incurred in 2020 and 2019 included actions to exit six and two facilities, and eliminate approximately 5,400 and 1,100 positions, respectively.

The change in the liability for restructuring costs during the years ended September 30 follows:

	2020	Expense	Utilized/Paid	2021
Severance and benefits	$176	112	116	172
Other	5	38	39	4
Total	$181	150	155	176

	2019	Expense	Utilized/Paid	2020
Severance and benefits	$62	239	125	176
Other	7	45	47	5
Total	$69	284	172	181

The tables above do not include $38 and $20 of costs related to restructuring actions incurred for the year ended September 30, 2021 and 2020, respectively, that are required to be reported in cost of sales and selling, general and administrative expenses.

(7) LEASES

The components of lease expense for the years ended September 30 were as follows:

	2020	2021
Operating lease expense	$207	195
Variable lease expense	$19	17

Short-term lease expense and sublease income were immaterial for the years ended September 30, 2021 and September 30, 2020. Cash paid for operating leases is classified within operating cash flows and was $192 and $201 for the years ended September 30, 2021 and 2020, respectively. Operating lease right-of-use asset additions was $194 and $210 for the years ended September 30, 2021 and 2020, respectively.

The following table summarizes the balances of the Company's operating lease right-of-use assets and operating lease liabilities as of September 30, 2020 and 2021, the vast majority of which relates to offices and manufacturing facilities:

	2020	2021
Right-of-use assets (Other assets)	$508	558
Current lease liabilities (Accrued expenses)	$148	155
Noncurrent lease liabilities (Other liabilities)	$373	413

The weighted-average remaining lease term for operating leases was 5.8 years, and 4.6 years and the weighted-average discount rate was 2.6 percent and 2.8 percent as of September 30, 2021 and September 30, 2020, respectively.

Future maturities of operating lease liabilities as of September 30, 2021 are summarized below:

2021
2022	$166
2023	131
2024	97
2025	62
2026	39
Thereafter	125
Total lease payments	620
Less: Interest	52
Total lease liabilities	$568

Lease commitments that have not yet commenced were immaterial as of September 30, 2021.

(8) GOODWILL AND OTHER INTANGIBLES

The change in the carrying value of goodwill by business segment follows:

	Automation Solutions	Climate Technologies	Tools & Home Products	Commercial & Residential Solutions
					Total
Balance, September 30, 2019	$5,467	668	401	1,069	6,536
Acquisitions	23	59	—	59	82
Foreign currency translation and other	93	3	20	23	116
Balance, September 30, 2020	5,583	730	421	1,151	6,734
Acquisitions	967	23	—	23	990
Foreign currency translation and other	2	—	(3)	(3)	(1)
Balance, September 30, 2021	$6,552	753	418	1,171	7,723

The gross carrying amount and accumulated amortization of identifiable intangible assets by major class follow:

	Customer Relationships		Intellectual Property		Capitalized Software		Total
	2020	2021	2020	2021	2020	2021	2020	2021
Gross carrying amount	$2,059	2,391	1,628	2,062	1,419	1,458	5,106	5,911
Less: Accumulated amortization	731	896	773	923	1,134	1,215	2,638	3,034
Net carrying amount	$1,328	1,495	855	1,139	285	243	2,468	2,877

Intangible asset amortization expense for the major classes included above for 2021, 2020 and 2019 was $470, $369 and $359, respectively. Based on intangible asset balances as of September 30, 2021, amortization expense is expected to approximate $408 in 2022, $379 in 2023, $347 in 2024, $306 in 2025 and $274 in 2026. The increase in goodwill and intangible assets reflect the acquisition of Open Systems International, Inc.

(9) FINANCIAL INSTRUMENTS
Following is a discussion regarding the Company’s use of financial instruments:

Hedging Activities
As of September 30, 2021, the notional amount of foreign currency hedge positions was approximately $2.0 billion, and commodity hedge contracts totaled approximately $137 (primarily 39 million pounds of copper and aluminum). All derivatives receiving hedge accounting are cash flow hedges. The majority of hedging gains and losses deferred as of September 30, 2021 are expected to be recognized over the next 12 months as the underlying forecasted transactions occur. Gains and losses on foreign currency derivatives reported in Other deductions, net reflect hedges of balance sheet exposures that do not receive hedge accounting.

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

The following gains and losses are included in earnings and other comprehensive income (OCI):

		Gain (Loss) to Earnings			Gain (Loss) to OCI
		2019	2020	2021	2019	2020	2021
	Location
Commodity	Cost of sales	$(11)	(8)	33	(10)	10	29
Foreign currency	Sales	(7)	(5)	3	(8)	4	3
Foreign currency	Cost of sales	20	4	8	14	(25)	34
Foreign currency	Other deductions, net	66	(40)	53

Net Investment Hedge
Euro denominated debt					70	(123)	21
Total		$68	(49)	97	66	(134)	87

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

Fair Value Measurement
Valuations for all derivatives and the Company's long-term debt fall within Level 2 of the GAAP valuation hierarchy.     The fair value of long-term debt was $6.8 billion and $7.3 billion, respectively, as of September 30, 2021 and 2020, which exceeded the carrying value by $485 and $629, respectively. The fair values of commodity and foreign currency contracts were reported in Other current assets and Accrued expenses as summarized below:

	2020		2021
	Assets	Liabilities	Assets	Liabilities
Commodity	$11	—	12	6
Foreign currency	$26	25	36	6

(10) SHORT-TERM BORROWINGS AND LINES OF CREDIT

Short-term borrowings and current maturities of long-term debt are as follows:

	2020	2021
Current maturities of long-term debt	$322	538
Commercial paper	838	334
Total	$1,160	872

Interest rate for weighted-average short-term borrowings at year end	0.1%	0.1%

In May 2018, the Company entered into a $3.5 billion five-year revolving backup credit facility with various banks, which replaced the April 2014 $3.5 billion facility. The credit facility is maintained to support general corporate purposes, including commercial paper borrowings. The Company has not incurred any borrowings under this or previous facilities. The credit facility contains no financial covenants and is not subject to termination based on a change of credit rating or material adverse changes. The facility is unsecured and may be accessed under various interest rate alternatives at the Company’s option. Fees to maintain the facility are immaterial.

(11) LONG-TERM DEBT
The details of long-term debt follow:

	2020	2021
4.25% notes due November 2020	$300	—
2.625% notes due December 2021	500	500
2.625% notes due February 2023	500	500
0.375% euro notes due May 2024	586	579
3.15% notes due June 2025	500	500
1.25% euro notes due October 2025	586	579
0.875% notes due October 2026	750	750
1.8% notes due October 2027	500	500
2.0% euro notes due October 2029	586	579
1.95% notes due October 2030	500	500
6.0% notes due August 2032	250	250
6.125% notes due April 2039	250	250
5.25% notes due November 2039	300	300
2.75% notes due October 2050	500	500
Other	40	44
Long-term debt	6,648	6,331
Less: Current maturities	322	538
Total, net	$6,326	5,793

Long-term debt maturing during each of the four years after 2022 is $505, $592, $497 and $577, respectively. Total interest paid on long-term debt was approximately $156, $163 and $195 in 2021, 2020 and 2019, respectively. During the year, the Company repaid $300 of 4.25% notes that matured in November 2020. In 2020, the Company repaid $500 of 4.875% notes that matured in October 2019. In April 2020, the Company issued $500 of 1.8% notes due October 2027, $500 of 1.95% notes due October 2030 and $500 of 2.75% notes due October 2050. In September 2020, the Company issued $750 of 0.875% notes due October 2026.
The Company maintains a universal shelf registration statement on file with the SEC under which it can issue debt securities, preferred stock, common stock, warrants, share purchase contracts or share purchase units without a predetermined limit. Securities can be sold in one or more separate offerings with the size, price and terms to be determined at the time of sale.

(12) PENSION AND POSTRETIREMENT PLANS

Retirement plans expense includes the following components:

	U.S. Plans			Non-U.S. Plans
	2019	2020	2021	2019	2020	2021
Defined benefit plans:
Service cost (benefits earned during the period)	$47	57	54	24	30	29
Interest cost	155	125	94	38	30	32
Expected return on plan assets	(281)	(268)	(264)	(68)	(72)	(74)
Net amortization and other	81	148	143	6	17	14
Net periodic pension expense	2	62	27	—	5	1
Defined contribution plans	125	112	114	56	56	52
Total retirement plans expense	$127	174	141	56	61	53

Net periodic pension expense decreased in 2021 primarily due to lower interest cost. For defined contribution plans, the Company makes cash contributions based on plan requirements, which are expensed as incurred.

The Company's principal U.S. defined benefit plan is closed to employees hired after January 1, 2016 while shorter-tenured employees ceased accruing benefits effective October 1, 2016.

Details of the changes in the actuarial present value of the projected benefit obligation and the fair value of plan assets for defined benefit pension plans follow:

	U.S. Plans		Non-U.S. Plans
	2020	2021	2020	2021
Projected benefit obligation, beginning	$4,410	4,525	1,584	1,633
Service cost	57	54	30	29
Interest cost	125	94	30	32
Actuarial loss (gain)	260	(13)	3	(101)
Benefits paid	(202)	(218)	(37)	(39)
Settlements	(111)	(105)	(46)	(35)
Foreign currency translation and other	(14)	1	69	43
Projected benefit obligation, ending	$4,525	4,338	1,633	1,562

Fair value of plan assets, beginning	$4,208	4,383	1,284	1,367
Actual return on plan assets	466	771	58	100
Employer contributions	20	12	46	29
Benefits paid	(202)	(218)	(37)	(39)
Settlements	(111)	(105)	(46)	(35)
Foreign currency translation and other	2	1	62	52
Fair value of plan assets, ending	$4,383	4,844	1,367	1,474

Net amount recognized in the balance sheet	$(142)	506	(266)	(88)

Location of net amount recognized in the balance sheet:
Noncurrent asset	$140	732	125	283
Current liability	(11)	(13)	(15)	(16)
Noncurrent liability	(271)	(213)	(376)	(355)
Net amount recognized in the balance sheet	$(142)	506	(266)	(88)

Pretax accumulated other comprehensive loss	$(937)	(274)	(316)	(182)

Actuarial gains in 2021 were largely due to an increase in the discount rates used to estimate the benefit obligations for the U.S. and non-U.S. plans, which were 2.92% and 2.2% at September 30, 2021 compared to 2.81% and 1.9% at September 30, 2020, respectively. Actuarial losses in 2020 were largely due to a decrease in the discount rate used to estimate the benefit obligations for the U.S. plan, which was 2.81% at September 30, 2020 compared to 3.22% at September 30, 2019. As of September 30, 2021, U.S. pension plans were overfunded by $506 in total, including unfunded plans totaling $220. The non-U.S. plans were underfunded by $88, including unfunded plans totaling $318.

As of the September 30, 2021 and 2020 measurement dates, the plans' total accumulated benefit obligation was $5,634 and $5,859, respectively. The total projected benefit obligation, accumulated benefit obligation and fair value of plan assets for individual plans with projected benefit obligations in excess of plan assets were $1,142, $1,016 and $544, respectively, for 2021, and $1,200, $1,055 and $527, respectively, for 2020. The total projected benefit obligation, accumulated benefit obligation and fair value of plan assets for individual plans with accumulated benefit obligations in excess of plan assets were $711, $626 and $123, respectively, for 2021, and $1,153, $1,034 and $492, respectively, for 2020.

Future benefit payments by U.S. plans are estimated to be $212 in 2022, $217 in 2023, $222 in 2024, $227 in 2025, $231 in 2026 and $1,192 in total over the five years 2027 through 2031. Based on foreign currency exchange rates as of September 30, 2021, future benefit payments by non-U.S. plans are estimated to be $68 in 2022, $66 in 2023, $70 in 2024, $71 in 2025, $74 in 2026 and $415 in total over the five years 2027 through 2031. The Company expects to contribute approximately $50 to its retirement plans in 2022.

The weighted-average assumptions used in the valuation of pension benefits follow:

	U.S. Plans			Non-U.S. Plans
	2019	2020	2021	2019	2020	2021
Net pension expense
Discount rate used to determine service cost	4.33%	3.40%	3.16%	2.7%	1.9%	1.9%
Discount rate used to determine interest cost	3.98%	2.87%	2.10%	2.7%	1.9%	1.9%
Expected return on plan assets	7.00%	6.75%	6.50%	6.1%	5.8%	5.6%
Rate of compensation increase	3.25%	3.25%	3.25%	3.5%	3.7%	3.6%

Benefit obligations
Discount rate	3.22%	2.81%	2.92%	1.9%	1.9%	2.2%
Rate of compensation increase	3.25%	3.25%	3.25%	3.7%	3.6%	3.7%

The discount rate for the U.S. retirement plans was 2.92 percent as of September 30, 2021. An actuarially developed, company-specific yield curve is used to determine the discount rate. To determine the service and interest cost components of pension expense for its U.S. retirement plans, the Company applies the specific spot rates along the yield curve, rather than the single weighted-average rate, to the projected cash flows to provide more precise measurement of these costs. The expected return on plan assets assumption is determined by reviewing the investment returns of the plans for the past 10 years plus longer-term historical returns of an asset mix approximating the Company's asset allocation targets, and periodically comparing these returns to expectations of investment advisors and actuaries to determine whether long-term future returns are expected to differ significantly from the past.

The Company's asset allocations at September 30, 2021 and 2020, and weighted-average target allocations follow:

	U.S. Plans			Non-U.S. Plans
	2020	2021	Target	2020	2021	Target
Equity securities	49%	39%	35-45%	41%	35%	30-40%
Debt securities	45	55	50-60	48	55	50-60
Other	6	6	0-10	11	10	5-15
Total	100%	100%	100%	100%	100%	100%

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

	Level 1	Level 2	Level 3	Measured at NAV	Total	%
2021
U.S. equities	$591	9	—	670	1,270	20%
International equities	356	17	—	563	936	15%
Emerging market equities	—	1	—	212	213	3%
Corporate bonds	—	1,516	—	565	2,081	33%
Government bonds	—	642	—	730	1,372	22%
Other	46	8	135	257	446	7%
Total	$993	2,193	135	2,997	6,318	100%

2020
U.S. equities	$785	10	—	536	1,331	23%
International equities	513	16	—	635	1,164	20%
Emerging market equities	—	—	—	237	237	4%
Corporate bonds	—	1,202	—	446	1,648	29%
Government bonds	—	450	—	531	981	17%
Other	4	8	133	244	389	7%
Total	$1,302	1,686	133	2,629	5,750	100%

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

Fair Value Hierarchy Categories
Valuations of Level 1 assets for all classes are based on quoted closing market prices from the principal exchanges where the individual securities are traded. Cash is valued at cost, which approximates fair value. Debt securities categorized as Level 2 assets are generally valued based on independent broker/dealer bids or by comparison to other debt securities having similar durations, yields and credit ratings. Valuation techniques and inputs for these assets include discounted cash flow analysis, earnings multiple approaches, recent transactions, transfer restrictions, prevailing discount rates, volatilities, credit ratings and other factors. In the Other class, interests in mixed asset funds are Level 2, and U.S. life insurance contracts and non-U.S. general fund investments and insurance arrangements are Level 3. Investments measured at NAV are primarily nonexchange-traded commingled or collective funds where the underlying securities have observable prices available from active markets and typically provide liquidity daily or within a few days. The NAV category also includes fund investments in private equities, real estate and infrastructure where the fair value of the underlying assets is determined by the investment manager. Total unfunded commitments for the private equity funds were approximately $270 at September 30, 2021. These investments cannot be redeemed, but instead the funds will make distributions through liquidation of the underlying assets, which is expected to occur over approximately the next 10 years. The real estate and infrastructure funds typically offer quarterly redemption.

Postretirement Plans
The Company also sponsors unfunded postretirement benefit plans (primarily health care) for certain U.S. retirees and their dependents. The Company’s principal U.S. postretirement plan has been frozen to new employees since 1993. The postretirement benefit liability for all plans was $119 and $135 as of September 30, 2021 and 2020, respectively, and included deferred actuarial gains in accumulated other comprehensive income of $98 and $106, respectively. Service and interest costs are negligible and more than offset by the amortization of deferred actuarial gains, which resulted in net postretirement income of $15 for 2021 and $12 for 2020 and 2019. Benefits paid were

$9 and $12 for 2021 and 2020, respectively, and the Company estimates that future health care benefit payments will be approximately $10 per year for 2022 through 2026, and $38 in total over the five years 2027 through 2031.

(13) CONTINGENT LIABILITIES AND COMMITMENTS

The Company is a party to a number of pending legal proceedings and claims, including those involving general and product liability (including asbestos) and other matters, several of which claim substantial amounts of damages. The Company accrues for such liabilities when it is probable that future costs (including legal fees and expenses) will be incurred and such costs can be reasonably estimated. Accruals are based on developments to date; management's estimates of the outcomes of these matters; and the Company's experience in contesting, litigating and settling similar matters. The Company engages an outside expert to develop an actuarial estimate of its expected costs to resolve all pending and future asbestos claims, including defense costs, as well as its related insurance receivables. The reserve for asbestos litigation, which is recorded on an undiscounted basis, is based on projected claims through 2065. See Note 19 for additional information about the Company's asbestos liabilities and related insurance receivables.

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

At September 30, 2021, there were no known contingent liabilities (including guarantees, pending litigation, taxes and other claims) that management believes will be material in relation to the Company's financial statements, nor were there any material commitments outside the normal course of business.

(14) INCOME TAXES
Pretax earnings consist of the following:

	2019	2020	2021
United States	$1,771	1,360	1,491
Non-U.S.	1,088	975	1,421
Total pretax earnings	$2,859	2,335	2,912
The principal components of income tax expense follow:

	2019	2020	2021
Current:
U.S. federal	$247	123	152
State and local	24	15	26
Non-U.S.	308	288	355

Deferred:
U.S. federal	(2)	(44)	81
State and local	12	1	(2)
Non-U.S.	(58)	(38)	(27)
Income tax expense	$531	345	585

Reconciliations of the U.S. federal statutory income tax rate to the Company's effective tax rate follow.

	2019	2020	2021
U.S. federal statutory rate	21.0%	21.0%	21.0%
State and local taxes, net of U.S. federal tax benefit	1.0	0.6	0.7
Non-U.S. rate differential	1.8	1.7	2.0
Non-U.S. tax holidays	(1.1)	(1.1)	(0.8)
Research and development credits	(0.3)	(1.8)	(0.6)
Foreign derived intangible income	(1.1)	(1.2)	(1.4)
Subsidiary restructuring	(2.6)	(4.4)	(0.5)
Other	(0.1)	—	(0.3)
Effective income tax rate	18.6%	14.8%	20.1%

The tax rates for 2021, 2020 and 2019 include benefits from restructuring subsidiaries of $13, $103 and $74, respectively. The increase in research and development credits in 2020 was due to the impact of a research and development tax credit study.

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

Non-U.S. tax holidays reduce tax rates in certain jurisdictions and are expected to expire over the next year.

Following are changes in unrecognized tax benefits before considering recoverability of any cross-jurisdictional tax credits (U.S. federal, state and non-U.S.) and temporary differences. The amount of unrecognized tax benefits is expected to be reduced by approximately $50 in the next 12 months.

	2020	2021
Unrecognized tax benefits, beginning	$159	195
Additions for current year tax positions	25	27
Additions for prior year tax positions	29	17
Reductions for prior year tax positions	(8)	(6)
Acquisitions and divestitures	—	1
Reductions for settlements with tax authorities	—	(5)
Reductions for expiration of statutes of limitations	(10)	(10)
Unrecognized tax benefits, ending	$195	219

If none of the unrecognized tax benefits shown is ultimately paid, the tax provision and the calculation of the effective tax rate would be favorably impacted by $185, which is net of cross-jurisdictional tax credits and temporary differences. The Company accrues interest and penalties related to income taxes in income tax expense. Total expense (income) recognized from interest and penalties was $(4), $1 and $4 in 2021, 2020 and 2019, respectively. As of September 30, 2021 and 2020, total accrued interest and penalties were $24 and $29, respectively.

The U.S. is the major jurisdiction for which the Company files income tax returns. U.S. federal tax returns are closed by statute for years through 2013. The status of state and non-U.S. tax examinations varies due to the numerous legal entities and jurisdictions in which the Company operates.

The principal items that gave rise to deferred income tax assets and liabilities follow:

	2020	2021
Deferred tax assets:
Net operating losses, capital losses and tax credits	$487	316
Accrued liabilities	219	216
Postretirement and postemployment benefits	33	29
Employee compensation and benefits	119	149
Pensions	69	—
Other	137	128
Total	$1,064	838

Valuation allowances	$(293)	(236)

Deferred tax liabilities:
Intangibles	$(652)	(787)
Pensions	—	(107)
Property, plant and equipment	(212)	(212)
Undistributed non-U.S. earnings	(36)	(38)
Other	(33)	(54)
Total	$(933)	(1,198)

Net deferred income tax liability	$(162)	(596)

Total income taxes paid were approximately $680, $400 and $650 in 2021, 2020 and 2019, respectively. Approximately half of the $316 of net operating losses and tax credits expire over the next 10 years, while most of the remainder can be carried forward indefinitely.

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

	2019	2020	2021
Performance shares	$96	98	203
Restricted stock and restricted stock units	21	11	21
Stock options	3	1	—
Total stock compensation expense	$120	110	224

Income tax benefits recognized	$20	18	27

As of September 30, 2021, total unrecognized compensation expense related to unvested shares awarded under these plans was $164, which is expected to be recognized over a weighted-average period of 1.8 years.

Performance Shares, Restricted Stock and Restricted Stock Units
The Company's incentive shares plans include performance shares awards which distribute the value of common stock to key management employees at the conclusion of a three-year period subject to certain operating performance conditions and other terms and restrictions. The form of distribution is primarily shares of common stock, with a portion in cash in the first quarter following the end of the applicable three-year performance period.

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
Information related to performance share payouts for the years ended September 30, 2020 and 2021 follows (shares in thousands):

	2020	2021
Performance period	2017 - 2019	2018 - 2020
Percent payout	107%	100%
Total shares earned	2,008	1,535
Shares distributed in cash, primarily for tax withholding	883	672
As of September 30, 2021, approximately 1,327,000 shares awarded primarily in 2019 were outstanding, contingent on the Company achieving its performance objectives through 2021. The objectives for these shares were met at the 101 percent level and the shares will be distributed in early 2022.

Additionally, the rights to receive approximately 1,547,000 and 1,497,000 common shares awarded in 2021 and 2020, respectively, are outstanding and contingent upon the Company achieving its performance objectives through 2023 and 2022, respectively.

Incentive shares plans also include restricted stock awards and restricted stock units. Restricted stock awards involve distribution of common stock to key management employees subject to cliff vesting at the end of service periods ranging from three to ten years while restricted stock units granted to employees cliff vest at the end of a three-year period. The fair value of restricted stock awards and restricted stock units is determined based on the average of the high and low market prices of the Company's common stock on the date of grant, with compensation expense recognized ratably over the applicable vesting period. In 2021, approximately 87,000 shares of restricted stock vested as a result of participants fulfilling the applicable service requirements. Consequently, approximately 57,000 shares were issued while 30,000 shares were withheld for income taxes in accordance with minimum withholding requirements. As of September 30, 2021, there were approximately 1,269,000 shares of unvested restricted stock and restricted stock units outstanding.

In addition to the employee stock option and incentive shares plans, in 2021 the Company awarded approximately 19,000 shares of restricted stock and 2,000 restricted stock units under the restricted stock plan for non-management directors. As of September 30, 2021, approximately 99,000 shares were available for issuance under this plan.

As of September 30, 2021, 5.1 million shares remained available for award under incentive shares plans.

Changes in shares outstanding but not yet earned under incentive shares plans during the year ended September 30, 2021 follow (shares in thousands; assumes 100 percent payout of unvested awards):

	Shares	Average Grant Date Fair Value Per Share
Beginning of year	5,916	$67.22
Granted	2,095	$71.75
Earned/vested	(1,867)	$63.28
Canceled	(503)	$67.54
End of year	5,641	$70.22

Information related to incentive shares plans follows:

	2019	2020	2021
Total fair value of shares earned/vested	$145	164	131
Share awards distributed in cash, primarily for tax withholding	$73	81	58

Stock Options
There were no stock option grants in 2021, 2020 and 2019. The Company's stock option plans expired in fiscal year 2021. Previously awarded stock options allow key officers and employees to purchase common stock at specified prices, which are equal to 100 percent of the closing market price of the Company's stock on the date of grant. Options generally vest one-third in each of the three years subsequent to grant and expire 10 years from the date of grant. Compensation expense is recognized ratably over the vesting period based on the number of options expected to vest.

Changes in shares subject to options during the year ended September 30, 2021 follow (shares in thousands):

	Weighted- Average Exercise Price Per Share	Shares	Total Intrinsic Value of Shares	Average Remaining Life (Years)
Beginning of year	$58.42	4,133
Options granted	$—	—
Options exercised	$58.85	(2,071)
Options canceled	$61.19	(45)
End of year	$57.96	2,017	$75	3.1
Exercisable at end of year	$57.96	2,017	$75	3.1
Information related to stock options follows:

	2019	2020	2021
Cash received for option exercises	$40	126	114
Intrinsic value of options exercised	$16	47	53
Tax benefits related to option exercises	$8	8	6

(16) COMMON AND PREFERRED STOCK

At September 30, 2021, 13.7 million shares of common stock were reserved for issuance under the Company's stock-based compensation plans. During 2021, 5.3 million common shares were purchased and 3.1 million treasury shares were reissued. In 2020, 16.4 million common shares were purchased and 3.4 million treasury shares were reissued.

At September 30, 2021 and 2020, the Company had 5.4 million shares of $2.50 par value preferred stock authorized, with none issued.

(17) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Activity in Accumulated other comprehensive income (loss) is shown below, net of income taxes:

Foreign currency translation	2019	2020	2021
Beginning balance	$(600)	(794)	(711)
Other comprehensive income (loss), net of taxes of $(16), $29 and $(5), respectively	(194)	83	82
Ending balance	(794)	(711)	(629)

Pension and postretirement
Beginning balance	(420)	(928)	(864)
Actuarial gains (losses) deferred during the period, net of taxes of $165, $15 and $(150), respectively	(560)	(49)	499
Amortization of deferred actuarial losses into earnings, net of taxes of $(15), $(34) and $(34), respectively	52	113	106
Ending balance	(928)	(864)	(259)

Cash flow hedges
Beginning balance	5	—	(2)
Gains (Losses) deferred during the period, net of taxes of $1, $2 and $(15), respectively	(3)	(9)	51
Reclassifications of realized (gains) losses to sales and cost of sales, net of taxes of $0, $(2) and $11, respectively	(2)	7	(33)
Ending balance	—	(2)	16

Accumulated other comprehensive income (loss)	$(1,722)	(1,577)	(872)

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
•Valves, Actuators & Regulators consists of control, isolation and pressure relief valves which respond to commands from a control system to continuously and precisely modulate the flow of process fluids and gases, smart actuation and control technologies, pressure management products, and industrial and residential regulators that reduce the pressure of fluids and gases moving from high-pressure supply lines into lower pressure systems.

•Industrial Solutions provides fluid control and pneumatic mechanisms, electrical distribution equipment, and materials joining and precision cleaning products which are used in a variety of manufacturing operations to provide integrated solutions to customers.
•Systems & Software provides a digital ecosystem that controls plant processes by communicating with and adjusting the "intelligent" plant devices described above to provide precision measurement, control, monitoring, asset optimization, and plant safety and reliability for plants that produce power, or process fluids or other items.
The Commercial & Residential Solutions business consists of the Climate Technologies and Tools & Home Products segments. This business provides products and solutions that promote energy efficiency and sustainability, enhance household and commercial comfort, and protect food quality and sustainability through heating, air conditioning and refrigeration technology, as well as a broad range of mechanical, electrical, utility and do-it-yourself tools and appliance solutions.
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

The primary income measure used for assessing segment performance and making operating decisions is earnings before interest and income taxes. Certain expenses are reported at Corporate, including stock compensation expense and a portion of pension and postretirement benefit costs. Corporate and other includes unallocated corporate expenses, acquisition/divestiture costs, first year acquisition accounting charges (which include fair value adjustments related to inventory, backlog and deferred revenue) and other items. Corporate assets are primarily comprised of cash and cash equivalents, investments and certain fixed assets. Summarized below is information about the Company's operations by business segment and by geography.

Business Segments

	Sales			Earnings			Total Assets
	2019	2020	2021	2019	2020	2021	2019	2020	2021
Automation Solutions	$12,202	11,155	11,610	$1,947	1,523	1,948	$13,996	14,250	15,823

Climate Technologies	4,313	3,980	4,748	883	801	965	2,885	3,065	3,269
Tools & Home Products	1,856	1,663	1,905	388	317	399	1,462	1,491	1,598
Commercial & Residential Solutions	6,169	5,643	6,653	1,271	1,118	1,364	4,347	4,556	4,867

Corporate items:
Stock compensation		—		(120)	(110)	(224)	—	—
Unallocated pension and postretirement costs				108	53	94
Corporate and other				(173)	(93)	(116)	2,154	4,076	4,025
Eliminations/Interest	1	(13)	(27)	(174)	(156)	(154)
Total	$18,372	16,785	18,236	$2,859	2,335	2,912	$20,497	22,882	24,715

Automation Solutions sales by major product offering are summarized below, including the reclassification of prior year amounts to reflect this change.

	2019	2020	2021

Measurement & Analytical Instrumentation	$3,615	3,108	3,071
Valves, Actuators & Regulators	3,794	3,589	3,483
Industrial Solutions	2,232	2,012	2,266
Systems & Software	2,561	2,446	2,790
Total	$12,202	11,155	11,610

	Depreciation and Amortization			Capital Expenditures
	2019	2020	2021	2019	2020	2021
Automation Solutions	$535	557	632	$297	308	325

Climate Technologies	176	184	191	222	158	143
Tools & Home Products	71	77	76	59	58	94
Commercial & Residential Solutions	247	261	267	281	216	237

Corporate and other	40	36	70	16	14	19
Total	$822	854	969	$594	538	581
Depreciation and amortization includes intellectual property, customer relationships and capitalized software.

Geographic Information

Sales by major geographic destination are summarized below:

	Automation Solutions			Commercial & Residential Solutions			Total
	2019	2020	2021	2019	2020	2021	2019	2020	2021
Americas	$5,850	5,051	5,100	$4,253	3,896	4,513	$10,103	8,947	9,613
Asia, Middle East & Africa	3,891	3,801	4,046	1,192	1,053	1,277	5,083	4,854	5,323
Europe	2,461	2,303	2,464	724	694	863	3,185	2,997	3,327
Total	$12,202	11,155	11,610	$6,169	5,643	6,653	$18,371	16,798	18,263

Sales in the U.S. were $7,952, $7,420 and $8,390 for 2021, 2020 and 2019, respectively, while Asia, Middle East & Africa includes sales in China of $2,252, $1,845 and $1,962 in those years.

	Property, Plant and Equipment
	2019	2020	2021
Americas	$2,339	2,345	2,375
Asia, Middle East & Africa	671	679	678
Europe	632	664	685
Total	$3,642	3,688	3,738

Property, plant and equipment located in the U.S. was $2,141 in 2021, $2,124 in 2020 and $2,128 in 2019.

(19) OTHER FINANCIAL DATA

Items reported in earnings during the years ended September 30 included the following:

	2019	2020	2021
Research and development expense	$454	439	485
Rent expense	$285	239	228

The components of depreciation and amortization expense reported for the years ended September 30 included the following:

	2019	2020	2021
Depreciation expense	$463	485	499
Amortization of intangibles (includes $15, $17 and $57 reported in Cost of Sales in 2019, 2020 and 2021, respectively) (a)	253	256	357
Amortization of capitalized software	106	113	113
Total	$822	854	969

(a) Amortization of intangibles includes backlog amortization of $30 related to the OSI acquisition for the year ended September 30, 2021.

Items reported in other noncurrent assets included the following:

	2020	2021
Pension assets	$265	1,015
Operating lease right-of-use assets	$508	558
Deferred income taxes	$99	115
Asbestos-related insurance receivables	$100	95

Items reported in accrued expenses included the following:

	2020	2021
Customer advances (contract liabilities)	$583	730
Employee compensation	$577	690
Operating lease liabilities (current)	$148	155
Product warranty	$148	146

Other liabilities are summarized as follows:

	2020	2021
Deferred income taxes	$261	711
Pension and postretirement liabilities	769	676
Operating lease liabilities (noncurrent)	373	413
Asbestos litigation	295	256
Other	626	697
Total	$2,324	2,753

(20) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Full Year
	2020	2021	2020	2021	2020	2021	2020	2021	2020	2021
Net sales	$4,151	4,161	4,162	4,431	3,914	4,697	4,558	4,947	16,785	18,236
Gross profit	$1,759	1,723	1,750	1,862	1,618	1,982	1,882	1,996	7,009	7,563

Net earnings common stockholders	$326	445	517	561	399	627	723	670	1,965	2,303

Net earnings per common share:
Basic	$0.53	0.74	0.85	0.94	0.67	1.05	1.21	1.12	3.26	3.85
Diluted	$0.53	0.74	0.84	0.93	0.67	1.04	1.20	1.11	3.24	3.82

Dividends per common share	$0.50	0.505	0.50	0.505	0.50	0.505	0.50	0.505	2.00	2.02

Earnings per share are computed independently each period; as a result, the quarterly amounts may not sum to the calculated annual figure.

Emerson Electric Co. common stock (symbol EMR) is listed on the New York Stock Exchange and NYSE Chicago.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Emerson Electric Co.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting
We have audited the accompanying consolidated balance sheets of Emerson Electric Co. and subsidiaries (the Company) as of September 30, 2021 and 2020, the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the years in the three-year period ended September 30, 2021, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of October 1, 2019, due to the adoption of Financial Accounting Standards Board Accounting Standard Codification Topic 842, Leases.

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
Sufficiency of Audit Evidence over Net Sales
As discussed in Notes 1, 2 and 18 to the Company’s consolidated financial statements, and disclosed in the consolidated statement of earnings, the Company recorded $18.2 billion of net sales in 2021.
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
November 15, 2021

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures which is designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including the Company’s certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of September 30, 2021 to provide reasonable assurance of achieving these objectives.

Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports. There was no change in the Company's internal control over financial reporting during the quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management’s report on internal control over financial reporting, and the related report of the Company’s auditor, KPMG LLP, an independent registered public accounting firm, set forth in Item 7 and Item 8, respectively, of this Annual Report on Form 10-K, are hereby incorporated by reference.

ITEM 9B - OTHER INFORMATION

None.

ITEM 9C - DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding nominees and directors appearing under "Proxy Item No. 1: Election of Directors" in the Emerson Electric Co. Notice of Annual Meeting of Shareholders and Proxy Statement for the February 2022 annual shareholders' meeting (the "2022 Proxy Statement") is hereby incorporated by reference. Information regarding executive officers is set forth in Part I of this report. Information regarding the Audit Committee and Audit Committee Financial Expert appearing under "Board and Committee Operations - Board and Corporate Governance - Committees of Our Board of Directors," "Board and Committee Operations - Corporate Governance and Nominating Committee - Nomination Process" and "- Proxy Access" in the 2022 Proxy Statement is hereby incorporated by reference.

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

ITEM 11 - EXECUTIVE COMPENSATION

Information appearing under “Executive Compensation" (including the information set forth under "Compensation Discussion and Analysis"), "Compensation Tables," "Board and Committee Operations—Corporate Governance and Nominating Committee—Director Compensation," "Board and Committee Operations—Compensation Committee" (including, but not limited to, the information set forth under "Role of Executive Officers and the Compensation Consultant," "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation") in the 2022 Proxy Statement is hereby incorporated by reference.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding beneficial ownership of shares by nominees and continuing directors, named executive officers, five percent beneficial owners, and by all directors and executive officers as a group appearing under "Ownership of Emerson Equity Securities" in the 2022 Proxy Statement is hereby incorporated by reference.

The following table sets forth aggregate information regarding the Company’s equity compensation plans as of September 30, 2021:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	8,464,000	$57.96	5,229,000
Equity compensation plans not approved by security holders	—	—	—
Total	8,464,000	$57.96	5,229,000

(1)Includes the Stock Option and Incentive Shares Plans previously approved by the Company's security holders. Shares included in column (a) assume the maximum payouts, where applicable, and are as follows: (i) 2,017,000 shares reserved for outstanding stock option awards, (ii) 2,243,000 shares reserved for performance share awards granted in 2021, (iii) 1,872,000 shares reserved for performance share awards granted in 2020, (iv) 1,659,000 shares reserved for performance share awards granted in 2019 and (v) 673,000 shares reserved for outstanding restricted stock unit awards. As provided by the Company’s Incentive Shares Plans, performance shares awards represent a commitment to issue such shares without cash payment by the employee, contingent upon achievement of the performance objectives and continued service by the employee.

The price in column (b) represents the weighted-average exercise price for outstanding options. Included in column (c) are shares remaining available for award under previously approved plans as follows: (i) 4,118,000 under the 2015 Incentive Shares Plan, (ii) 1,012,000 under the 2006 Incentive Shares Plan, and (iii) 99,000 under the Restricted Stock Plan for Non-Management Directors.

Information regarding stock option plans and incentive shares plans is set forth in Note 15.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information appearing under “Board and Committee Operations—Board and Corporate Governance—Review, Approval or Ratification of Transactions with Related Persons," "—Certain Business Relationships and Related Party Transactions" and "—Director Independence" in the 2022 Proxy Statement is hereby incorporated by reference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information appearing under "Board and Committee Operations—Audit Committee—Fees Paid to KPMG LLP" in the 2022 Proxy Statement is hereby incorporated by reference.

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

3.     Exhibits (Listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

2(a)** Transaction Agreement and Plan of Merger, dated as of October 10, 2021, among Emerson Electric Co., Aspen Technology, Inc., EMR Worldwide, Inc., Emersub CX, Inc. and Emersub CXI, Inc., incorporated by reference to the Company’s Form 8-K, filed on October 12, 2021, File No. 1-278, Exhibit 2.1.

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

3(b)      Bylaws of Emerson Electric Co., as amended through May 4, 2021, incorporated by reference to the Company's Form 8-K dated May 4, 2021, filed on May 4, 2021, File No. 1-278, Exhibit 3.1.

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

4(c)     Description of Capital Stock incorporated by reference to Emerson Electric Co., 2020 Form 10-K, File No. 1-278, Exhibit 4(c).

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

10(v)* Letter Agreement dated as of August 12, 2020, by and between Emerson Electric Co. and Robert T. Sharp, incorporated by reference to the Emerson Electric Co. Form 8-K filed September 4, 2020, File No. 1-278, Exhibit 10.1.

10(w)* Letter Agreement dated as of February 23, 2021, by and between Emerson Electric Co. and David N. Farr, incorporated by reference to the Emerson Electric Co. Form 8-K filed February 26, 2021, File No. 1-278, Exhibit 10.1.

10(x)* Consulting Agreement dated as of February 23, 2021, by and between Emerson Electric Co. and David N. Farr, incorporated by reference to the Emerson Electric Co. Form 8-K filed February 26, 2021, File No. 1-278, Exhibit 10.2.

10(y)* Letter Agreement dated as of February 16, 2021, by and between Emerson Electric Co. and Steven J. Pelch, incorporated by reference to the Emerson Electric Co. Form 8-K filed March 12, 2021, File No. 1-278, Exhibit 10.1.

21    Subsidiaries of Emerson Electric Co.

23    Consent of Independent Registered Public Accounting Firm

24    Power of Attorney

31    Certifications pursuant to Exchange Act Rule 13a-14(a)

32    Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350

101    Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the years ended September 30, 2019, 2020 and 2021, (ii) Consolidated Statements of Comprehensive Income for the years ended September 30, 2019, 2020, and 2021 (iii) Consolidated Balance Sheets at September 30, 2020 and 2021, (iv) Consolidated Statements of Equity for the years ended September 30, 2019, 2020 and 2021, (v) Consolidated Statements of Cash Flows for the years ended September 30, 2019, 2020 and 2021, and (vi) Notes to Consolidated Financial Statements for the year ended September 30, 2021.

104    Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

    * Management contract or compensatory plan.

** Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Emerson agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request. Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERSON ELECTRIC CO.

By	/s/ F. J. Dellaquila

F. J. Dellaquila
Senior Executive Vice President and
Chief Financial Officer
November 15, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on November 15, 2021, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ S. L. Karsanbhai	Chief Executive Officer and President and Director
S. L. Karsanbhai

/s/ F. J. Dellaquila	Senior Executive Vice President and Chief Financial Officer
F. J. Dellaquila

/s/ M. J. Baughman	Vice President, Controller and Chief Accounting Officer
M. J. Baughman

*	Chair of the Board
J. S. Turley

*	Director
M. A. Blinn

*	Director
C. A. H. Boersig

*	Director
J. B. Bolten

*	Director
M. S. Craighead

*	Director
W. H. Easter III

*	Director
G. A. Flach

*	Director
A. F. Golden

*	Director
C. Kendle

*	Director
L. Lee

*	Director
M. S. Levatich

* By	/s/	F. J. Dellaquila
F. J. Dellaquila
Attorney-in-Fact