Form 10-Q
period 2021-12-31
EMERSON ELECTRIC CO
filed 2022-02-02
CIK 32604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common stock of $0.50 par value per share outstanding at December 31, 2021: 594.0 million shares.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Consolidated Statements of Earnings
EMERSON ELECTRIC CO. & SUBSIDIARIES

Three months ended December 31, 2020 and 2021
(Dollars in millions, except per share amounts; unaudited)

	Three Months Ended December 31,
	2020	2021
Net sales	$4,161	4,473

Cost of sales	2,438	2,651
Selling, general and administrative expenses	998	1,011
Gain on subordinated interest	—	(453)
Other deductions, net	122	51
Interest expense (net of interest income of $2 and $3, respectively)	40	38

Earnings before income taxes	563	1,175

Income taxes	111	280

Net earnings	452	895

Less: Noncontrolling interests in subsidiaries	7	(1)

Net earnings common stockholders	$445	896

Earnings per share:
Basic	$0.74	1.51
Diluted	$0.74	1.50

Weighted average outstanding shares:
Basic	598.5	594.6
Diluted	601.9	598.1

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
EMERSON ELECTRIC CO. & SUBSIDIARIES

Three months ended December 31, 2020 and 2021
(Dollars in millions; unaudited)

	Three Months Ended December 31,
	2020	2021
Net earnings	$452	895

Other comprehensive income (loss), net of tax:
Foreign currency translation	189	(72)
Pension and postretirement	27	18
Cash flow hedges	31	4
Total other comprehensive income (loss)	247	(50)

Comprehensive income	699	845

Less: Noncontrolling interests in subsidiaries	7	(1)
Comprehensive income common stockholders	$692	846

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
EMERSON ELECTRIC CO. & SUBSIDIARIES

(Dollars and shares in millions, except per share amounts; unaudited)

	Sept 30, 2021	Dec 31, 2021
ASSETS
Current assets
Cash and equivalents	$2,354	4,726
Receivables, less allowances of $116 and $112, respectively	2,971	2,745
Inventories	2,050	2,335
Other current assets	1,057	1,054
Total current assets	8,432	10,860

Property, plant and equipment, net	3,738	3,685
Other assets
Goodwill	7,723	7,695
Other intangible assets	2,877	2,791
Other	1,945	1,928
Total other assets	12,545	12,414
Total assets	$24,715	26,959

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current maturities of long-term debt	$872	37
Accounts payable	2,108	2,100
Accrued expenses	3,266	3,194
Total current liabilities	6,246	5,331

Long-term debt	5,793	8,722

Other liabilities	2,753	2,618

Equity
Common stock, $0.50 par value; authorized, 1,200.0 shares; issued, 953.4 shares; outstanding, 595.8 shares and 594.0 shares, respectively	477	477
Additional paid-in-capital	522	564
Retained earnings	26,047	26,636
Accumulated other comprehensive income (loss)	(872)	(922)
Cost of common stock in treasury, 357.6 shares and 359.4 shares, respectively	(16,291)	(16,506)
Common stockholders’ equity	9,883	10,249
Noncontrolling interests in subsidiaries	40	39
Total equity	9,923	10,288
Total liabilities and equity	$24,715	26,959

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Equity
EMERSON ELECTRIC CO. & SUBSIDIARIES

Three months ended December 31, 2020 and 2021
(Dollars in millions; unaudited)

	Three Months Ended December 31,
	2020	2021

Common stock	$477	477

Additional paid-in-capital
Beginning balance	470	522
Stock plans	29	42
Ending balance	499	564

Retained earnings
Beginning balance	24,955	26,047
Net earnings common stockholders	445	896
Dividends paid (per share: $0.505 and $0.515, respectively)	(303)	(307)
Adoption of accounting standard	(1)	—
Ending balance	25,096	26,636

Accumulated other comprehensive income (loss)
Beginning balance	(1,577)	(872)
Foreign currency translation	189	(72)
Pension and postretirement	27	18
Cash flow hedges	31	4
Ending balance	(1,330)	(922)

Treasury stock
Beginning balance	(15,920)	(16,291)
Purchases	(13)	(258)
Issued under stock plans	86	43
Ending balance	(15,847)	(16,506)

Common stockholders' equity	8,895	10,249

Noncontrolling interests in subsidiaries
Beginning balance	42	40
Net earnings	7	(1)
Dividends paid	(5)	—
Ending balance	44	39

Total equity	$8,939	10,288

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
EMERSON ELECTRIC CO. & SUBSIDIARIES

Three Months Ended December 31, 2020 and 2021
(Dollars in millions; unaudited)

	Three Months Ended
	December 31,
	2020	2021
Operating activities
Net earnings	$452	895
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	244	231
Stock compensation	64	41
Pension expense	8	1
Changes in operating working capital	71	(185)
Gain on subordinated interest	—	(453)
Other, net	(31)	(7)
Cash provided by operating activities	808	523

Investing activities
Capital expenditures	(122)	(116)
Purchases of businesses, net of cash and equivalents acquired	(1,611)	(39)
Proceeds from subordinated interest	—	438
Other, net	13	2
Cash provided by (used in) investing activities	(1,720)	285

Financing activities
Net increase (decrease) in short-term borrowings	340	(335)
Proceeds from long-term debt	—	2,975
Payments of long-term debt	(301)	(501)
Dividends paid	(303)	(307)
Purchases of common stock	(13)	(253)
Other, net	42	22
Cash provided by (used in) financing activities	(235)	1,601

Effect of exchange rate changes on cash and equivalents	29	(37)
Increase (Decrease) in cash and equivalents	(1,118)	2,372
Beginning cash and equivalents	3,315	2,354
Ending cash and equivalents	$2,197	4,726

Changes in operating working capital
Receivables	$232	217
Inventories	(37)	(302)
Other current assets	18	(10)
Accounts payable	(37)	10
Accrued expenses	(105)	(100)
Total changes in operating working capital	$71	(185)

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
EMERSON ELECTRIC CO. & SUBSIDIARIES

(Dollars and shares in millions, except per share amounts or where noted)

(1) BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary for a fair presentation of operating results for the interim periods presented. Adjustments consist of normal and recurring accruals. The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all disclosures required for annual financial statements presented in conformity with U.S. generally accepted accounting principles (GAAP). For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2021.

Effective October 1, 2021, the Company adopted three accounting standard updates which had no impact or an immaterial impact on the Company's financial statements as of and for the three months ended December 31, 2021. These included:

•Updates to ASC 805, Business Combinations, which clarify the accounting for contract assets and liabilities assumed in a business combination. In general, this will result in contract liabilities being recognized at their historical amounts under ASC 606, rather than at fair value in accordance with the general requirements of ASC 805.

•Updates to ASC 740, Income Taxes, which require the recognition of a franchise tax that is partially based on income as an income-based tax with any incremental amount as a non-income based tax. These updates also make certain changes to intra-period tax allocation principles and interim tax calculations.

•Updates to ASC 321, Equity Securities, ASC 323 Investments - Equity Method and Joint Ventures, and ASC 815, Derivatives and Hedging, which clarify how to account for the transition into and out of the equity method of accounting when evaluating observable transactions.

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

	Sept 30, 2021	Dec 31, 2021
Unbilled receivables (contract assets)	$528	527
Customer advances (contract liabilities)	(730)	(851)
Net contract liabilities	$(202)	(324)

The majority of the Company's contract balances relate to arrangements where revenue is recognized over time and payments from customers are made according to a contractual billing schedule. The increase in net contract liabilities was due to customer billings which exceeded revenue recognized for performance completed during the period. Revenue recognized for the three months ended December 31, 2021 included $348 that was included in the beginning contract liability balance. Other factors that impacted the change in net contract liabilities were immaterial. Revenue recognized for the three months ended December 31, 2021 for performance obligations that were satisfied in previous periods, including cumulative catchup adjustments on the Company's long-term contracts, was not material.

As of December 31, 2021, the Company's backlog relating to unsatisfied (or partially unsatisfied) performance obligations in contracts with its customers was approximately $7.2 billion. The Company expects to recognize approximately 85 percent of its remaining performance obligations as revenue over the next 12 months, with the remainder substantially over the subsequent two years thereafter.

(3) COMMON SHARES AND SHARE-BASED COMPENSATION

Reconciliations of weighted-average shares for basic and diluted earnings per common share follow. Earnings allocated to participating securities were inconsequential.

	Three Months Ended December 31,
	2020	2021

Basic shares outstanding	598.5	594.6
Dilutive shares	3.4	3.5
Diluted shares outstanding	601.9	598.1

The Company changed the terms of its annual performance share awards issued in the first quarter of fiscal 2022. The new terms meet the criteria for equity classification in accordance with ASC 718, Compensation - Stock Compensation, and therefore expense will be recognized on a fixed basis over the three-year performance period. The terms of the performance share awards issued in fiscal 2020 and 2021 are unchanged and will therefore continue to be accounted for as liability awards and marked-to-market each period based on changes in the stock price.

(4) ACQUISITIONS AND DIVESTITURES

On October 11, 2021, the Company announced that it entered into a definitive agreement with Aspen Technology, Inc. ("AspenTech") to contribute two of Emerson's stand-alone industrial software businesses, Open Systems International, Inc. and the Geological Simulation Software business, along with approximately $6.0 billion in cash to AspenTech stockholders, to create "new AspenTech", a diversified, high-performance industrial software leader with greater scale, capabilities and technologies. Upon closing of the transaction, the Company will own 55 percent of new AspenTech and its results and financial position will be consolidated in Emerson's financial statements.

On October 1, 2020, the Company completed the acquisition of Open Systems International, Inc. ("OSI"), a leading operations technology software provider in the global power industry, for approximately $1.6 billion, net of cash acquired. This business, which had net sales of $191 in fiscal 2021 and is reported in the Automation Solutions segment, expands the Company's offerings in the power industry to include the digitization and modernization of the electric grid. The Company recognized goodwill of $967 (none of which is expected to be tax deductible), identifiable intangible assets of $783, primarily intellectual property and customer relationships with a weighted-average useful life of approximately 11 years, and deferred tax liabilities of approximately $193.

As previously disclosed, the Company sold its network power systems business (rebranded as Vertiv, now a publicly traded company, symbol VRT) in 2017 and retained a subordinated interest contingent upon the equity holders first receiving a threshold cash return on their initial investment. In the first quarter of fiscal 2022, the equity holders' cumulative cash return exceeded the threshold and as a result, the Company received a distribution of $438 in November 2021 (in total, a gain of $453 was recognized in the first quarter). Based on the terms of the agreement and the current calculation, the Company could receive additional distributions of approximately $100 which are expected to be received over the next two years. However, the distributions are contingent on the timing and price at which Vertiv shares are sold by the equity holders and therefore, there can be no assurance as to the amount or timing of the remaining distributions to the Company.

(5) PENSION & POSTRETIREMENT PLANS

Total periodic pension and postretirement (income) expense is summarized below:

	Three Months Ended December 31,
	2020	2021
Service cost	$21	19
Interest cost	32	34
Expected return on plan assets	(84)	(78)
Net amortization	35	23
Total	$4	(2)

(6) OTHER DEDUCTIONS, NET

Other deductions, net are summarized below:

	Three Months Ended December 31,
	2020	2021

Amortization of intangibles (intellectual property and customer relationships)	$78	63
Restructuring costs	66	9
Other	(22)	(21)
Total	$122	51

In the first quarter of fiscal 2022, the decrease in intangibles amortization was largely due to the backlog amortization of $11 in the prior year related to the OSI acquisition. Other is composed of several items, including acquisition/divestiture costs, foreign currency transaction gains and losses, pension expense and other items. In the first quarter of fiscal 2022, other included transaction costs related to the AspenTech transaction of $23, a favorable impact from foreign currency transactions of $25 due to losses in the prior year and gains in the current year, and gains from the sales of capital assets of $15. Comparisons were also impacted by prior year investment-related gains, including $21 from an investment sale and $17 from the acquisition of full ownership of an equity investment.

(7) RESTRUCTURING COSTS

Restructuring expense reflects costs associated with the Company’s ongoing efforts to improve operational efficiency and deploy assets globally in order to remain competitive on a worldwide basis. Costs incurred in the first three months of fiscal 2022 relate to the Company's initiatives that began in the third quarter of fiscal 2019 to improve operating margins and were subsequently increased in response to the effects of the COVID-19 pandemic on demand for the Company's products. Expenses incurred in the first three months of fiscal 2022 included costs related to workforce reductions of approximately 150 employees. The Company expects fiscal 2022 restructuring expense and related costs to be approximately $150, including costs to complete actions initiated in the first three months of the year.

Restructuring expense by business segment follows:

	Three Months Ended December 31,
	2020	2021

Automation Solutions	$64	5

Climate Technologies	1	2
Tools & Home Products	1	1
Commercial & Residential Solutions	2	3

Corporate	—	1

Total	$66	9

Details of the change in the liability for restructuring costs during the three months ended December 31, 2021 follow:

	Sept 30, 2021	Expense	Utilized/Paid	Dec 31, 2021

Severance and benefits	$172	2	20	154
Other	4	7	9	2
Total	$176	9	29	156

The tables above do not include $3 and $9 of costs related to restructuring actions incurred for the three months ended December 31, 2020 and 2021, respectively, that are required to be reported in cost of sales and selling, general and administrative expenses.

(8) TAXES

Income taxes were $280 in the first quarter of fiscal 2022 and $111 in 2021, resulting in effective tax rates of 24 percent and 20 percent, respectively. Income taxes in the first quarter included expense of $95 related to the Vertiv subordinated interest gain, which benefited the tax rate by approximately 2 percentage points. This was offset by portfolio restructuring activities which negatively impacted the rate by 4 percentage points, while the prior year rate included discrete benefits which decreased the rate 2 percentage points.

On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic, and among other things, provides tax relief to businesses. Tax provisions of the CARES Act include the deferral of certain payroll taxes, relief for retaining employees, and other provisions. The Company deferred $73 of certain payroll taxes through the end of calendar year 2020, of which approximately $37 was paid in December 2021 with the remaining amount due in December 2022.

(9) OTHER FINANCIAL INFORMATION

	Sept 30, 2021	Dec 31, 2021
Inventories
Finished products	$616	744
Raw materials and work in process	1,434	1,591
Total	$2,050	2,335

Property, plant and equipment, net
Property, plant and equipment, at cost	$9,427	9,442
Less: Accumulated depreciation	5,689	5,757
Total	$3,738	3,685

Goodwill by business segment
Automation Solutions	$6,552	6,534

Climate Technologies	753	751
Tools & Home Products	418	410
Commercial & Residential Solutions	1,171	1,161

Total	$7,723	7,695

Other intangible assets
Gross carrying amount	$5,911	5,910
Less: Accumulated amortization	3,034	3,119
Net carrying amount	$2,877	2,791
Other intangible assets include customer relationships, net, of $1,495 and $1,449 as of September 30, 2021 and December 31, 2021, respectively.

	Three Months Ended
	Dec 31, 2020	Dec 31, 2021
Depreciation and amortization expense include the following:
Depreciation expense	$124	128
Amortization of intangibles (includes $14 and $14 reported in Cost of Sales for the three months ended December 31, 2020 and 2021, respectively)	92	77
Amortization of capitalized software	28	26
Total	$244	231
Amortization of intangibles included backlog amortization of $11 related to the OSI acquisition for the three months ended December 31, 2020.

	Sept 30, 2021	Dec 31, 2021
Other assets include the following:
Pension assets	$1,015	1,042
Operating lease right-of-use assets	558	536
Deferred income taxes	115	101
Asbestos-related insurance receivables	95	91

Accrued expenses include the following:
Customer advances (contract liabilities)	$730	851
Employee compensation	690	428
Operating lease liabilities (current)	155	152
Product warranty	146	136

Other liabilities include the following:
Deferred income taxes	$711	736
Pension and postretirement liabilities	676	674
Operating lease liabilities (noncurrent)	413	395
Asbestos litigation	256	251

(10) DEBT
In December 2021, the Company issued $1 billion of 2.0% notes due December 2028, $1 billion of 2.2% notes due December 2031, and $1 billion of 2.8% notes due December 2051. The Company expects to use the net proceeds from the sale of the notes to pay a portion of its contribution of approximately $6.0 billion to existing stockholders of AspenTech as part of the transaction discussed further in Note 4. If the transaction with AspenTech is not completed or is terminated, the Company will be required to redeem the notes at a redemption price equal to 101% of the principal amount plus accrued and unpaid interest.

In the first quarter of fiscal 2022, the Company repaid $500 of 2.625% notes that matured.

(11) FINANCIAL INSTRUMENTS
Hedging Activities – As of December 31, 2021, the notional amount of foreign currency hedge positions was approximately $2.4 billion, and commodity hedge contracts totaled approximately $143 (primarily 40 million pounds of copper and aluminum). All derivatives receiving hedge accounting are cash flow hedges. The majority of hedging gains and losses deferred as of December 31, 2021 are expected to be recognized over the next 12 months as the underlying forecasted transactions occur. Gains and losses on foreign currency derivatives reported in Other deductions, net reflect hedges of balance sheet exposures that do not receive hedge accounting.
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
The following gains and losses are included in earnings and other comprehensive income (OCI) for the three months ended December 31, 2020 and 2021:

		Into Earnings		Into OCI
		1st Quarter		1st Quarter
Gains (Losses)	Location	2020	2021	2020	2021
Commodity	Cost of sales	$3	7	13	13
Foreign currency	Sales	1	1	5	—
Foreign currency	Cost of sales	—	2	27	3
Foreign currency	Other deductions, net	(4)	44

Net Investment Hedges
Euro denominated debt				(80)	44
Total		$—	54	(35)	60

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
Fair Value Measurement – Valuations for all derivatives and the Company's long-term debt fall within Level 2 of the GAAP valuation hierarchy. As of December 31, 2021, the fair value of long-term debt was $9.2 billion, which exceeded the carrying value by $411. The fair values of commodity and foreign currency contracts were reported in Other current assets and Accrued expenses and did not materially change since September 30, 2021.
Counterparties to derivatives arrangements are companies with investment-grade credit ratings. The Company has bilateral collateral arrangements with counterparties with credit rating-based posting thresholds that vary depending on the arrangement. If credit ratings on the Company's debt fall below pre-established levels, counterparties can require immediate full collateralization of all derivatives in net liability positions. The maximum amount that could potentially have been required was immaterial. The Company also can demand full collateralization of derivatives in net asset positions should any counterparty credit ratings fall below certain thresholds. No collateral was posted with counterparties and none was held by the Company as of December 31, 2021.

(12) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Activity in Accumulated other comprehensive income (loss) for the three months ended December 31, 2020 and 2021 is shown below, net of income taxes:
	Three Months Ended December 31,
	2020	2021
Foreign currency translation
Beginning balance	$(711)	(629)
Other comprehensive income (loss), net of tax of $19 and $(10), respectively	189	(72)
Ending balance	(522)	(701)

Pension and postretirement
Beginning balance	(864)	(259)
Amortization of deferred actuarial losses into earnings, net of tax of $(8) and $(5), respectively	27	18
Ending balance	(837)	(241)

Cash flow hedges
Beginning balance	(2)	16
Gains deferred during the period, net of taxes of $(11) and $(4), respectively	34	12
Reclassification of realized (gains) losses to sales and cost of sales, net of tax of $1 and $2, respectively	(3)	(8)
Ending balance	29	20

Accumulated other comprehensive income (loss)	$(1,330)	(922)

(13) BUSINESS SEGMENTS

Summarized information about the Company's results of operations by business segment follows:

	Three Months Ended December 31,
	Sales		Earnings
	2020	2021	2020	2021

Automation Solutions	$2,692	2,805	361	526

Climate Technologies	1,031	1,163	212	192
Tools & Home Products	445	508	98	107
Commercial & Residential Solutions	1,476	1,671	310	299

Stock compensation			(64)	(41)
Unallocated pension and postretirement costs			24	26
Corporate and other			(28)	(50)
Gain on subordinated interest			—	453
Eliminations/Interest	(7)	(3)	(40)	(38)
Total	$4,161	4,473	563	1,175

Automation Solutions sales by major product offering are summarized below.

	Three Months Ended December 31,
	2020	2021

Measurement & Analytical Instrumentation	$698	735
Valves, Actuators & Regulators	806	816
Industrial Solutions	508	566
Systems & Software	680	688
Automation Solutions	$2,692	2,805

Depreciation and amortization (includes intellectual property, customer relationships and capitalized software) by business segment are summarized below:

	Three Months Ended December 31,
	2020	2021
Automation Solutions	$156	155

Climate Technologies	49	47
Tools & Home Products	19	20
Commercial & Residential Solutions	68	67

Corporate and other	20	9
Total	$244	231

Sales by geographic destination are summarized below:

	Three Months Ended December 31,
	2020			2021
	Automation Solutions	Commercial & Residential Solutions	Total	Automation Solutions	Commercial & Residential Solutions	Total

Americas	$1,168	981	2,149	1,241	1,144	2,385
Asia, Middle East & Africa	942	308	1,250	1,005	322	1,327
Europe	582	187	769	559	205	764
Total	$2,692	1,476	4,168	2,805	1,671	4,476

Items 2 and 3.

Management's Discussion and Analysis of Financial Condition and Results of Operations
(Dollars are in millions, except per share amounts or where noted)

OVERVIEW

For the first quarter of fiscal 2022, net sales were $4.5 billion, up 8 percent compared with the prior year. Underlying sales, which exclude foreign currency translation, acquisitions and divestitures, were also up 8 percent. Sales growth reflected the continuation of the Company's strong rebound which began in the prior year, with favorable results across both business platforms and all geographies.
Net earnings common stockholders were $896, up 101 percent, and diluted earnings per share were $1.50, up 103 percent compared with $0.74 in the prior year. Results reflected strong operating results and included a pretax gain of $453 ($358 after-tax, $0.60 per share) related to the Company's subordinated interest in Vertiv.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31

Following is an analysis of the Company’s operating results for the first quarter ended December 31, 2020, compared with the first quarter ended December 31, 2021.

	2020	2021	Change

Net sales	$4,161	4,473	8%
Gross profit	$1,723	1,822	6%
Percent of sales	41.4%	40.7%

SG&A	$998	1,011	1%
Percent of sales	24.0%	22.6%

Gain on subordinated interest	$—	(453)
Other deductions, net	$122	51
Amortization of intangibles	$78	63
Restructuring costs	$66	9

Interest expense, net	$40	38

Earnings before income taxes	$563	1,175	109%
Percent of sales	13.5%	26.3%
Net earnings common stockholders	$445	896	101%
Percent of sales	10.7%	20.0%

Diluted earnings per share	$0.74	1.50	103%

Net sales for the first quarter of fiscal 2022 were $4.5 billion, up 8 percent compared with 2021. Automation Solutions sales were up 4 percent and Commercial & Residential Solutions sales were up 13 percent. Underlying sales were also up 8 percent on 5 percent higher volume and 3 percent higher price, while foreign currency translation had a slightly negative impact. Underlying sales were up 10 percent in the U.S. and up 7 percent internationally. The Americas was up 11 percent, Europe was up 3 percent and Asia, Middle East & Africa was up 6 percent (China up 12 percent).

Cost of sales for the first quarter of fiscal 2022 were $2,651, an increase of $213 compared with 2021, due to higher sales volume and higher materials costs. Gross margin of 40.7 percent decreased 0.7 percentage points compared with the prior year reflecting unfavorable price-cost in Commercial & Residential Solutions, partially offset by leverage on higher sales volume and favorable mix.
Selling, general and administrative (SG&A) expenses of $1,011 increased $13 compared with the prior year on increased sales volume, partially offset by lower stock compensation expense of $23. SG&A as a percent of sales decreased 1.4 percentage points to 22.6 percent reflecting leverage on higher sales volume and savings from the Company's restructuring and cost reset actions.

As previously disclosed, the Company sold its network power systems business (rebranded as Vertiv, now a publicly traded company, symbol VRT) in 2017 and retained a subordinated interest contingent upon the equity holders first receiving a threshold cash return on their initial investment. In the first quarter of fiscal 2022, the equity holders' cumulative cash return exceeded the threshold and as a result, the Company received a distribution of $438 in November 2021 (in total, a gain of $453 was recognized in the first quarter). Based on the terms of the agreement and the current calculation, the Company could receive additional distributions of approximately $100 which are expected to be received over the next two years. However, the distributions are contingent on the timing and price at which Vertiv shares are sold by the equity holders and therefore, there can be no assurance as to the amount or timing of the remaining distributions to the Company.

Other deductions, net were $51 in 2022, a decrease of $71 compared with the prior year, reflecting a decline in restructuring costs of $57, a favorable impact from foreign currency transactions of $25 due to losses in the prior year and gains in the current year, and gains from the sales of capital assets of $15, partially offset by transaction costs of $23 related to the AspenTech transaction. Intangibles amortization was lower by $11 due to backlog amortization in the prior year related to the OSI acquisition. The prior year also included investment-related gains, including a gain of $21 from an investment sale and a $17 gain from the acquisition of full ownership of an equity investment also impacted comparisons. See Notes 6 and 7.

Pretax earnings of $1,175 increased $612, up 109 percent compared with the prior year, reflecting the Vertiv subordinated interest gain of $453 discussed above. Earnings increased $165 in Automation Solutions and decreased $11 in Commercial & Residential Solutions, while costs reported at Corporate decreased $3. See the Business Segments discussion that follows and Note 13.

Income taxes were $280 in the first quarter of fiscal 2022 and $111 in 2021, resulting in effective tax rates of 24 percent and 20 percent, respectively. Income taxes in the first quarter included expense of $95 related to the Vertiv subordinated interest gain, which benefited the tax rate by approximately 2 percentage points. This was offset by portfolio restructuring activities which negatively impacted the rate by 4 percentage points, while the prior year rate included discrete benefits which decreased the rate 2 percentage points.

Net earnings common stockholders in the first quarter of fiscal 2022 were $896, up 101 percent, compared with $445 in the prior year, and earnings per share were $1.50, up 103 percent, compared with $0.74 in the prior year. See discussion in the Overview above and the analysis below of adjusted earnings per share for further details.

The table below, which shows results on an adjusted EBITA basis, is intended to supplement the Company's discussion of its results of operations herein. The Company defines adjusted EBITA as earnings excluding interest expense, net, income taxes, intangibles amortization expense, restructuring expense, first year purchase accounting related items and transaction fees, and certain gains, losses or impairments. Adjusted EBITA and adjusted EBITA margin are measures used by management and may be useful for investors to evaluate the Company's operational performance.

	2020	2021	Change
Earnings before income taxes	$563	1,175	109%
Percent of sales	13.5%	26.3%
Interest expense, net	40	38
Restructuring and related costs	69	18
Amortization of intangibles	81	77
Gain on subordinated interest	—	(453)
AspenTech transaction costs	—	23
Gain on acquisition of full ownership of equity investment	(17)	—
OSI first year acquisition accounting charges and fees	21	—
Adjusted EBITA	$757	878	16%
Percent of sales	18.2%	19.6%

The tables below presents the Company's diluted earnings per share on an adjusted basis to facilitate period-to-period comparisons and provide additional insight into the underlying, ongoing operating performance of the Company. Adjusted earnings per share excludes intangibles amortization expense, restructuring expense, first year purchase accounting related items and transaction fees, and certain gains, losses or impairments.

	Three Months Ended Dec 31
	2020	2021
Diluted earnings per share	$0.74	1.50

Restructuring and related costs	0.09	0.02
Amortization of intangibles	0.10	0.10
Gain on subordinated interest	—	(0.60)
AspenTech transaction costs	—	0.03
Gain on acquisition of full ownership of equity investment	(0.03)	—
OSI first year acquisition accounting charges and fees	0.03	—

Adjusted diluted earnings per share	$0.93	1.05

The table below summarizes the changes in adjusted diluted earnings per share. The items identified below are discussed throughout MD&A, see further discussion above and in the Business Segments and Financial Position sections below.

Three Months Ended
Adjusted diluted earnings per share - Dec 31, 2020	$0.93

Operations	0.10
Stock compensation	0.03
Pensions	0.01
Gains on sales of investments - prior year	(0.03)
Gains on sales of capital assets - current year	0.02
Foreign currency	0.03
Income tax rate	(0.06)
Share repurchases	0.02

Adjusted diluted earnings per share - Dec 31, 2021	$1.05

Business Segments
Following is an analysis of operating results for the Company’s business segments for the first quarter ended December 31, 2020, compared with the first quarter ended December 31, 2021. The Company defines segment earnings as earnings before interest and taxes. See Note 13 for a discussion of the Company's business segments.

AUTOMATION SOLUTIONS

Three Months Ended Dec 31	2020	2021	Change

Sales	$2,692	2,805	4%
Earnings	$361	526	45%
Margin	13.4%	18.7%

Restructuring and related costs	$64	12
Amortization of intangibles	$68	65

Adjusted EBITA	$493	603	22%
Adjusted EBITA Margin	18.3%	21.5%

Sales by Major Product Offering
Measurement & Analytical Instrumentation	$698	735	5%
Valves, Actuators & Regulators	806	816	1%
Industrial Solutions	508	566	12%
Systems & Software	680	688	1%
Total	$2,692	2,805	4%
Automation Solutions sales were $2.8 billion in the first quarter, an increase of $113 or 4 percent. Underlying sales increased 5 percent on 4 percent higher volume and 1 percent higher price, reflecting continued recovery in most end markets and world areas. However, sales continued to be unfavorably impacted by supply chain and logistics constraints in the quarter. Foreign currency translation had a 1 percent unfavorable impact. Underlying sales increased 7 percent in the Americas (U.S. up 4 percent), as process end markets continue to recover, while Europe was flat, and Asia, Middle East & Africa increased 7 percent (China up 17 percent). Sales for Measurement & Analytical Instrumentation increased $37, or 5 percent as market conditions continued to improve for North American process industries. Measurement & Analytical sales were strong in Asia, Middle East & Africa, with China up over 20 percent, up moderately in North America, and soft in Europe. Valves, Actuators & Regulators increased $10, or 1 percent as favorable demand in the Americas and China was offset by softness in the rest of Asia, Middle East & Africa. Industrial Solutions sales were up $58, or 12 percent, reflecting strong global demand in discrete end markets. Systems & Software increased $8, or 1 percent, as strength in process end markets in North America was offset by declines in Europe and Asia, Middle East & Africa, while power end markets were strong in Asia, Middle East & Africa. Earnings were $526, an increase of $165, or 45 percent, and margin increased 5.3 percentage points to 18.7 percent, reflecting leverage on higher volume, lower restructuring expenses which benefited margins 2.0 percentage points, savings from cost reduction actions and favorable mix, partially offset by slightly unfavorable comparisons due to higher COVID-related savings in the prior year.

COMMERCIAL & RESIDENTIAL SOLUTIONS

Three Months Ended Dec 31	2020	2021	Change

Sales:
Climate Technologies	$1,031	1,163	13%
Tools & Home Products	445	508	14%
Total	$1,476	1,671	13%

Earnings:
Climate Technologies	$212	192	(9)%
Tools & Home Products	98	107	9%
Total	$310	299	(3)%
Margin	21.0%	17.9%

Restructuring and related costs	$3	4
Amortization of intangibles	$13	12

Adjusted EBITA	$326	315	(3)%
Adjusted EBITA Margin	22.1%	18.9%

Commercial & Residential Solutions sales were $1.7 billion in the first quarter, up $195, or 13 percent compared to the prior year. Underlying sales increased 13 percent on 8 percent higher volume and 5 percent higher price, reflecting strong growth across all businesses and geographies, especially in commercial and industrial end markets while residential end markets were solid. Overall, underlying sales increased 17 percent in the Americas (U.S. up 16 percent), 13 percent in Europe and 4 percent in Asia, Middle East & Africa (China was flat). Climate Technologies sales were $1.2 billion in the first quarter, an increase of $132, or 13 percent. Air conditioning, heating and refrigeration sales were up, reflecting strong global demand across all end markets, especially food service, food retail and aftermarket. Tools & Home Products sales were $508 in the first quarter, an increase of $63, or 14 percent. Sales of professional tools were up nearly 20 percent, while wet/dry vacuums and food waste disposers sales increased over 10 percent. Earnings were $299, down 3 percent compared with the prior year, and margin decreased 3.1 percentage points to 17.9 percent due to unfavorable price-cost reflecting steel price increases, partially offset by leverage on higher sales volume and savings from cost reduction actions. Unfavorable price-cost is expected to improve and become favorable during the second half of fiscal 2022 as price increases are realized.

FINANCIAL CONDITION
Key elements of the Company's financial condition for the three months ended December 31, 2021 as compared to the year ended September 30, 2021 and the three months ended December 31, 2020 follow.

	Dec 31, 2020		Sept 30, 2021		Dec 31, 2021
Operating working capital	$825		$704		$840
Current ratio	1.2		1.3		2.0
Total debt-to-total capital	46.1%		40.3%		46.1%
Net debt-to-net capital	37.8%		30.4%		28.2%
Interest coverage ratio	14.2	X	18.6	X	29.6	X
The Company's operating working capital increased compared to the same quarter last year and compared to September 30, 2021 due to higher inventory levels to support sales growth and reflecting ongoing supply chain and logistics constraints. The increase in the current ratio reflects increased cash from the Company's $3 billion of debt issued in the first quarter of fiscal 2022 to support the AspenTech transaction and cash received related to the Vertiv subordinated interest of $438. The interest coverage ratio (earnings before income taxes plus interest expense, divided by interest expense) of 29.6X for the first three months of fiscal 2022 compares to 14.2X for the three months ended December 31, 2020. The increase reflects higher pretax earnings in the current quarter, including the Vertiv subordinated interest gain of $453. Excluding the gain, the interest coverage ratio was 18.6X.
In December 2021, the Company issued $1 billion of 2.00% notes due 2028, $1 billion of 2.20% notes due 2031 and $1 billion of 2.80% notes due 2051. The net proceeds from the sale of the notes will be used to pay a portion of the Company's contribution of approximately $6.0 billion to existing stockholders of Aspen Technology, Inc. (“AspenTech”) as part of the AspenTech transaction. The Company expects to finance the remainder of the contribution through existing sources, including cash on hand, short-term debt capacity, and cash from operations. See Note 4 and Note 10.
Operating cash flow for the first three months of fiscal 2022 was $523, a decrease of $285 compared with $808 in the prior year due to higher inventory levels to support sales growth and reflecting ongoing supply chain and logistics constraints. Free cash flow of $407 in the first three months of fiscal 2022 (operating cash flow of $523 less capital expenditures of $116) decreased $279 compared to free cash flow of $686 in 2021 (operating cash flow of $808 less capital expenditures of $122), reflecting the decrease in operating cash flow. Cash provided by investing activities was $285, reflecting cash received related to the Vertiv subordinated interest of $438. Cash provided by financing activities was $1,601, primarily due to proceeds of nearly $3 billion from the December 2021 debt issuance, partially offset by the repayment of $500 of long-term debt, dividend payments, and share repurchases.
On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic, and among other things, provides tax relief to businesses. Tax provisions of the CARES Act include the deferral of certain payroll taxes, relief for retaining employees, and other provisions. The Company deferred $73 of certain payroll taxes through the end of calendar year 2020, of which approximately $37 was paid in December 2021 with the remaining amount due in December 2022.
Emerson maintains a conservative financial structure to provide the strength and flexibility necessary to achieve our strategic objectives and has been successful in efficiently deploying cash where needed worldwide to fund operations, complete acquisitions and sustain long-term growth. Emerson is in a strong financial position, with total assets of $27 billion and stockholders' equity of $10 billion, and has the resources available for reinvestment in existing businesses, strategic acquisitions and managing its capital structure on a short- and long-term basis.

FISCAL 2022 OUTLOOK
Emerson continues to see strong demand in both the Automation Solutions and Commercial & Residential Solutions platforms and to manage ongoing supply chain constraints and challenges related to the COVID-19 pandemic. For the full year, consolidated net sales are expected to be up 6 to 8 percent, with underlying sales up 7 to 9 percent excluding a 1 percent unfavorable impact from foreign currency translation. Automation Solutions net sales are expected to be up 5 to 7 percent, with underlying sales up 7 to 9 percent excluding a 2 percent unfavorable impact from foreign currency translation. Commercial & Residential Solutions net sales are expected to be up 8 to 10 percent with underlying sales up 9 to 11 percent excluding a 1 percent unfavorable impact from foreign currency translation. Earnings per share are expected to be $4.71 to $4.86, while adjusted earnings per share are expected to be $4.90 to $5.05. Adjusted earnings per share exclude a $0.20 impact from restructuring actions, a $0.39 impact from amortization of intangibles, a $0.60 gain from the Vertiv subordinated interest (see Note 4), and a $0.20 impact from Aspen Tech transaction costs and interest expense. Operating cash flow is expected to be approximately $3.8 billion and free cash flow, which excludes projected capital spending of $650 million, is expected to be approximately $3.1 billion. Share repurchases are expected to be approximately $250 to $500 million in fiscal 2022.

The guidance above does not include the operational impact of the pending transaction with AspenTech, but does include estimated transaction fees and interest expense on $3 billion of debt already incurred to fund the transaction. Emerson will contribute approximately $6.0 billion in cash related to its definitive agreement with AspenTech, and the transaction is expected to close in the second calendar quarter of 2022, subject to approval by AspenTech shareholders, regulatory approvals and other customary closing conditions. The Company issued $3 billion of long-term debt in the first quarter of fiscal 2022 and expects to finance the remainder of the contribution through existing sources, including cash on hand, short-term debt capacity, and cash from operations. While the transaction will initially increase the Company's financial leverage and debt ratios, Emerson's debt rating agencies reaffirmed the Company's investment-grade long-term debt ratings on the new debt issuances. Further, the Company expects its leverage and debt ratios to improve through strong combined cash flow of the companies and disciplined capital allocation. See Item 1A - "Risk Factors" in our Annual Report on Form 10-K.
Statements in this report that are not strictly historical may be "forward-looking" statements, which involve risks and uncertainties, and Emerson undertakes no obligation to update any such statements to reflect later developments. These risks and uncertainties include the Company's ability to successfully complete on the terms and conditions contemplated, and the financial impact of, the proposed AspenTech transaction, the scope, duration and ultimate impact of the COVID-19 pandemic, as well as economic and currency conditions, market demand, including related to the pandemic and oil and gas price declines and volatility, pricing, protection of intellectual property, cybersecurity, tariffs, competitive and technological factors, among others, which are set forth in the “Risk Factors” of Part I, Item 1A, and the "Safe Harbor Statement" of Part II, Item 7, to the Company's Annual Report on Form 10-K for the year ended September 30, 2021 and in subsequent reports filed with the SEC, which are hereby incorporated by reference.
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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2021	870	$95.51	870	59,375
November 2021	382	$94.70	382	58,993
December 2021	1,524	$91.08	1,524	57,469
Total	2,776	$92.97	2,776	57,469
In November 2015, the Board of Directors authorized the purchase of up to 70 million shares. In March 2020, the Board of Directors authorized the purchase of an additional 60 million shares and a total of approximately 57.5 million shares remain available for purchase under the authorizations.

Item 6. Exhibits

(a) Exhibits (Listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

2.1
Transaction Agreement and Plan of Merger, dated as of October 10, 2021, among Emerson Electric Co., Aspen Technology, Inc., EMR Worldwide, Inc., Emersub CX, Inc. and Emersub CXI, Inc., incorporated by reference to the Company’s Form 8-K, filed on October 12, 2021, File No. 1-278, Exhibit 2.1. *

4.1	Form of 2.000% Notes due 2028, incorporated by reference to the Company’s Form 8-K, filed on December 21, 2021, File No. 1-278, Exhibit 4.2. **

4.2	Form of 2.200% Notes due 2031, incorporated by reference to the Company’s Form 8-K, filed on December 21, 2021, File No. 1-278, Exhibit 4.3. **

4.3	Form of 2.800% Notes due 2051, incorporated by reference to the Company’s Form 8-K, filed on December 21, 2021, File No. 1-278, Exhibit 4.4. **

10.1
Suspension of Rights Agreement dated October 12, 2021 between Emerson Electric Co. and JPMorgan Chase Bank, N.A., as Agent, under the Credit Agreement dated as of May 23, 2018 (as amended or otherwise modified from time to time).

10.2	Form of Emerson Electric Co. Performance Shares Program Award Agreement (used after November 1, 2021).

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

101
Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the three months ended December 31, 2021 and 2020, (ii) Consolidated Statements of Comprehensive Income for the three months ended December 31, 2021 and 2020, (iii) Consolidated Balance Sheets as of September 30, 2021 and December 31, 2021, (iv) Consolidated Statements of Equity for the three months ended December 31, 2021 and 2020, (v) Consolidated Statements of Cash Flows for the three months ended December 31, 2021 and 2020, and (vi) Notes to Consolidated Financial Statements for the three months ended ended December 31, 2021 and 2020.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*
Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Emerson agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request. Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).

**	The Company entered into two global notes for each series of notes (Notes A-1 and A-2), which are identical other than with respect to the note number.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMERSON ELECTRIC CO.

By	/s/ F. J. Dellaquila
Frank J. Dellaquila
Senior Executive Vice President and Chief Financial Officer
(on behalf of the registrant and as Chief Financial Officer)
February 2, 2022