Form 10-Q
period 2022-03-31
EMERSON ELECTRIC CO
filed 2022-05-04
CIK 32604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common stock of $0.50 par value per share outstanding at March 31, 2022: 594.0 million shares.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Consolidated Statements of Earnings
EMERSON ELECTRIC CO. & SUBSIDIARIES

Three and six months ended March 31, 2021 and 2022
(Dollars in millions, except per share amounts; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2022	2021	2022
Net sales	$4,431	4,791	8,592	9,264

Cost of sales	2,569	2,839	5,007	5,490
Selling, general and administrative expenses	1,054	1,049	2,052	2,060
Gain on subordinated interest	—	—	—	(453)
Other deductions, net	33	40	155	91
Interest expense (net of interest income of $4, $4, $6, and $7, respectively)	38	52	78	90

Earnings before income taxes	737	811	1,300	1,986

Income taxes	169	136	280	416

Net earnings	568	675	1,020	1,570

Less: Noncontrolling interests in subsidiaries	7	1	14	—

Net earnings common stockholders	$561	674	1,006	1,570

Earnings per share:
Basic	$0.94	1.13	1.68	2.64
Diluted	$0.93	1.13	1.67	2.63

Weighted average outstanding shares:
Basic	599.4	593.3	599.0	593.9
Diluted	602.8	596.5	602.3	597.3

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
EMERSON ELECTRIC CO. & SUBSIDIARIES

Three and six months ended March 31, 2021 and 2022
(Dollars in millions; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2022	2021	2022
Net earnings	$568	675	1,020	1,570

Other comprehensive income (loss), net of tax:
Foreign currency translation	(21)	(60)	168	(132)
Pension and postretirement	27	18	54	36
Cash flow hedges	1	6	32	10
Total other comprehensive income (loss)	7	(36)	254	(86)

Comprehensive income	575	639	1,274	1,484

Less: Noncontrolling interests in subsidiaries	6	—	13	(1)
Comprehensive income common stockholders	$569	639	1,261	1,485

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
EMERSON ELECTRIC CO. & SUBSIDIARIES

(Dollars and shares in millions, except per share amounts; unaudited)

	Sept 30, 2021	Mar 31, 2022
ASSETS
Current assets
Cash and equivalents	$2,354	6,929
Receivables, less allowances of $116 and $114, respectively	2,971	2,958
Inventories	2,050	2,399
Other current assets	1,057	1,253
Total current assets	8,432	13,539

Property, plant and equipment, net	3,738	3,567
Other assets
Goodwill	7,723	7,631
Other intangible assets	2,877	2,699
Other	1,945	2,061
Total other assets	12,545	12,391
Total assets	$24,715	29,497

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current maturities of long-term debt	$872	2,762
Accounts payable	2,108	2,049
Accrued expenses	3,266	3,261
Total current liabilities	6,246	8,072

Long-term debt	5,793	8,203

Other liabilities	2,753	2,608

Equity
Common stock, $0.50 par value; authorized, 1,200.0 shares; issued, 953.4 shares; outstanding, 595.8 shares and 593.9 shares, respectively	477	477
Additional paid-in-capital	522	579
Retained earnings	26,047	27,003
Accumulated other comprehensive income (loss)	(872)	(957)
Cost of common stock in treasury, 357.6 shares and 359.5 shares, respectively	(16,291)	(16,527)
Common stockholders’ equity	9,883	10,575
Noncontrolling interests in subsidiaries	40	39
Total equity	9,923	10,614
Total liabilities and equity	$24,715	29,497

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Equity
EMERSON ELECTRIC CO. & SUBSIDIARIES

Three and six months ended March 31, 2021 and 2022
(Dollars in millions; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2022	2021	2022

Common stock	$477	477	477	477

Additional paid-in-capital
Beginning balance	499	564	470	522
Stock plans	12	15	41	57
Ending balance	511	579	511	579

Retained earnings
Beginning balance	25,096	26,636	24,955	26,047
Net earnings common stockholders	561	674	1,006	1,570
Dividends paid (per share: $0.505, $0.515, $1.01 and $1.03, respectively)	(303)	(307)	(606)	(614)
Adoption of accounting standard	—	—	(1)	—
Ending balance	25,354	27,003	25,354	27,003

Accumulated other comprehensive income (loss)
Beginning balance	(1,330)	(922)	(1,577)	(872)
Foreign currency translation	(20)	(59)	169	(131)
Pension and postretirement	27	18	54	36
Cash flow hedges	1	6	32	10
Ending balance	(1,322)	(957)	(1,322)	(957)

Treasury stock
Beginning balance	(15,847)	(16,506)	(15,920)	(16,291)
Purchases	(69)	(27)	(82)	(285)
Issued under stock plans	26	6	112	49
Ending balance	(15,890)	(16,527)	(15,890)	(16,527)

Common stockholders' equity	9,130	10,575	9,130	10,575

Noncontrolling interests in subsidiaries
Beginning balance	44	39	42	40
Net earnings	7	1	14	—
Other comprehensive income	(1)	(1)	(1)	(1)
Dividends paid	—	—	(5)	—
Ending balance	50	39	50	39

Total equity	$9,180	10,614	9,180	10,614

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
EMERSON ELECTRIC CO. & SUBSIDIARIES

Six Months Ended March 31, 2021 and 2022
(Dollars in millions; unaudited)

	Six Months Ended
	March 31,
	2021	2022
Operating activities
Net earnings	$1,020	1,570
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	483	452
Stock compensation	125	91
Pension expense	16	2
Changes in operating working capital	66	(588)
Gain on subordinated interest	—	(453)
Other, net	(95)	(109)
Cash provided by operating activities	1,615	965

Investing activities
Capital expenditures	(222)	(225)
Purchases of businesses, net of cash and equivalents acquired	(1,611)	(37)
Proceeds from subordinated interest	—	438
Other, net	61	(17)
Cash provided by (used in) investing activities	(1,772)	159

Financing activities
Net increase in short-term borrowings	60	871
Proceeds from short-term borrowings greater than three months	—	1,040
Proceeds from long-term debt	—	2,975
Payments of long-term debt	(301)	(504)
Dividends paid	(606)	(613)
Purchases of common stock	(78)	(285)
Other, net	83	15
Cash provided by (used in) financing activities	(842)	3,499

Effect of exchange rate changes on cash and equivalents	26	(48)
Increase (Decrease) in cash and equivalents	(973)	4,575
Beginning cash and equivalents	3,315	2,354
Ending cash and equivalents	$2,342	6,929

Changes in operating working capital
Receivables	$75	(68)
Inventories	(61)	(428)
Other current assets	(16)	(24)
Accounts payable	55	18
Accrued expenses	13	(86)
Total changes in operating working capital	$66	(588)

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

Effective October 1, 2021, the Company adopted three accounting standard updates which had no impact or an immaterial impact on the Company's financial statements as of and for the six months ended March 31, 2022. These included:

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

	Sept 30, 2021	Mar 31, 2022
Unbilled receivables (contract assets)	$528	524
Customer advances (contract liabilities)	(730)	(868)
Net contract liabilities	$(202)	(344)

The majority of the Company's contract balances relate to arrangements where revenue is recognized over time and payments from customers are made according to a contractual billing schedule. The increase in net contract liabilities was due to customer billings which exceeded revenue recognized for performance completed during the period. Revenue recognized for the three and six months ended March 31, 2022 included $108 and $456 that was included in the beginning contract liability balance. Other factors that impacted the change in net contract liabilities were immaterial. Revenue recognized for the three and six months ended March 31, 2022 for performance obligations that were satisfied in previous periods, including cumulative catchup adjustments on the Company's long-term contracts, was not material.

As of March 31, 2022, the Company's backlog relating to unsatisfied (or partially unsatisfied) performance obligations in contracts with its customers was approximately $7.8 billion. The Company expects to recognize approximately 85 percent of its remaining performance obligations as revenue over the next 12 months, with the remainder substantially over the subsequent two years thereafter.

(3) COMMON SHARES AND SHARE-BASED COMPENSATION

Reconciliations of weighted-average shares for basic and diluted earnings per common share follow. Earnings allocated to participating securities were inconsequential.

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2022	2021	2022

Basic shares outstanding	599.4	593.3	599.0	593.9
Dilutive shares	3.4	3.2	3.3	3.4
Diluted shares outstanding	602.8	596.5	602.3	597.3

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

(4) ACQUISITIONS AND DIVESTITURES

On March 3, 2022 the Company announced an agreement to sell its Therm-O-Disc sensing and protection technologies business, which is reported in the Climate Technologies segment, to an affiliate of One Rock Capital Partners, LLC. Assets and liabilities for this business are reported as held-for-sale as of March 31, 2022 and included in other current assets, accrued expenses, other assets and other liabilities in the consolidated balance sheet. The transaction is expected to close in the third quarter subject to regulatory approvals and other customary closing conditions.

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

On October 1, 2020, the Company completed the acquisition of Open Systems International, Inc. ("OSI"), a leading operations technology software provider in the global power industry, for approximately $1.6 billion, net of cash acquired. This business, which had net sales of $191 in fiscal 2021 and is reported in the Automation Solutions segment, expands the Company's offerings in the power industry to include the digitization and modernization of the electric grid. The Company recognized goodwill of $967 (none of which is expected to be tax deductible), identifiable intangible assets of $783, primarily intellectual property and customer relationships with a weighted-average useful life of approximately 11 years, and deferred tax liabilities of approximately $193. Results of operations for the three months ended March 31, 2021 included first year pre-tax acquisition accounting charges related to backlog amortization and deferred revenue of $6 and $4, respectively, while year-to-date results included $17 and $8, respectively.

As previously disclosed, the Company sold its network power systems business (rebranded as Vertiv, now a publicly traded company, symbol VRT) in 2017 and retained a subordinated interest contingent upon the equity holders first receiving a threshold cash return on their initial investment. In the first quarter of fiscal 2022, the equity holders' cumulative cash return exceeded the threshold and as a result, the Company received a distribution of $438 in November 2021 (in total, a gain of $453 was recognized in the first quarter). Based on the terms of the agreement and the current calculation, the Company could receive additional distributions of approximately $75 which are expected to be received over the next two-to-three years. However, the distributions are contingent on the timing and price at which Vertiv shares are sold by the equity holders and therefore, there can be no assurance as to the amount or timing of the remaining distributions to the Company.

(5) PENSION & POSTRETIREMENT PLANS

Total periodic pension and postretirement (income) expense is summarized below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2022	2021	2022
Service cost	$21	19	42	38
Interest cost	32	34	64	68
Expected return on plan assets	(84)	(78)	(168)	(156)
Net amortization	35	23	70	46
Total	$4	(2)	8	(4)

(6) OTHER DEDUCTIONS, NET

Other deductions, net are summarized below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2022	2021	2022

Amortization of intangibles (intellectual property and customer relationships)	$74	62	152	125
Restructuring costs	17	10	83	19
Other	(58)	(32)	(80)	(53)
Total	$33	40	155	91

In the second quarter of fiscal 2022, the decrease in intangibles amortization for the three and six months ended March 31, 2022 was largely due to backlog amortization of $6 and $17, respectively, in the prior year related to the OSI acquisition. Other is composed of several items, including acquisition/divestiture costs, foreign currency transaction gains and losses, pension expense and other items. For the three and six months ended March 31, 2022, the change in other included acquisition/divestiture costs of $13 and $36, respectively, and a favorable impact from foreign currency transactions of $9 and $35, respectively. In the first quarter of fiscal 2022, other also included gains from the sales of capital assets of $15. Comparisons were also impacted by prior year investment-related gains, including $21 from an investment sale and $17 from the acquisition of full ownership of an equity investment in the first quarter of fiscal 2021, and a gain of $31 from the sale of an equity investment in the second quarter of fiscal 2021.

(7) RESTRUCTURING COSTS

Restructuring expense reflects costs associated with the Company’s ongoing efforts to improve operational efficiency and deploy assets globally in order to remain competitive on a worldwide basis. Costs incurred in the first six months of fiscal 2022 relate to the Company's initiatives that began in the third quarter of fiscal 2019 to improve operating margins and were subsequently increased in response to the effects of the COVID-19 pandemic on demand for the Company's products. Expenses incurred in the first six months of fiscal 2022 included costs related to workforce reductions of approximately 200 employees. The Company expects fiscal 2022 restructuring expense and related costs to be approximately $150, including costs to complete actions initiated in the first six months of the year.

Restructuring expense by business segment follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2022	2021	2022

Automation Solutions	$12	8	76	13

Climate Technologies	3	1	4	3
Tools & Home Products	1	1	2	2
Commercial & Residential Solutions	4	2	6	5

Corporate	1	—	1	1

Total	$17	10	83	19

Details of the change in the liability for restructuring costs during the six months ended March 31, 2022 follow:

	Sept 30, 2021	Expense	Utilized/Paid	Mar 31, 2022

Severance and benefits	$172	5	32	145
Other	4	14	17	1
Total	$176	19	49	146

The tables above do not include $4 and $5 of costs related to restructuring actions incurred for the three months ended March 31, 2021 and 2022, respectively, that are required to be reported in cost of sales and selling, general and administrative expenses; year-to-date amounts are $7 and $14, respectively.

(8) TAXES

Income taxes were $136 in the second quarter of fiscal 2022 and $169 in 2021, resulting in effective tax rates of 17 percent and 23 percent, respectively. The current year rate included a 6 percentage point benefit related to the completion of tax examinations, while both years included unfavorable discrete items which increased the rates 1 percentage point.

Income taxes were $416 for the first six months of 2022 and $280 for 2021, resulting in effective tax rates of 21 percent and 22 percent, respectively. The current year rate included a 3 percentage point benefit related to the completion of tax examinations, partially offset by portfolio restructuring activities which negatively impacted the rate by 2 percentage points.

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

(9) OTHER FINANCIAL INFORMATION

	Sept 30, 2021	Mar 31, 2022
Inventories
Finished products	$616	764
Raw materials and work in process	1,434	1,635
Total	$2,050	2,399

	Sept 30, 2021	Mar 31, 2022
Property, plant and equipment, net
Property, plant and equipment, at cost	$9,427	9,198
Less: Accumulated depreciation	5,689	5,631
Total	$3,738	3,567

Goodwill by business segment
Automation Solutions	$6,552	6,504

Climate Technologies	753	723
Tools & Home Products	418	404
Commercial & Residential Solutions	1,171	1,127

Total	$7,723	7,631

Other intangible assets
Gross carrying amount	$5,911	5,897
Less: Accumulated amortization	3,034	3,198
Net carrying amount	$2,877	2,699
Other intangible assets include customer relationships, net, of $1,495 and $1,401 as of September 30, 2021 and March 31, 2022, respectively.

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2022	2021	2022
Depreciation and amortization expense include the following:
Depreciation expense	$122	121	246	249
Amortization of intangibles (includes $14, $14, $28, and $28 reported in Cost of Sales, respectively)	88	76	180	153
Amortization of capitalized software	29	24	57	50
Total	$239	221	483	452
Amortization of intangibles included backlog amortization of $6 and $17 related to the OSI acquisition for the three and six months ended March 31, 2021, respectively.

	Sept 30, 2021	Mar 31, 2022
Other assets include the following:
Pension assets	$1,015	1,076
Operating lease right-of-use assets	558	523
Deferred income taxes	115	103
Asbestos-related insurance receivables	95	88

Accrued expenses include the following:
Customer advances (contract liabilities)	$730	868
Employee compensation	690	493
Operating lease liabilities (current)	155	151
Product warranty	146	137

	Sept 30, 2021	Mar 31, 2022
Other liabilities include the following:
Deferred income taxes	$711	750
Pension and postretirement liabilities	676	666
Operating lease liabilities (noncurrent)	413	382
Asbestos litigation	256	242
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
In the second quarter of fiscal 2022, the Company increased its commercial paper borrowings by approximately $2.2 billion to generate additional cash to fund the AspenTech transaction.

In the first quarter of fiscal 2022, the Company repaid $500 of 2.625% notes that matured.

(11) FINANCIAL INSTRUMENTS
Hedging Activities – As of March 31, 2022, the notional amount of foreign currency hedge positions was approximately $2.6 billion, and commodity hedge contracts totaled approximately $120 (primarily 32 million pounds of copper and aluminum). All derivatives receiving hedge accounting are cash flow hedges. The majority of hedging gains and losses deferred as of March 31, 2022 are expected to be recognized over the next 12 months as the underlying forecasted transactions occur. Gains and losses on foreign currency derivatives reported in Other deductions, net reflect hedges of balance sheet exposures that do not receive hedge accounting.
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
The following gains and losses are included in earnings and other comprehensive income (OCI) for the three and six months ended March 31, 2021 and 2022:

		Into Earnings				Into OCI
		2nd Quarter		Six Months		2nd Quarter		Six Months
Gains (Losses)	Location	2021	2022	2021	2022	2021	2022	2021	2022
Commodity	Cost of sales	$8	6	11	13	13	10	26	23
Foreign currency	Sales	1	—	2	1	(2)	(2)	3	(2)
Foreign currency	Cost of sales	2	9	2	11	—	14	27	17
Foreign currency	Other deductions, net	29	8	25	52

Net Investment Hedges
Euro denominated debt						53	35	(27)	79
Total		$40	23	40	77	64	57	29	117

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

Fair Value Measurement – Valuations for all derivatives and the Company's long-term debt fall within Level 2 of the GAAP valuation hierarchy. As of March 31, 2022, the fair value of long-term debt was $8.5 billion, which exceeded the carrying value by $230. The fair values of commodity and foreign currency contracts were reported in Other current assets and Accrued expenses and did not materially change since September 30, 2021.
Counterparties to derivatives arrangements are companies with investment-grade credit ratings. The Company has bilateral collateral arrangements with counterparties with credit rating-based posting thresholds that vary depending on the arrangement. If credit ratings on the Company's debt fall below pre-established levels, counterparties can require immediate full collateralization of all derivatives in net liability positions. The maximum amount that could potentially have been required was immaterial. The Company also can demand full collateralization of derivatives in net asset positions should any counterparty credit ratings fall below certain thresholds. No collateral was posted with counterparties and none was held by the Company as of March 31, 2022.

(12) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Activity in Accumulated other comprehensive income (loss) for the three and six months ended March 31, 2021 and 2022 is shown below, net of income taxes:
	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2022	2021	2022
Foreign currency translation
Beginning balance	$(522)	(701)	(711)	(629)
Other comprehensive income (loss), net of tax of $(13), $(8), $6 and $(18), respectively	(20)	(59)	169	(131)
Ending balance	(542)	(760)	(542)	(760)

Pension and postretirement
Beginning balance	(837)	(241)	(864)	(259)
Amortization of deferred actuarial losses into earnings, net of tax of $(8), $(5), $(16) and $(10), respectively	27	18	54	36
Ending balance	(810)	(223)	(810)	(223)

Cash flow hedges
Beginning balance	29	20	(2)	16
Gains deferred during the period, net of taxes of $(2), $(5), $(13) and $(9), respectively	9	17	43	29
Reclassification of realized (gains) losses to sales and cost of sales, net of tax of $3, $4, $4 and $6, respectively	(8)	(11)	(11)	(19)
Ending balance	30	26	30	26

Accumulated other comprehensive income (loss)	$(1,322)	(957)	(1,322)	(957)

(13) BUSINESS SEGMENTS

Summarized information about the Company's results of operations by business segment follows:

	Three Months Ended March 31,				Six Months Ended March 31,
	Sales		Earnings		Sales		Earnings
	2021	2022	2021	2022	2021	2022	2021	2022

Automation Solutions	$2,793	2,937	471	556	5,485	5,742	832	1,082

Climate Technologies	1,160	1,341	245	262	2,191	2,504	457	454
Tools & Home Products	485	516	112	103	930	1,024	210	210
Commercial & Residential Solutions	1,645	1,857	357	365	3,121	3,528	667	664

Stock compensation			(61)	(50)			(125)	(91)
Unallocated pension and postretirement costs			23	25			47	51
Corporate and other			(15)	(33)			(43)	(83)
Gain on subordinated interest			—	—			—	453
Eliminations/Interest	(7)	(3)	(38)	(52)	(14)	(6)	(78)	(90)
Total	$4,431	4,791	737	811	8,592	9,264	1,300	1,986

Automation Solutions sales by major product offering are summarized below.

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2022	2021	2022

Measurement & Analytical Instrumentation	$732	767	1,430	1,502
Valves, Actuators & Regulators	836	883	1,642	1,699
Industrial Solutions	555	602	1,063	1,168
Systems & Software	670	685	1,350	1,373
Automation Solutions	$2,793	2,937	5,485	5,742

Depreciation and amortization (includes intellectual property, customer relationships and capitalized software) by business segment are summarized below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2022	2021	2022
Automation Solutions	$156	147	312	302

Climate Technologies	47	46	96	93
Tools & Home Products	20	19	39	39
Commercial & Residential Solutions	67	65	135	132

Corporate and other	16	9	36	18
Total	$239	221	483	452

Sales by geographic destination are summarized below:

	Three Months Ended March 31,
	2021			2022
	Automation Solutions	Commercial & Residential Solutions	Total	Automation Solutions	Commercial & Residential Solutions	Total

Americas	$1,223	1,119	2,342	1,383	1,283	2,666
Asia, Middle East & Africa	953	305	1,258	995	338	1,333
Europe	617	221	838	559	236	795
Total	$2,793	1,645	4,438	2,937	1,857	4,794

	Six Months Ended March 31,
	2021			2022
	Automation Solutions	Commercial & Residential Solutions	Total	Automation Solutions	Commercial & Residential Solutions	Total

Americas	$2,390	2,100	4,490	2,624	2,427	5,051
Asia, Middle East & Africa	1,896	613	2,509	2,000	660	2,660
Europe	1,199	408	1,607	1,118	441	1,559
Total	$5,485	3,121	8,606	5,742	3,528	9,270

(14) SUBSEQUENT EVENTS
On May 4, 2022, Emerson announced its intention to exit business operations in Russia and is exploring strategic options to divest Metran, its Russia-based manufacturing subsidiary. Emerson is committed to an orderly transfer of these assets and will support its employees through this process. Emerson's historical net sales in Russia were principally in the Automation Solutions segment and in total, represent approximately 1.5 percent of consolidated annual sales. As of March 31, 2022, Emerson's Russian operations had net assets of approximately $50 and accumulated foreign currency translation losses of approximately $145 (which will be recognized as a non-cash charge when the exit is completed). The Company is currently unable to estimate the full financial consequences of the exit due to uncertainty regarding the commercial terms of the exit and related tax impacts.

Items 2 and 3.

Management's Discussion and Analysis of Financial Condition and Results of Operations
(Dollars are in millions, except per share amounts or where noted)

OVERVIEW

For the second quarter of fiscal 2022, net sales were $4.8 billion, up 8 percent compared with the prior year. Underlying sales, which exclude foreign currency translation, acquisitions and divestitures, were up 10 percent. Foreign currency translation had a 2 percent unfavorable impact. Sales growth continued to be strong in the quarter with favorable results across both business platforms and all geographies.
Net earnings common stockholders were $674, up 20 percent, and diluted earnings per share were $1.13, up 22 percent compared with $0.93 in the prior year. Adjusted diluted earnings per share were $1.29 compared with $1.07 in the prior year, reflecting strong operating results and a lower effective tax rate in the quarter.

The table below presents the Company's diluted earnings per share on an adjusted basis to facilitate period-to-period comparisons and provide additional insight into the underlying, ongoing operating performance of the Company. Adjusted diluted earnings per share excludes intangibles amortization expense, restructuring expense, first year purchase accounting related items and transaction and AspenTech pre-closing costs, and certain gains, losses or impairments.

Three Months Ended Mar 31	2021	2022

Diluted earnings per share	$0.93	1.13

Restructuring and related costs	0.03	0.02
Amortization of intangibles	0.10	0.10
Acquisition/divestiture costs and interest on AspenTech debt	—	0.04
OSI first year acquisition accounting charges	0.01	—

Adjusted diluted earnings per share	$1.07	1.29

The table below summarizes the changes in adjusted diluted earnings per share. The items identified below are discussed throughout MD&A, see further discussion above and in the Business Segments and Financial Position sections below.

Three Months Ended
Adjusted diluted earnings per share - Mar 31, 2021	$1.07

Operations	0.11
Stock compensation	0.02
Pensions	0.01
Gain on sale of investment - prior year	(0.04)
Foreign currency	0.01
Lower effective tax rate	0.08
Share repurchases	0.03

Adjusted diluted earnings per share - Mar 31, 2022	$1.29

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31

Following is an analysis of the Company’s operating results for the second quarter ended March 31, 2021, compared with the second quarter ended March 31, 2022.

	2021	2022	Change

Net sales	$4,431	4,791	8%
Gross profit	$1,862	1,952	5%
Percent of sales	42.0%	40.7%

SG&A	$1,054	1,049	—%
Percent of sales	23.8%	21.9%

Other deductions, net	$33	40
Amortization of intangibles	$74	62
Restructuring costs	$17	10

Interest expense, net	$38	52

Earnings before income taxes	$737	811	10%
Percent of sales	16.6%	16.9%
Net earnings common stockholders	$561	674	20%
Percent of sales	12.7%	14.1%

Diluted earnings per share	$0.93	1.13	22%

Net sales for the second quarter of fiscal 2022 were $4.8 billion, up 8 percent compared with 2021. Automation Solutions sales were up 5 percent and Commercial & Residential Solutions sales were up 13 percent. Underlying sales were up 10 percent on 6 percent higher volume and 4 percent higher price, while foreign currency translation had a 2 percent negative impact. Underlying sales were up 14 percent in the U.S. and up 6 percent internationally. The Americas was up 14 percent, Europe was up 2 percent and Asia, Middle East & Africa was up 7 percent (China up 11 percent).

Cost of sales for the second quarter of fiscal 2022 were $2,839, an increase of $270 compared with 2021, due to higher sales volume and higher materials costs. Gross margin of 40.7 percent decreased 1.3 percentage points compared with the prior year as price increases were largely offset by higher material costs, and other inflation negatively impacted margins.
Selling, general and administrative (SG&A) expenses of $1,049 decreased $5 and SG&A as a percent of sales decreased 1.9 percentage points to 21.9 percent compared with the prior year, reflecting leverage on higher sales, lower stock compensation expense of $11 and savings from the Company's cost reset actions, partially offset by wage and other inflation.

Other deductions, net were $40 in 2022, an increase of $7 compared with the prior year, reflecting acquisition/divestiture costs of $13, a decline in restructuring costs of $7 and a favorable impact from foreign currency transactions of $9. Intangibles amortization was lower by $12, partially due to backlog amortization of $6 in the prior year related to the OSI acquisition. The prior year also included a gain on the sale of an equity investment of $31. See Notes 6 and 7.

Pretax earnings of $811 increased $74, up 10 percent compared with the prior year. Earnings increased $85 in Automation Solutions and increased $8 in Commercial & Residential Solutions, while costs reported at Corporate increased $5. See the Business Segments discussion that follows and Note 13.

Income taxes were $136 in the second quarter of fiscal 2022 and $169 in 2021, resulting in effective tax rates of 17 percent and 23 percent, respectively. The current year rate included a 6 percentage point benefit related to the completion of tax examinations, while both years included unfavorable discrete items which increased the rates 1 percentage point.

Net earnings common stockholders in the second quarter of fiscal 2022 were $674, up 20 percent, compared with $561 in the prior year, and earnings per share were $1.13, up 22 percent, compared with $0.93 in the prior year. See discussion in the Overview above and the analysis below of adjusted earnings per share for further details.

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

Three Months Ended Mar 31	2021	2022	Change

Earnings before income taxes	$737	811	10%
Percent of sales	16.6%	16.9%
Interest expense, net	38	52
Restructuring and related costs	21	15
Amortization of intangibles	82	76
Acquisition/divestiture costs	—	13
OSI first year acquisition accounting charges	10	—
Adjusted EBITA	$888	967	9%
Percent of sales	20.0%	20.2%

Business Segments
Following is an analysis of operating results for the Company’s business segments for the second quarter ended March 31, 2021, compared with the second quarter ended March 31, 2022. The Company defines segment earnings as earnings before interest and taxes. See Note 13 for a discussion of the Company's business segments.

AUTOMATION SOLUTIONS

Three Months Ended Mar 31	2021	2022	Change

Sales	$2,793	2,937	5%
Earnings	$471	556	18%
Margin	16.8%	18.9%

Restructuring and related costs	$14	11
Amortization of intangibles	$69	64

Adjusted EBITA	$554	631	15%
Adjusted EBITA Margin	19.8%	21.5%

Sales by Major Product Offering
Measurement & Analytical Instrumentation	$732	767	5%
Valves, Actuators & Regulators	836	883	6%
Industrial Solutions	555	602	8%
Systems & Software	670	685	2%
Total	$2,793	2,937	5%
Automation Solutions sales were $2.9 billion in the second quarter, an increase of $144 or 5 percent. Foreign currency translation had a 2 percent unfavorable impact. Underlying sales increased 7 percent on 5 percent higher volume and 2 percent higher price, reflecting strength in North America and China and favorable results in all major end markets. Supply chain and logistics constraints continued to unfavorably impact sales in the second quarter. Underlying sales increased 13 percent in the Americas (U.S. up 14 percent), as process end markets continue to recover, while Europe was down 3 percent, and Asia, Middle East & Africa increased 6 percent (China up 17 percent). Sales for Measurement & Analytical Instrumentation increased $35, or 5 percent as market conditions continued to improve for North American process industries. Measurement & Analytical sales were strong in North America and Asia, Middle East & Africa, with China up over 25 percent, while Europe was down over 10 percent due to supply chain issues and lower project activity. Valves, Actuators & Regulators increased $47, or 6 percent, reflecting strength in power and chemical end markets. Demand was favorable in the Americas (up mid-teens) and China (up over 20 percent), while sales increased modestly in the rest of Asia, Middle East & Africa and were down mid-single digits in Europe. Industrial Solutions sales were up $47, or 8 percent, on continued strength in discrete end markets. Systems & Software increased $15, or 2 percent, reflecting strength in process end markets in North America and China, partially offset by weakness in Europe, while power end markets were strong in North America. Earnings were $556, an increase of $85, or 18 percent, and margin increased 2.1 percentage points to 18.9 percent, reflecting leverage on higher volume, favorable mix, savings from cost reduction actions and a 0.3 percentage point benefit from foreign currency transactions. Price-cost was neutral while freight and other inflation was slightly negative.

COMMERCIAL & RESIDENTIAL SOLUTIONS

Three Months Ended Mar 31	2021	2022	Change

Sales:
Climate Technologies	$1,160	1,341	16%
Tools & Home Products	485	516	6%
Total	$1,645	1,857	13%

Earnings:
Climate Technologies	$245	262	7%
Tools & Home Products	112	103	(7)%
Total	$357	365	2%
Margin	21.7%	19.7%

Restructuring and related costs	$5	3
Amortization of intangibles	$13	12

Adjusted EBITA	$375	380	1%
Adjusted EBITA Margin	22.8%	20.5%

Commercial & Residential Solutions sales were $1.9 billion in the second quarter, up $212, or 13 percent compared to the prior year. Foreign currency translation had a 1 percent unfavorable impact. Underlying sales increased 14 percent on 5 percent higher volume and 9 percent higher price, reflecting growth across nearly all businesses and geographies, with strength in commercial and industrial end markets. Overall, underlying sales increased 15 percent in the Americas (U.S. up 15 percent), 14 percent in Europe and 11 percent in Asia, Middle East & Africa (China down 6 percent). Climate Technologies sales were $1.3 billion in the second quarter, an increase of $181, or 16 percent. Air conditioning, heating and refrigeration sales were strong, reflecting global demand across all end markets. Tools & Home Products sales were $516 in the second quarter, an increase of $31, or 6 percent. Sales of food waste disposers and professional tools were both up approximately 10 percent, while wet/dry vacuums sales decreased 9 percent. Earnings were $365, up 2 percent compared with the prior year driven by slightly favorable price-cost due to higher prices. Margin decreased 2.0 percentage points to 19.7 percent, as the benefit from higher prices was mostly offset by higher materials costs. Freight and other inflation also negatively impact margin, partially offset by leverage on higher sales volume and savings from cost reduction actions.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31

Following is an analysis of the Company’s operating results for the six months ended March 31, 2021, compared with the six months ended March 31, 2022.

	2021	2022	Change

Net sales	$8,592	9,264	8%
Gross profit	$3,585	3,774	5%
Percent of sales	41.7%	40.7%

SG&A	$2,052	2,060	—%
Percent of sales	23.9%	22.2%

Gain on subordinated interest	$—	(453)
Other deductions, net	$155	91
Amortization of intangibles	$152	125
Restructuring costs	$83	19

Interest expense, net	$78	90

Earnings before income taxes	$1,300	1,986	53%
Percent of sales	15.1%	21.4%
Net earnings common stockholders	$1,006	1,570	56%
Percent of sales	11.7%	16.9%

Diluted earnings per share	$1.67	2.63	57%

Net sales for the first six months of 2022 were $9.3 billion, up 8 percent compared with 2021. Automation Solutions sales were up 5 percent while Commercial & Residential Solutions sales were up 13 percent. Underlying sales were up 9 percent on 5 percent higher volume and 4 percent higher price, and foreign currency translation subtracted 1 percent. Underlying sales increased 12 percent in the U.S. and increased 6 percent internationally. The Americas was up 13 percent, Europe was up 2 percent and Asia, Middle East & Africa was up 7 percent (China up 11 percent).

Cost of sales for 2022 were $5,490, an increase of $483 versus $5,007 in 2021, primarily due to higher sales volume and higher materials costs. Gross margin of 40.7 percent decreased 1.0 percentage point compared to the prior year, reflecting unfavorable price-cost in Commercial & Residential Solutions, partially offset by leverage on higher sales volume and favorable mix.

SG&A expenses of $2,060 increased $8 compared with the prior year on increased sales volume, partially offset by lower stock compensation expense of $34. SG&A as a percent of sales decreased 1.7 percentage points to 22.2 percent, reflecting leverage on higher sales, lower stock compensation expense, and savings from the Company's restructuring and cost reset actions.

As previously disclosed, the Company sold its network power systems business (rebranded as Vertiv, now a publicly traded company, symbol VRT) in 2017 and retained a subordinated interest contingent upon the equity holders first receiving a threshold cash return on their initial investment. In the first quarter of fiscal 2022, the equity holders' cumulative cash return exceeded the threshold and as a result, the Company received a distribution of $438 in November 2021 (in total, a gain of $453 was recognized in the first quarter). Based on the terms of the agreement and the current calculation, the Company could receive additional distributions of approximately $75 which are expected to be received over the next two-to-three years. However, the distributions are contingent on the timing and price at which Vertiv shares are sold by the equity holders and therefore, there can be no assurance as to the amount or timing of the remaining distributions to the Company.
Other deductions, net were $91 in 2022, a decrease of $64 compared with the prior year, reflecting a decline in restructuring costs of $64, a favorable impact from foreign currency transactions of $35 due to losses in the prior year and gains in the current year, and gains from the sales of capital assets of $15 in the first quarter of fiscal 2022, partially offset by acquisition/divestiture costs of $36. Intangibles amortization decreased $27 largely due to backlog amortization in the prior year of $17 related to the OSI acquisition. The prior year also included investment-related gains, including a gain of $21 from an investment sale, a $17 gain from the acquisition of full ownership of an equity investment and a gain of $31 on the sale of an equity investment. See Notes 6 and 7.
Pretax earnings of $1,986 increased $686, or 53 percent. Earnings increased $250 in Automation Solutions and decreased $3 in Commercial & Residential Solutions, while costs reported at Corporate increased $2. See the Business Segments discussion that follows and Note 13.

Income taxes were $416 for 2022 and $280 for 2021, resulting in effective tax rates of 21 percent and 22 percent, respectively. The current year rate included a 3 percentage point benefit related to the completion of tax examinations, partially offset by portfolio restructuring activities which negatively impacted the rate by 2 percentage points.

Net earnings common stockholders in 2022 were $1,570, up 56 percent compared with the prior year, and earnings per share were $2.63, up 57 percent compared with $1.67 in 2021. Results reflected strong operating results and included a pretax gain of $453 ($358 after-tax, $0.60 per share) related to the Company's subordinated interest in Vertiv. See the analysis below of adjusted earnings per share for further details.

The table below, which shows results on an adjusted EBITA basis, is intended to supplement the Company's discussion of its results of operations herein.

Six Months Ended Mar 31	2021	2022	Change

Earnings before income taxes	$1,300	1,986	53%
Percent of sales	15.1%	21.4%
Interest expense, net	78	90
Restructuring and related costs	90	33
Amortization of intangibles	163	153
Gain on subordinated interest	—	(453)
Acquisition/divestiture costs	—	36
Gain on acquisition of full ownership of equity investment	(17)	—
OSI first year acquisition accounting charges and fees	31	—
Adjusted EBITA	$1,645	1,845	12%
Percent of sales	19.2%	19.9%

The table below presents the Company's diluted earnings per share on an adjusted basis to facilitate period-to-period comparisons and provide additional insight into the underlying, ongoing operating performance of the Company.

Six Months Ended Mar 31	2021	2022

Diluted earnings per share	$1.67	2.63

Restructuring and related costs	0.12	0.04
Amortization of intangibles	0.20	0.20
Gain on subordinated interest	—	(0.60)
Acquisition/divestiture costs and interest on AspenTech debt	—	0.07
Gain on acquisition of full ownership of equity investment	(0.03)	—
OSI first year acquisition accounting charges and fees	0.04	—

Adjusted diluted earnings per share	$2.00	2.34

The table below summarizes the changes in adjusted diluted earnings per share. The items identified below are discussed throughout MD&A, see further discussion above and in the Business Segments and Financial Position sections below.

Six Months Ended
Adjusted diluted earnings per share - Mar 31, 2021	$2.00

Operations	0.21
Stock compensation	0.05
Pensions	0.03
Gains on sales of investments - prior year	(0.07)
Gains on sales of capital assets - current year	0.02
Foreign currency	0.03
Lower effective tax rate	0.02
Share repurchases	0.05

Adjusted diluted earnings per share - Mar 31, 2022	$2.34

Business Segments
Following is an analysis of operating results for the Company’s business segments for the six months ended March 31, 2021, compared with the six months ended March 31, 2022. The Company defines segment earnings as earnings before interest and taxes.

 AUTOMATION SOLUTIONS

Six Months Ended Mar 31	2021	2022	Change
Sales	$5,485	5,742	5%
Earnings	$832	1,082	30%
Margin	15.2%	18.8%

Restructuring and related costs	$78	23
Amortization of intangibles	$137	129

Adjusted EBITA	$1,047	1,234	18%
Adjusted EBITA Margin	19.1%	21.5%

Sales by Major Product Offering
Measurement & Analytical Instrumentation	$1,430	1,502	5%
Valves, Actuators & Regulators	1,642	1,699	3%
Industrial Solutions	1,063	1,168	10%
Systems & Software	1,350	1,373	2%
Total	$5,485	5,742	5%

Automation Solutions sales were $5.7 billion in the first six months of 2022, an increase of $257, or 5 percent. Foreign currency translation had a 1 percent unfavorable impact. Underlying sales increased 6 percent on 5 percent higher volume and 1 percent higher price, reflecting continued recovery in most end markets and world areas despite supply chain and logistics constraints which unfavorably impacted sales. Underlying sales increased 10 percent in the Americas, while Europe decreased 2 percent and Asia, Middle East & Africa was up 6 percent (China up 17 percent). Sales for Measurement & Analytical Instrumentation increased $72, or 5 percent. Sales were strong in Asia, Middle East & Africa and up moderately in North America on continued improvement for North American process industries, while sales were down moderately in Europe due to supply chain constraints. Valves, Actuators & Regulators increased $57, or 3 percent, reflecting strong demand in the Americas and China, partially offset by softness in the rest of Asia, Middle East & Africa and Europe. Industrial Solutions sales increased $105, or 10 percent, reflecting strong global demand in discrete end markets. Systems & Software increased $23, or 2 percent, reflecting strength in process end markets in North America and China, partially offset by weakness in Europe, while power end markets were strong in Asia, Middle East & Africa and up modestly in North America. Earnings were $1,082, an increase of $250, or 30 percent, and margin increased 3.6 percentage points to 18.8 percent, reflecting leverage on higher volume, lower restructuring expense which benefited margins 1.0 percentage point, savings from cost reduction actions and favorable mix, partially offset by higher inflation. Foreign currency transactions also benefited margins by 0.4 percentage points.

COMMERCIAL & RESIDENTIAL SOLUTIONS

Six Months Ended Mar 31	2021	2022	Change

Sales:
Climate Technologies	$2,191	2,504	14%
Tools & Home Products	930	1,024	10%
Total	$3,121	3,528	13%

Earnings:
Climate Technologies	$457	454	(1)%
Tools & Home Products	210	210	—%
Total	$667	664	—%
Margin	21.4%	18.8%

Restructuring and related costs	$8	7
Amortization of intangibles	$26	24

Adjusted EBITA	$701	695	(1)%
Adjusted EBITA Margin	22.4%	19.7%

Commercial & Residential Solutions sales were $3.5 billion in the first six months of 2022, an increase of $407, or 13 percent compared to the prior year. Underlying sales were up 14 percent on 6 percent higher volume and 8 percent higher price, while foreign currency translation subtracted 1 percent. Overall, underlying sales increased 16 percent in the Americas, 14 percent in Europe and 7 percent in Asia, Middle East & Africa (China down 3 percent). Climate Technologies sales were $2.5 billion in the first six months of 2022, an increase of $313, or 14 percent. Air conditioning, heating and refrigeration sales were strong, reflecting global demand across all end markets. Tools & Home Products sales were $1.0 billion in the first six months of 2022, up $94, or 10 percent. Sales of professional tools were up nearly 15 percent and food waste disposers were up 10 percent, while wet/dry vacuums were up slightly. Earnings were $664, flat compared to the prior year, and margin decreased 2.6 percentage points, due to unfavorable price-cost reflecting steel prices, partially offset by leverage on higher volume and savings from cost reduction actions.

FINANCIAL CONDITION
Key elements of the Company's financial condition for the six months ended March 31, 2022 as compared to the year ended September 30, 2021 and the six months ended March 31, 2021 follow.

	Mar 31, 2021		Sept 30, 2021		Mar 31, 2022
Operating working capital	$781		$704		$1,300
Current ratio	1.3		1.3		1.7
Total debt-to-total capital	44.4%		40.3%		50.9%
Net debt-to-net capital	35.1%		30.4%		27.6%
Interest coverage ratio	16.6	X	18.6	X	21.5	X
The Company's operating working capital increased compared to the same quarter last year and compared to September 30, 2021 due to higher inventory levels to support sales growth and reflecting ongoing supply chain and logistics constraints. The increase in the current ratio reflects increased cash from the Company's $3 billion of debt issued in the first quarter of fiscal 2022 to support the AspenTech transaction and cash received in the first quarter related to the Vertiv subordinated interest of $438. The interest coverage ratio (earnings before income taxes plus interest expense, divided by interest expense) of 21.5X for the first six months of fiscal 2022 compares to 16.6X for the six months ended March 31, 2021. The increase reflects higher pretax earnings in the current year, including the Vertiv subordinated interest gain of $453. Excluding the gain, the interest coverage ratio was 16.8X.
In December 2021, the Company issued $1 billion of 2.00% notes due 2028, $1 billion of 2.20% notes due 2031 and $1 billion of 2.80% notes due 2051. The net proceeds from the sale of the notes will be used to pay a portion of the Company's contribution of approximately $6.0 billion to existing stockholders of Aspen Technology, Inc. (“AspenTech”) as part of the AspenTech transaction. In the second quarter of fiscal 2022, the Company increased its commercial paper borrowings by approximately $2.2 billion to generate additional cash to fund the AspenTech transaction. The Company expects to finance the remainder of the contribution through existing sources, including cash on hand, short-term debt capacity, and cash from operations. See Note 4 and Note 10.
Operating cash flow for the first six months of fiscal 2022 was $965, a decrease of $650 compared with $1,615 in the prior year due to higher inventory levels to support sales growth and reflecting ongoing supply chain and logistics constraints. Operating cash flow was also negatively impacted by approximately $45 of taxes paid in the second quarter of fiscal 2022 on the Vertiv subordinated interest gain. The remaining taxes owed on the gain are approximately $45 and are expected to be paid by the end of fiscal 2022. Free cash flow of $740 in the first six months of fiscal 2022 (operating cash flow of $965 less capital expenditures of $225) decreased $653 compared to free cash flow of $1,393 in 2021 (operating cash flow of $1,615 less capital expenditures of $222), reflecting the decrease in operating cash flow. Cash provided by investing activities was $159, reflecting cash received related to the Vertiv subordinated interest of $438. Cash provided by financing activities was $3,499, primarily due to proceeds of nearly $3 billion from the December 2021 debt issuance and increased commercial paper borrowings of $2.2 billion to fund the AspenTech transaction, partially offset by the repayment of $500 of long-term debt, dividend payments, and share repurchases.
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
Emerson maintains a conservative financial structure to provide the strength and flexibility necessary to achieve our strategic objectives and has been successful in efficiently deploying cash where needed worldwide to fund operations, complete acquisitions and sustain long-term growth. Emerson is in a strong financial position, with total assets of $29 billion and stockholders' equity of $11 billion, and has the resources available for reinvestment in existing businesses, strategic acquisitions and managing its capital structure on a short- and long-term basis.

FISCAL 2022 OUTLOOK
Emerson continues to see strong overall business performance while managing continued macroeconomic and geopolitical uncertainty, supply chain constraints and challenges related to COVID-19. For the full year, consolidated net sales are expected to be up 8 to 10 percent, with underlying sales up 9 to 11 percent excluding a 1 percent unfavorable impact from foreign currency translation. Automation Solutions net sales are expected to be up 6 to 8 percent, with underlying sales up 7 to 9 percent excluding a 1 percent unfavorable impact from foreign currency translation. Commercial & Residential Solutions net sales are expected to be up 11 to 13 percent with underlying sales up 12 to 14 percent excluding a 1 percent unfavorable impact from foreign currency translation. Earnings per share are expected to be $4.77 to $4.92, while adjusted earnings per share are expected to be $4.95 to $5.10. Adjusted earnings per share exclude a $0.20 impact from restructuring actions, a $0.39 impact from amortization of intangibles, a $0.60 gain from the Vertiv subordinated interest (see Note 4), and a $0.19 impact from transaction and Aspen Tech pre-closing costs. Operating cash flow is expected to be approximately $3.6 billion and free cash flow, which excludes projected capital spending of $600 million, is expected to be approximately $3.0 billion. Share repurchases are expected to be approximately $250 to $500 million in fiscal 2022. Emerson's guidance excludes the operational impact of the transaction with AspenTech, which is expected to close in the second calendar quarter of 2022, but does include estimated transaction fees and interest expense on $3 billion of debt already issued to fund the transaction. The guidance also excludes the effect of the Therm-O-Disc sale, expected to close in the second calendar quarter of 2022. The guidance includes the operational impact of exiting the Russia business, discussed below, but excludes any potential charges or other costs associated with the exit.
Statements in this report that are not strictly historical may be "forward-looking" statements, which involve risks and uncertainties, and Emerson undertakes no obligation to update any such statements to reflect later developments. These risks and uncertainties include the Company's ability to successfully complete on the terms and conditions contemplated, and the financial impact of, the proposed AspenTech transaction, the scope, duration and ultimate impact of the COVID-19 pandemic, and the Russia-Ukraine conflict, as well as economic and currency conditions, market demand, including related to the pandemic and oil and gas price declines and volatility, pricing, protection of intellectual property, cybersecurity, tariffs, competitive and technological factors, inflation, among others, which are set forth in the “Risk Factors” of Part I, Item 1A, and the "Safe Harbor Statement" of Part II, Item 7, to the Company's Annual Report on Form 10-K for the year ended September 30, 2021 and in subsequent reports filed with the SEC, which are hereby incorporated by reference.
On May 4, 2022, Emerson announced its intention to exit business operations in Russia and is exploring strategic options to divest Metran, its Russia-based manufacturing subsidiary. Emerson is committed to an orderly transfer of these assets and will support its employees through this process. Emerson's historical net sales in Russia were principally in the Automation Solutions segment and in total, represent approximately 1.5 percent of consolidated annual sales. As of March 31, 2022, Emerson's Russian operations had net assets of approximately $50 and accumulated foreign currency translation losses of approximately $145 (which will be recognized as a non-cash charge when the exit is completed). The Company is currently unable to estimate the full financial consequences of the exit due to uncertainty regarding the commercial terms of the exit and related tax impacts.
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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2022	268	$91.45	268	57,201
February 2022	25	$91.83	25	57,176
March 2022	—	—	—	57,176
Total	293	$91.48	293	57,176
In November 2015, the Board of Directors authorized the purchase of up to 70 million shares. In March 2020, the Board of Directors authorized the purchase of an additional 60 million shares and a total of approximately 57.2 million shares remain available for purchase under the authorizations.

Item 6. Exhibits

(a) Exhibits (Listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

2(b)
Amendment No. 1 to the Transaction Agreement and Plan of Merger, dated as of March 23, 2022, among Emerson Electric Co., Aspen Technology, Inc., EMR Worldwide Inc., Emersub CX, Inc. and Emersub CXI, Inc.

2(c)*	Amendment No. 2 to the Transaction Agreement and Plan of Merger, dated as of May 3, 2022, among Emerson Electric Co., Aspen Technology, Inc., EMR Worldwide Inc., Emersub CX, Inc. and Emersub CXI, Inc.

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

101
Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the three and six months ended March 31, 2022 and 2021, (ii) Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2022 and 2021, (iii) Consolidated Balance Sheets as of September 30, 2021 and March 31, 2022, (iv) Consolidated Statements of Equity for the three and six months ended March 31, 2022 and 2021, (v) Consolidated Statements of Cash Flows for the six months ended March 31, 2022 and 2021, and (vi) Notes to Consolidated Financial Statements for the three and six months ended March 31, 2022 and 2021.

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
May 4, 2022