Form 10-Q
period 2022-06-30
EMERSON ELECTRIC CO
filed 2022-08-09
CIK 32604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common stock of $0.50 par value per share outstanding at July 31, 2022: 591.3 million shares.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Consolidated Statements of Earnings
EMERSON ELECTRIC CO. & SUBSIDIARIES

Three and nine months ended June 30, 2021 and 2022
(Dollars in millions, except per share amounts; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2022	2021	2022
Net sales	$4,697	5,005	13,289	14,269

Cost of sales	2,715	2,908	7,722	8,398
Selling, general and administrative expenses	1,073	1,052	3,125	3,112
Gain on subordinated interest	—	—	—	(453)
Gain on sale of business	—	(483)	—	(483)
Other deductions, net	88	283	243	374
Interest expense (net of interest income of $3, $11, $9, and $18, respectively)	37	50	115	140

Earnings before income taxes	784	1,195	2,084	3,181

Income taxes	151	243	431	659

Net earnings	633	952	1,653	2,522

Less: Noncontrolling interests in subsidiaries	6	31	20	31

Net earnings common stockholders	$627	921	1,633	2,491

Earnings per share:
Basic	$1.05	1.55	2.73	4.19
Diluted	$1.04	1.54	2.71	4.17

Weighted average outstanding shares:
Basic	598.2	592.8	598.7	593.6
Diluted	602.1	596.2	602.3	596.9

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
EMERSON ELECTRIC CO. & SUBSIDIARIES

Three and nine months ended June 30, 2021 and 2022
(Dollars in millions; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2022	2021	2022
Net earnings	$633	952	1,653	2,522

Other comprehensive income (loss), net of tax:
Foreign currency translation	(5)	(187)	163	(319)
Pension and postretirement	27	18	81	54
Cash flow hedges	(6)	(27)	26	(17)
Total other comprehensive income (loss)	16	(196)	270	(282)

Comprehensive income	649	756	1,923	2,240

Less: Noncontrolling interests in subsidiaries	7	30	20	29
Comprehensive income common stockholders	$642	726	1,903	2,211

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
EMERSON ELECTRIC CO. & SUBSIDIARIES

(Dollars and shares in millions, except per share amounts; unaudited)

	Sept 30, 2021	June 30, 2022
ASSETS
Current assets
Cash and equivalents	$2,354	2,529
Receivables, less allowances of $116 and $112, respectively	2,971	2,957
Inventories	2,050	2,319
Other current assets	1,057	1,570
Total current assets	8,432	9,375

Property, plant and equipment, net	3,738	3,359
Other assets
Goodwill	7,723	14,748
Other intangible assets	2,877	6,930
Other	1,945	2,630
Total other assets	12,545	24,308
Total assets	$24,715	37,042

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current maturities of long-term debt	$872	3,227
Accounts payable	2,108	2,040
Accrued expenses	3,266	3,545
Total current liabilities	6,246	8,812

Long-term debt	5,793	8,367

Other liabilities	2,753	3,576

Equity
Common stock, $0.50 par value; authorized, 1,200.0 shares; issued, 953.4 shares; outstanding, 595.8 shares and 592.2 shares, respectively	477	477
Additional paid-in-capital	522	42
Retained earnings	26,047	27,618
Accumulated other comprehensive income (loss)	(872)	(1,152)
Cost of common stock in treasury, 357.6 shares and 361.2 shares, respectively	(16,291)	(16,670)
Common stockholders’ equity	9,883	10,315
Noncontrolling interests in subsidiaries	40	5,972
Total equity	9,923	16,287
Total liabilities and equity	$24,715	37,042

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Equity
EMERSON ELECTRIC CO. & SUBSIDIARIES

Three and nine months ended June 30, 2021 and 2022
(Dollars in millions; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2022	2021	2022

Common stock	$477	477	477	477

Additional paid-in-capital
Beginning balance	511	579	470	522
Stock plans	7	13	48	70
AspenTech acquisition	—	(550)	—	(550)
Ending balance	518	42	518	42

Retained earnings
Beginning balance	25,354	27,003	24,955	26,047
Net earnings common stockholders	627	921	1,633	2,491
Dividends paid (per share: $0.505, $0.515, $1.515 and $1.545, respectively)	(303)	(306)	(909)	(920)
Adoption of accounting standard	—	—	(1)	—
Ending balance	25,678	27,618	25,678	27,618

Accumulated other comprehensive income (loss)
Beginning balance	(1,322)	(957)	(1,577)	(872)
Foreign currency translation	(6)	(186)	163	(317)
Pension and postretirement	27	18	81	54
Cash flow hedges	(6)	(27)	26	(17)
Ending balance	(1,307)	(1,152)	(1,307)	(1,152)

Treasury stock
Beginning balance	(15,890)	(16,527)	(15,920)	(16,291)
Purchases	(193)	(145)	(275)	(430)
Issued under stock plans	8	2	120	51
Ending balance	(16,075)	(16,670)	(16,075)	(16,670)

Common stockholders' equity	9,291	10,315	9,291	10,315

Noncontrolling interests in subsidiaries
Beginning balance	50	39	42	40
Net earnings	6	31	20	31
Stock plans	—	15	—	15
Other comprehensive income	1	(1)	—	(2)
Dividends paid	(9)	(2)	(14)	(2)
AspenTech acquisition	—	5,890	—	5,890
Ending balance	48	5,972	48	5,972

Total equity	$9,339	16,287	9,339	16,287

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
EMERSON ELECTRIC CO. & SUBSIDIARIES

Nine Months Ended June 30, 2021 and 2022
(Dollars in millions; unaudited)

	Nine Months Ended
	June 30,
	2021	2022
Operating activities
Net earnings	$1,653	2,522
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	720	722
Stock compensation	191	107
Pension expense	23	2
Changes in operating working capital	246	(706)
Gain on subordinated interest	—	(453)
Gain on sale of business	—	(428)
Other, net	(113)	(61)
Cash provided by operating activities	2,720	1,705

Investing activities
Capital expenditures	(350)	(335)
Purchases of businesses, net of cash and equivalents acquired	(1,611)	(5,615)
Divestitures of businesses	—	578
Proceeds from subordinated interest	—	438
Other, net	53	(41)
Cash used in investing activities	(1,908)	(4,975)

Financing activities
Net increase in short-term borrowings	31	1,633
Proceeds from short-term borrowings greater than three months	71	1,162
Payments of short-term borrowings greater than three months	—	(445)
Proceeds from long-term debt	—	2,975
Payments of long-term debt	(305)	(512)
Dividends paid	(909)	(918)
Purchases of common stock	(268)	(418)
Other, net	89	80
Cash provided by (used in) financing activities	(1,291)	3,557

Effect of exchange rate changes on cash and equivalents	24	(112)
Increase (Decrease) in cash and equivalents	(455)	175
Beginning cash and equivalents	3,315	2,354
Ending cash and equivalents	$2,860	2,529

Changes in operating working capital
Receivables	$76	(118)
Inventories	(160)	(513)
Other current assets	(69)	(86)
Accounts payable	216	80
Accrued expenses	183	(69)
Total changes in operating working capital	$246	(706)

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
EMERSON ELECTRIC CO. & SUBSIDIARIES

(Dollars and shares in millions, except per share amounts or where noted)

(1) BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary for a fair presentation of operating results for the interim periods presented. Adjustments consist of normal and recurring accruals. The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all disclosures required for annual financial statements presented in conformity with U.S. generally accepted accounting principles (GAAP). For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2021. Certain prior year amounts have been reclassified to conform to the current year presentation to reflect the business combination with AspenTech (see Note 4), which is reported as a new segment and includes the historical results of Open Systems International, Inc. and the Geological Simulation Software business. These businesses were previously reported in the Automation Solutions segment (see Note 13).

Effective October 1, 2021, the Company adopted three accounting standard updates which had an immaterial or no impact on the Company's financial statements as of and for the nine months ended June 30, 2022. These included:

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

The following table summarizes the balances of the Company's unbilled receivables (contract assets), which are reported in Other assets (current and noncurrent), and its customer advances (contract liabilities), which are reported in Accrued expenses and Other liabilities.

	Sept 30, 2021	June 30, 2022
Unbilled receivables (contract assets)	$528	1,323
Customer advances (contract liabilities)	(730)	(917)
Net contract assets (liabilities)	$(202)	406

The majority of the Company's contract balances relate to (1) arrangements where revenue is recognized over time and payments from customers are made according to a contractual billing schedule, and (2) revenue from term software license arrangements sold by AspenTech where the license revenue is recognized upfront upon delivery. The change in the net contract balance was due to the AspenTech acquisition, which added net contract assets of approximately $700, partially offset by an increase in net contract liabilities for the Company's existing businesses due to customer billings exceeding revenue recognized for performance completed during the period.

Revenue recognized for the three and nine months ended June 30, 2022 included $63 and $519 that was included in the beginning contract liability balance. Other factors that impacted the change in net contract liabilities were immaterial. Revenue recognized for the three and nine months ended June 30, 2022 for performance obligations that were satisfied in previous periods, including cumulative catchup adjustments on the Company's long-term contracts, was not material.

As of June 30, 2022, the Company's backlog relating to unsatisfied (or partially unsatisfied) performance obligations in contracts with its customers was approximately $8.5 billion, which includes approximately $700 related to the AspenTech acquisition. AspenTech's remaining performance obligations primarily relate to software maintenance in long-term contracts for unspecified future software updates provided on a when-and-if available basis. The Company expects to recognize approximately 80 percent of its remaining performance obligations as revenue over the next 12 months, with the remainder substantially over the following two years.

(3) COMMON SHARES AND SHARE-BASED COMPENSATION

Reconciliations of weighted-average shares for basic and diluted earnings per common share follow. Earnings allocated to participating securities were inconsequential.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2022	2021	2022

Basic shares outstanding	598.2	592.8	598.7	593.6
Dilutive shares	3.9	3.4	3.6	3.3
Diluted shares outstanding	602.1	596.2	602.3	596.9

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

As discussed in Note 4, Emerson completed the acquisition of AspenTech in the third quarter of fiscal 2022. New AspenTech, as defined in Note 4, operates as a separate publicly traded company and has various stock-based compensation plans, including stock options and restricted stock units, which are settled in their own common stock and are accounted for as equity awards. Stock compensation expense for New AspenTech was $15 for the three and nine months ended June 30, 2022.

(4) ACQUISITIONS AND DIVESTITURES

Aspen Technology

On May 16, 2022, the Company completed the transactions contemplated by its definitive agreement with Aspen Technology, Inc. ("AspenTech") to contribute two of Emerson's stand-alone industrial software businesses, Open Systems International, Inc. and the Geological Simulation Software business (collectively, the “Emerson Industrial Software Business”), along with approximately $6.0 billion in cash to AspenTech stockholders, to create "New AspenTech", a diversified, high-performance industrial software leader with greater scale, capabilities and technologies. Upon closing of the transaction, Emerson beneficially owned 55 percent of the outstanding shares of New AspenTech common stock (on a fully diluted basis) and former AspenTech stockholders owned the remaining outstanding shares of New AspenTech common stock. New AspenTech and its subsidiaries now operate under AspenTech’s previous name “Aspen Technology, Inc.” and New AspenTech common stock is traded on NASDAQ under AspenTech’s previous stock ticker symbol “AZPN.”

The business combination has been accounted for using the acquisition method of accounting with Emerson considered the accounting acquirer of AspenTech. The net assets of AspenTech were recorded at their estimated fair value and the Emerson Industrial Software Business continues at its historical basis. The Company recorded a noncontrolling interest of $5.9 billion for the 45 percent ownership interest of former AspenTech stockholders in New AspenTech. The noncontrolling interest associated with the AspenTech acquired net assets was recorded at fair value determined using the closing market price per share of AspenTech as of May 16, 2022, while the portion attributable to the Emerson Industrial Software business was recorded at its historical carrying amount. The impact of recognizing the noncontrolling interest in the Emerson Industrial Software Business resulted in a decrease to additional paid-in-capital of $550.
The following table summarizes the components of the purchase consideration reflected in the acquisition accounting using AspenTech's shares outstanding and closing market price per share as of May 16, 2022 (in millions except share and per share data):

AspenTech shares outstanding	66,662,482
AspenTech share price	$166.30
Purchase price	$11,086
Value of stock-based compensation awards attributable to pre-combination service	102
Total purchase consideration	$11,188

The total purchase consideration for AspenTech was preliminarily allocated to assets and liabilities as follows. Valuations of acquired assets and liabilities are in-process and subject to refinement.

Cash and equivalents	$274
Receivables	61
Other current assets	262
Property, plant equipment	4
Goodwill ($34 expected to be tax-deductible)	7,223
Other intangible assets	4,390
Other assets	511
Total assets	12,725

Short-term borrowings	27
Accounts payable	8
Accrued expenses	113
Long-term debt	253
Deferred taxes and other liabilities	1,136
Total purchase consideration	$11,188

Emerson's cash contribution of approximately $6.0 billion was paid out at approximately $87.69 per share (on a fully diluted basis) to holders of issued and outstanding shares of AspenTech common stock as of the closing of the transactions, with $168 of cash remaining on New AspenTech's balance sheet as of the closing which is not included in the allocation of purchase consideration above.

The estimated intangible assets attributable to the transaction are comprised of the following (in millions):

	Amount	Estimated Weighted Average Life (Years)
Developed technology	$1,350	10
Customer relationships	2,300	15
Trade names	430	Indefinite-lived
Backlog	310	3
Total	$4,390

Results of operations for the third quarter of 2022 attributable to the AspenTech acquisition include sales of $173 while the impact to GAAP net earnings was not material.

Pro Forma Financial Information

The following unaudited proforma consolidated condensed financial results of operations are presented as if the acquisition of AspenTech occurred on October 1, 2020. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved had the acquisition occurred as of that time ($ in millions, except per share amounts).

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2022	2021	2022
Net Sales	$4,895	5,060	13,884	14,683
Net earnings common stockholders	$614	964	1,480	2,517
Diluted earnings per share	$1.02	1.62	2.46	4.21

The pro forma results for the nine months ended June 30, 2021 include $159 of transaction costs which were assumed to be incurred in the first fiscal quarter of 2021. Of these transaction costs, $61 and $91 were included in the Company's reported results for the three and nine months ended June 30, 2022, respectively, but have been excluded from the fiscal 2022 pro forma results above. In addition, AspenTech incurred $68 of transaction costs prior to the completion of the acquisition that were not included in Emerson's reported results. The pro forma results for the three and nine months ended June 30, 2021 include estimated interest expense of $37 and $110, respectively, related to the issuance of $3 billion of term debt and increased commercial paper borrowings to fund the acquisition, while results for the nine months ended June 30, 2022 include additional interest expense of $56 to reflect the increased borrowings as if they were outstanding for the entire fiscal year.

Other Transactions

On August 8, 2022 the Company announced an agreement to sell its InSinkErator business, which manufactures food waste disposers and is reported in the Tools & Home Products segment, to Whirlpool Corporation for $3.0 billion. This business had sales and pretax earnings of $565 and $143 in fiscal 2021 and $480 and $117 for the nine months ended June 30, 2022. The assets and liabilities of InSinkErator were classified as held-for-sale as of June 30, 2022 and are included in other current assets, other assets, accrued expenses and other liabilities in the consolidated balance sheet. The transaction is expected to close in fiscal 2023, subject to regulatory approvals and other customary closing conditions.

On July 27, 2022, New AspenTech entered into an agreement to acquire Micromine, a global leader in design and operational solutions for the mining industry, for AU$900 (approximately $623 USD). The transaction is expected to close by the end of calendar 2022, subject to various regulatory approvals.

On May 31, 2022 the Company completed the divestiture of its Therm-O-Disc sensing and protection technologies business, which was reported in the Climate Technologies segment, to an affiliate of One Rock Capital Partners, LLC. The Company recognized a pretax gain of $483 ($428 after-tax, $0.72 per share).
On May 4, 2022, Emerson announced its intention to exit business operations in Russia and divest Metran, its Russia-based manufacturing subsidiary. Emerson's historical net sales in Russia were principally in the Automation Solutions segment and in total, represented approximately 1.5 percent of consolidated annual sales. In the third quarter of fiscal 2022, the Company recognized a pretax loss of $162 ($174 after-tax, in total $0.29 per share) related to its exit of business operations in Russia. This charge, which included a loss of $32 in operations and $130 reported in Other deductions ($9 of which is reported in restructuring costs), is primarily non-cash. Emerson is committed to an orderly transfer of these assets and will support its employees through this process.

On October 1, 2020, the Company completed the acquisition of Open Systems International, Inc. ("OSI"), a leading operations technology software provider in the global power industry, for approximately $1.6 billion, net of cash acquired. This business, which had net sales of $191 in fiscal 2021 and is now reported in the AspenTech segment, expanded the Company's offerings in the power industry to include the digitization and modernization of the electric grid. The Company recognized goodwill of $967 (none of which is expected to be tax deductible), identifiable intangible assets of $783, primarily intellectual property and customer relationships with a weighted-average useful life of approximately 11 years, and deferred tax liabilities of approximately $193. Results of operations for the three months ended June 30, 2021 included first year pre-tax acquisition accounting charges related to backlog amortization and deferred revenue of $7 and $3, respectively, while year-to-date results included $24 and $11, respectively.

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
(5) PENSION & POSTRETIREMENT PLANS

Total periodic pension and postretirement (income) expense is summarized below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2022	2021	2022
Service cost	$21	19	63	57
Interest cost	32	34	96	102
Expected return on plan assets	(84)	(78)	(252)	(234)
Net amortization	35	23	105	69
Total	$4	(2)	12	(6)

(6) OTHER DEDUCTIONS, NET

Other deductions, net are summarized below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2022	2021	2022

Amortization of intangibles (intellectual property and customer relationships)	$71	98	223	223
Restructuring costs	28	31	111	50
Acquisition/divestiture costs	2	61	11	97
Foreign currency transaction (gains) losses	1	(13)	7	(41)
Investment-related gains & gains from sales of capital assets	—	—	(69)	(15)
Russia business exit	—	121	—	121
Other	(14)	(15)	(40)	(61)
Total	$88	283	243	374

In the third quarter of fiscal 2022, intangibles amortization for the three and nine months ended June 30, 2022 included $32 related to the AspenTech acquisition, while the prior year included backlog amortization related to the OSI acquisition of $7 and $24, respectively. Other is composed of several items, including pension expense, litigation costs, provision for bad debt and other items, none of which is individually significant.

(7) RESTRUCTURING COSTS

Restructuring expense reflects costs associated with the Company’s ongoing efforts to improve operational efficiency and deploy assets globally in order to remain competitive on a worldwide basis. Expenses incurred in the first nine months of fiscal 2022 included costs related to workforce reductions of approximately 1,400 employees. The Company expects fiscal 2022 restructuring expense and related costs to be approximately $150, including costs to complete actions initiated in the first nine months of the year.

Restructuring expense by business segment follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2022	2021	2022

Automation Solutions	$20	20	92	33

AspenTech	(2)	1	2	1

Climate Technologies	4	2	8	5
Tools & Home Products	2	(1)	4	1
Commercial & Residential Solutions	6	1	12	6

Corporate	4	9	5	10

Total	$28	31	111	50

Details of the change in the liability for restructuring costs during the nine months ended June 30, 2022 follow:

	Sept 30, 2021	Expense	Utilized/Paid	June 30, 2022

Severance and benefits	$172	20	52	140
Other	4	30	29	5
Total	$176	50	81	145
The tables above do not include $4 and $12 of costs related to restructuring actions incurred for the three months ended June 30, 2021 and 2022, respectively, that are required to be reported in cost of sales and selling, general and administrative expenses; year-to-date amounts are $11 and $26, respectively.

(8) TAXES

Income taxes were $243 in the third quarter of fiscal 2022 and $151 in 2021, resulting in effective tax rates of 20 percent and 19 percent, respectively. Favorable net discrete tax items decreased the tax rates by 2 and 3 percentage points, respectively.

Income taxes were $659 for the first nine months of 2022 and $431 for 2021, resulting in effective tax rates of 21 percent and 21 percent, respectively. The current year rate included a 2 percentage point benefit related to the completion of tax examinations, partially offset by portfolio restructuring activities which negatively impacted the rate by 1 percentage points, while the prior year had favorable net discrete items which reduced the rate 1 percentage point.
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

(9) OTHER FINANCIAL INFORMATION

	Sept 30, 2021	June 30, 2022
Inventories
Finished products	$616	681
Raw materials and work in process	1,434	1,638
Total	$2,050	2,319

Property, plant and equipment, net
Property, plant and equipment, at cost	$9,427	8,824
Less: Accumulated depreciation	5,689	5,465
Total	$3,738	3,359

Goodwill by business segment
Automation Solutions	$5,508	5,378

AspenTech	1,044	8,266

Climate Technologies	753	719
Tools & Home Products	418	385
Commercial & Residential Solutions	1,171	1,104

Total	$7,723	14,748

Other intangible assets
Gross carrying amount	$5,911	10,215
Less: Accumulated amortization	3,034	3,285
Net carrying amount	$2,877	6,930
Other intangible assets include customer relationships, net, of $1,495 and $3,614 as of September 30, 2021 and June 30, 2022, respectively.
The increase in goodwill and intangibles was primarily due to the AspenTech acquisition. See Note 4.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2022	2021	2022
Depreciation and amortization expense include the following:
Depreciation expense	$123	117	369	366
Amortization of intangibles (includes $14, $31, $42, and $59 reported in Cost of Sales, respectively)	86	129	266	282
Amortization of capitalized software	28	24	85	74
Total	$237	270	720	722
Amortization of intangibles included $49 related to the AspenTech acquisition for the three and nine months ended June 30, 2021, while the prior year included backlog amortization of $7 and $24 related to the OSI acquisition for the three and nine months ended June 30, 2021, respectively. For the three and nine months ended June 30, 2022, $5 of amortization of intangibles included in the table above is reported as a restructuring related cost.

	Sept 30, 2021	June 30, 2022
Other assets include the following:
Pension assets	$1,015	1,083
Operating lease right-of-use assets	558	531
Unbilled receivables (contract assets)	—	475
Deferred income taxes	115	98
Asbestos-related insurance receivables	95	87

Accrued expenses include the following:
Customer advances (contract liabilities)	$730	886
Employee compensation	690	574
Operating lease liabilities (current)	155	154
Product warranty	146	119

Other liabilities include the following:
Deferred income taxes	$711	1,736
Pension and postretirement liabilities	676	656
Operating lease liabilities (noncurrent)	413	384
Asbestos litigation	256	230
The increases in Unbilled receivables and Deferred income taxes were primarily due to the AspenTech acquisition. See Notes 2 and 4.
(10) DEBT
In December 2021, the Company issued $1 billion of 2.0% notes due December 2028, $1 billion of 2.2% notes due December 2031, and $1 billion of 2.8% notes due December 2051. The Company's commercial paper borrowings also increased by approximately $2.4 billion compared to September 30, 2021. The Company used the net proceeds from the sale of the notes and the increased commercial paper borrowings to fund the majority of its contribution of approximately $6.0 billion to existing stockholders of AspenTech as part of the transaction discussed further in Note 4.

In the first quarter of fiscal 2022, the Company repaid $500 of 2.625% notes that matured.

In the third quarter of fiscal 2022, the acquisition of AspenTech increased the Company's long-term debt by approximately $250. See Note 4.

(11) FINANCIAL INSTRUMENTS
Hedging Activities – As of June 30, 2022, the notional amount of foreign currency hedge positions was approximately $2.1 billion, and commodity hedge contracts totaled approximately $170 (primarily 45 million pounds of copper and aluminum). All derivatives receiving hedge accounting are cash flow hedges. The majority of hedging gains and losses deferred as of June 30, 2022 are expected to be recognized over the next 12 months as the underlying forecasted transactions occur. Gains and losses on foreign currency derivatives reported in Other deductions, net reflect hedges of balance sheet exposures that do not receive hedge accounting.
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

The following gains and losses are included in earnings and other comprehensive income (OCI) for the three and nine months ended June 30, 2021 and 2022:

		Into Earnings				Into OCI
		3rd Quarter		Nine Months		3rd Quarter		Nine Months
Gains (Losses)	Location	2021	2022	2021	2022	2021	2022	2021	2022
Commodity	Cost of sales	$13	5	24	18	8	(32)	34	(9)
Foreign currency	Sales	—	(1)	2	—	—	(3)	3	(5)
Foreign currency	Cost of sales	3	10	5	21	1	15	28	32
Foreign currency	Other deductions, net	8	56	33	108

Net Investment Hedges
Euro denominated debt						6	84	(21)	163
Total		$24	70	64	147	15	64	44	181

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
Fair Value Measurement – Valuations for all derivatives and the Company's long-term debt fall within Level 2 of the GAAP valuation hierarchy. As of June 30, 2022, the fair value of long-term debt was $8.1 billion, which was lower than the carrying value by $816. The fair values of commodity and foreign currency contracts were reported in Other current assets and Accrued expenses and did not materially change since September 30, 2021.
Counterparties to derivatives arrangements are companies with investment-grade credit ratings. The Company has bilateral collateral arrangements with counterparties with credit rating-based posting thresholds that vary depending on the arrangement. If credit ratings on the Company's debt fall below pre-established levels, counterparties can require immediate full collateralization of all derivatives in net liability positions. The maximum amount that could potentially have been required was immaterial. The Company also can demand full collateralization of derivatives in net asset positions should any counterparty credit ratings fall below certain thresholds. No collateral was posted with counterparties and none was held by the Company as of June 30, 2022.

(12) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Activity in Accumulated other comprehensive income (loss) for the three and nine months ended June 30, 2021 and 2022 is shown below, net of income taxes:
	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2022	2021	2022
Foreign currency translation
Beginning balance	$(542)	(760)	(711)	(629)
Other comprehensive income (loss), net of tax of $(1), $(20), $5 and $(38), respectively	(6)	(186)	163	(317)
Ending balance	(548)	(946)	(548)	(946)

Pension and postretirement
Beginning balance	(810)	(223)	(864)	(259)
Amortization of deferred actuarial losses into earnings, net of tax of $(8), $(5), $(24) and $(15), respectively	27	18	81	54
Ending balance	(783)	(205)	(783)	(205)

Cash flow hedges
Beginning balance	30	26	(2)	16
Gains deferred during the period, net of taxes of $(2), $5, $(15) and $(4), respectively	7	(15)	50	14
Reclassification of realized (gains) losses to sales and cost of sales, net of tax of $3, $4, $7 and $10, respectively	(13)	(12)	(24)	(31)
Ending balance	24	(1)	24	(1)

Accumulated other comprehensive income (loss)	$(1,307)	(1,152)	(1,307)	(1,152)

(13) BUSINESS SEGMENTS

As a result of the AspenTech acquisition, the Company identified one additional segment in the third quarter of fiscal 2022. The new segment, referred to as "AspenTech," reflects the combined results of AspenTech and the Emerson Industrial Software Business (see Note 4 for further details). The results for this new segment include the historical results of the Emerson Industrial Software Business (which were previously reported in the Automation Solutions segment), while results related to the AspenTech business only include periods subsequent to the close of the transaction. Prior year amounts for the Automation Solutions segment have been reclassified to conform to the current year presentation.

Summarized information about the Company's results of operations by business segment follows:

	Three Months Ended June 30,				Nine Months Ended June 30,
	Sales		Earnings		Sales		Earnings
	2021	2022	2021	2022	2021	2022	2021	2022

Automation Solutions	$2,865	2,872	519	530	8,193	8,451	1,354	1,618

AspenTech	82	239	2	57	239	405	(1)	51

Climate Technologies	1,268	1,380	274	300	3,459	3,884	731	754
Tools & Home Products	489	522	101	107	1,419	1,546	311	317
Commercial & Residential Solutions	1,757	1,902	375	407	4,878	5,430	1,042	1,071

Stock compensation			(66)	(16)			(191)	(107)
Unallocated pension and postretirement costs			24	25			71	76
Corporate and other			(33)	(241)			(76)	(324)
Gain on subordinated interest			—	—			—	453
Gain on sale of business			—	483			—	483
Eliminations/Interest	(7)	(8)	(37)	(50)	(21)	(17)	(115)	(140)
Total	$4,697	5,005	784	1,195	13,289	14,269	2,084	3,181
Corporate and other for the three and nine months ended June 30, 2022 includes a loss of $162 related to the Company's exit of business operations in Russia and acquisition/divestiture costs of $61 and $97, respectively.

Automation Solutions sales by major product offering are summarized below.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2022	2021	2022

Measurement & Analytical Instrumentation	$781	785	2,211	2,287
Valves, Actuators & Regulators	880	905	2,522	2,604
Industrial Solutions	593	575	1,656	1,743
Systems & Software	611	607	1,804	1,817
Automation Solutions	$2,865	2,872	8,193	8,451

Depreciation and amortization (includes intellectual property, customer relationships and capitalized software) by business segment are summarized below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2022	2021	2022
Automation Solutions	$128	127	393	383

AspenTech	24	73	71	119

Climate Technologies	48	43	144	136
Tools & Home Products	20	19	59	58
Commercial & Residential Solutions	68	62	203	194

Corporate and other	17	8	53	26
Total	$237	270	720	722

Sales by geographic destination are summarized below:

	Three Months Ended June 30,
	2021				2022
	Automation Solutions	Aspen Tech	Commercial & Residential Solutions	Total	Automation Solutions	Aspen Tech	Commercial & Residential Solutions	Total

Americas	$1,269	52	1,190	2,511	1,418	131	1,362	2,911
Asia, Middle East & Africa	997	14	331	1,342	929	50	321	1,300
Europe	599	16	236	851	525	58	219	802
Total	$2,865	82	1,757	4,704	2,872	239	1,902	5,013

	Nine Months Ended June 30,
	2021				2022
	Automation Solutions	Aspen Tech	Commercial & Residential Solutions	Total	Automation Solutions	Aspen Tech	Commercial & Residential Solutions	Total

Americas	$3,561	150	3,290	7,001	3,942	234	3,789	7,965
Asia, Middle East & Africa	2,861	46	944	3,851	2,894	85	981	3,960
Europe	1,771	43	644	2,458	1,615	86	660	2,361
Total	$8,193	239	4,878	13,310	8,451	405	5,430	14,286

Items 2 and 3.

Management's Discussion and Analysis of Financial Condition and Results of Operations
(Dollars are in millions, except per share amounts or where noted)

OVERVIEW

For the third quarter of fiscal 2022, net sales were $5.0 billion, up 7 percent compared with the prior year. Underlying sales, which exclude foreign currency translation, acquisitions and divestitures, were up 7 percent. The AspenTech acquisition added 4 percent and divestitures deducted 1 percent, while foreign currency translation had a 3 percent unfavorable impact. Sales growth continued to be strong in the quarter, benefiting from strong results in North America, despite headwinds due to the impact of lockdowns in China and supply chain and logistics constraints.
Net earnings common stockholders were $921, up 47 percent, and diluted earnings per share were $1.54, up 48 percent compared with $1.04 in the prior year. Adjusted diluted earnings per share were $1.38 compared with $1.19 in the prior year, reflecting strong operating results and a $0.08 benefit related to the AspenTech acquisition.

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

Three Months Ended June 30	2021	2022

Diluted earnings per share	$1.04	1.54

Restructuring and related costs	0.04	0.05
Amortization of intangibles	0.10	0.13
Gain on sale of business	—	(0.72)
Russia business exit	—	0.29
Acquisition/divestiture costs and pre-acquisition interest on AspenTech debt	—	0.09
OSI first year acquisition accounting charges	0.01	—

Adjusted diluted earnings per share	$1.19	1.38
The table below summarizes the changes in adjusted diluted earnings per share. The items identified below are discussed throughout MD&A, see further discussion above and in the Business Segments and Financial Position sections below.

Three Months Ended
Adjusted diluted earnings per share - June 30, 2021	$1.19

Operations	0.09
AspenTech acquisition	0.08
Corporate and other	(0.03)
Stock compensation	0.08
Foreign currency	(0.02)
Higher effective tax rate	(0.03)
Share repurchases	0.02

Adjusted diluted earnings per share - June 30, 2022	$1.38

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30

Following is an analysis of the Company’s operating results for the third quarter ended June 30, 2021, compared with the third quarter ended June 30, 2022.

	2021	2022	Change
(dollars in millions, except per share amounts)

Net sales	$4,697	5,005	7%
Gross profit	$1,982	2,097	6%
Percent of sales	42.2%	41.9%	(0.3) pts

SG&A	$1,073	1,052	(2)%
Percent of sales	22.9%	21.0%	(1.9) pts

Gain on sale of business	$—	(483)

Other deductions, net	$88	283
Amortization of intangibles	$71	98
Restructuring costs	$28	31

Interest expense, net	$37	50

Earnings before income taxes	$784	1,195	52%
Percent of sales	16.7%	23.9%	7.2 pts
Net earnings common stockholders	$627	921	47%
Percent of sales	13.3%	18.4%	5.1 pts

Diluted earnings per share	$1.04	1.54	48%

Net sales for the third quarter of fiscal 2022 were $5.0 billion, up 7 percent compared with 2021. Automation Solutions sales were flat, Commercial & Residential Solutions sales were up 8 percent and AspenTech sales were up 189 percent. Underlying sales were up 7 percent on 1 percent higher volume and 6 percent higher price, while foreign currency translation had a 3 percent negative impact. The AspenTech acquisition added 4 percent, while divestitures deducted 1 percent. Underlying sales were up 15 percent in the U.S. and up 1 percent internationally. The Americas was up 14 percent, Europe was flat and Asia, Middle East & Africa was down 1 percent (China down 6 percent due to the impact of lockdowns).

Cost of sales for the third quarter of fiscal 2022 were $2,908, an increase of $193 compared with 2021, due to higher sales volume and higher materials costs. Gross margin of 41.9 percent decreased 0.3 percentage points, as freight and other inflation negatively impacted margins, while price less net material inflation was favorable but had a dilutive impact on margins. The AspenTech acquisition benefited gross margin by 1.6 percentage points, while the Russia business exit negatively impacted gross margin by 0.6 percentage points.
Selling, general and administrative (SG&A) expenses of $1,052 decreased $21 and SG&A as a percent of sales decreased 1.9 percentage points to 21.0 percent compared with the prior year, reflecting leverage on higher sales and lower stock compensation expense of $50, partially offset by higher wage and other inflation.
On May 31, 2022, the Company completed the sale of its Therm-O-Disc sensing and protection technologies business to an affiliate of One Rock Capital Partners, LLC. The Company recognized a pretax gain of $483 ($428 after-tax, $0.72 per share). See Note 4.

Other deductions, net were $283 in 2022, an increase of $195 compared with the prior year, reflecting a charge of $130 related to the Company exiting its business in Russia ($9 of which is reported in restructuring costs). Acquisition/divestiture costs of $61 and a favorable impact from foreign currency transactions of $14 also impacted comparisons. Intangibles amortization was higher by $27, as the current year included $32 related to the AspenTech acquisition, while the prior year included backlog amortization of $7 related to the OSI acquisition. See Notes 6 and 7.

Pretax earnings of $1,195 increased $411, up 52 percent compared with the prior year. Earnings increased $11 in Automation Solutions, $55 in AspenTech and $32 in Commercial & Residential Solutions, while costs reported at Corporate increased $157 largely due to the Russia business exit loss. See the Business Segments discussion that follows and Note 13.

Income taxes were $243 in the third quarter of fiscal 2022 and $151 in 2021, resulting in effective tax rates of 20 percent and 19 percent, respectively. Favorable net discrete tax items decreased the tax rates by 2 and 3 percentage points, respectively.

Net earnings common stockholders in the third quarter of fiscal 2022 were $921, up 47 percent, compared with $627 in the prior year, and earnings per share were $1.54, up 48 percent, compared with $1.04 in the prior year. See discussion in the Overview above and the analysis below of adjusted earnings per share for further details.

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

Three Months Ended June 30	2021	2022	Change

Earnings before income taxes	$784	1,195	52%
Percent of sales	16.7%	23.9%	7.2 pts
Interest expense, net	37	50
Restructuring and related costs	32	34
Amortization of intangibles	79	124
Gain on sale of business	—	(483)
Russia business exit	—	162
Acquisition/divestiture costs	—	61
OSI first year acquisition accounting charges	10	—
Adjusted EBITA	$942	1,143	21%
Percent of sales	20.1%	22.8%	2.7 pts

Business Segments
Following is an analysis of operating results for the Company’s business segments for the third quarter ended June 30, 2021, compared with the third quarter ended June 30, 2022. The Company defines segment earnings as earnings before interest and taxes. See Note 13 for a discussion of the Company's business segments.

AUTOMATION SOLUTIONS

Three Months Ended June 30	2021	2022	Change

Sales	$2,865	2,872	—%
Earnings	$519	530	2%
Margin	18.1%	18.5%	0.4 pts

Restructuring and related costs	$20	31
Amortization of intangibles	$44	41

Adjusted EBITA	$583	602	3%
Adjusted EBITA Margin	20.3%	21.0%	0.7 pts

Sales by Major Product Offering
Measurement & Analytical Instrumentation	$781	785	1%
Valves, Actuators & Regulators	880	905	3%
Industrial Solutions	593	575	(3)%
Systems & Software	611	607	(1)%
Total	$2,865	2,872	—%
Automation Solutions sales were $2,872 in the third quarter, essentially flat compared with the prior year. Foreign currency translation had a 4 percent unfavorable impact. Underlying sales increased 4 percent on 1 percent higher volume and 3 percent higher price, reflecting strength in North America partially offset by softness in Asia, Middle East & Africa. Overall, demand remained steady during the quarter, but lockdowns in China, electronic component shortages, and other supply chain and logistics constraints unfavorably impacted sales. Underlying sales increased 12 percent in the Americas (U.S. up 14 percent), as process end markets remained strong, while Europe, which was negatively impacted by the business exit from Russia, was down 2 percent, and Asia, Middle East & Africa decreased 3 percent (China down 2 percent). Sales for Measurement & Analytical Instrumentation increased $4, or 1 percent as market conditions remained strong for North American process industries, offset by weakness in Asia, Middle East & Africa due to component shortages and other supply chain constraints. Valves, Actuators & Regulators increased $25, or 3 percent, reflecting strength in chemical end markets, partially offset by the impact of lockdowns in China. Industrial Solutions sales were down $18, or 3 percent, reflecting unfavorable currency translation and the impact of lockdowns in China, partially offset by strength in North America. Systems & Software decreased $4, or 1 percent, reflecting unfavorable currency translation and the impact of component shortages. Results were strong in North America, offset by weakness in Europe. Earnings were $530, an increase of $11, or 2 percent, and margin increased 0.4 percentage points to 18.5 percent, reflecting leverage on higher volume, favorable mix and savings from cost reduction actions. Price less net material inflation was slightly favorable, while freight and other inflation negatively impacted margin.

ASPENTECH

Three Months Ended June 30	2021	2022	Change

Sales	$82	239	189%
Earnings	$2	57	2,950%
Margin	2.2%	23.7%	21.5 pts

Restructuring and related costs	$(2)	1
Amortization of intangibles	$22	71

Adjusted EBITA	$22	129	483%
Adjusted EBITA Margin	26.7%	53.8%	27.1 pts

As a result of the AspenTech acquisition, the Company identified one additional segment in the third quarter of fiscal 2022. The new segment, referred to as "AspenTech," reflects the combined results of AspenTech and the Emerson Industrial Software Business (see Note 4 for further details). The results for this new segment include the historical results of the Emerson Industrial Software Business (which were previously reported in the Automation Solutions segment), while results related to the AspenTech business include only periods subsequent to the close of the transaction on May 16, 2022.

AspenTech sales were $239 in the third quarter, an increase of $157 or 189% due to the acquisition of AspenTech. Earnings were $57, an increase of $55, and margin improved to 23.7 percent, reflecting the impact of the AspenTech acquisition. Results for the third quarter of fiscal 2022 included intangibles amortization of $49 related to the AspenTech acquisition ($17 of which was reported in Cost of sales). See Note 4.

COMMERCIAL & RESIDENTIAL SOLUTIONS

Three Months Ended June 30	2021	2022	Change

Sales:
Climate Technologies	$1,268	1,380	9%
Tools & Home Products	489	522	7%
Total	$1,757	1,902	8%

Earnings:
Climate Technologies	$274	300	10%
Tools & Home Products	101	107	5%
Total	$375	407	8%
Margin	21.3%	21.4%	0.1 pts

Restructuring and related costs	$7	1
Amortization of intangibles	$13	12

Adjusted EBITA	$395	420	6%
Adjusted EBITA Margin	22.5%	22.0%	(0.5) pts

Commercial & Residential Solutions sales were $1.9 billion in the third quarter, up $145, or 8 percent compared to the prior year. Foreign currency translation had a 2 percent unfavorable impact and divestitures deducted 3 percent. Underlying sales increased 13 percent on 1 percent higher volume and 12 percent higher price. Overall, underlying sales increased 16 percent in the Americas (U.S. up 16 percent), 6 percent in Europe and 5 percent in Asia, Middle East & Africa (China down 18 percent). Climate Technologies sales were $1.4 billion in the third quarter, an increase of $112, or 9 percent. Air conditioning, heating and refrigeration sales were strong across all end markets except for China which was negatively impacted by lockdowns. Tools & Home Products sales were $522 in the third quarter, an increase of $33, or 7 percent. Sales of food waste disposers and professional tools were strong while wet/dry vacuums sales decreased modestly due to difficult comparisons. Earnings were $407, up 8 percent compared with the prior year, and margin increased 0.1 percentage points to 21.4 percent, as favorable price less net material inflation and savings from cost reduction actions were mostly offset by freight and other inflation and unfavorable mix.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30

Following is an analysis of the Company’s operating results for the nine months ended June 30, 2021, compared with the nine months ended June 30, 2022.

	2021	2022	Change

Net sales	$13,289	14,269	7%
Gross profit	$5,567	5,871	5%
Percent of sales	41.9%	41.1%	(0.8) pts

SG&A	$3,125	3,112	—%
Percent of sales	23.5%	21.8%	(1.7) pts

Gain on subordinated interest	$—	(453)
Gain on sale of business	$—	(483)

Other deductions, net	$243	374
Amortization of intangibles	$223	223
Restructuring costs	$111	50

Interest expense, net	$115	140

Earnings before income taxes	$2,084	3,181	53%
Percent of sales	15.7%	22.3%	6.6 pts
Net earnings common stockholders	$1,633	2,491	53%
Percent of sales	12.3%	17.5%	5.2 pts

Diluted earnings per share	$2.71	4.17	54%

Net sales for the first nine months of 2022 were $14.3 billion, up 7 percent compared with 2021. Automation Solutions sales were up 3 percent, Commercial & Residential Solutions sales were up 11 percent and AspenTech sales were up 69 percent. Underlying sales were up 9 percent on 5 percent higher volume and 4 percent higher price, and foreign currency translation subtracted 2 percent. Underlying sales increased 14 percent in the U.S. and increased 1 percent internationally. The Americas was up 13 percent, Europe was up 1 percent and Asia, Middle East & Africa was up 4 percent (China up 6 percent).

Cost of sales for 2022 were $8,398, an increase of $676 versus $7,722 in 2021, primarily due to higher sales volume and higher materials costs. Gross margin of 41.1 percent decreased 0.8 percentage points compared to the prior year, as price less net material inflation was slightly favorable but had a dilutive impact on margins and higher freight and other inflation also negatively impacted margins, partially offset by favorable mix. The AspenTech acquisition benefited gross margin by 0.6 percentage points, while the Russia business exit negatively impacted gross margin by 0.2 percentage points.

SG&A expenses of $3,112 decreased $13 compared with the prior year, reflecting lower stock compensation expense of $84, partially offset by the impact of higher sales. SG&A as a percent of sales decreased 1.7 percentage points to 21.8 percent, reflecting leverage on higher sales and lower stock compensation expense.

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

On May 31, 2022, the Company completed the sale of its Therm-O-Disc sensing and protection technologies business to an affiliate of One Rock Capital Partners, LLC. The Company recognized a pretax gain of $483 ($428 after-tax, $0.72 per share). See Note 4
Other deductions, net were $374 in 2022, an increase of $131 compared with the prior year, reflecting a charge of $130 related to the Company exiting its business in Russia ($9 of which is reported in restructuring costs) and acquisition/divestiture costs of $97. These items were partially offset by a favorable impact from foreign currency transactions of $48 and gains from the sales of capital assets of $15 in the first quarter of fiscal 2022. The prior year also included investment-related gains, including a gain of $21 from an investment sale, a $17 gain from the acquisition of full ownership of an equity investment and a gain of $31 on the sale of an equity investment. Intangibles amortization was flat as the current year included $32 related to the AspenTech acquisition, while the prior year included backlog amortization of $24 related to the OSI acquisition. See Notes 6 and 7.
Pretax earnings of $3,181 increased $1,097, or 53 percent. Earnings increased $264 in Automation Solutions, $52 in AspenTech and $29 in Commercial & Residential Solutions, while costs reported at Corporate increased $159 largely due to the Russia business exit loss. See the Business Segments discussion that follows and Note 13.

Income taxes were $659 for the first nine months of 2022 and $431 for 2021, resulting in effective tax rates of 21 percent and 21 percent, respectively. The current year rate included a 2 percentage point benefit related to the completion of tax examinations, partially offset by portfolio restructuring activities which negatively impacted the rate by 1 percentage points, while the prior year had favorable net discrete items which reduced the rate 1 percentage point.

Net earnings common stockholders in 2022 were $2,491, up 53 percent compared with the prior year, and earnings per share were $4.17, up 54 percent compared with $2.71 in 2021. Results reflected strong operating results and included a pretax gain of $453 ($358 after-tax, $0.60 per share) related to the Company's subordinated interest in Vertiv and a pretax gain of $483 ($428 after-tax, $0.72 per share) related to the Therm-O-Disc divestiture. See the analysis below of adjusted earnings per share for further details.

The table below, which shows results on an adjusted EBITA basis, is intended to supplement the Company's discussion of its results of operations herein.

Nine Months Ended June 30	2021	2022	Change

Earnings before income taxes	$2,084	3,181	53%
Percent of sales	15.7%	22.3%	6.6 pts
Interest expense, net	115	140
Restructuring and related costs	122	67
Amortization of intangibles	242	277
Gain on subordinated interest	—	(453)
Gain on sale of business	—	(483)
Russia business exit	—	162
Acquisition/divestiture costs	—	97
Gain on acquisition of full ownership of equity investment	(17)	—
OSI first year acquisition accounting charges and fees	41	—
Adjusted EBITA	$2,587	2,988	16%
Percent of sales	19.5%	20.9%	1.4 pts

The table below presents the Company's diluted earnings per share on an adjusted basis to facilitate period-to-period comparisons and provide additional insight into the underlying, ongoing operating performance of the Company.

Nine Months Ended June 30	2021	2022

Diluted earnings per share	$2.71	4.17

Restructuring and related costs	0.16	0.09
Amortization of intangibles	0.30	0.33
Gain on subordinated interest	—	(0.60)
Gain on sale of business	—	(0.72)
Russia business exit	—	0.29
Acquisition/divestiture costs and pre-acquisition interest on AspenTech debt	—	0.16
Gain on acquisition of full ownership of equity investment	(0.03)	—
OSI first year acquisition accounting charges and fees	0.05	—

Adjusted diluted earnings per share	$3.19	3.72

The table below summarizes the changes in adjusted diluted earnings per share. The items identified below are discussed throughout MD&A, see further discussion above and in the Business Segments and Financial Position sections below.

Nine Months Ended
Adjusted diluted earnings per share - June 30, 2021	$3.19

Operations	0.30
AspenTech acquisition	0.08
Corporate and other	(0.03)
Stock compensation	0.13
Pensions	0.04
Gains on sales of investments - prior year	(0.07)
Gains on sales of capital assets - current year	0.02
Share repurchases/other	0.06

Adjusted diluted earnings per share - June 30, 2022	$3.72

Business Segments
Following is an analysis of operating results for the Company’s business segments for the nine months ended June 30, 2021, compared with the nine months ended June 30, 2022. The Company defines segment earnings as earnings before interest and taxes.

AUTOMATION SOLUTIONS

Nine Months Ended June 30	2021	2022	Change

Sales	$8,193	8,451	3%
Earnings	$1,354	1,618	19%
Margin	16.5%	19.1%	2.6 pts

Restructuring and related costs	$94	54
Amortization of intangibles	$136	125

Adjusted EBITA	$1,584	1,797	14%
Adjusted EBITA Margin	19.3%	21.3%	2.0 pts

Sales by Major Product Offering
Measurement & Analytical Instrumentation	$2,211	2,287	3%
Valves, Actuators & Regulators	2,522	2,604	3%
Industrial Solutions	1,656	1,743	5%
Systems & Software	1,804	1,817	1%
Total	$8,193	8,451	3%

Automation Solutions sales were $8.5 billion in the first nine months of 2022, an increase of $258, or 3 percent. Foreign currency translation had a 2 percent unfavorable impact. Underlying sales increased 5 percent on 3 percent higher volume and 2 percent higher price, reflecting strength in process end markets and sustained demand in discrete and hybrid end markets, despite supply chain and logistics constraints and the impact of lockdowns in China which unfavorably impacted sales. Underlying sales increased 11 percent in the Americas, while Europe, which was negatively impacted by the business exit from Russia, decreased 2 percent and Asia, Middle East & Africa was up 3 percent (China up 10 percent). Sales for Measurement & Analytical Instrumentation increased $76, or 3 percent. Sales were strong in China and North America, while sales were down moderately in Europe due to supply chain constraints. Valves, Actuators & Regulators increased $82, or 3 percent, reflecting strong demand in the Americas and China, partially offset by softness in the rest of Asia, Middle East & Africa. Industrial Solutions sales increased $87, or 5 percent, reflecting strong demand in North America and Europe. Systems & Software increased $13, or 1 percent, reflecting strength in process end markets in North America and China, partially offset by weakness in Europe, while power end markets were solid in North America. Earnings were $1,618, an increase of $264, or 19 percent, and margin increased 2.6 percentage points to 19.1 percent, reflecting leverage on higher volume, favorable mix, lower restructuring expense which benefited margins 0.4 percentage points, and savings from cost reduction actions, partially offset by higher inflation. Price less net material inflation was slightly favorable and foreign currency transactions benefited margins by 0.3 percentage points.

ASPENTECH

Nine Months Ended June 30	2021	2022	Change

Sales	$239	405	69%
Earnings	$(1)	51	(3,687)%
Margin	(0.6)%	12.5%	13.1 pts

Restructuring and related costs	$2	1
Amortization of intangibles	$67	116

Adjusted EBITA	$68	168	149%
Adjusted EBITA Margin	28.0%	41.2%	13.2 pts

AspenTech sales were $405 in the first nine months of 2022, an increase of $166, or 69 percent due to the acquisition of AspenTech. Earnings were $51, an increase of $52, and margin improved to 12.5 percent, reflecting the impact of the AspenTech acquisition. Results for fiscal 2022 included intangibles amortization of $49 related to the AspenTech acquisition ($17 of which was reported in Cost of sales). See Note 4.

COMMERCIAL & RESIDENTIAL SOLUTIONS

Nine Months Ended June 30	2021	2022	Change

Sales:
Climate Technologies	$3,459	3,884	12%
Tools & Home Products	1,419	1,546	9%
Total	$4,878	5,430	11%

Earnings:
Climate Technologies	$731	754	3%
Tools & Home Products	311	317	2%
Total	$1,042	1,071	3%
Margin	21.4%	19.7%	(1.7) pts

Restructuring and related costs	$15	8
Amortization of intangibles	$39	36

Adjusted EBITA	$1,096	1,115	2%
Adjusted EBITA Margin	22.5%	20.5%	(2.0) pts

Commercial & Residential Solutions sales were $5.4 billion in the first nine months of 2022, an increase of $552, or 11 percent compared to the prior year. Foreign currency translation had a 1 percent unfavorable impact and divestitures deducted 2 percent. Underlying sales were up 14 percent on 6 percent higher volume and 8 percent higher price. Overall, underlying sales increased 16 percent in the Americas, 11 percent in Europe and 7 percent in Asia, Middle East & Africa (China down 7 percent). Climate Technologies sales were $3.9 billion in the first nine months of 2022, an increase of $425, or 12 percent. Air conditioning, heating and refrigeration sales were strong, reflecting global demand across all end markets. Tools & Home Products sales were $1.5 billion in the first nine months of 2022, up $127, or 9 percent. Sales of professional tools and food waste disposers were both up low teens, while wet/dry vacuums were flat due to difficult comparisons. Earnings were $1,071, up 3 percent, and margin decreased 1.7 percentage points, as price less net material inflation was favorable but had a dilutive impact on margins and higher freight and other inflation also negatively impacted margins, partially offset by leverage on higher sales and savings from cost reduction actions.

FINANCIAL CONDITION
Key elements of the Company's financial condition for the nine months ended June 30, 2022 as compared to the year ended September 30, 2021 and the nine months ended June 30, 2021 follow.

	June 30, 2021		Sept 30, 2021		June 30, 2022
Operating working capital	$714		$704		$1,261
Current ratio	1.3		1.3		1.1
Total debt-to-total capital	44.0%		40.3%		52.9%
Net debt-to-net capital	32.4%		30.4%		46.8%
Interest coverage ratio	17.8	X	18.6	X	21.1	X
The Company's operating working capital increased compared to the same quarter last year and compared to September 30, 2021 due to higher inventory levels to support sales growth and reflecting ongoing supply chain and logistics constraints. In addition, the AspenTech acquisition increased operating working capital by approximately $250. As of June 30, 2022, Emerson's cash and equivalents totaled $2,529, which included $450 attributable to New AspenTech. The cash held by New AspenTech is intended to be used for its own purposes and is not a readily available source of liquidity for other Emerson general business purposes or to return to Emerson shareholders.
The decrease in the current ratio reflects the increase in commercial paper borrowings discussed below. The interest coverage ratio (earnings before income taxes plus interest expense, divided by interest expense) of 21.1X for the first nine months of fiscal 2022 compares to 17.8X for the nine months ended June 30, 2021. The increase reflects higher pretax earnings in the current year, which included the Vertiv subordinated interest gain of $453, the gain on the Therm-O-Disc divestiture of $483, and the Russia business exit loss of $162. Excluding these items, the interest coverage ratio was 16.2X, reflecting higher interest expense due to the increased long-term debt and commercial paper borrowings to fund the AspenTech acquisition.
In December 2021, the Company issued $1 billion of 2.0% notes due December 2028, $1 billion of 2.2% notes due December 2031, and $1 billion of 2.8% notes due December 2051. The Company's commercial paper borrowings also increased by approximately $2.4 billion compared to September 30, 2021. The Company used the net proceeds from the sale of the notes and the increased commercial paper borrowings to fund the majority of its contribution of approximately $6.0 billion to existing stockholders of AspenTech as part of the transaction. See Note 4 and Note 10.
Operating cash flow for the first nine months of fiscal 2022 was $1,705, a decrease of $1,015 compared with $2,720 in the prior year, reflecting higher working capital due to increased sales and continued supply chain constraints. Operating cash flow was also negatively impacted by approximately $68 of taxes paid on the Vertiv subordinated interest gain. The remaining taxes owed on the gain are approximately $27 and are expected to be paid by the end of fiscal 2022. Free cash flow of $1,370 in the first nine months of fiscal 2022 (operating cash flow of $1,705 less capital expenditures of $335) decreased $1,000 compared to free cash flow of $2,370 in 2021 (operating cash flow of $2,720 less capital expenditures of $350), reflecting the decrease in operating cash flow. Cash used in investing activities was $4,975, reflecting $5.6 billion of cash paid, net of cash acquired related to the AspenTech acquisition, partially offset by the Vertiv gain and proceeds from the Therm-O-Disc divestiture. Cash provided by financing activities was $3,557, primarily due to proceeds of nearly $3 billion from the December 2021 debt issuance and increased commercial paper borrowings of $2.4 billion to fund the AspenTech transaction, partially offset by the repayment of $500 of long-term debt, dividend payments, and share repurchases.
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
Emerson maintains a conservative financial structure to provide the strength and flexibility necessary to achieve our strategic objectives and has been successful in efficiently deploying cash where needed worldwide to fund operations, complete acquisitions and sustain long-term growth. Emerson is in a strong financial position, with total assets of $37 billion and stockholders' equity of $10 billion, and has the resources available for reinvestment in existing businesses, strategic acquisitions and managing its capital structure on a short- and long-term basis.

FISCAL 2022 OUTLOOK
Emerson continues to see strong demand for the Company's technology, software and solutions. The outlook for fiscal 2022 reflects the impacts of the AspenTech and Therm-O-Disc transactions and write-offs associated with the Russia business exit, and considers continued macroeconomic and geopolitical uncertainty, supply chain constraints, exchange rate fluctuations and challenges related to COVID-19. For the full year, consolidated net sales are expected to be up 7 to 8 percent, with underlying sales up 9 to 10 percent excluding a 2 to 3 percent unfavorable impact from foreign currency translation, a 1 to 2 percent favorable impact from acquisitions and a 1 percent deduction from divestitures. Automation Solutions net sales are expected to be up 4 to 5 percent, with underlying sales up 6 to 7 percent excluding a 2 percent unfavorable impact from foreign currency translation. Commercial & Residential Solutions net sales are expected to be up 9 to 10 percent with underlying sales up 13 to 14 percent excluding a 1 percent unfavorable impact from foreign currency translation and a 3 percent negative impact from divestitures. Earnings per share are expected to be $5.25 to $5.35, while adjusted earnings per share are expected to be $5.05 to $5.15. Adjusted earnings per share exclude a $0.20 impact from restructuring actions, a $0.47 impact from amortization of intangibles, a $0.60 gain from the Vertiv subordinated interest (see Note 4), a $0.72 gain from the sale of Therm-O-Disc (see Note 4), a $0.29 loss from the Company exiting business in Russia (see Note 4) and a $0.16 impact from transaction and AspenTech pre-closing costs. Operating cash flow is expected to be approximately $3.0 billion and free cash flow, which excludes projected capital spending of $525 million, is expected to be approximately $2.5 billion. Share repurchases are expected to be approximately $500 million in fiscal 2022.
Statements in this report that are not strictly historical may be "forward-looking" statements, which involve risks and uncertainties, and Emerson undertakes no obligation to update any such statements to reflect later developments. These risks and uncertainties include the the Company's ability to successfully complete on the terms and conditions contemplated, and the financial impact of, the proposed sale of its InSinkErator food waste disposal business, the financial impact of the AspenTech acquisition, the scope, duration and ultimate impacts of the COVID-19 pandemic and the Russia-Ukraine conflict, as well as economic and currency conditions, market demand, including related to the pandemic and oil and gas price declines and volatility, pricing, protection of intellectual property, cybersecurity, tariffs, competitive and technological factors, inflation, among others, which are set forth in the “Risk Factors” of Part I, Item 1A, and the "Safe Harbor Statement" of Part II, Item 7, to the Company's Annual Report on Form 10-K for the year ended September 30, 2021 and in subsequent reports filed with the SEC, which are hereby incorporated by reference.
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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 2022	17	$89.97	17	57,159
May 2022	845	$84.02	845	56,315
June 2022	891	$81.41	891	55,423
Total	1,753	$82.75	1,753	55,423
In November 2015, the Board of Directors authorized the purchase of up to 70 million shares. In March 2020, the Board of Directors authorized the purchase of an additional 60 million shares and a total of approximately 55.4 million shares remain available for purchase under the authorizations.

Item 6. Exhibits

(a) Exhibits (Listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

101
Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the three and nine months ended June 30, 2022 and 2021, (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2022 and 2021, (iii) Consolidated Balance Sheets as of September 30, 2021 and June 30, 2022, (iv) Consolidated Statements of Equity for the three and nine months ended June 30, 2022 and 2021, (v) Consolidated Statements of Cash Flows for the nine months ended June 30, 2022 and 2021, and (vi) Notes to Consolidated Financial Statements for the three and nine months ended June 30, 2022 and 2021.

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
August 9, 2022