Form 10-K
period 2022-09-30
EMERSON ELECTRIC CO
filed 2022-11-14
CIK 32604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended September 30, 2022

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

Aggregate market value of the voting stock held by nonaffiliates of the registrant as of close of business on
March 31, 2022: $58.1 billion.

Common stock outstanding at October 31, 2022: 591.4 million shares.

Documents Incorporated by Reference

1.    Portions of Emerson Electric Co. Notice of 2023 Annual Meeting of Shareholders and Proxy Statement incorporated by reference into Part III hereof.

PART I

ITEM 1 - BUSINESS

Emerson (“the Company”) is a global leader that designs and manufactures products and delivers services that bring technology and engineering together to provide innovative solutions for customers in a wide range of industrial, commercial and consumer markets around the world. Our purpose is to drive innovation that makes the world healthier, safer, smarter and more sustainable. Sales by geographic destination in 2022 were: the Americas, 56 percent; Asia, Middle East & Africa, 28 percent (China, 12 percent); and Europe, 16 percent.

Portfolio management is an integral component of Emerson's growth and value creation strategy. Over the past 18 months, Emerson has taken significant actions to accelerate the transformation of its portfolio through the completion of strategic acquisitions and divestitures of non-core businesses. These actions were undertaken to create a higher growth and cohesive industrial technology portfolio as a global automation leader serving a diversified set of end markets with differentiated capabilities in intelligent devices and software. The Company’s recent portfolio actions include the following transactions.

•On October 31, 2022, the Company announced an agreement to sell a majority stake in its Climate Technologies business (which constitutes the Climate Technologies segment, excluding Therm-O-Disc which was divested earlier in fiscal 2022) to private equity funds managed by Blackstone ("Blackstone") in a transaction valued at $14.0 billion. Emerson will receive upfront, pre-tax cash proceeds of approximately $9.5 billion and a note of $2.25 billion at close, while retaining a 45 percent non-controlling common equity ownership interest in a new standalone joint venture between Emerson and Blackstone. The Climate Technologies business, which includes the Copeland compressor business and the entire portfolio of products and services across all residential and commercial HVAC and refrigeration end-markets, had fiscal 2022 net sales of approximately $5.0 billion. The transaction is expected to close in the first half of calendar year 2023, subject to regulatory approvals and customary closing conditions. Please refer to our Current Report on Form 8-K, dated October 31, 2022, for additional information.

•On October 31, 2022, the Company completed the divestiture of its InSinkErator business, which manufactures food waste disposers, to Whirlpool Corporation for $3.0 billion. This business had fiscal 2022 net sales of $630 million and is reported in the Tools & Home Products segment.

•On May 16, 2022, the Company completed the combination of two of its stand-alone industrial software businesses, Open Systems International, Inc. and the Geological Simulation Software business (collectively, the “Emerson Industrial Software Business”) with Aspen Technology, Inc. (“Heritage AspenTech”) to create “New AspenTech”, a diversified, high-performance industrial software leader with greater scale, capabilities and technologies (hereinafter referred to as "AspenTech"). The Company contributed the Emerson Industrial Software Business and $6.0 billion in cash to Heritage AspenTech stockholders and upon closing of the transaction owned 55 percent of the outstanding shares of AspenTech common stock (on a fully diluted basis). On a pro forma basis, AspenTech had fiscal 2022 net sales of $1.1 billion.

•On July 27, 2022, AspenTech entered into an agreement to acquire Micromine, a global leader in design and operational solutions for the mining industry, for AU $900 (approximately $623 USD based on exchange rates when the transaction was announced). The transaction is expected to close by the end of calendar 2022, subject to various regulatory approvals.

•On May 31, 2022, the Company completed the divestiture of its Therm-O-Disc sensing and protection technologies business, which was reported in the Climate Technologies segment, to an affiliate of One Rock Capital Partners, LLC.

Further information regarding acquisition and divestiture activity is set forth in Note 4.

For fiscal year 2022, the Company reported four segments: Automation Solutions; AspenTech; and Climate Technologies and Tools & Home Products, which together comprise the Commercial & Residential Solutions business. A summary of the Company's businesses is described below.

•Automation Solutions - enables process, hybrid and discrete manufacturers to maximize production, protect personnel and the environment, and optimize their energy efficiency and operating costs through a broad offering of products and integrated solutions, including measurement and analytical instrumentation, industrial valves and equipment, and process control software and systems.

•AspenTech - provides asset optimization software that enables industrial manufacturers to design, operate, and maintain their operations for maximum performance, creating value through improved operational efficiency and productivity, reduced downtime and safety risks, and minimizing energy consumption and emissions.

•Commercial & Residential Solutions - provides products and solutions that promote energy efficiency and sustainability, enhance household and commercial comfort, and protect food quality and sustainability through heating, air conditioning and refrigeration technology, as well as a broad range of tools that promote safety and productivity.

The Company sells products and solutions that support customers in a variety of end markets. Overall, sales by end market were as follows: Commercial, 19 percent; residential, 16 percent; energy, 15 percent; chemical, 10 percent; power & renewables, 9 percent; general industries, 9 percent; discrete, 8 percent; hybrid, 6 percent; other, 8 percent.

Emerson was incorporated in Missouri in 1890 and has evolved through internal growth and strategic acquisitions. Management has a well-established set of operating mechanisms to manage its business performance and set strategy. The Company also has processes undertaken by management with oversight from the Board of Directors to specifically focus on risks in areas such as cybersecurity, compliance, legal, environmental, financial and reputational, among others. The Company periodically updates, assesses, and monitors its risk exposures, provides timely updates to the Board, and takes actions to mitigate these risks.

All Note references in this document refer to Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K, which notes are hereby incorporated by reference. See also Item 1A - “Risk Factors” and Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

AUTOMATION SOLUTIONS

The Automation Solutions segment offers a broad array of products, integrated solutions, software and services which enable process, hybrid and discrete manufacturers to maximize production, protect personnel and the environment, reduce project costs, and optimize their energy efficiency and operating costs. Markets served include energy, chemical, power & renewables, life sciences, food and beverage, automotive, pulp and paper, metals and mining, and municipal water supplies. The segment’s major product offerings are Measurement & Analytical Instrumentation, Valves, Actuators & Regulators, Industrial Solutions and Systems & Software, which are further described below.

Across these product offerings, Automation Solutions offers the PlantwebTM Digital Ecosystem, a comprehensive Industrial Internet of Things (IIoT) architecture that provides remote monitoring by combining intelligent field sensors, communication gateways and controllers, software, and complementary partner technologies. This IIoT architecture delivers measurable business performance improvements to customers by providing insights into production performance, energy consumption, reliability of specific equipment or process units, and safety. Together with the broad offering of products and integrated solutions, Automation Solutions also provides a portfolio of services and lifecycle service centers which offer consulting, engineering, systems development, project management, training, maintenance, and troubleshooting expertise to aid in process optimization. Sales by geographic destination in 2022 for Automation Solutions were: the Americas, 47 percent; Asia, Middle East & Africa, 35 percent (China, 15 percent); and Europe, 18 percent.

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

ASPENTECH

AspenTech is a global leader in asset optimization software that enables industrial manufacturers to design, operate, and maintain their operations for maximum performance. AspenTech combines decades of modeling, simulation, and optimization capabilities with industrial operations expertise and applies advanced analytics to improve the profitability and sustainability of production assets. The purpose-built software drives value for customers by improving operational efficiency and maximizing productivity, reducing unplanned downtime and safety risks, and minimizing energy consumption and emissions. Sales by geographic destination in 2022 for AspenTech were: the Americas, 55 percent; Asia, Middle East & Africa, 21 percent (China, 3 percent); and Europe, 24 percent.

Heritage AspenTech
Heritage AspenTech combines decades of modeling and operations expertise with big data, artificial intelligence, and advanced analytics. Heritage AspenTech’s unique asset lifecycle approach and market-leading solutions help customers achieve new levels of efficiency, accelerate innovation and reduce emissions and waste, without compromising safety.

Heritage AspenTech develops software applications to design and optimize industrial operations across three principal business areas: engineering, manufacturing and supply chain, and asset performance management. Customers use the solutions to help advance sustainability technology pathways in improving resource efficiencies, such as energy, water or feedstock; supporting energy transition and decarbonization initiatives, including integrating renewable and alternative energy sources, such as biofuels; innovating new approaches for the hydrogen economy and carbon capture; and, enabling recycling efficiencies for waste reduction throughout operations with advanced simulation and scale-up solutions.

OSI Business (Digital Grid Management)

The OSI business offers operational technology (OT) solutions that enable electric, gas, and water utilities and asset operators to manage and optimize the digital grid, incorporating all types of generation, industrial cogeneration, transmission, distribution, and microgrids.

The OSI business’ energy management solution (EMS) monitors, controls, and optimizes the increasingly interconnected transmission networks and generation fleets to manage grid stability and ensure security and regulatory compliance. Its advanced distribution management solution (ADMS), distributed energy resource management solution (DERMS) and Outage Management offerings provide system resiliency, efficiency, and safety by monitoring, controlling and modeling the distribution network as utilities seek to increase reliability, predict and react to increasingly dynamic supply and demand patterns, resolve outages faster and in a more automated manner, and manage field service digitally. The Company acquired this business on October 1, 2020. See Note 4.

SSE Business Subsurface Science & Engineering

The SSE business provides geoscience and modeling software for optimization across subsurface engineering and operations. SSE software empowers decision makers to reduce uncertainty, improve confidence, minimize risk, and support responsible asset management. Used extensively by the global energy industry, SSE solutions also have applications that extend into geothermal energy and carbon capture and storage. The SSE business provides end-to-end workflows from seismic analysis and interpretation to reservoir and production simulation and from asset appraisal to operational planning and execution, to optimize production and utilization and minimize energy use, water use, and fugitive emissions. SSE software is also employed to screen and assess oil and saline aquifer reservoirs for CO2 sequestration and to monitor CO2 storage.

Acquisitions
As discussed above, AspenTech entered into an agreement in fiscal 2022 to acquire Micromine, a global leader in design and operational solutions for the mining industry, and the transaction is expected to close by the end of calendar 2022, subject to various regulatory approvals.

Distribution
The principal worldwide distribution channel for AspenTech is a direct sales force.

COMMERCIAL & RESIDENTIAL SOLUTIONS

The Commercial & Residential Solutions business consists of the Climate Technologies and Tools & Home Products segments, and provides products and solutions that promote energy efficiency and sustainability, enhance household and commercial comfort, and protect food quality and sustainability through heating, air conditioning and refrigeration technology, as well as a broad range of tools and appliance solutions. Sales by geographic destination in 2022 for Commercial & Residential Solutions were: the Americas, 71 percent; Asia, Middle East & Africa, 17 percent (China, 7 percent); and Europe, 12 percent.

CLIMATE TECHNOLOGIES

As discussed above, the Company completed the divestiture of its Therm-O-Disc sensing and protection technologies business on May 31, 2022 and on October 31, 2022, announced an agreement to sell a majority stake in its remaining Climate Technologies business to private equity funds managed by Blackstone, while retaining a 45 percent non-controlling common equity ownership interest in a new standalone joint venture between Emerson and Blackstone. The transaction with Blackstone is expected to close in the first half of calendar year 2023, subject to regulatory approvals and customary closing conditions.

The Climate Technologies segment, as reported for fiscal 2022, provides products and services for many areas of the climate control industry, including residential heating and cooling, commercial air conditioning, commercial and industrial refrigeration, and cold chain management. The Company's technologies enable homeowners and businesses to better manage their heating, air conditioning and refrigeration systems for improved control and comfort, and lower energy costs. Climate Technologies also provides services that digitally control and remotely monitor refrigeration units in grocery stores and other food distribution outlets to enhance food freshness and safety, as well as cargo and transportation monitoring solutions. Sales by geographic destination in 2022 for Climate Technologies were: the Americas, 67 percent; Asia, Middle East & Africa, 22 percent (China, 9 percent); and Europe, 11 percent.

Residential and Commercial Heating and Air Conditioning

The Company provides a full range of heating and air conditioning products that help reduce operational and energy costs and create comfortable environments in all types of buildings. These products include reciprocating and scroll compressors, including ultra-efficient residential scroll compressors with two stages of cooling capacity, as well as variable speed scroll compressors; system protector and flow control devices; standard, programmable and Wi-Fi thermostats; monitoring equipment and electronic controls for gas and electric heating systems; gas valves for furnaces and water heaters; and ignition systems for furnaces.

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

Distribution

Climate Technologies' sales, primarily to original equipment manufacturers and end users, are made predominantly through worldwide direct sales forces. Remaining sales are primarily through independent distributor networks throughout the world. Approximately one-third of this segment's sales are made to a small number of original equipment manufacturers.

Brands

Service/trademarks and trade names within (but not exclusive to) the Climate Technologies segment include Emerson Commercial & Residential Solutions, Emerson Climate Technologies, Copeland, CoreSense, Dixell, Lumity, ProAct, Sensi, Vilter and White-Rodgers.

TOOLS & HOME PRODUCTS

The Company’s Tools & Home Products segment offers tools for professionals and homeowners that promote safety and productivity. Sales by geographic destination in 2022 for this segment were: the Americas, 80 percent; Asia, Middle East & Africa, 5 percent; and Europe, 15 percent.

As discussed above, on October 31, 2022, the Company completed the divestiture of its InSinkErator business, which manufactures food waste disposers, to Whirlpool Corporation.

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

Brands

Service/trademarks and trade names within (but not exclusive to) the Tools & Home Products segment include Emerson, Emerson Professional Tools, Greenlee, Klauke, ProTeam and RIDGID.

RAW MATERIALS

The Company's major requirements for basic raw materials include steel, copper, cast iron, electronics, rare earth metals, aluminum and brass; and to a lesser extent, plastics and petroleum-based chemicals. The Company seeks to have many sources of supply for each of its major requirements in order to avoid significant dependence on any one or a few suppliers. However, the supply of materials or other items could be disrupted by natural disasters or other events. In fiscal 2022, the Company continued to navigate supply chain disruptions and experienced higher freight costs. Electronic component availability was challenging and lead times stabilized at elevated levels. Despite these challenging conditions, the raw materials and various purchased components needed for the Company’s products have generally been available in sufficient quantities. See Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

PATENTS, TRADEMARKS AND LICENSES

The Company maintains an intellectual property portfolio it has developed or acquired over a number of years, including patents, trademarks and licenses. The Company also continues to develop or acquire new intellectual property. New patent applications are continuously filed to protect the Company’s ongoing research and development activities and the Company periodically reviews the continued utility of patent assets. The Company’s trademark registrations may be renewed and their duration is dependent upon national laws and trademark use. While this proprietary intellectual property portfolio is important to the Company in the aggregate, management does not regard any of its segments as being dependent on any single patent, trademark registration or license.

BACKLOG

The Company’s estimated consolidated order backlog was $8.1 billion and $6.5 billion at September 30, 2022 and 2021, respectively. Approximately 80 percent of the Company’s consolidated backlog is expected to be recognized as revenue over the next 12 months, with the remainder substantially over the subsequent two years thereafter. Backlog by business at September 30, 2022 and 2021 follows (dollars in millions):

	2021	2022
Automation Solutions	$5,098	5,807
AspenTech	328	1,042
Commercial & Residential Solutions	1,107	1,204
Total Backlog	$6,533	8,053

The increase in backlog for the AspenTech segment in fiscal 2022 is related to the Heritage AspenTech acquisition.

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

HUMAN CAPITAL RESOURCES

Emerson is dedicated to modernizing our workplace culture so our company can meet the needs and expectations of today's workers and attract talent that will help us thrive. We believe the Company’s success depends on its ability to attract, develop and retain key personnel, and in 2021, we hired our first Chief People Officer, Elizabeth Adefioye, to help ensure the Company remains focused on this goal. The skills, experience and industry knowledge of key employees significantly benefit our operations and performance. The Company's Board of Directors and management oversee various employee initiatives.

The Company supports and develops its employees through global training and development programs that build and strengthen employees’ leadership and professional skills. Leadership development programs include intensive learning programs for new leaders as well as more established leaders. The Company also partners with educational institutions and nonprofit organizations to help prepare current and future workers with the knowledge and skills they need to succeed. To assess and improve employee retention and engagement, the Company surveys employees with the assistance of third-party consultants, and takes actions to address areas of employee concern. Over 26,000 employees participated in our most recent surveys and overall gave high scores in our three focus areas: employee engagement, processes and procedures related to COVID-19 and diversity.

Employee health and safety in the workplace is also one of the Company’s core values. The Corporate Safety Council oversees our safety efforts, supported by health and safety committees and leaders that operate at the local site level. Hazards in the workplace are actively identified and management tracks incidents so remedial actions can be taken to improve workplace safety. In fiscal 2022, the Company reduced its total recordable rate of injuries to 0.28, and its lost or restricted workday case rate was 0.17 (both measured as the number of incidents per 100 employees). The Company also continued to take appropriate actions throughout 2022 in response to the COVID-19 pandemic and to protect our workforce.

We have identified other human capital priorities, including, among other things, providing competitive wages and benefits and promoting an inclusive work environment. The Company is committed to efforts to elevate the representation of women and U.S. minorities and foster an inclusive work environment that supports our large global workforce and helps us innovate for our customers. Employee Resource Groups have been created to support our diverse workforce and have grown to nearly 12,000 members. We also have taken actions to enhance diversity, including setting diversity targets for interview slates and recruiting at venues representing women, minorities, U.S. military veterans, and LGBTQ+ talent. In 2021, the Company introduced diversity goals at the leadership level and in 2022, added ESG targets, including diversity targets, as a component in the determination of annual bonuses for leadership. Overall, women represent 31 percent of our U.S. workforce and on a global basis, 21 percent of leadership positions are held by women. In the U.S., minorities represent 30 percent of our workforce and 17 percent of our leadership positions.

Employee levels are managed to align with the pace of business and management believes it has sufficient human capital to operate its business successfully. The Company and its subsidiaries had approximately 85,500 employees at September 30, 2022. Management believes that the Company's employee relations are favorable.

A small portion of the Company’s U.S. employees are unionized, while outside the U.S., we have employees in certain countries, particularly in Europe, that are represented by an employee representative organization, such as a union, works council or employee association.

ENVIRONMENTAL SUSTAINABILITY

Emerson’s global purpose is to drive innovation that makes the world healthier, safer, smarter and more sustainable. Our environmental sustainability strategy is focused on driving progress within our facilities and helping our customers achieve their ESG objectives. In 2021, we appointed Mike Train as Chief Sustainability Officer. This role, part of our Office of the Chief Executive, reflects our focus on sustainability across our company. Under his leadership, Emerson has made significant strides, and we are strengthening our leadership position as our customers and suppliers work to deliver their environmental targets.

In 2022, we set an ambitious target to achieve net zero greenhouse gas (GHG) emissions across our value chain by 2045 compared to a 2021 baseline. To set us on the right pathway, we will target net zero operations and a 25 percent reduction of our value chain emissions by 2030, also compared to a 2021 baseline. The Company also added ESG targets, including GHG reduction targets, as a component in the determination of annual bonuses for leadership in 2022.

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

Emerson’s environmental sustainability initiatives and strategy are discussed further in our 2021 Environmental, Social and Governance Report, which can be found on our website at www.Emerson.com; this report is not incorporated by reference and should not be considered part of this Form 10-K.

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

We Engage in Acquisitions and Divestitures, Which Are Subject to Domestic and Foreign Regulatory Requirements, and May Encounter Difficulties in Integrating and Separating These Businesses and Therefore We May Not Realize the Anticipated Benefits

We regularly seek growth through strategic acquisitions as well as evaluate our portfolio for potential divestitures. These activities require favorable environments to execute these transactions, and we may encounter difficulties in obtaining the necessary regulatory approvals in both domestic and foreign jurisdictions. In 2022 and in past years, we have made various acquisitions, including our majority stake in Aspen Technology, Inc., and entered into joint venture arrangements intended to complement or expand our business, and may continue to do so in the future. The success of these transactions will depend on our ability to integrate assets and personnel acquired in these transactions and to cooperate with our strategic partners. We may encounter difficulties in integrating acquisitions with our operations as well as separating divested businesses, and in managing strategic investments. Furthermore, we may not realize the degree, or timing, of benefits we anticipate when we first enter into a transaction. Any of the foregoing could adversely affect our business and results of operations.

Our Planned Sale of a Majority Stake in the Climate Technologies Business May Not Be Completed Within the Currently Contemplated Time Frame, With the Expected Terms or Costs, and May Not Achieve the Intended Benefits

We make no assurance regarding the terms, timing, costs or benefits anticipated from the planned sale of a majority stake in the Climate Technologies Business. Unforeseen developments, including possible delays in obtaining various tax, regulatory and other approvals, could delay the proposed transaction, or cause it to occur on terms and conditions that are less favorable, or at a higher cost, than expected.

Further, we may not realize some or all of the anticipated strategic, financial or other benefits of the planned sale. Moreover, after the transaction is completed, the Company will be smaller and less diversified, with a narrower business focus, including a focus on software, innovation and disruptive technologies, and may encounter more volatility and be more vulnerable to changing market conditions, which could adversely affect our business. We also may not be able to redeploy the net proceeds from our divestitures on the timing or with the benefits anticipated.

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

Our Operations Depend on Production Facilities Throughout the World, a Majority of Which Are Located Outside the United States and Subject to Increased Risks of Disrupted Production, Causing Delays in Shipments and Loss of Customers and Revenue

We manage businesses with manufacturing facilities worldwide, a majority of which are located outside the United States, and also source certain materials globally. Emerging market sales represent over one-third of total sales and serving a global customer base requires that we place more materials sourcing and production in emerging markets to capitalize on market opportunities and maintain a best-cost position. Our and our suppliers’ non-U.S. production facilities and operations could be disrupted by weather and natural disaster (including the potential effects of climate change), labor strife, war (including the Russia-Ukraine conflict), political unrest, terrorist activity or public health concerns such as an epidemic or pandemic, particularly in emerging countries that are not well-equipped to handle such occurrences.

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

Industry and General Economic Risks

The Coronavirus (COVID-19) Outbreak Has Adversely Impacted our Business and Could in the Future Have a Material Adverse Impact on our Business, Results of Operation, Financial Condition and Liquidity, the Nature and Extent of Which is Highly Uncertain

The global outbreak of the coronavirus (COVID-19) has significantly increased economic, demand and operational uncertainty. We have global operations, customers and suppliers, including in countries most impacted by COVID-19. Authorities around the world have taken a variety of measures to slow the spread of COVID-19, including travel bans or restrictions, increased border controls or closures, quarantines, shelter-in-place orders and business shutdowns (particularly in China where shutdowns continue) and such authorities may impose additional restrictions. We have also taken actions to protect our employees and to mitigate the spread of COVID-19. Evolving government plans around the world create uncertainty that may impact our employees and result in labor shortages and unforeseen costs, which could negatively affect our results. These actions have and may continue to impact our employees, customers and suppliers, and future developments could cause further disruptions to Emerson due to the interconnected nature of our business relationships.

The impact of COVID-19 on the global economy and our customers, as well as volatility in commodity markets (including oil prices) could result in further disruptions to our manufacturing operations, including higher rates of employee absenteeism, and supply chain, which could continue to negatively impact our ability to meet customer demand. Additionally, the potential deterioration and volatility of credit and financial markets could limit our ability to obtain external financing. The extent to which COVID-19 will impact our business, results of operations, financial condition or liquidity is highly uncertain and will depend on future developments, including the spread and duration of the virus and any variants, potential actions taken by governmental authorities, and how quickly economic conditions stabilize and recover.

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

Increasing Interest and Expectations with Respect to Environmental, Social, and Governance (ESG) Matters by Our Various Stakeholders Could Adversely Affect Our Business and Operating Results

In response to growing customer, investor, employee, governmental, and other stakeholder interest in our ESG practices, we have increased reporting of our ESG programs and performance and have established and announced our aspirational purpose, causes, values, and related commitments, goals or targets, including those regarding sustainability, greenhouse gas emissions, our net zero ambition, and diversity, equity and inclusion. Our ability to achieve such goals and aspirations is subject to numerous risks and uncertainties, many of which rely on the collective efforts of others or may be outside of our control. Such risks include, among others, the availability and adoption of new or additional technologies that reduce carbon or eliminate energy sources on a commercially reasonable basis, competing and evolving economic, policy and regulatory factors, the ability of suppliers and others to meet our sustainability, diversity and other goals, the availability of qualified candidates in our labor markets and our ability to recruit and retain diverse talent, and customer engagement in our goals. There may be times where actual outcomes vary from those aimed for or expected and sometimes challenges may delay or block progress. As a result, we cannot offer assurances that the results reflected or implied by any such statements will be realized or achieved. Moreover, standards and expectations for ESG matters continue to evolve and may be subject to varying interpretations, which may result in significant revisions to our goals or progress. In addition, certain of our product offerings may become less attractive as standards evolve. A failure or perceived failure to meet our aspirational purpose, causes, values, and related commitments, goals or targets within the timelines we announce, or at all, or a failure or perceived failure to meet evolving stakeholders expectations and standards, could damage our reputation, adversely affect employee retention or engagement or support from our various stakeholders and could subject us to government enforcement actions or penalties and private litigation. Such outcomes could negatively impact the Company’s business, capital expenditures, results of operations, financial condition and competitive position.

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

At September 30, 2022, the Company had approximately 160 manufacturing locations worldwide, of which approximately 50 were located in the United States and 110 were located outside the United States, primarily in Europe and Asia, and to a lesser extent in Canada and Latin America. Manufacturing locations by business are: Automation Solutions, 120 and Commercial & Residential Solutions, 40, including 30 in the Climate Technologies segment and 10 in the Tools & Home Products segment. The majority of the locations are owned, with the remainder occupied under lease. The Company considers its facilities suitable and adequate for the purposes for which they are used. The Company also maintains a smaller number of administrative, sales, research and development, and distribution facilities.

ITEM 3 - LEGAL PROCEEDINGS
The Company and its subsidiaries are party to various legal proceedings, some of which claim substantial amounts of damages. It is not possible to predict the outcome of these matters, but historically the Company has been largely successful in both prosecuting and defending claims and lawsuits.

Given the uncertainties of litigation, a remote possibility exists that litigation could have a material adverse impact on the Company; however, the Company believes a material adverse impact of any pending litigation is unlikely.

Information regarding legal proceedings is set forth in Note 13.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The following sets forth certain information as of November 14, 2022, with respect to the Company's executive officers. The Fiscal Year column indicates the first year the executive served as an officer of the Company. These officers have been elected or appointed to terms which expire February 7, 2023:

Name	Position	Age	Fiscal Year

S. L. Karsanbhai	President and Chief Executive Officer	53	2002

F. J. Dellaquila	Senior Executive Vice President and Chief Financial Officer	65	1991

R. R. Krishnan	Executive Vice President and Chief Operating Officer	51	2005

M. J. Bulanda	Executive President - Automation Solutions	56	2002

J. P. Froedge	Executive President - Commercial & Residential Solutions	47	2013

S. Y. Bosco	Senior Vice President, Secretary and General Counsel	64	2005

K. Button Bell	Senior Vice President and Chief Marketing Officer	64	1999

L. A. Flavin	Senior Vice President and Chief Compliance Officer	57	2001

M. H. Train	Senior Vice President and Chief Sustainability Officer	60	1994

E. M. Adefioye	Senior Vice President and Chief People Officer	54	2021

M. J. Baughman	Vice President, Controller and Chief Accounting Officer	57	2018

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

Elizabeth M. Adefioye was appointed Senior Vice President in February 2022 and Chief People Officer in August 2021. Prior to that, beginning in 2018, Ms. Adefioye was Senior Vice President and Chief Human Resources Officer of Ingredion Incorporated, a global ingredients solutions provider, and Vice President Human Resources, North America and Global Specialties of Ingredion, from September 2016 through March 2018, and Vice President Human Resources Americas of Janssen Pharmaceutical, a subsidiary of Johnson & Johnson, from June 2015 to September 2016.

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

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information regarding the market for the Company's common stock and dividend payments is set forth in Note 20 and is hereby incorporated by reference. There were approximately 15,900 stockholders of record at September 30, 2022.

Period	Total Number of Shares Purchased (000s)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (000s)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (000s)
July 2022	884	$79.33	884	54,540
August 2022	—	—	—	54,540
September 2022	—	—	—	54,540
Total	884	$79.33	884	54,540

In November 2015, the Board of Directors authorized the purchase of up to 70 million shares, and during fiscal 2022, the remaining shares available under this authorization were purchased. In March 2020, the Board of Directors authorized the purchase of an additional 60 million shares and a total of approximately 55 million shares remain available.

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
Operating profit (defined as net sales less cost of sales and selling, general and administrative expenses) and operating profit margin (defined as operating profit divided by net sales) are indicative of short-term operational performance and ongoing profitability. Management closely monitors operating profit and operating profit margin of each business to evaluate past performance and actions required to improve profitability. EBIT (defined as earnings before deductions for interest expense, net and income taxes) and total segment EBIT, and EBIT margin (defined as EBIT divided by net sales) and total segment EBIT margin, are financial measures that exclude the impact of financing on the capital structure and income taxes. Adjusted EBITA and adjusted segment EBITA (defined as earnings excluding interest expense, net, income taxes, intangibles amortization expense, restructuring expense, first year purchase accounting related items and transaction fees, and certain gains, losses or impairments) and adjusted EBITA margin and adjusted segment EBITA margin (defined as adjusted EBITA divided by net sales) are measures used by management to evaluate the Company's operational performance, as they exclude the impact of acquisition-related investments and non-operational items. EBITDA (defined as EBIT excluding depreciation and amortization) and EBITDA margin (defined as EBITDA divided by net sales) are also used as measures of the Company's current operating performance, as they exclude the impact of capital and acquisition-related investments. All of these are commonly used financial measures utilized by management to evaluate performance (U.S. GAAP measures: pretax earnings or pretax profit margin, segment earnings or segment margin).
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

FINANCIAL REVIEW
Report of Management
The Company's management is responsible for the integrity and accuracy of the financial statements. Management believes that the financial statements for each of the years in the three-year period ended September 30, 2022 have been prepared in conformity with U.S. generally accepted accounting principles appropriate in the circumstances. In preparing the financial statements, management makes informed judgments and estimates where necessary to reflect the expected effects of events and transactions that have not been completed. The Company's disclosure controls and procedures ensure that material information required to be disclosed is recorded, processed, summarized and communicated to management and reported within the required time periods.
In meeting its responsibility for the reliability of the financial statements, management relies on a system of internal accounting controls. This system is designed to provide reasonable assurance that assets are safeguarded and transactions are executed in accordance with management's authorization and recorded properly to permit the preparation of financial statements in accordance with U.S. generally accepted accounting principles. Although the design of this system recognizes that errors or irregularities may occur, management believes that the Company's internal accounting controls provide reasonable assurance that errors or irregularities that could be material to the financial statements are prevented or would be detected within a timely period.
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
Management's Report on Internal Control Over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework and the criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that internal control over financial reporting was effective as of September 30, 2022.
The Company acquired a controlling interest in Aspen Technology, Inc. during fiscal 2022, and management has excluded this business from its assessment of internal control over financial reporting as of September 30, 2022. Total assets and revenues of this business excluded from the assessment represented approximately 36 percent and 2 percent, respectively, of the Company's related consolidated financial statement amounts as of and for the year ended September 30, 2022.
The Company's auditor, KPMG LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of the Company's internal control over financial reporting.

/s/ S. L. Karsanbhai	/s/ Frank J. Dellaquila
S. L. Karsanbhai	Frank J. Dellaquila
President	Senior Executive Vice President
and Chief Executive Officer	and Chief Financial Officer

Results of Operations
Years ended September 30
(Dollars in Item 7 are in millions, except per share amounts or where noted)

	2020	2021	2022	21 vs. 20	22 vs. 21

Net sales	$16,785	18,236	19,629	9%	8%
Gross profit	$7,009	7,563	8,188	8%	8%
Percent of sales	41.8%	41.5%	41.7%	(0.3) pts	0.2 pts

SG&A	$3,986	4,179	4,248
Percent of sales	23.8%	22.9%	21.6%	(0.9) pts	(1.3) pts

Gain on subordinated interest	$—	—	(453)
Gain on sale of business	$—	—	(486)

Other deductions, net	$532	318	601
Amortization of intangibles	$239	300	357
Restructuring costs	$284	150	86

Interest expense, net	$156	154	193

Earnings before income taxes	$2,335	2,912	4,085	25%	40%
Percent of sales	13.9%	16.0%	20.8%	2.1 pts	4.8 pts

Net earnings common stockholders	$1,965	2,303	3,231	17%	40%
Percent of sales	11.7%	12.6%	16.5%	0.9 pts	3.9 pts

Diluted EPS	$3.24	3.82	5.41	18%	42%

Return on common stockholders' equity	23.6%	25.2%	31.9%	1.6 pts	6.7 pts
Return on total capital	16.8%	18.1%	20.4%	1.3 pts	2.3 pts

OVERVIEW
Overall, sales for 2022 were $19.6 billion, up 8 percent compared with the prior year, reflecting strong growth across both platforms and favorable results across all geographies despite headwinds due to the impact of lockdowns in China and supply chain and logistics constraints.

Net earnings common stockholders were $3,231 in 2022, up 40 percent compared with prior year earnings of $2,303, and diluted earnings per share were $5.41, up 42 percent versus $3.82 per share in 2021. Adjusted diluted earnings per share were $5.25 compared with $4.51 in the prior year, reflecting strong operating results and a $0.12 benefit related to the AspenTech acquisition.

The Company generated operating cash flow of $2.9 billion in 2022, a decrease of $653, or 18 percent, reflecting higher working capital due to increased sales and continued supply chain constraints.

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

	2020	2021	2022
Diluted earnings per share	$3.24	3.82	5.41

Restructuring and related costs	0.42	0.24	0.15
Amortization of intangibles	0.32	0.41	0.48
Gain on subordinated interest	—	—	(0.60)
Gain on sale of business	—	—	(0.72)
Russia business exit	—	—	0.32
Acquisition/divestiture costs and pre-acquisition interest on AspenTech debt	—	—	0.19
AspenTech Micromine purchase price hedge	—	—	0.04
OSI first year acquisition accounting charges and fees	—	0.07	—
Investment-related gains	—	(0.03)	(0.02)
Discrete tax benefits	(0.20)	—	—

Adjusted diluted earnings per share	$3.78	4.51	5.25
The table below summarizes the changes in adjusted diluted earnings per share. The items identified below are discussed throughout MD&A, see further discussion above and in the Business Segments and Financial Position sections below.

	2021	2022
Adjusted diluted earnings per share - prior year	$3.78	4.51

Operations	0.68	0.56
AspenTech acquisition	—	0.12
Stock compensation	(0.16)	0.13
Pensions	0.05	0.04
Gains on sales of investments - prior year	—	(0.07)
Gains on sales of investments - current year	0.07	—
Gains on sales of capital assets - current year	—	0.02
Foreign currency	0.09	(0.03)
Higher effective tax rate	(0.02)	(0.05)
Share repurchases/other	0.02	0.02

Adjusted diluted earnings per share - current year	$4.51	5.25
NET SALES
Net sales for 2022 were $19.6 billion, an increase of $1.4 billion, or 8 percent compared with 2021. Sales increased $466 in Automation Solutions, $337 in AspenTech and $580 in Commercial & Residential Solutions. Underlying sales, which exclude foreign currency translation, acquisitions and divestitures, increased 9 percent on 4 percent higher volume and 5 percent higher price. The AspenTech acquisition added 2 percent, foreign currency translation deducted 2 percent and the Therm-O-Disc divestiture deducted 1 percent. Underlying sales increased 14 percent in the U.S. and 6 percent internationally.

Net sales for 2021 were $18.2 billion, an increase of $1.5 billion, or 9 percent compared with 2020. Sales increased $266 in Automation Solutions. $188 in AspenTech and $1,010 in Commercial & Residential Solutions. Underlying sales, which exclude foreign currency translation, acquisitions and divestitures, increased 5 percent on higher volume and slightly higher price. The Open Systems International Inc. ("OSI") acquisition added 1 percent and foreign currency translation added 3 percent. Underlying sales increased 5 percent in the U.S. and 5 percent internationally.
INTERNATIONAL SALES
Emerson is a global business with international sales representing 54 percent of total sales in 2022, including U.S. exports. The Company generally expects faster economic growth in emerging markets in Asia, Latin America, Eastern Europe and Middle East/Africa.

International destination sales, including U.S. exports, increased 2 percent, to $10.6 billion in 2022, reflecting the impact of the Heritage AspenTech acquisition and an increase in the Commercial & Residential Solutions business. U.S. exports of $1.5 billion were up 33 percent compared with 2021, including an increase of approximately $200 due to the Heritage AspenTech acquisition. Underlying international destination sales were up 6 percent, as foreign currency translation had a 5 percent unfavorable impact on the comparison, the AspenTech acquisition added 2 percent and the Therm-O-Disc divestiture subtracted 1 percent. Underlying sales increased 2 percent in Europe, 5 percent in Asia, Middle East & Africa (China up 7 percent), 19 percent in Latin America and 15 percent in Canada. Origin sales by international subsidiaries, including shipments to the U.S., totaled $9.2 billion in 2022, down 1 percent compared with 2021.

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

ACQUISITIONS AND DIVESTITURES
Portfolio management is an integral component of Emerson's growth and value creation strategy. Over the past 18 months, Emerson has taken significant actions to accelerate the transformation of its portfolio through the completion of strategic acquisitions and divestitures of non-core businesses. These actions were undertaken to create a higher growth and cohesive industrial technology portfolio as a global automation leader serving a diversified set of end markets with differentiated capabilities in intelligent devices and software. The Company’s recent portfolio actions include the following transactions.

On October 31, 2022, the Company announced an agreement to sell a majority stake in its Climate Technologies business (which constitutes the Climate Technologies segment, excluding Therm-O-Disc which was divested earlier in fiscal 2022) to private equity funds managed by Blackstone ("Blackstone") in a transaction valued at $14.0 billion. Emerson will receive upfront, pre-tax cash proceeds of approximately $9.5 billion and a note of $2.25 billion at close (which will accrue 5 percent interest payable in kind by capitalizing interest), while retaining a 45 percent non-controlling common equity ownership interest in a new standalone joint venture between Emerson and Blackstone. The Climate Technologies business, which includes the Copeland compressor business and the entire portfolio of products and services across all residential and commercial HVAC and refrigeration end-markets, had fiscal 2022 net sales of approximately $5.0 billion and pretax earnings of $1.0 billion. The transaction is expected to close in the first half of calendar year 2023, subject to regulatory approvals and customary closing conditions. The Company expects to recognize a pretax gain of approximately $10 billion (approximately $8 billion after-tax) in fiscal 2023 upon the completion of the transaction.

On October 31, 2022, the Company completed the divestiture of its InSinkErator business, which manufactures food waste disposers, to Whirlpool Corporation for $3.0 billion. This business had net sales of $630 and pretax earnings of $152 in fiscal 2022 and is reported in the Tools & Home Products segment. The assets and liabilities of InSinkErator were classified as held-for-sale as of September 30, 2022 and are included in other current assets, other assets, accrued expenses and other liabilities in the consolidated balance sheet. The Company expects to recognize a pretax gain of approximately $2.8 billion (approximately $2.1 billion after-tax) in the first quarter of fiscal 2023.

On May 16, 2022, the Company completed the transactions contemplated by its definitive agreement with Aspen Technology, Inc. ("Heritage AspenTech") to contribute two of Emerson's stand-alone industrial software businesses, Open Systems International, Inc. and the Geological Simulation Software business (collectively, the “Emerson Industrial Software Business”), along with approximately $6.0 billion in cash to Heritage AspenTech stockholders, to create "New AspenTech", a diversified, high-performance industrial software leader with greater scale, capabilities and technologies (hereinafter referred to as "AspenTech"). Upon closing of the transaction, Emerson beneficially owned 55 percent of the outstanding shares of AspenTech common stock (on a fully diluted basis) and former Heritage AspenTech stockholders owned the remaining outstanding shares of AspenTech common stock. AspenTech and its subsidiaries now operate under Heritage AspenTech’s previous name “Aspen Technology, Inc.” and AspenTech common stock is traded on NASDAQ under Heritage AspenTech’s previous stock ticker symbol “AZPN.” On a pro forma basis, AspenTech had fiscal 2022 net sales of $1.1 billion.

On July 27, 2022, AspenTech entered into an agreement to acquire Micromine, a global leader in design and operational solutions for the mining industry, for AU $900 (approximately $623 USD based on exchange rates when the transaction was announced). The transaction is expected to close by the end of calendar 2022, subject to various regulatory approvals.

On May 31, 2022 the Company completed the divestiture of its Therm-O-Disc sensing and protection technologies business, which was reported in the Climate Technologies segment, to an affiliate of One Rock Capital Partners, LLC. The Company recognized a pretax gain of $486 ($429 after-tax, $0.72 per share).

On May 4, 2022, Emerson announced its intention to exit business operations in Russia and divest Metran, its Russia-based manufacturing subsidiary, and on September 27, 2022, announced an agreement to sell the business to the local management group. Emerson's historical net sales in Russia were principally in the Automation Solutions segment and in total, represented approximately 1.5 percent of consolidated annual sales. The Company recognized a pretax loss of $181 ($190 after-tax, in total $0.32 per share) related to its exit of business operations in Russia. This charge, which included a loss of $36 in operations and $145 reported in Other deductions ($10 of which is reported in restructuring costs), is primarily non-cash. The transaction will be subject to regulatory and government approvals, and other customary closing conditions. Emerson will work closely with the local Russia management group to help ensure a smooth transition for employees through the sale process.

In 2022, the Company acquired three other businesses, two in the Automation Solutions segment and one in the AspenTech segment, for $130, net of cash acquired. The three businesses had combined annual sales of approximately $40.

On October 1, 2020, the Company completed the acquisition of Open Systems International, Inc. (OSI), a leading operations technology software provider in the global power industry, for approximately $1.6 billion, net of cash acquired. This business had net sales of $191 in fiscal 2021 and is now reported in the AspenTech segment.

In 2020, the Company acquired three businesses, two in the Automation Solutions segment and one in the Climate Technologies segment, for $126, net of cash acquired. These three businesses had combined annual sales of approximately $50.

See Note 4 and Item 1A - "Risk Factors" for further information on acquisitions and divestitures.

COST OF SALES
Cost of sales for 2022 were $11,441, an increase of $768 compared with $10,673 in 2021, primarily due to higher sales volume and higher materials costs. Gross profit was $8,188 in 2022 compared to $7,563 in 2021, while gross margin increased 0.2 percentage points to 41.7 percent. The Heritage AspenTech acquisition benefited gross margin 0.7 percentage points, while price less net material inflation was favorable but had a dilutive impact on margins. Higher freight and other inflation also negatively impacted margins, partially offset by favorable mix.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
SG&A expenses of $4,248 in 2022 increased $69 compared with 2021, reflecting the impact of higher sales and higher wage and other inflation. SG&A as a percent of sales decreased 1.3 percentage points to 21.6 percent, reflecting leverage on higher sales and lower stock compensation expense of $80 due to a lower share price in the current year (0.5 percentage points).

SG&A expenses of $4,179 in 2021 increased $193 compared with 2020 on higher stock compensation expense, as well as increased sales volume. SG&A as a percent of sales decreased 0.9 percentage points to 22.9 percent, reflecting increased savings of approximately $240 from the Company's restructuring and cost reset actions, partially offset by higher stock compensation expense of $144 (0.6 percentage points) due to a higher share price in 2021.

INVESTMENT AND DIVESTITURE GAINS
As previously disclosed, the Company sold its network power systems business (rebranded as Vertiv, now a publicly traded company, symbol VRT) in 2017 and retained a subordinated interest contingent upon the equity holders first receiving a threshold cash return on their initial investment. In the first quarter of fiscal 2022, the equity holders' cumulative cash return exceeded the threshold and as a result, the Company received a distribution of $438 in November 2021 (in total, a pretax gain of $453 was recognized in the first quarter). Based on the terms of the agreement and the current calculation, the Company could receive additional distributions of approximately $75 which are expected to be received over the next two-to-three years. However, the distributions are contingent on the timing and price at which Vertiv shares are sold by the equity holders and therefore, there can be no assurance as to the amount or timing of the remaining distributions to the Company.

On May 31, 2022, the Company completed the sale of its Therm-O-Disc sensing and protection technologies business to an affiliate of One Rock Capital Partners, LLC. The Company recognized a pretax gain of $486 ($429 after-tax, $0.72 per share). See Note 4.

OTHER DEDUCTIONS, NET
Other deductions, net were $601 in 2022, an increase of $283 compared with 2021, reflecting a charge of $145 related to the Company exiting its business in Russia ($10 of which is reported in restructuring costs), acquisition/divestiture costs of $110, higher intangibles amortization of $57, primarily related to the Heritage AspenTech acquisition, and a mark-to-market loss of $50 related to foreign currency forward contracts entered into by AspenTech to mitigate the impact of foreign currency exchange associated with the Micromine purchase price. These items were partially offset by lower restructuring costs of $64, gains from the sales of capital assets of $15, and a $14 gain from the acquisition of full ownership of an equity investment. The prior year also had several investment-related gains which are described below. See Notes 5 and 6.

Other deductions, net were $318 in 2021, a decrease of $214 compared with 2020, reflecting lower restructuring costs of $134, investment-related gains, including gains of $21 from an investment sale and $17 from the acquisition of full ownership of an equity investment, and a gain of $31 from the sale of an equity investment, a favorable impact from pensions, and favorable foreign currency transactions of $17. These items were partially offset by higher intangibles amortization of $61, primarily related to the OSI acquisition.

INTEREST EXPENSE, NET
Interest expense, net was $193, $154 and $156 in 2022, 2021 and 2020, respectively. The increase in 2022 reflects the issuance of $3 billion of long-term debt in December 2021 to support the AspenTech transaction, partially offset by $500 of notes that matured in the first quarter of fiscal 2022.

EARNINGS BEFORE INCOME TAXES
Pretax earnings of $4,085 increased $1,173 in 2022, up 40 percent compared with 2021 reflecting the impact of the Vertiv and Therm-O-Disc gains discussed above. Earnings increased $401 in Automation Solutions, $19 in AspenTech and $76 in Commercial & Residential Solutions. Costs reported at Corporate increased $223, largely due to the Russia business exit loss and acquisition/divestiture costs, offset by lower stock compensation expense of $80. See the Business Segments discussion that follows and Note 18.

Pretax earnings of $2,912 increased $577 in 2021, up 25 percent compared with 2020. Earnings increased $416 in Automation Solutions, $9 in AspenTech and $246 in Commercial & Residential Solutions. Costs reported at Corporate increased $96, reflecting higher stock compensation expense of $114 and first year acquisition accounting charges and fees related to the OSI acquisition of $50, partially offset by the investment-related gains discussed above and lower unallocated pension and postretirement costs which decreased by $41.

INCOME TAXES
Income taxes were $855, $585 and $345 for 2022, 2021 and 2020, respectively, resulting in effective tax rates of 21 percent, 20 percent and 15 percent in 2022, 2021 and 2020, respectively.

The tax rates for 2022, 2021 and 2020 include benefits from restructuring subsidiaries of $11, $13 and $103, respectively. The impact on the 2022 tax rate from the gain on divestiture of the Therm-O-Disc business and the Russia business exit in 2022 essentially offset. The lower rate in 2020 included the impact of a research and development tax credit study. See Note 14.

NET EARNINGS AND EARNINGS PER SHARE
Net earnings attributable to common stockholders in 2022 were $3,231, up 40 percent compared with 2021, and diluted earnings per share were $5.41, up 42 percent compared with $3.82 in 2021. Results reflected strong operating results and included a pretax gain of $453 ($358 after-tax, $0.60 per share) related to the Company's subordinated interest in Vertiv and a pretax gain of $486 ($429 after-tax, $0.72 per share) related to the Therm-O-Disc divestiture. See the analysis of adjusted earnings per share in the Overview section for further details.

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

Twelve Months Ended September 30	2021	2022	Change

Earnings before income taxes	$2,912	4,085	40%
Percent of sales	16.0%	20.8%	4.8 pts
Interest expense, net	154	193
Restructuring and related costs	188	119
Amortization of intangibles	327	451
Gain on subordinated interest	—	(453)
Gain on sale of Therm-O-Disc	—	(486)
Russia business exit	—	181
Acquisition/divestiture costs	—	110
AspenTech Micromine purchase price hedge	—	50
Investment-related gains	(17)	(14)
OSI first year acquisition accounting charges	50	—
Adjusted EBITA	$3,614	4,236	17%
Percent of sales	19.8%	21.6%	1.8 pts

RETURNS ON EQUITY AND TOTAL CAPITAL
Return on common stockholders' equity (net earnings attributable to common stockholders divided by average common stockholders' equity) was 31.9 percent in 2022 compared with 25.2 percent in 2021 and 23.6 percent in 2020. Return on total capital (computed as net earnings attributable to common stockholders excluding after-tax net interest expense, divided by average common stockholders' equity plus short- and long-term debt less cash and short-term investments) was 20.4 percent in 2022 compared with 18.1 percent in 2021 and 16.8 percent in 2020. The higher returns in 2022 included the impact of the Vertiv subordinated interest after-tax gain of $358, the after-tax gain on the Therm-O-Disc divestiture of $429, after-tax acquisition/divestiture costs of $93, and the Russia business exit after-tax loss of $190. Excluding these items, return on common stockholders' equity and return on total capital were 26.9 percent and 17.4 percent, respectively.

Business Segments
Following is an analysis of segment results for 2022 compared with 2021, and 2021 compared with 2020. The Company defines segment earnings as earnings before interest and income taxes.

AUTOMATION SOLUTIONS
	2020	2021	2022	21 vs. 20	22 vs. 21

Sales	$11,026	11,292	11,758	2%	4%
Earnings	$1,539	1,955	2,356	27%	20%
Margin	14.0%	17.3%	20.0%	3.3 pts	2.7 pts

Restructuring and related costs	$238	146	89
Amortization of intangibles	$184	186	167

Adjusted EBITA	$1,961	2,287	2,612	17%	14%
Adjusted EBITA Margin	17.8%	20.3%	22.2%	2.5 pts	1.9 pts

Sales by Major Product Offering
Measurement & Analytical Instrumentation	$3,108	3,071	3,206	(1)%	4%
Valves, Actuators & Regulators	3,589	3,483	3,604	(3)%	3%
Industrial Solutions	2,012	2,266	2,403	13%	6%
Systems & Software	2,317	2,472	2,545	6%	3%
Total	$11,026	11,292	11,758	2%	4%

2022 vs. 2021 - Automation Solutions sales were $11.8 billion in 2022, an increase of $466, or 4 percent. Underlying sales increased 7 percent on 5 percent higher volume and 2 percent higher price, reflecting strength in process end markets and sustained demand in discrete and hybrid end markets, despite supply chain and logistics constraints which unfavorably impacted sales. Foreign currency translation had a 3 percent unfavorable impact. Sales for Measurement & Analytical Instrumentation increased $135 or 4 percent. Sales were strong in China and North America, while sales were down moderately in Europe due to supply chain constraints. Valves, Actuators & Regulators increased $121, or 3 percent, reflecting strong demand in the Americas and China, partially offset by softness in the rest of Asia, Middle East & Africa. Industrial Solutions sales increased $137, or 6 percent, reflecting strong demand across all geographies. Systems & Software increased $73, or 3 percent, reflecting strength in process end markets in North America and China, partially offset by weakness in Europe, while power end markets were strong in North America and Europe. Underlying sales increased 14 percent in the Americas (U.S. up 13 percent), while Europe, which was negatively impacted by 5 percentage points due to the business exit from Russia, decreased 1 percent, and Asia, Middle East & Africa was up 5 percent (China up 11 percent). Earnings of $2,356 increased $401 from the prior year, and margin increased 2.7 percentage points to 20.0 percent, reflecting leverage on higher volume, favorable mix, lower restructuring expenses which benefited margins 0.4 percentage points, savings from cost reduction actions and favorable price less net material inflation, partially offset by higher freight and other inflation.

2021 vs. 2020 - Automation Solutions sales were $11.3 billion in 2021, an increase of $266, or 2 percent. Underlying sales were flat as higher prices offset slightly lower volume. Discrete and hybrid markets exhibited strength throughout the year while longer cycle process automation markets began to recover in the second half of the year, including a sharp recovery in core North American automation markets. Foreign currency translation had a 2 percent favorable impact. Sales for Measurement & Analytical Instrumentation decreased $37, or 1 percent, as process industries were weak in the first half of the year, but have improved sequentially as markets continue to recover from the impacts of COVID-19. Valves, Actuators & Regulators decreased $106, or 3 percent, reflecting slower demand in most end markets, particularly in North America and Europe, partially offset by modest growth in Asia. Industrial Solutions sales increased $254, or 13 percent, on strong growth in Europe and robust growth in China, while North American discrete end markets were up moderately. Systems & Software increased $155, or 6 percent. Process end markets were strong in Europe and had moderate growth in Asia while North America was flat. Power generation end markets were solid in North America and strong in Europe, partially offset by softness in Asia. Underlying sales decreased 2 percent in the Americas (U.S. down 3 percent), increased 1 percent in Europe and 2 percent in Asia, Middle East & Africa (China up 14 percent). Earnings of $1,955 increased $416 from the prior year, and margin increased 3.3 percentage points to 17.3 percent, as significant savings from cost reduction actions and favorable price-cost more than offset higher performance-based compensation expense. Lower restructuring expense benefited margins 0.9 percentage points.

ASPENTECH
	2020	2021	2022	21 vs. 20	22 vs. 21

Sales	$131	319	656	145%	106%
Earnings (loss)	$(16)	(7)	12	56%	269%
Margin	(12.8)%	(2.3)%	1.9%	10.5 pts	4.2 pts

Restructuring and related costs	$6	2	—
Amortization of intangibles	$23	89	237

Adjusted EBITA	$13	84	249	535%	198%
Adjusted EBITA Margin	10.1%	26.2%	38.0%	16.1 pts	11.8 pts
As a result of the Heritage AspenTech acquisition, the Company identified one additional segment in fiscal 2022. The new segment reflects the combined results of Heritage AspenTech and the Emerson Industrial Software Business. The results for this new segment include the historical results of the Emerson Industrial Software Business (which was previously reported in the Automation Solutions segment), while results related to the Heritage AspenTech business include only periods subsequent to the close of the transaction on May 16, 2022. See Note 4 for further details.

2022 vs. 2021 - AspenTech sales were $656 in 2022, an increase of $337, or 106 percent due to the acquisition of Heritage AspenTech. Earnings were $12, an increase of $19, and margin improved to 1.9 percent, reflecting the impact of the Heritage AspenTech acquisition. Results for fiscal 2022 included intangibles amortization of $148 related to the Heritage AspenTech acquisition ($51 of which was reported in Cost of sales).

2021 vs. 2020 - AspenTech sales were $319 in 2021, an increase of $188, or 145 percent due to the Open Systems International, Inc. ("OSI") acquisition. The segment had a loss $7, an improvement of $9 compared to 2020, and margin improved to (2.3) percent, reflecting the impact of the OSI acquisition. Results for fiscal 2021 included intangibles amortization of $66 related to the OSI acquisition.

COMMERCIAL & RESIDENTIAL SOLUTIONS
	2020	2021	2022	21 vs. 20	22 vs. 21

Sales:
Climate Technologies	$3,980	4,748	5,200	19%	10%
Tools & Home Products	1,663	1,905	2,033	15%	7%
Total	$5,643	6,653	7,233	18%	9%

Earnings:
Climate Technologies	$801	965	1,038	20%	8%
Tools & Home Products	317	399	402	26%	1%
Total	$1,118	1,364	1,440	22%	6%
Margin	19.8%	20.5%	19.9%	0.7 pts	(0.6) pts

Restructuring and related costs	$52	26	24
Amortization of intangibles	$49	52	47

Adjusted EBITA	$1,219	1,442	1,511	18%	5%
Adjusted EBITA Margin	21.6%	21.6%	20.9%	- pts	(0.7) pts

2022 vs. 2021 - Commercial & Residential Solutions sales were $7.2 billion in 2022, an increase of $580, or 9 percent. Foreign currency translation had a 2 percent unfavorable impact and divestitures deducted 2 percent. Underlying sales increased 13 percent on 3 percent higher volume and 10 percent higher price. Climate Technologies sales were $5.2 billion in 2022, an increase of $452, or 10 percent. Air conditioning, heating and refrigeration sales were strong, reflecting global demand across all end markets. Tools & Home Products sales were $2.0 billion in 2022, up $128 or 7 percent compared to the prior year. Sales of professional tools and food waste disposers were strong, while wet/dry vacuums decreased moderately due to difficult comparisons. Overall, underlying sales increased 15 percent in the Americas (U.S. up 14 percent) and 11 percent in Europe, while Asia, Middle East & Africa increased 5 percent (China down 7 percent). Earnings were $1,440, an increase of $76, and margin was down 0.6 percentage points, as price less net material inflation was favorable but had a slightly dilutive impact on margins and higher freight and other inflation also negatively impacted margins, partially offset by leverage on higher sales and savings from cost reduction actions.
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

Emerson is in a strong financial position, with total assets of $36 billion and stockholders' equity of $10 billion, and has the resources available for reinvestment in existing businesses, strategic acquisitions and managing its capital structure on a short- and long-term basis.

The Company continues to generate substantial operating cash flow with over $2.9 billion in each of the last three years. Cash flows have been and are expected to be sufficient for at least the next 12 months to meet the Company’s operating requirements, including those related to salaries and wages, working capital, capital expenditures, and other liquidity requirements associated with operations. The Company also has certain contractual obligations, primarily long-term debt and operating leases (see Notes 7, 10 and 11). The Company has been able to readily meet all its funding requirements and currently believes that sufficient funds will be available to meet its needs for the foreseeable future through operating cash flow, existing resources, short- and long-term debt capacity, or its $3.5 billion revolving backup credit facility under which it has not incurred any borrowings.

CASH FLOW
	2020	2021	2022

Operating Cash Flow	$3,083	3,575	2,922
Percent of sales	18.4%	19.6%	14.9%
Capital Expenditures	$538	581	531
Percent of sales	3.2%	3.2%	2.7%
Free Cash Flow (Operating Cash Flow less Capital Expenditures)	$2,545	2,994	2,391
Percent of sales	15.2%	16.4%	12.2%
Operating Working Capital	$866	704	1,040
Percent of sales	5.2%	3.9%	5.3%

Operating cash flow for 2022 was $2.9 billion, a $653, or 18 percent decrease compared with 2021, reflecting higher working capital due to increased sales and ongoing supply chain constraints. Operating cash flow of $3.6 billion in 2021 increased 16 percent compared to $3.1 billion in 2020, due to higher earnings. At September 30, 2022, operating working capital as a percent of sales was 5.3 percent compared with 3.9 percent in 2021 and 5.2 percent in 2020. The increase for 2022 compared to the prior year is due to higher inventory levels to support sales growth and reflecting ongoing supply chain constraints. In addition, the Heritage AspenTech acquisition increased operating working capital by approximately $250. As of September 30, 2022, Emerson's cash and equivalents totaled $1.8 billion, which included approximately $380 attributable to AspenTech. The cash held by AspenTech is intended to be used for its own purposes and is not a readily available source of liquidity for other Emerson general business purposes or to return to Emerson shareholders. Contributions to pension plans were $43 in 2022, $41 in 2021 and $66 in 2020.

Capital expenditures were $531, $581 and $538 in 2022, 2021 and 2020, respectively. Free cash flow (operating cash flow less capital expenditures) was $2.4 billion in 2022, down 20 percent. Free cash flow was $3.0 billion in 2021, compared with $2.5 billion in 2020. The Company is targeting capital spending from continuing operations of approximately $350 in 2023. Net cash paid in connection with acquisitions was $5,702, $1,611 and $126 in 2022, 2021 and 2020, respectively.

The Company's agreement to sell a majority stake in its Climate Technologies business will impact its cash flows in future periods after the transaction is completed. In 2022, this business had operating cash flow of approximately $875, capital expenditures of approximately $200, and free cash flow of approximately $675. The Company expects its remaining businesses will continue to generate significant cash flows that will be available to support the return of cash to shareholders and to reinvest for future growth.
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

Dividends were $1,223 ($2.06 per share) in 2022, compared with $1,210 ($2.02 per share) in 2021 and $1,209 ($2.00 per share) in 2020. In October 2022, the Board of Directors voted to increase the quarterly cash dividend 1 percent, to an annualized rate of $2.08 per share.

Purchases of Emerson common stock totaled $500, $500 and $942 in 2022, 2021 and 2020, respectively, at average per share prices of $87.64, $94.65 and $57.41.

In November 2015, the Board of Directors authorized the purchase of up to 70 million shares, and during fiscal 2022, the remaining shares available under this authorization were purchased. In March 2020, the Board of Directors authorized the purchase of an additional 60 million shares and a total of approximately 55 million shares remain available. The Company purchased 5.7 million shares in 2022, 5.3 million shares in 2021 and 16.4 million shares in 2020 under the authorizations.

LEVERAGE/CAPITALIZATION
	2020	2021	2022

Total Assets	$22,882	24,715	35,672
Long-term Debt	$6,326	5,793	8,259
Common Stockholders' Equity	$8,405	9,883	10,364

Total Debt-to-Total Capital Ratio	47.1%	40.3%	50.0%
Net Debt-to-Net Capital Ratio	33.2%	30.4%	45.3%
Operating Cash Flow-to-Debt Ratio	41.2%	53.6%	28.2%
Interest Coverage Ratio	14.4X	18.6X	18.9X

Total debt, which includes long-term debt, current maturities of long-term debt, commercial paper and other short-term borrowings, was $10,374, $6,665 and $7,486 as of September 30, 2022, 2021 and 2020, respectively. The increased debt was due to the issuance of $3 billion of long-term debt and increased commercial paper borrowings of approximately $1.3 billion compared to September 30, 2021. The Company used the net proceeds from the sale of the notes and the increased commercial paper borrowings to fund the majority of its contribution of approximately $6.0 billion to existing stockholders of Heritage AspenTech as part of the transaction. Long-term debt was issued in December 2021 as follows: $1 billion of 2.0% notes due December 2028, $1 billion of 2.2% notes due December 2031, and $1 billion of 2.8% notes due December 2051. Additionally, the Company repaid $500 of 2.625% notes that matured. See Note 4 and Note 11.

In fiscal 2021, the Company repaid $300 of 4.25% notes that matured and in fiscal 2020 repaid $500 of 4.875% notes that matured. Additionally, in fiscal 2020, the Company issued $500 of 1.8% notes due October 2027, $500 of 1.95% notes due October 2030 and $500 of 2.75% notes due October 2050, and in September 2020, the Company issued $750 of 0.875% notes due October 2026. The net proceeds from the sale of the notes were used to reduce commercial paper borrowings and for general corporate purposes. A portion of the proceeds from the notes issued in September 2020 were also used to fund the acquisition of OSI, which closed on October 1, 2020.
The total debt-to-total capital ratio and net debt-to-net capital ratio (less cash and short-term investments) increased in 2022 due to the increased borrowings to support the AspenTech transaction discussed above, while it decreased in 2021 due to lower long-term debt and higher equity compared to the prior year. The interest coverage ratio is computed as earnings before income taxes plus interest expense, divided by interest expense. The increase in 2022 reflects higher pretax earnings in the current year, which included the Vertiv subordinated interest gain of $453, the gain on the Therm-O-Disc divestiture of $486, and the Russia business exit loss of $181. Excluding these items, the interest coverage ratio was 15.6, reflecting higher interest expense due to the increased long-term debt and commercial paper borrowings to fund the Heritage AspenTech acquisition. The increase in 2021 reflects higher earnings and slightly lower interest expense.

In May 2018, the Company entered into a $3.5 billion five-year revolving backup credit facility with various banks, which replaced the April 2014 $3.5 billion facility. The credit facility is maintained to support general corporate purposes, including commercial paper borrowings. The Company has not incurred any borrowings under this or previous facilities. The credit facility contains no financial covenants and is not subject to termination based on a change of credit rating or material adverse changes. The facility is unsecured and may be accessed under various interest rate alternatives at the Company’s option. Fees to maintain the facility are immaterial. The Company expects to be able to renew its revolving backup credit facility in fiscal 2023 on substantially the same terms as the current facility. The Company also maintains a universal shelf registration statement on file with the SEC under which it can issue debt securities, preferred stock, common stock, warrants, share purchase contracts or share purchase units without a predetermined limit. Securities can be sold in one or more separate offerings with the size, price and terms to be determined at the time of sale.

Emerson's financial structure provides the flexibility necessary to achieve its strategic objectives. The Company has been successful in efficiently deploying cash where needed worldwide to fund operations, complete acquisitions and sustain long-term growth. At September 30, 2022, the majority of the Company's cash was held outside of the U.S. (primarily in Europe and Asia). The Company routinely repatriates a portion of its non-U.S. cash from earnings each year, or otherwise when it can be accomplished tax efficiently, and provides for withholding taxes and any applicable U.S. income taxes as appropriate.

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

REVENUE RECOGNITION
The Company evaluates its contracts with customers to identify the promised goods or services and recognizes revenue for the identified performance obligations at the amount the Company expects to be entitled to in exchange for those goods or services. A performance obligation is a promise in a contract to transfer a distinct good or service to a customer. Revenue is recognized when, or as, performance obligations are satisfied and control has transferred to the customer, typically when products are shipped or delivered, title and risk of loss pass to the customer, and the Company has a present right to payment. The majority of the Company's revenues relate to a broad offering of manufactured products which are recognized at the point in time when control transfers, generally in accordance with shipping terms. A portion of the Company's revenues relate to the sale of software and post-contract customer support, parts and labor for repairs, and engineering services.

In some circumstances, contracts include multiple performance obligations, where revenue is recognized separately for each good or service, as well as contracts where revenue is recognized over time as control transfers to the customer. Tangible products represent a large majority of the delivered items in contracts with multiple performance obligations or where revenue is recognized over time, while a smaller portion is attributable to installation, service and maintenance. In sales arrangements that involve multiple performance obligations, revenue is allocated based on the relative standalone selling price for each performance obligation. Observable selling prices from actual transactions are used whenever possible. In other instances, the Company determines the standalone selling price based on third-party pricing or management's best estimate. For revenues recognized over time, the Company typically uses an input method to determine progress and recognize revenue, based on costs incurred. The Company believes costs incurred closely correspond with its performance under the contract and the transfer of control to the customer.

VALUATION OF ASSETS AND LIABILITIES ACQUIRED IN A BUSINESS COMBINATION
Assets and liabilities acquired in business combinations, including intangible assets, are accounted for using the acquisition method and recorded at their respective fair values. In fiscal 2022, the Company completed the acquisition of Aspen Technology, Inc. and engaged an independent third-party valuation specialist to assist in the determination of the fair value of intangible assets. This included the use of certain assumptions and estimates, including the projected revenue for the customer relationship and developed technology intangible asset and the obsolescence rate for the developed technology intangible asset. Although we believe the assumptions and estimates to be reasonable and appropriate, they require judgement and are based on experience and historical information obtained from Aspen Technology, Inc.

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

As of September 30, 2022, the U.S. pension plans were overfunded by $513 in total (approximately 16 percent in excess of the projected benefit obligation), including unfunded plans totaling $162. The non-U.S. plans were underfunded by $57, including unfunded plans totaling $236. The Company contributed a total of $43 to defined benefit plans in 2022 and expects to contribute approximately $40 in 2023. At year-end 2022, the discount rate for U.S. plans was 5.64 percent, and was 2.92 percent in 2021. The assumed investment return on plan assets was 6.00 percent in 2022, 6.50 percent in 2021 and 6.75 percent in 2020, and will be 6.00 percent for 2023. While management believes its assumptions used are appropriate, actual experience may differ. A 0.25 percentage point decrease in the U.S. and non-U.S. discount rates would have increased the total projected benefit obligation at September 30, 2022 by $100 and increased fiscal 2023 pension expense by $15. A 0.25 percentage point decrease in the expected return on plan assets would increase fiscal 2023 pension expense by $15. See Note 12.

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

Other Items

LEGAL MATTERS
At September 30, 2022, there were no known contingent liabilities (including guarantees, pending litigation, taxes and other claims) that management believes will be material in relation to the Company's financial statements, nor were there any material commitments outside the normal course of business.

NEW ACCOUNTING PRONOUNCEMENTS
Effective October 1, 2021, the Company adopted three accounting standard updates which had an immaterial or no impact on the Company's financial statements for the year ended September 30, 2022. These included:

•Updates to Accounting Standards Codification ("ASC") 805, Business Combinations, which clarify the accounting for contract assets and liabilities assumed in a business combination. In general, this will result in contract liabilities being recognized at their historical amounts under ASC 606, rather than at fair value in accordance with the general requirements of ASC 805.

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

In fiscal 2021, the Company adopted two accounting standard updates and one new accounting standard, and in fiscal 2020 adopted updates to ASC 815, all of which had an immaterial impact on the Company's financial statements. These included:

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

FISCAL 2023 OUTLOOK
Following the announcement of its Climate Technologies divestiture, Emerson will report financial results for Climate Technologies, InSinkErator and Therm-O-Disc as discontinued operations for all periods presented, beginning in 2023. The earnings from discontinued operations for 2023 are expected to be $10 billion to $11 billion, or $17 to $19 per share, including the net gains on 2023 divestitures.

Emerson expects order strength and backlog to support fiscal 2023 sales growth. For the full year, consolidated net sales from continuing operations are expected to be up 7 to 9 percent, with underlying sales up 6.5 to 8.5 percent excluding a 3.5 percent unfavorable impact from foreign currency translation and a 4 percent favorable impact from acquisitions net of divestitures.

Earnings per share from continuing operations are expected to be $3.51 to $3.66 (which excludes any potential impact from the 45 percent common equity ownership in Climate Technologies' income or loss post-close), while adjusted earnings per share are expected to be $4.00 to $4.15, excluding a $0.13 per share impact from restructuring actions, a $0.61 per share impact from amortization of intangibles, $0.10 per share from interest income on the Climate Technologies note receivable, and $0.15 per share of interest income on undeployed proceeds from the Climate Technologies and InSinkErator divestitures.

The Company's fiscal 2023 results from continuing operations after the Climate Technologies divestiture (assumed to close March 31, 2023 for purposes of the guidance above) will include interest income from the $2.25 billion note receivable from Climate Technologies and reflect the 45 percent common equity ownership in the income, or loss, of Climate Technologies. Emerson will not control Climate Technologies post-closing and is therefore unable to estimate the amount of its 45 percent share of Climate Technologies' post-close results. The Company will exclude the interest income from the note receivable from Climate Technologies and its 45 percent share of Climate Technologies' operations in its calculation of fiscal 2023 adjusted earnings per share. Also excluded from adjusted earnings per share is the interest income on any undeployed net proceeds. The effect of Emerson's 45 percent share of Climate Technologies is expected to be immaterial to post-closing cash flows. The fiscal 2023 outlook assumes approximately $1.2 billion of dividend payments and approximately $2 billion to be returned to shareholders through share repurchases.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information from this Annual Report on Form 10-K set forth in Item 7 under "Financial Instruments" is hereby incorporated by reference.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Company's consolidated financial statements and accompanying notes and the report thereon of KPMG LLP (PCAOB ID 185) that follow.

Consolidated Statements of Earnings
EMERSON ELECTRIC CO. & SUBSIDIARIES

Years ended September 30
(Dollars and shares in millions, except per share amounts)

	2020	2021	2022

Net sales	$16,785	18,236	19,629

Cost of sales	9,776	10,673	11,441
Selling, general and administrative expenses	3,986	4,179	4,248
Gain on subordinated interest	—	—	(453)
Gain on sale of business	—	—	(486)
Other deductions, net	532	318	601
Interest expense, net of interest income of: 2020, $19; 2021, $12; 2022, $35	156	154	193
Earnings before income taxes	2,335	2,912	4,085
Income taxes	345	585	855
Net earnings	1,990	2,327	3,230
Less: Noncontrolling interests in earnings of subsidiaries	25	24	(1)
Net earnings common stockholders	$1,965	2,303	3,231

Earnings per share:
Basic	$3.26	3.85	5.44
Diluted	$3.24	3.82	5.41

Weighted average outstanding shares:
Basic	602.9	598.1	592.9
Diluted	606.6	601.8	596.3

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
EMERSON ELECTRIC CO. & SUBSIDIARIES

Years ended September 30
(Dollars in millions)

	2020	2021	2022
Net earnings	$1,990	2,327	3,230

Other comprehensive income (loss), net of tax:
Foreign currency translation	85	81	(644)
Pension and postretirement	64	605	37
Cash flow hedges	(2)	18	(14)
Total other comprehensive income (loss)	147	704	(621)

Comprehensive income	2,137	3,031	2,609

Less: Noncontrolling interests in comprehensive income of subsidiaries	27	23	(9)
Comprehensive income common stockholders	$2,110	3,008	2,618

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
EMERSON ELECTRIC CO. & SUBSIDIARIES

September 30 (Dollars and shares in millions, except per share amounts)

	2021	2022
ASSETS
Current assets
Cash and equivalents	$2,354	1,804
Receivables, less allowances of $116 in 2021 and $108 in 2022	2,971	3,008
Inventories	2,050	2,191
Other current assets	1,057	1,503
Total current assets	8,432	8,506

Property, plant and equipment, net	3,738	3,361

Other assets
Goodwill	7,723	14,662
Other intangible assets	2,877	6,724
Other	1,945	2,419
Total other assets	12,545	23,805
Total assets	$24,715	35,672

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current maturities of long-term debt	$872	2,115
Accounts payable	2,108	2,028
Accrued expenses	3,266	3,634
Total current liabilities	6,246	7,777

Long-term debt	5,793	8,259

Other liabilities	2,753	3,320

Equity
Common stock, $0.50 par value; authorized, 1,200.0 shares; issued, 953.4 shares; outstanding, 595.8 shares in 2021; 591.4 shares in 2022	477	477
Additional paid-in-capital	522	57
Retained earnings	26,047	28,053
Accumulated other comprehensive income (loss)	(872)	(1,485)
	26,174	27,102
Less: Cost of common stock in treasury, 357.6 shares in 2021; 362.0 shares in 2022	16,291	16,738
Common stockholders’ equity	9,883	10,364
Noncontrolling interests in subsidiaries	40	5,952
Total equity	9,923	16,316
Total liabilities and equity	$24,715	35,672

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Equity
EMERSON ELECTRIC CO. & SUBSIDIARIES

Years ended September 30
(Dollars in millions, except per share amounts)

	2020	2021	2022

Common stock	$477	477	477

Additional paid-in-capital
Beginning balance	393	470	522
Stock plans	77	52	85
Heritage AspenTech acquisition	—	—	(550)
Ending balance	470	522	57

Retained earnings
Beginning balance	24,199	24,955	26,047
Net earnings common stockholders	1,965	2,303	3,231
Dividends paid (per share: 2020, $2.00; 2021, $2.02; 2022, $2.06)	(1,209)	(1,210)	(1,225)
Adoption of accounting standard updates	—	(1)	—
Ending balance	24,955	26,047	28,053

Accumulated other comprehensive income (loss)
Beginning balance	(1,722)	(1,577)	(872)
Foreign currency translation	83	82	(636)
Pension and postretirement	64	605	37
Cash flow hedges	(2)	18	(14)
Ending balance	(1,577)	(872)	(1,485)

Treasury stock
Beginning balance	(15,114)	(15,920)	(16,291)
Purchases	(942)	(500)	(500)
Issued under Emerson stock plans	136	129	53
Ending balance	(15,920)	(16,291)	(16,738)

Common stockholders' equity	8,405	9,883	10,364

Noncontrolling interests in subsidiaries
Beginning balance	40	42	40
Net earnings	25	24	(1)
AspenTech Stock plans	—	—	35
Other comprehensive income	2	(1)	(8)
Dividends paid	(25)	(25)	(4)
Heritage AspenTech acquisition	—	—	5,890
Ending balance	42	40	5,952

Total equity	$8,447	9,923	16,316

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
EMERSON ELECTRIC CO. & SUBSIDIARIES

Years ended September 30 (Dollars in millions)

	2020	2021	2022
Operating activities
Net earnings	$1,990	2,327	3,230
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	854	969	1,039
Stock compensation expense	110	224	144
Pension expense	67	28	2
Pension funding	(66)	(41)	(43)
Changes in operating working capital	148	203	(515)
Gain on subordinated interest	—	—	(453)
Gain on sale of business	—	—	(486)
Other, net	(20)	(135)	4
Cash provided by operating activities	3,083	3,575	2,922

Investing activities
Capital expenditures	(538)	(581)	(531)
Purchases of businesses, net of cash and equivalents acquired	(126)	(1,611)	(5,702)
Divestitures of businesses	—	34	601
Proceeds from subordinated interest	—	—	438
Other, net	(76)	38	(140)
Cash used in investing activities	(740)	(2,120)	(5,334)

Financing activities
Net decrease in short-term borrowings	(90)	(504)	1,241
Proceeds from short-term borrowings greater than three months	1,043	71	1,162
Payments of short-term borrowings greater than three months	(1,043)	(71)	(1,165)
Proceeds from long-term debt	2,233	—	2,975
Payments of long-term debt	(503)	(308)	(522)
Dividends paid	(1,209)	(1,210)	(1,223)
Purchases of common stock	(942)	(500)	(500)
Other, net	2	100	80
Cash used in financing activities	(509)	(2,422)	2,048

Effect of exchange rate changes on cash and equivalents	(13)	6	(186)
Increase (Decrease) in cash and equivalents	1,821	(961)	(550)
Beginning cash and equivalents	1,494	3,315	2,354
Ending cash and equivalents	$3,315	2,354	1,804

Changes in operating working capital
Receivables	$207	(165)	(214)
Inventories	(6)	(126)	(469)
Other current assets	33	(99)	(65)
Accounts payable	(196)	370	122
Accrued expenses	110	223	111
Total changes in operating working capital	$148	203	(515)

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
EMERSON ELECTRIC CO. & SUBSIDIARIES

Years ended September 30
(Dollars in millions, except per share amounts or where noted)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation
The preparation of the financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from these estimates. Certain prior year amounts have been reclassified to conform with current year presentation to reflect the business combination with AspenTech (see Note 4), which is reported as a new segment and includes the historical results of Open Systems International, Inc. and the Geological Simulation Software business. These businesses were previously reported in the Automation Solutions segment (see Note 18).

Effective October 1, 2021, the Company adopted three accounting standard updates which had an immaterial or no impact on the Company's financial statements for the year ended September 30, 2022. These included:

•Updates to Accounting Standards Codification ("ASC") 805, Business Combinations, which clarify the accounting for contract assets and liabilities assumed in a business combination. In general, this will result in contract liabilities being recognized at their historical amounts under ASC 606, rather than at fair value in accordance with the general requirements of ASC 805.

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

In fiscal 2021, the Company adopted two accounting standard updates and one new accounting standard, and in fiscal 2020 adopted updates to ASC 815, all of which had an immaterial impact on the Company's financial statements. These included:

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

Inventories
Inventories are stated at the lower of cost and net realizable value. The majority of inventory is valued based on standard costs, which are revised at the beginning of each year and approximate average costs, while the remainder is principally valued on a first-in, first-out basis. Following are the components of inventory as of September 30:

	2021	2022
Finished products	$616	628
Raw materials and work in process	1,434	1,563
Total inventories	$2,050	2,191

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
The components of property, plant and equipment as of September 30 follow:

	2021	2022
Land	$359	317
Buildings	2,493	2,364
Machinery and equipment	6,097	5,678
Construction in progress	478	459
Property, plant and equipment, at cost	9,427	8,818
Less: Accumulated depreciation	5,689	5,457
Property, plant and equipment, net	$3,738	3,361

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

All of the Company's identifiable intangible assets are subject to amortization on a straight-line basis over their estimated useful lives. Identifiable intangibles consist of intellectual property such as technology, patents and trademarks, customer relationships and capitalized software. Identifiable intangibles are also subject to evaluation for potential impairment if events or circumstances indicate the carrying amount may not be recoverable. See Note 8.

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

Revenue Recognition
Emerson is a global manufacturer that designs and manufactures products and delivers services that bring technology and engineering together to provide innovative solutions for its customers, largely in the form of tangible products. The Company evaluates its contracts with customers to identify the promised goods or services and recognizes revenue for the identified performance obligations at the amount the Company expects to be entitled to in exchange for those goods or services. A performance obligation is a promise in a contract to transfer a distinct good or service to a customer. Revenue is recognized when, or as, performance obligations are satisfied and control has transferred to the customer, typically when products are shipped or delivered, title and risk of loss pass to the customer, and the Company has a present right to payment. The majority of the Company's revenues relate to a broad offering of manufactured products which are recognized at the point in time when control transfers, generally in accordance with shipping terms. A portion of the Company's revenues relate to the sale of software and post-contract customer support, parts and labor for repairs, and engineering services. In some circumstances, contracts include multiple performance obligations, where revenue is recognized separately for each good or service, as well as contracts where revenue is recognized over time as control transfers to the customer.

Revenue is recognized over time for approximately 10 percent of the Company's revenues. The majority of these revenues relate to projects in the Systems & Software product offering within the Automation Solutions segment where revenue is recognized using the percentage-of-completion method to reflect the transfer of control over time, while a smaller amount is attributable to long-term maintenance and service contracts where revenue is typically recognized on a straight-line basis as the services are provided. Approximately 5 percent of revenues relate to sales arrangements with multiple performance obligations, principally in the Automation Solutions and AspenTech segments. Tangible products represent a large majority of the delivered items in contracts with multiple performance obligations or where revenue is recognized over time, while a smaller portion is attributable to installation, service and maintenance.

For projects where revenue is recognized over time, the Company typically uses an input method to determine progress and recognize revenue, based on costs incurred. The Company believes costs incurred closely correspond with its performance under the contract and the transfer of control to the customer.

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
The Company also uses derivatives to hedge economic exposures that do not receive hedge accounting under ASC 815. The underlying exposures for these hedges relate primarily to purchases of commodity-based components used in the Company's manufacturing processes, and the revaluation of certain foreign-currency-denominated assets and liabilities. In addition, in fiscal 2022 AspenTech entered into foreign currency forward contracts to mitigate the impact of foreign currency exchange associated with the Micromine purchase price. Gains or losses on derivative instruments not designated as hedges are recognized in the income statement immediately.

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
Income Taxes
The provision for income taxes is based on pretax income reported in the consolidated statements of earnings and tax rates currently enacted in each jurisdiction. Certain income and expense items are recognized in different time periods for financial reporting and income tax filing purposes, and deferred income taxes are provided for the effect of temporary differences. The Tax Cuts and Jobs Act subjects the Company to U.S. tax on global intangible low-taxed income earned by certain of its non-U.S. subsidiaries. The Company has elected to recognize this tax as a period expense when it is incurred. The Company also provides for withholding taxes and any applicable U.S. income taxes on earnings intended to be repatriated from non-U.S. locations. No provision has been made for these taxes on approximately $6.0 billion of undistributed earnings of non-U.S. subsidiaries as of September 30, 2022, as these earnings are considered indefinitely invested or otherwise retained for continuing international operations. Recognition of withholding taxes and any applicable U.S. income taxes on undistributed non-U.S. earnings would be triggered by a management decision to repatriate those earnings. Determination of the amount of taxes that might be paid on these undistributed earnings if eventually remitted is not practicable. See Note 14.

(2) REVENUE RECOGNITION
The following table summarizes the balances of the Company's unbilled receivables (contract assets), which are reported in Other assets (current and noncurrent), and its customer advances (contract liabilities), which are reported in Accrued expenses and Other liabilities.

	2021	2022
Unbilled receivables (contract assets)	$528	1,399
Customer advances (contract liabilities)	(730)	(879)
Net contract liabilities	$(202)	520
The majority of the Company's contract balances relate to (1) arrangements where revenue is recognized over time and payments from customers are made according to a contractual billing schedule, and (2) revenue from term software license arrangements sold by Heritage AspenTech where the license revenue is recognized upfront upon delivery. The change in the net contract balance was due to the Heritage AspenTech acquisition, which added net contract assets of approximately $700, partially offset by an increase in net contract liabilities for the Company's existing businesses due to customer billings exceeding revenue recognized for performance completed during the period. Revenue recognized for 2022 included approximately $552 that was included in the beginning contract liability balance. Other factors that impacted the change in net contract liabilities were immaterial.
Revenue recognized for 2022 for performance obligations that were satisfied in previous periods, including cumulative catchup adjustments on the Company's long-term contracts, was not material. Capitalized amounts related to incremental costs to obtain customer contracts and costs to fulfill contracts are immaterial.
As of September 30, 2022, the Company's backlog relating to unsatisfied (or partially unsatisfied) performance obligations in contracts with its customers was approximately $8.1 billion, which includes approximately $700 related to the Heritage AspenTech acquisition. Heritage AspenTech's remaining performance obligations primarily relate to software maintenance in long-term contracts for unspecified future software updates provided on a when-and-if available basis. The Company expects to recognize approximately 80 percent of its remaining performance obligations as revenue over the next 12 months, with the remainder substantially over the subsequent two years thereafter.
See Note 18 for additional information about the Company's revenues.

(3) WEIGHTED-AVERAGE COMMON SHARES

Basic earnings per common share consider only the weighted-average of common shares outstanding while diluted earnings per common share also consider the dilutive effects of stock options and incentive shares. An inconsequential number of shares of common stock were excluded from the computation of dilutive earnings per share in 2022, 2021 and 2020 as the effect would have been antidilutive. Earnings allocated to participating securities were inconsequential for all years presented.

Reconciliations of weighted-average shares for basic and diluted earnings per common share follow (shares in millions):

	2020	2021	2022
Basic shares outstanding	602.9	598.1	592.9
Dilutive shares	3.7	3.7	3.4
Diluted shares outstanding	606.6	601.8	596.3

(4) ACQUISITIONS AND DIVESTITURES

Aspen Technology

On May 16, 2022, the Company completed the transactions contemplated by its definitive agreement with Aspen Technology, Inc. ("Heritage AspenTech") to contribute two of Emerson's stand-alone industrial software businesses, Open Systems International, Inc. and the Geological Simulation Software business (collectively, the “Emerson Industrial Software Business”), along with approximately $6.0 billion in cash to Heritage AspenTech stockholders, to create "New AspenTech", a diversified, high-performance industrial software leader with greater scale, capabilities and technologies (hereinafter referred to as "AspenTech"). Upon closing of the transaction, Emerson beneficially owned 55 percent of the outstanding shares of AspenTech common stock (on a fully diluted basis) and former Heritage AspenTech stockholders owned the remaining outstanding shares of AspenTech common stock. AspenTech and its subsidiaries now operate under Heritage AspenTech’s previous name “Aspen Technology, Inc.” and AspenTech common stock is traded on NASDAQ under AspenTech’s previous stock ticker symbol “AZPN.”

The business combination has been accounted for using the acquisition method of accounting with Emerson considered the accounting acquirer of Heritage AspenTech. The net assets of Heritage AspenTech were recorded at their estimated fair value and the Emerson Industrial Software Business continues at its historical basis. The Company recorded a noncontrolling interest of $5.9 billion for the 45 percent ownership interest of former Heritage AspenTech stockholders in AspenTech. The noncontrolling interest associated with the Heritage AspenTech acquired net assets was recorded at fair value determined using the closing market price per share of Heritage AspenTech as of May 16, 2022, while the portion attributable to the Emerson Industrial Software business was recorded at its historical carrying amount. The impact of recognizing the noncontrolling interest in the Emerson Industrial Software Business resulted in a decrease to additional paid-in-capital of $550.

The following table summarizes the components of the purchase consideration reflected in the acquisition accounting using Heritage AspenTech's shares outstanding and closing market price per share as of May 16, 2022 (in millions except share and per share data):

Heritage AspenTech shares outstanding	66,662,482
Heritage AspenTech share price	$166.30
Purchase price	$11,086
Value of stock-based compensation awards attributable to pre-combination service	102
Total purchase consideration	$11,188

The total purchase consideration for Heritage AspenTech was preliminarily allocated to assets and liabilities as follows. Valuations of acquired assets and liabilities are in-process and subject to refinement.

Cash and equivalents	$274
Receivables	61
Other current assets	262
Property, plant equipment	4
Goodwill ($34 expected to be tax-deductible)	7,225
Other intangible assets	4,390
Other assets	511
Total assets	12,727

Short-term borrowings	27
Accounts payable	8
Accrued expenses	113
Long-term debt	255
Deferred taxes and other liabilities	1,136
Total purchase consideration	$11,188

Emerson's cash contribution of approximately $6.0 billion was paid out at approximately $87.69 per share (on a fully diluted basis) to holders of issued and outstanding shares of Heritage AspenTech common stock as of the closing of the transactions, with $168 of cash remaining on AspenTech's balance sheet as of the closing which is not included in the allocation of purchase consideration above.

The estimated intangible assets attributable to the transaction are comprised of the following (in millions):

	Amount	Estimated Useful Life (Years)
Developed technology	$1,350	10
Customer relationships	2,300	15
Trade names	430	Indefinite-lived
Backlog	310	3
Total	$4,390

Results of operations for 2022 attributable to the Heritage AspenTech acquisition include sales of $356 while the impact to GAAP net earnings was not material.

Pro Forma Financial Information

The following unaudited proforma consolidated condensed financial results of operations are presented as if the acquisition of Heritage AspenTech occurred on October 1, 2020. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved had the acquisition occurred as of that time ($ in millions, except per share amounts).

	2021	2022
Net Sales	$18,966	20,042
Net earnings common stockholders	$2,106	3,262
Diluted earnings per share	$3.50	5.46

The pro forma results for 2021 include $159 of transaction costs which were assumed to be incurred in the first fiscal quarter of 2021. Of these transaction costs, $91 were included in the Company's reported results for 2022, but have been excluded from the fiscal 2022 pro forma results above. In addition, Heritage AspenTech incurred $68 of transaction costs prior to the completion of the acquisition that were not included in Emerson's reported results. The pro forma results for 2021 include estimated interest expense of $147, respectively, related to the issuance of $3.0 billion of term debt and increased commercial paper borrowings to fund the acquisition, while results for 2022 include additional interest expense of $56 to reflect the increased borrowings as if they were outstanding for the entire fiscal year.

Other Transactions

On July 27, 2022, AspenTech entered into an agreement to acquire Micromine, a global leader in design and operational solutions for the mining industry, for AU $900 (approximately $623 USD based on exchange rates when the transaction was announced). The transaction is expected to close by the end of calendar 2022, subject to various regulatory approvals.

On May 31, 2022 the Company completed the divestiture of its Therm-O-Disc sensing and protection technologies business, which was reported in the Climate Technologies segment, to an affiliate of One Rock Capital Partners, LLC. The Company recognized a pretax gain of $486 ($429 after-tax, $0.72 per share).

On May 4, 2022, Emerson announced its intention to exit business operations in Russia and divest Metran, its Russia-based manufacturing subsidiary, and on September 27, 2022, announced an agreement to sell the business to the local management group. Emerson's historical net sales in Russia were principally in the Automation Solutions segment and in total, represented approximately 1.5 percent of consolidated annual sales. The Company recognized a pretax loss of $181 ($190 after-tax, in total $0.32 per share) related to its exit of business operations in Russia. This charge, which included a loss of $36 in operations and $145 reported in Other deductions ($10 of which is reported in restructuring costs), is primarily non-cash. The transaction will be subject to regulatory and government approvals, and other customary closing conditions. Emerson will work closely with the local Russia management group to help ensure a smooth transition for employees through the sale process.

In 2022, the Company acquired three other businesses, two in the Automation Solutions segment and one in the AspenTech segment, for $130, net of cash acquired. The three businesses had combined annual sales of approximately $40.

On October 1, 2020, the Company completed the acquisition of Open Systems International, Inc. (OSI), a leading operations technology software provider in the global power industry, for approximately $1.6 billion, net of cash acquired. This business, which had net sales of $191 in fiscal 2021 and is reported in the AspenTech segment, expands the Company's offerings in the power industry to include the digitization and modernization of the electric grid. The Company recognized goodwill of $967 (none of which is expected to be tax deductible), identifiable intangible assets of $783, primarily intellectual property and customer relationships with a weighted-average useful life of approximately 11 years, and deferred tax liabilities of $193. Results of operations for the year ended September 30, 2021 included first year pretax acquisition accounting charges related to backlog amortization and deferred revenue of $30 and $14, respectively, and fees of $6.

As previously disclosed, the Company sold its network power systems business (rebranded as Vertiv, now a publicly traded company, symbol VRT) in 2017 and retained a subordinated interest contingent upon the equity holders first receiving a threshold cash return on their initial investment. In the first quarter of fiscal 2022, the equity holders' cumulative cash return exceeded the threshold and as a result, the Company received a distribution of $438 in November 2021 (in total, a pretax gain of $453 was recognized in the first quarter, $358 after-tax, $0.60 per share). Based on the terms of the agreement and the current calculation, the Company could receive additional distributions of approximately $75 which are expected to be received over the next two-to-three years. However, the distributions are contingent on the timing and price at which Vertiv shares are sold by the equity holders and therefore, there can be no assurance as to the amount or timing of the remaining distributions to the Company.

In 2020, the Company acquired three businesses, two in the Automation Solutions segment and one in the Climate Technologies segment, for $126, net of cash acquired. These three businesses had combined annual sales of approximately $50.

(5) OTHER DEDUCTIONS, NET

Other deductions, net are summarized below:
	2020	2021	2022
Amortization of intangibles (intellectual property and customer relationships)	$239	300	357
Restructuring costs	284	150	86
Acquisition/divestiture costs	—	—	110
Foreign currency transaction (gains) losses	21	4	7
Investment-related gains & gains from sales of capital assets	—	(69)	(30)
Russia business exit	—	—	135
Other	(12)	(67)	(64)
Total	$532	318	601

In fiscal 2022, intangibles amortization included $97 related to the Heritage AspenTech acquisition, while the prior year included backlog amortization related to the OSI acquisition of $30. Foreign currency transaction losses included a $50 mark-to-market loss in fiscal 2022 related to foreign currency forward contracts entered into by AspenTech to mitigate the impact of foreign currency exchange associated with the Micromine purchase price. Other is composed of several items, including pension expense, litigation costs, provision for bad debt and other items, none of which is individually significant.

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
Restructuring expenses were $86, $150 and $284 for 2022, 2021 and 2020, respectively. The Company expects fiscal year 2023 restructuring expense to be approximately $100.
Restructuring costs by business segment follows:

	2020	2021	2022
Automation Solutions	$225	121	52

AspenTech	7	2	—

Climate Technologies	23	15	10
Tools & Home Products	21	7	11
Commercial & Residential Solutions	44	22	21

Corporate	8	5	13

Total	$284	150	86

Actions taken in 2022 included workforce reductions of approximately 2,200 positions and the exit of eight production facilities worldwide. Costs incurred in 2021 and 2020 primarily relate to the Company's initiatives to improve operating margins that began in the third quarter of fiscal 2019 and were expanded in the third quarter of fiscal 2020 in response to the effects of COVID-19 on demand for the Company's products. Expenses incurred in 2021 and 2020 included actions to exit eight and six facilities, and eliminate approximately 3,600 and 5,400 positions, respectively.

The change in the liability for restructuring costs during the years ended September 30 follows:

	2021	Expense	Utilized/Paid	2022
Severance and benefits	$172	46	79	139
Other	4	40	38	6
Total	$176	86	117	145

	2020	Expense	Utilized/Paid	2021
Severance and benefits	$176	112	116	172
Other	5	38	39	4
Total	$181	150	155	176

The tables above do not include $43 and $38 of costs related to restructuring actions incurred for the year ended September 30, 2022 and 2021, respectively, that are required to be reported in cost of sales and selling, general and administrative expenses.

(7) LEASES

The components of lease expense for the years ended September 30 were as follows:

	2021	2022
Operating lease expense	$195	185
Variable lease expense	$17	20

Short-term lease expense and sublease income were immaterial for the years ended September 30, 2022 and September 30, 2021. Cash paid for operating leases is classified within operating cash flows and was $188 and $192 for the years ended September 30, 2022 and 2021, respectively. Operating lease right-of-use asset additions was $97 and $194 for the years ended September 30, 2022 and 2021, respectively.

The following table summarizes the balances of the Company's operating lease right-of-use assets and operating lease liabilities as of September 30, 2021 and 2022, the vast majority of which relates to offices and manufacturing facilities:

	2021	2022
Right-of-use assets (Other assets)	$558	489
Current lease liabilities (Accrued expenses)	$155	144
Noncurrent lease liabilities (Other liabilities)	$413	348

The weighted-average remaining lease term for operating leases was 5.7 years and 5.8 years, and the weighted-average discount rate was 3.0 percent and 2.6 percent as of September 30, 2022 and September 30, 2021, respectively.

Future maturities of operating lease liabilities as of September 30, 2022 are summarized below:

2022
2023	$152
2024	115
2025	80
2026	51
2027	37
Thereafter	104
Total lease payments	539
Less: Interest	47
Total lease liabilities	$492

Lease commitments that have not yet commenced were immaterial as of September 30, 2022.

(8) GOODWILL AND OTHER INTANGIBLES

The change in the carrying value of goodwill by business segment follows:

	Automation Solutions	AspenTech	Climate Technologies	Tools & Home Products	Commercial & Residential Solutions
						Total
Balance, September 30, 2020	$5,506	77	730	421	1,151	6,734
Acquisitions	—	967	23	—	23	990
Foreign currency translation and other	2	—	—	(3)	(3)	(1)
Balance, September 30, 2021	5,508	1,044	753	418	1,171	7,723
Acquisitions	40	7,289	—	—	—	7,329
Foreign currency translation and other	(292)	(7)	(38)	(53)	(91)	(390)
Balance, September 30, 2022	$5,256	8,326	715	365	1,080	14,662

The gross carrying amount and accumulated amortization of identifiable intangible assets by major class follow:

	Customer Relationships		Intellectual Property		Capitalized Software		Total
	2021	2022	2021	2022	2021	2022	2021	2022
Gross carrying amount	$2,391	4,563	2,062	4,121	1,458	1,457	5,911	10,141
Less: Accumulated amortization	896	1,056	923	1,123	1,215	1,238	3,034	3,417
Net carrying amount	$1,495	3,507	1,139	2,998	243	219	2,877	6,724

Intangible asset amortization expense for the major classes included above for 2022, 2021 and 2020 was $563, $470 and $369, respectively. Based on intangible asset balances as of September 30, 2022, amortization expense is expected to approximate $778 in 2023, $745 in 2024, $672 in 2025, $565 in 2026 and $546 in 2027. The increase in goodwill and intangible assets in fiscal 2022 and 2021 reflect the Heritage AspenTech and OSI acquisitions, respectively.

(9) FINANCIAL INSTRUMENTS
Following is a discussion regarding the Company’s use of financial instruments:

Hedging Activities
As of September 30, 2022, the notional amount of foreign currency hedge positions was approximately $2.7 billion, and commodity hedge contracts totaled approximately $138 (primarily 38 million pounds of copper and aluminum). All derivatives receiving hedge accounting are cash flow hedges. The majority of hedging gains and losses deferred as of September 30, 2022 are expected to be recognized over the next 12 months as the underlying forecasted transactions occur. Gains and losses on foreign currency derivatives reported in Other deductions, net reflect hedges of balance sheet exposures that do not receive hedge accounting.

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

The following gains and losses are included in earnings and other comprehensive income (OCI):

		Gain (Loss) to Earnings			Gain (Loss) to OCI
		2020	2021	2022	2020	2021	2022
	Location
Commodity	Cost of sales	$(8)	33	12	10	29	(20)
Foreign currency	Sales	(5)	3	(2)	4	3	(9)
Foreign currency	Cost of sales	4	8	31	(25)	34	53
Foreign currency	Other deductions, net	(40)	53	48

Net Investment Hedge
Euro denominated debt					(123)	21	266
Total		$(49)	97	89	(134)	87	290

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

Fair Value Measurement
Valuations for all derivatives and the Company's long-term debt fall within Level 2 of the GAAP valuation hierarchy.     The fair value of long-term debt was $7.6 billion and $6.8 billion, respectively, as of September 30, 2022 and 2021, which was lower than the carrying value by $1,207 and exceeded the carrying value by $485, respectively. The fair values of commodity and foreign currency contracts were reported in Other current assets and Accrued expenses as summarized below:

	2021		2022
	Assets	Liabilities	Assets	Liabilities
Commodity	$12	6	—	25
Foreign currency	$36	6	51	80

(10) SHORT-TERM BORROWINGS AND LINES OF CREDIT

Short-term borrowings and current maturities of long-term debt are as follows:

	2021	2022
Current maturities of long-term debt	$538	516
Commercial paper and other short-term borrowings	334	1,599
Total	$872	2,115

Interest rate for weighted-average short-term borrowings at year end	0.1%	2.8%

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

(11) LONG-TERM DEBT
The details of long-term debt follow:

	2021	2022
2.625% notes due December 2021	$500	—
2.625% notes due February 2023	500	500
0.375% euro notes due May 2024	579	490
3.15% notes due June 2025	500	500
1.25% euro notes due October 2025	579	490
0.875% notes due October 2026	750	750
1.8% notes due October 2027	500	500
2.0% notes due December 2028	—	1,000
2.0% euro notes due October 2029	579	490
1.95% notes due October 2030	500	500
2.20% notes due December 2031	—	1,000
6.0% notes due August 2032	250	250
6.125% notes due April 2039	250	250
5.25% notes due November 2039	300	300
2.75% notes due October 2050	500	500
2.80% notes due December 2051	—	1,000
Other	44	255
Long-term debt	6,331	8,775
Less: Current maturities	538	516
Total, net	$5,793	8,259

As of September 30, 2022, other includes $240 in outstanding borrowings by AspenTech under a revolving term loan credit facility that matures on December 23, 2024. The interest rate is variable and was 4.31% as of September 30, 2022.

Long-term debt maturing during each of the four years after 2023 is $738, $527, $484 and $745, respectively. Total interest paid on long-term debt was approximately $199, $156 and $163 in 2022, 2021 and 2020, respectively. During the year, the Company repaid $500 of 2.625% notes that matured in December 2021. In 2021, the Company repaid $300 of 4.25% notes that matured in November 2020. In December 2021, the Company issued $1,000 of 2.0% notes due December 2028, $1,000 of 2.20% notes due December 2031 and $1,000 of 2.80% notes due December 2051.
The Company maintains a universal shelf registration statement on file with the SEC under which it can issue debt securities, preferred stock, common stock, warrants, share purchase contracts or share purchase units without a predetermined limit. Securities can be sold in one or more separate offerings with the size, price and terms to be determined at the time of sale.

(12) PENSION AND POSTRETIREMENT PLANS

Retirement plans expense includes the following components:

	U.S. Plans			Non-U.S. Plans
	2020	2021	2022	2020	2021	2022
Defined benefit plans:
Service cost (benefits earned during the period)	$57	54	49	30	29	25
Interest cost	125	94	99	30	32	33
Expected return on plan assets	(268)	(264)	(253)	(72)	(74)	(56)
Net amortization and other	148	143	102	17	14	3
Net periodic pension expense	62	27	(3)	5	1	5
Defined contribution plans	112	114	124	56	52	52
Total retirement plans expense	$174	141	121	61	53	57

Net periodic pension expense decreased in 2022 primarily due to lower amortization of deferred losses. For defined contribution plans, the Company makes cash contributions based on plan requirements, which are expensed as incurred.

The Company's principal U.S. defined benefit plan is closed to employees hired after January 1, 2016 while shorter-tenured employees ceased accruing benefits effective October 1, 2016.

Details of the changes in the actuarial present value of the projected benefit obligation and the fair value of plan assets for defined benefit pension plans follow:

	U.S. Plans		Non-U.S. Plans
	2021	2022	2021	2022
Projected benefit obligation, beginning	$4,525	4,338	1,633	1,562
Service cost	54	49	29	25
Interest cost	94	99	32	33
Actuarial gain	(13)	(1,170)	(101)	(404)
Benefits paid	(218)	(204)	(39)	(40)
Settlements	(105)	—	(35)	(29)
Foreign currency translation and other	1	—	43	(182)
Projected benefit obligation, ending	$4,338	3,112	1,562	965

Fair value of plan assets, beginning	$4,383	4,844	1,367	1,474
Actual return on plan assets	771	(1,030)	100	(337)
Employer contributions	12	15	29	28
Benefits paid	(218)	(204)	(39)	(40)
Settlements	(105)	—	(35)	(29)
Foreign currency translation and other	1	—	52	(188)
Fair value of plan assets, ending	$4,844	3,625	1,474	908

Net amount recognized in the balance sheet	$506	513	(88)	(57)

Location of net amount recognized in the balance sheet:
Noncurrent asset	$732	676	283	205
Current liability	(13)	(14)	(16)	(17)
Noncurrent liability	(213)	(149)	(355)	(245)
Net amount recognized in the balance sheet	$506	513	(88)	(57)

Pretax accumulated other comprehensive loss	$(274)	(284)	(182)	(136)

Actuarial gains in 2022 were largely due to an increase in the discount rates used to estimate the benefit obligations for the U.S. and non-U.S. plans, which were 5.64% and 4.9% at September 30, 2022 compared to 2.92% and 2.2% at September 30, 2021, respectively. Actuarial gains in 2021 were largely due to an increase in the discount rates used to estimate the benefit obligations for the U.S. and non-U.S. plans, which was 2.92% and 2.2% at September 30, 2021 compared to 2.81% and 1.9% at September 30, 2020, respectively. As of September 30, 2022, U.S. pension plans were overfunded by $513 in total, including unfunded plans totaling $162. The non-U.S. plans were underfunded by $57, including unfunded plans totaling $236.

As of the September 30, 2022 and 2021 measurement dates, the plans' total accumulated benefit obligation was $3,910 and $5,634, respectively. The total projected benefit obligation, accumulated benefit obligation and fair value of plan assets for individual plans with projected benefit obligations in excess of plan assets were $527, $444 and $102, respectively, for 2022, and $1,142, $1,016 and $544, respectively, for 2021. The total projected benefit obligation, accumulated benefit obligation and fair value of plan assets for individual plans with accumulated benefit obligations in excess of plan assets were $477, $421 and $63, respectively, for 2022, and $711, $626 and $123, respectively, for 2021.

Future benefit payments by U.S. plans are estimated to be $215 in 2023, $220 in 2024, $225 in 2025, $229 in 2026, $232 in 2027 and $1,174 in total over the five years 2028 through 2032. Based on foreign currency exchange rates as of September 30, 2022, future benefit payments by non-U.S. plans are estimated to be $60 in 2023, $58 in 2024, $59 in 2025, $62 in 2026, $65 in 2027 and $366 in total over the five years 2028 through 2032. The Company expects to contribute approximately $40 to its retirement plans in 2023.

The weighted-average assumptions used in the valuation of pension benefits follow:

	U.S. Plans			Non-U.S. Plans
	2020	2021	2022	2020	2021	2022
Net pension expense
Discount rate used to determine service cost	3.40%	3.16%	3.16%	1.9%	1.9%	2.2%
Discount rate used to determine interest cost	2.87%	2.10%	2.31%	1.9%	1.9%	2.2%
Expected return on plan assets	6.75%	6.50%	6.00%	5.8%	5.6%	4.4%
Rate of compensation increase	3.25%	3.25%	4.00%	3.7%	3.6%	3.7%

Benefit obligations
Discount rate	2.81%	2.92%	5.64%	1.9%	2.2%	4.9%
Rate of compensation increase	3.25%	3.25%	4.00%	3.6%	3.7%	4.0%

The discount rate for the U.S. retirement plans was 5.64 percent as of September 30, 2022. An actuarially developed, company-specific yield curve is used to determine the discount rate. To determine the service and interest cost components of pension expense for its U.S. retirement plans, the Company applies the specific spot rates along the yield curve, rather than the single weighted-average rate, to the projected cash flows to provide more precise measurement of these costs. The expected return on plan assets assumption is determined by reviewing the investment returns of the plans for the past 10 years plus longer-term historical returns of an asset mix approximating the Company's asset allocation targets, and periodically comparing these returns to expectations of investment advisors and actuaries to determine whether long-term future returns are expected to differ significantly from the past.

The Company's asset allocations at September 30, 2022 and 2021, and weighted-average target allocations follow:

	U.S. Plans			Non-U.S. Plans
	2021	2022	Target	2021	2022	Target
Equity securities	39%	39%	35-45%	35%	11%	10-20%
Debt securities	55	54	50-60	55	73	70-80
Other	6	7	0-10	10	16	10-20
Total	100%	100%	100%	100%	100%	100%

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

	Level 1	Level 2	Level 3	Measured at NAV	Total	%
2022
U.S. equities	$405	6	—	633	1,044	23%
International equities	225	10	—	123	358	8%
Emerging market equities	—	1	—	124	125	3%
Corporate bonds	—	1,143	—	859	2,002	44%
Government bonds	—	468	—	152	620	14%
Other	(9)	7	130	256	384	8%
Total	$621	1,635	130	2,147	4,533	100%

2021
U.S. equities	$591	9	—	670	1,270	20%
International equities	356	17	—	563	936	15%
Emerging market equities	—	1	—	212	213	3%
Corporate bonds	—	1,516	—	565	2,081	33%
Government bonds	—	642	—	730	1,372	22%
Other	46	8	135	257	446	7%
Total	$993	2,193	135	2,997	6,318	100%

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

Fair Value Hierarchy Categories
Valuations of Level 1 assets for all classes are based on quoted closing market prices from the principal exchanges where the individual securities are traded. Cash is valued at cost, which approximates fair value. Debt securities categorized as Level 2 assets are generally valued based on independent broker/dealer bids or by comparison to other debt securities having similar durations, yields and credit ratings. Valuation techniques and inputs for these assets include discounted cash flow analysis, earnings multiple approaches, recent transactions, transfer restrictions, prevailing discount rates, volatilities, credit ratings and other factors. In the Other class, interests in mixed asset funds are Level 2, and U.S. life insurance contracts and non-U.S. general fund investments and insurance arrangements are Level 3. Investments measured at NAV are primarily nonexchange-traded commingled or collective funds where the underlying securities have observable prices available from active markets and typically provide liquidity daily or within a few days. The NAV category also includes fund investments in private equities, real estate and infrastructure where the fair value of the underlying assets is determined by the investment manager. Total unfunded commitments for the private equity funds were approximately $190 at September 30, 2022. These investments cannot be redeemed, but instead the funds will make distributions through liquidation of the underlying assets, which is expected to occur over approximately the next 10 years. The real estate and infrastructure funds typically offer quarterly redemption.

Postretirement Plans
The Company also sponsors unfunded postretirement benefit plans (primarily health care) for certain U.S. retirees and their dependents. The Company’s principal U.S. postretirement plan has been frozen to new employees since 1993. The postretirement benefit liability for all plans was $83 and $119 as of September 30, 2022 and 2021, respectively, and included deferred actuarial gains in accumulated other comprehensive income of $112 and $98, respectively. Service and interest costs are negligible and more than offset by the amortization of deferred actuarial gains, which resulted in net postretirement income of $12 for 2022 and $15 for 2021 and $12 for 2020. Benefits paid were $10 and $9 for 2022 and 2021, respectively, and the Company estimates that future health care benefit payments will be approximately $10 per year for 2023 through 2027, and $33 in total over the five years 2028 through 2032.

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

At September 30, 2022, there were no known contingent liabilities (including guarantees, pending litigation, taxes and other claims) that management believes will be material in relation to the Company's financial statements, nor were there any material commitments outside the normal course of business.

(14) INCOME TAXES
Pretax earnings consist of the following:

	2020	2021	2022
United States	$1,360	1,491	2,684
Non-U.S.	975	1,421	1,401
Total pretax earnings	$2,335	2,912	4,085

The principal components of income tax expense follow:

	2020	2021	2022
Current:
U.S. federal	$123	152	511
State and local	15	26	60
Non-U.S.	288	355	400

Deferred:
U.S. federal	(44)	81	(101)
State and local	1	(2)	(13)
Non-U.S.	(38)	(27)	(2)
Income tax expense	$345	585	855

Reconciliations of the U.S. federal statutory income tax rate to the Company's effective tax rate follow.

	2020	2021	2022
U.S. federal statutory rate	21.0%	21.0%	21.0%
State and local taxes, net of U.S. federal tax benefit	0.6	0.7	0.8
Non-U.S. rate differential	1.7	2.0	1.6
Non-U.S. tax holidays	(1.1)	(0.8)	(0.9)
Research and development credits	(1.8)	(0.6)	(0.3)
Foreign derived intangible income	(1.2)	(1.4)	(1.4)
Gain on divestiture	—	—	(1.1)
Russia business exit	—	—	1.2
Subsidiary restructuring	(4.4)	(0.5)	(0.3)
Other	—	(0.3)	0.3
Effective income tax rate	14.8%	20.1%	20.9%

The tax rates for 2022, 2021 and 2020 include benefits from restructuring subsidiaries of $11, $13 and $103, respectively. The impact on the 2022 tax rate from the gain on divestiture of the Therm-O-Disc business and the Russia business exit in 2022 essentially offset. The lower rate in 2020 included the impact of a research and development tax credit study.

The Company has elected to recognize the tax on global intangible low-taxed income earned by certain of its non-U.S. subsidiaries as a period expense when it is incurred.

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

Non-U.S. tax holidays reduce tax rates in certain jurisdictions. Approximately half of the tax holidays expired by September 2022, with the remaining expiring over the next 8 years.

Following are changes in unrecognized tax benefits before considering recoverability of any cross-jurisdictional tax credits (U.S. federal, state and non-U.S.) and temporary differences. The amount of unrecognized tax benefits is not expected to change significantly in the next 12 months.

	2021	2022
Unrecognized tax benefits, beginning	$195	219
Additions for current year tax positions	27	25
Additions for prior year tax positions	17	9
Reductions for prior year tax positions	(6)	(65)
Acquisitions and divestitures	1	1
Reductions for settlements with tax authorities	(5)	—
Reductions for expiration of statutes of limitations	(10)	(11)
Unrecognized tax benefits, ending	$219	178

If none of the unrecognized tax benefits shown is ultimately paid, the tax provision and the calculation of the effective tax rate would be favorably impacted by $151, which is net of cross-jurisdictional tax credits and temporary differences. The Company accrues interest and penalties related to income taxes in income tax expense. Total expense (income) recognized was $(6), $(4) and $1 in 2022, 2021 and 2020, respectively. As of September 30, 2022 and 2021, total accrued interest and penalties were $24 and $24, respectively.

The U.S. is the major jurisdiction for which the Company files income tax returns. Examinations for U.S. federal are complete through 2017, except for 2014. The status of state and non-U.S. tax examinations varies due to the numerous legal entities and jurisdictions in which the Company operates.

The principal items that gave rise to deferred income tax assets and liabilities follow:

	2021	2022
Deferred tax assets:
Net operating losses, capital losses and tax credits	$316	212
Accrued liabilities	216	217
Postretirement and postemployment benefits	29	21
Employee compensation and benefits	149	125
Other	128	135
Total	$838	710

Valuation allowances	$(236)	(174)

Deferred tax liabilities:
Intangibles	$(787)	(1,633)
Pensions	(107)	(119)
Property, plant and equipment	(212)	(208)
Undistributed non-U.S. earnings	(38)	(37)
Other	(54)	(160)
Total	$(1,198)	(2,157)

Net deferred income tax liability	$(596)	(1,621)

Total income taxes paid were approximately $720, $680 and $400 in 2022, 2021 and 2020, respectively. Approximately two-thirds of the $212 of net operating losses can be carried forward indefinitely, while most of the remainder expire over the next 10 years.

(15) STOCK-BASED COMPENSATION

The Company's stock-based compensation plans include performance shares, restricted stock, restricted stock units, and stock options. Although the Company has discretion, shares distributed under these plans are issued from treasury stock.

In fiscal 2022, the Company changed the terms of its annual performance share awards that were issued in the first quarter. The new terms meet the criteria for equity classification in accordance with ASC 718, Compensation - Stock Compensation, and therefore expense will be recognized on a fixed basis over the three-year performance period. The terms of the performance share awards issued in fiscal 2020 and 2021 are unchanged and therefore continue to be accounted for as liability awards and marked-to-market each period based on changes in the stock price.

AspenTech also has stock-based compensation plans that are settled in its own stock. These plans consist of restricted stock units and stock options.

Total compensation expense and income tax benefits for Emerson and AspenTech stock options and incentive shares follows.

	2020	2021	2022
Performance shares	$98	203	89
Restricted stock and restricted stock units	11	21	23
Stock options	1	—	—
AspenTech stock-based compensation plans	—	—	32
Total stock compensation expense	$110	224	144

Income tax benefits recognized	$18	27	19

As of September 30, 2022, total unrecognized compensation expense related to unvested shares awarded under Emerson plans was $153, which is expected to be recognized over a weighted-average period of 1.3 years, while the total future unrecognized compensation cost related to AspenTech stock options and RSUs was $41 and $97, respectively, which is expected to be recorded over a weighted average period of 2.1 years and 1.8 years, respectively.

Emerson Performance Shares, Restricted Stock and Restricted Stock Units
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
Information related to performance share payouts for the years ended September 30, 2021 and 2022 follows (shares in thousands):

	2021	2022
Performance period	2018 - 2020	2019 - 2021
Percent payout	100%	101%
Total shares earned	1,535	1,341
Shares distributed in cash, primarily for tax withholding	672	586
As of September 30, 2022, approximately 1,469,000 shares awarded primarily in 2020 were outstanding, contingent on the Company achieving its performance objectives through 2022. The objectives for these shares were met at the 106 percent level and the shares will be distributed in early fiscal 2023.

Additionally, the rights to receive approximately 1,057,000 and 1,481,000 common shares awarded in 2022 and 2021, respectively, are outstanding and contingent upon the Company achieving its performance objectives through 2024 and 2023, respectively.

Incentive shares plans also include restricted stock awards and restricted stock units. Restricted stock awards involve distribution of common stock to key management employees subject to cliff vesting at the end of service periods ranging from three to ten years while restricted stock units granted to employees cliff vest at the end of a three-year period. The fair value of restricted stock awards and restricted stock units is determined based on the average of the high and low market prices of the Company's common stock on the date of grant, with compensation expense recognized ratably over the applicable vesting period. In 2022, approximately 116,000 shares of restricted stock vested as a result of participants fulfilling the applicable service requirements. Consequently, approximately 76,000 shares were issued while 40,000 shares were withheld for income taxes in accordance with minimum withholding requirements. As of September 30, 2022, there were approximately 1,272,000 shares of unvested restricted stock and restricted stock units outstanding.

In addition to the employee stock option and incentive shares plans, in 2022 the Company awarded approximately 19,000 shares of restricted stock under the restricted stock plan for non-management directors. As of September 30, 2022, approximately 79,000 shares were available for issuance under this plan.

As of September 30, 2022, 3.8 million shares remained available for award under incentive shares plans.

Changes in shares outstanding but not yet earned under incentive shares plans during the year ended September 30, 2022 follow (shares in thousands; assumes 100 percent payout of unvested awards):

	Shares	Average Grant Date Fair Value Per Share
Beginning of year	5,641	$70.22
Granted	1,451	$95.54
Earned/vested	(1,614)	$67.65
Canceled	(198)	$79.08
End of year	5,280	$77.58

Information related to Emerson incentive shares plans follows:

	2020	2021	2022
Total fair value of shares earned/vested	$164	131	158
Share awards distributed in cash, primarily for tax withholding	$81	58	69

Emerson Stock Options
There were no stock option grants in 2022, 2021 and 2020. The Company's stock option plans expired in fiscal year 2021. Previously awarded stock options allow key officers and employees to purchase common stock at specified prices, which are equal to 100 percent of the closing market price of the Company's stock on the date of grant. Options generally vest one-third in each of the three years subsequent to grant and expire 10 years from the date of grant. Compensation expense is recognized ratably over the vesting period based on the number of options expected to vest.

Changes in shares subject to options during the year ended September 30, 2022 follow (shares in thousands):

	Weighted- Average Exercise Price Per Share	Shares	Total Intrinsic Value of Shares	Average Remaining Life (Years)
Beginning of year	$57.96	2,017
Options granted	$—	—
Options exercised	$57.21	(315)
Options canceled	$57.98	(10)
End of year	$58.10	1,692	$27	2.2
Exercisable at end of year	$58.10	1,692	$27	2.2
Information related to Emerson stock options follows:

	2020	2021	2022
Cash received for option exercises	$126	114	15
Intrinsic value of options exercised	$47	53	11
Tax benefits related to option exercises	$8	6	7
AspenTech Stock-Based Compensation
As discussed in Note 4, Emerson completed the acquisition of Heritage AspenTech in the third quarter of fiscal 2022. AspenTech, as defined in Note 4, operates as a separate publicly traded company and has various stock-based compensation plans, including stock options and restricted stock units, which are settled in their own common stock and are accounted for as equity awards. Restricted stock units generally vest over four years. Option awards have been granted with an exercise price equal to the market closing price of AspenTech's stock on the trading day prior to the grant date. These options generally vest over 4 years and expire within 7 years or 10 years of grant. AspenTech's policy is to issue new shares upon the exercise of vested stock awards.

Pursuant to the terms of the transaction agreement between Emerson and Heritage AspenTech, each outstanding option to purchase shares of Heritage AspenTech common stock, whether vested or unvested, that was unexercised as of immediately prior to the closing date was converted into an option to acquire shares of AspenTech. Each converted option is subject to the same terms and conditions as applied to the original option. In addition, each outstanding award of restricted stock units with respect to shares of Heritage AspenTech common stock that were unvested as of immediately prior to the closing date was converted into an award of restricted stock units with respect to shares of AspenTech. Each converted restricted stock unit is also subject to the same terms and conditions as applied to the original restricted stock unit.

ASC 805 required the Company to determine the fair value of the AspenTech share-based payment awards related to the replacement of the Heritage AspenTech share-based payment awards, and allocate the total fair value based on the services that are attributable to the pre- and post-combination service periods, respectively. The portion that is attributable to the pre-combination service period was considered part of the consideration transferred for Heritage AspenTech and included as part of the purchase price. The portion that is attributable to the post-combination service period is recognized as stock-based compensation expense in the post-combination consolidated financial statements over the remaining requisite service period.

AspenTech Stock Options
AspenTech utilizes the Black-Scholes option valuation model for estimating the fair value of options granted. The Black-Scholes option valuation model incorporates assumptions regarding expected stock price volatility, the expected life of the option, the risk-free interest rate, dividend yield and the market value of AspenTech's common stock. The expected stock price volatility is determined based on AspenTech's stock’s historic prices over a period commensurate with the expected life of the award. The expected life of an option represents the period for which options are expected to be outstanding as determined by historic option exercises and cancellations. The risk-free interest rate is based on the U.S. Treasury yield curve for notes with terms approximating the expected life of the options granted. The expected dividend yield is zero, based on AspenTech's history and expectation of not paying dividends on common shares. Stock-based compensation expense is recognized on a straight-line basis, net of forfeitures as they occur, over the requisite service period for time-vested awards.

The weighted-average assumptions used in valuations for 2022 are: risk-free interest rate, 3.0 percent; dividend yield, none; expected volatility, 36.6 percent; and expected life, approximately 5.1 years.

A summary of AspenTech stock option activity in fiscal 2022 is as follows (shares in thousands):

	Weighted- Average Exercise Price Per Share	Shares	Total Intrinsic Value of Shares	Average Remaining Contractual Term (Years)
Beginning of year	$—	—
Issuance of replacement awards	$101.44	1,165
Issuance of non-replacement awards	$204.27	238
Exercised	$108.96	(137)
Canceled/Forfeited	$149.16	(10)
End of year	$131.26	1,256	$134	7.0
Exercisable at end of year	$101.76	727	$99	5.6
Vested and expected to vest at September 30, 2022	$131.20	1,252	$134	7.0

The weighted average estimated fair value of option awards granted during fiscal 2022 was $72.26. The total intrinsic value of options exercised during fiscal 2022 was $13. Cash proceeds of $14 from issuances of shares of AspenTech common stock were received during fiscal 2022.

AspenTech Restricted Stock Units
A summary of AspenTech restricted stock unit activity in fiscal 2022 is as follows (shares in thousands):

	Weighted- Average Grant Date Fair Value	Shares
Beginning of year	$—	—
Issuance of replacement awards	$166.30	454
Issuance of non-replacement awards	$202.39	288
Settled	$190.07	(136)
Canceled/forfeited	$188.48	(17)
End of year	$193.82	589
Vested and expected to vest at September 30, 2022	$177.58	556

During fiscal 2022, the total fair value of vested shares from AspenTech RSU grants amounted to $34. Withholding taxes of $5 were paid on vested RSUs during fiscal 2022.

At September 30, 2022, common stock reserved for future issuance under all AspenTech equity compensation plans was 4.1 million shares.

(16) COMMON AND PREFERRED STOCK

At September 30, 2022, 11.7 million shares of common stock were reserved for issuance under the Company's stock-based compensation plans. During 2022, 5.7 million common shares were purchased and 1.3 million treasury shares were reissued. In 2021, 5.3 million common shares were purchased and 3.1 million treasury shares were reissued.

At September 30, 2022 and 2021, the Company had 5.4 million shares of $2.50 par value preferred stock authorized, with none issued.

(17) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Activity in Accumulated other comprehensive income (loss) is shown below, net of income taxes:

Foreign currency translation	2020	2021	2022
Beginning balance	$(794)	(711)	(629)
Other comprehensive income (loss), net of taxes of $29, $(5) and $(62), respectively	83	82	(636)
Ending balance	(711)	(629)	(1,265)

Pension and postretirement
Beginning balance	(928)	(864)	(259)
Actuarial gains (losses) deferred during the period, net of taxes of $15, $(150) and $10, respectively	(49)	499	(33)
Amortization of deferred actuarial losses into earnings, net of taxes of $(34), $(34) and $(21), respectively	113	106	70
Ending balance	(864)	(259)	(222)

Cash flow hedges
Beginning balance	—	(2)	16
Gains (Losses) deferred during the period, net of taxes of $2, $(15) and $(6), respectively	(9)	51	18
Reclassifications of realized (gains) losses to sales and cost of sales, net of taxes of $(2), $11 and $10, respectively	7	(33)	(32)
Ending balance	(2)	16	2

Accumulated other comprehensive income (loss)	$(1,577)	(872)	(1,485)

(18) BUSINESS SEGMENTS INFORMATION

The Company designs and manufactures products and delivers services that bring technology and engineering together to provide innovative solutions for customers in a wide range of industrial, commercial and consumer markets around the world.

As a result of the Heritage AspenTech acquisition, the Company identified one additional segment in fiscal 2022. The new segment reflects the combined results of Heritage AspenTech and the Emerson Industrial Software Business (see Note 4 for further details). The results for this new segment include the historical results of the Emerson Industrial Software Business (which were previously reported in the Automation Solutions segment), while results related to the Heritage AspenTech business only include periods subsequent to the close of the transaction on May 16, 2022. Prior year amounts for the Automation Solutions segment have been reclassified to conform to the current year presentation.

The Company now reports four segments: Automation Solutions, AspenTech; and Climate Technologies and Tools & Home Products, which together comprise the Commercial & Residential Solutions business.

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
The AspenTech segment provides asset optimization software that enables industrial manufacturers to design, operate, and maintain their operations for maximum performance through a combination of decades of modeling, simulation, and optimization capabilities with industrial operations expertise and apply advanced analytics to improve the profitability and sustainability of production assets.
The Commercial & Residential Solutions business consists of the Climate Technologies and Tools & Home Products segments. This business provides products and solutions that promote energy efficiency and sustainability, enhance household and commercial comfort, and protect food quality and sustainability through heating, air conditioning and refrigeration technology, as well as a broad range of mechanical, electrical, utility and do-it-yourself tools that promote safety and productivity.
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
The Tools & Home Products segment offers tools for professionals and homeowners that promote safety and productivity. Products include professional pipe-working tools, electrical and utility tools, and wet-dry vacuums.
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

Business Segments

	Sales			Earnings (Loss)			Total Assets
	2020	2021	2022	2020	2021	2022	2020	2021	2022
Automation Solutions	$11,026	11,292	11,758	$1,539	1,955	2,356	$13,704	13,734	13,184

AspenTech	131	319	656	(16)	(7)	12	546	2,089	14,484

Climate Technologies	3,980	4,748	5,200	801	965	1,038	3,065	3,269	3,209
Tools & Home Products	1,663	1,905	2,033	317	399	402	1,491	1,598	1,486
Commercial & Residential Solutions	5,643	6,653	7,233	1,118	1,364	1,440	4,556	4,867	4,695

Corporate items:
Stock compensation				(110)	(224)	(144)
Unallocated pension and postretirement costs				53	94	99
Corporate and other				(93)	(116)	(424)	4,076	4,025	3,309
Gain on subordinated interest				—	—	453
Gain on sale of business				—	—	486
Eliminations/Interest	(15)	(28)	(18)	(156)	(154)	(193)
Total	$16,785	18,236	19,629	$2,335	2,912	4,085	$22,882	24,715	35,672

In fiscal 2022, Corporate and other includes a loss of $181 related to the Company's exit of business operations in Russia and acquisition/divestiture costs of $110.

Automation Solutions sales by major product offering are summarized below.

	2020	2021	2022

Measurement & Analytical Instrumentation	$3,108	3,071	3,206
Valves, Actuators & Regulators	3,589	3,483	3,604
Industrial Solutions	2,012	2,266	2,403
Systems & Software	2,317	2,472	2,545
Total	$11,026	11,292	11,758

	Depreciation and Amortization			Capital Expenditures
	2020	2021	2022	2020	2021	2022
Automation Solutions	$530	537	514	$306	319	248

AspenTech	27	95	242	2	6	4

Climate Technologies	184	191	177	158	143	206
Tools & Home Products	77	76	71	58	94	52
Commercial & Residential Solutions	261	267	248	216	237	258

Corporate and other	36	70	35	14	19	21
Total	$854	969	1,039	$538	581	531
Depreciation and amortization includes intellectual property, customer relationships and capitalized software.

Geographic Information

Sales by major geographic destination are summarized below:

	Automation Solutions			AspenTech
	2020	2021	2022	2020	2021	2022
Americas	$5,004	4,901	5,548	$40	200	362
Asia, Middle East & Africa	3,761	3,986	4,049	42	60	140
Europe	2,261	2,405	2,161	49	59	154
Total	$11,026	11,292	11,758	$131	319	656

	Commercial & Residential Solutions			Total
	2020	2021	2022	2020	2021	2022
Americas	$3,896	4,513	5,106	$8,940	9,614	11,016
Asia, Middle East & Africa	1,053	1,277	1,267	4,856	5,323	5,456
Europe	694	863	860	3,004	3,327	3,175
Total	$5,643	6,653	7,233	$16,800	18,264	19,647

Sales in the U.S. were $9,084, $7,952 and $7,420 for 2022, 2021 and 2020, respectively, while Asia, Middle East & Africa includes sales in China of $2,331, $2,252 and $1,845 in those years.

	Property, Plant and Equipment
	2020	2021	2022
Americas	$2,345	2,375	2,255
Asia, Middle East & Africa	679	678	576
Europe	664	685	530
Total	$3,688	3,738	3,361

Property, plant and equipment located in the U.S. was $2,006 in 2022, $2,141 in 2021 and $2,124 in 2020.

(19) OTHER FINANCIAL DATA

Items reported in earnings during the years ended September 30 included the following:

	2020	2021	2022
Research and development expense	$439	485	526
Rent expense	$239	228	215

The components of depreciation and amortization expense reported for the years ended September 30 included the following:

	2020	2021	2022
Depreciation expense	$485	499	476
Amortization of intangibles (includes $17, $57 and $108 reported in Cost of Sales in 2020, 2021 and 2022, respectively) (a)	256	357	465
Amortization of capitalized software	113	113	98
Total	$854	969	1,039

(a) Amortization of intangibles includes $148 related to the Heritage AspenTech acquisition for the year ended September 30, 2022 and backlog amortization of $30 related to the OSI acquisition for the year ended September 30, 2021. For the year ended September 30, 2022, $14 of amortization of intangibles included in the table above is reported as a restructuring related cost.

Items reported in other noncurrent assets included the following:

	2021	2022
Pension assets	$1,015	881
Operating lease right-of-use assets	$558	489
Unbilled receivables (contract assets)	$—	428
Deferred income taxes	$115	99
Asbestos-related insurance receivables	$95	85

Items reported in accrued expenses included the following:

	2021	2022
Customer advances (contract liabilities)	$730	853
Employee compensation	$690	597
Operating lease liabilities (current)	$155	144
Product warranty	$146	122

Other liabilities are summarized as follows:

	2021	2022
Deferred income taxes	$711	1,720
Pension and postretirement liabilities	676	467
Operating lease liabilities (noncurrent)	413	348
Asbestos litigation	256	223
Other	697	562
Total	$2,753	3,320

(20) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Full Year
	2021	2022	2021	2022	2021	2022	2021	2022	2021	2022
Net sales	$4,161	4,473	4,431	4,791	4,697	5,005	4,947	5,360	18,236	19,629
Gross profit	$1,723	1,822	1,862	1,952	1,982	2,097	1,996	2,317	7,563	8,188

Net earnings common stockholders	$445	896	561	674	627	921	670	740	2,303	3,231

Net earnings per common share:
Basic	$0.74	1.51	0.94	1.13	1.05	1.55	1.12	1.25	3.85	5.44
Diluted	$0.74	1.50	0.93	1.13	1.04	1.54	1.11	1.24	3.82	5.41

Dividends per common share	$0.505	0.515	0.505	0.515	0.505	0.515	0.505	0.515	2.02	2.06

Earnings per share are computed independently each period; as a result, the quarterly amounts may not sum to the calculated annual figure.

Emerson Electric Co. common stock (symbol EMR) is listed on the New York Stock Exchange and NYSE Chicago.

(21) SUBSEQUENT EVENTS

In October 2022, the Board of Directors approved and the Company announced an agreement to sell a majority stake in its Climate Technologies business (which constitutes the Climate Technologies segment, excluding Therm-O-Disc which was divested earlier in fiscal 2022) to private equity funds managed by Blackstone ("Blackstone") in a transaction valued at $14.0 billion. Emerson will receive upfront, pre-tax cash proceeds of approximately $9.5 billion and a note of $2.25 billion at close (which will accrue 5 percent interest payable in kind by capitalizing interest), while retaining a 45 percent non-controlling common equity ownership interest in a new standalone joint venture between Emerson and Blackstone. The Climate Technologies business, which includes the Copeland compressor business and the entire portfolio of products and services across all residential and commercial HVAC and refrigeration end-markets, had fiscal 2022 net sales of approximately $5.0 billion and pretax earnings of $1.0 billion. The transaction is expected to close in the first half of calendar year 2023, subject to regulatory approvals and customary closing conditions.

On October 31, 2022, the Company completed the divestiture of its InSinkErator business, which manufactures food waste disposers, to Whirlpool Corporation for $3.0 billion. This business had net sales of $630 and pretax earnings of $152 for fiscal 2022 and is reported in the Tools & Home Products segment. The agreement was announced in August 2022 and the assets and liabilities of InSinkErator were classified as held-for-sale as of September 30, 2022 and are included in other current assets, other assets, accrued expenses and other liabilities in the consolidated balance sheet.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Emerson Electric Co.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Emerson Electric Co. and subsidiaries (the Company) as of September 30, 2022 and 2021, the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the years in the three-year period ended September 30, 2022, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
The Company acquired Aspen Technology, Inc. during 2022, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2022, Aspen Technology, Inc.’s internal control over financial reporting representing 36 percent of total assets and 2 percent of total revenues included in the consolidated financial statements of the Company as of and for the year ended September 30, 2022. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Aspen Technology, Inc.
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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Sufficiency of Audit Evidence over Net Sales
As discussed in Notes 1, 2 and 18 to the Company’s consolidated financial statements, and disclosed in the consolidated statement of earnings, the Company recorded $19.6 billion of net sales in 2022.
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

Evaluation of the Acquisition Date Fair Value of Certain Acquired Intangible Assets

As discussed in Notes 1 and 4 to the consolidated financial statements, on May 16, 2022, the Company consummated a business combination for total consideration of $11.2 billion. In connection with the business combination, the Company recorded various intangible assets, which included customer relationship and developed technology intangible assets with an acquisition date fair value of $2.3 billion and $1.35 billion, respectively.

We identified the evaluation of the acquisition date fair value of the customer relationship and developed technology intangible assets as a critical audit matter. A high degree of subjective and complex auditor judgment was required to evaluate key assumptions used to value these acquired intangible assets. Specifically, key assumptions included projected revenue for the customer relationship intangible asset and projected revenue and obsolescence rates for the developed technology intangible asset. Changes to these assumptions could have had a significant impact on the fair value of such assets. In addition, valuation professionals with specialized skills and knowledge were needed to assist in the evaluation of the obsolescence rates.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s business combinations process, including controls related to the development of the projected revenue and obsolescence rate assumptions used in the Company’s valuations. We evaluated the projected revenue used by the Company by (1) comparing to historical results of the acquired entity and publicly available information for peer companies and (2) inquiring of individuals outside of the accounting function about projected revenue and the process used to develop them. In addition, we compared the acquiree’s historical projected revenue to actual revenue to evaluate the Company’s ability to forecast. We involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the obsolescence rates by comparing them to certain comparable companies.

/s/	KPMG LLP
We or our predecessor firms have served as the Company’s auditor since 1938.
St. Louis, Missouri
November 14, 2022

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures which is designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including the Company’s certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of September 30, 2022 to provide reasonable assurance of achieving these objectives.

Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports. There was no change in the Company's internal control over financial reporting during the quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding nominees and directors appearing under "Proxy Item No. 1: Election of Directors" in the Emerson Electric Co. Notice of Annual Meeting of Shareholders and Proxy Statement for the February 2023 annual shareholders' meeting (the "2023 Proxy Statement") is hereby incorporated by reference. Information regarding executive officers is set forth in Part I of this report. Information regarding the Audit Committee and Audit Committee Financial Expert appearing under "Board and Committee Operations—Board and Corporate Governance— Committees of Our Board of Directors," "Board and Committee Operations—Corporate Governance and Nominating Committee—Nomination Process" and "— Proxy Access" in the 2023 Proxy Statement is hereby incorporated by reference.

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

ITEM 11 - EXECUTIVE COMPENSATION

Information appearing under “Executive Compensation" (including the information set forth under "Compensation Discussion and Analysis"), "Compensation Tables," "Board and Committee Operations—Corporate Governance and Nominating Committee—Director Compensation," "Board and Committee Operations—Compensation Committee" (including, but not limited to, the information set forth under "Role of Executive Officers and the Compensation Consultant," "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation") in the 2023 Proxy Statement is hereby incorporated by reference.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding beneficial ownership of shares by nominees and continuing directors, named executive officers, five percent beneficial owners, and by all directors and executive officers as a group appearing under "Ownership of Emerson Equity Securities" in the 2023 Proxy Statement is hereby incorporated by reference.

The following table sets forth aggregate information regarding the Company’s equity compensation plans as of September 30, 2022:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	7,866,000	$58.10	3,837,000
Equity compensation plans not approved by security holders	—	—	—
Total	7,866,000	$58.10	3,837,000

(1)Includes the Stock Option and Incentive Shares Plans previously approved by the Company's security holders. Shares included in column (a) assume the maximum payouts, where applicable, and are as follows: (i) 1,692,000 shares reserved for outstanding stock option awards, (ii) 1,533,000 shares reserved for performance share awards granted in 2022, (iii) 2,148,000 shares reserved for performance share awards granted in 2021, (iv) 1,836,000 shares reserved for performance share awards granted in 2020 and (v) 657,000 shares reserved for outstanding restricted stock unit awards. As provided by the Company’s Incentive Shares Plans, performance shares awards represent a commitment to issue such shares without cash payment by the employee, contingent upon achievement of the performance objectives and continued service by the employee.

The price in column (b) represents the weighted-average exercise price for outstanding options. Included in column (c) are shares remaining available for award under previously approved plans as follows: (i) 2,928,000 under the 2015 Incentive Shares Plan, (ii) 830,000 under the 2006 Incentive Shares Plan, and (iii) 79,000 under the Restricted Stock Plan for Non-Management Directors.

Information regarding stock option plans and incentive shares plans is set forth in Note 15.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information appearing under “Board and Committee Operations—Board and Corporate Governance—Review, Approval or Ratification of Transactions with Related Persons," "—Certain Business Relationships and Related

Party Transactions" and "—Director Independence" in the 2023 Proxy Statement is hereby incorporated by reference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information appearing under "Board and Committee Operations—Audit Committee—Fees Paid to KPMG LLP" in the 2023 Proxy Statement is hereby incorporated by reference.

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

2(b) Amendment No. 1 to the Transaction Agreement and Plan of Merger, dated as of March 23, 2022, among Emerson Electric Co., Aspen Technology, Inc., EMR Worldwide Inc., Emersub CX, Inc. and Emersub CXI, Inc., incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended March 31, 2022, filed on May 4, 2022, File No. 1-278, Exhibit 2(b).

2(c)** Amendment No. 2 to the Transaction Agreement and Plan of Merger, dated as of May 3, 2022, among Emerson Electric Co., Aspen Technology, Inc., EMR Worldwide Inc., Emersub CX, Inc. and Emersub CXI, Inc., incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended March 31, 2022, filed on May 4, 2022, File No. 1-278, Exhibit 2(c).

2(d)** Transaction Agreement, dated as of October 30, 2022, among Emerson Electric Co., BCP Emerald Aggregator L.P., Emerald Debt Merger Sub L.L.C and Emerald JV Holdings L.P, incorporated by reference to Emerson Electric Co. Form 8-K, filed on October 31, 2022, File No. 1-278, Exhibit 2.1.

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

4(a)      Indenture dated as of December 10, 1998, between Emerson Electric Co. and Wells Fargo Bank, National Association, as successor trustee to The Bank of New York Mellon Trust Company, N.A. (successor to The Bank of New York Mellon (formerly known as the Bank of New York)), as trustee, incorporated by reference to Emerson Electric Co. 1998 Form 10-K, File No. 1-278, Exhibit 4(b), ***Form of 2.000% Notes due 2028, incorporated by reference to Emerson Electric Co. Form 8-K,     filed on December 21, 2021, File No. 1-278, Exhibit 4.2, ***Form of 2.200% Notes due 2031, incorporated by reference to Emerson Electric Co. Form 8-K, filed on December 21, 2021, File No.

1-278, Exhibit 4.3, ***Form of 2.800% Notes due 2051, incorporated by reference to Emerson Electric Co. Form 8-K, filed on December 21, 2021, File No. 1-278, Exhibit 4.4.

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

10(a)*     Amended and Restated Emerson Electric Co. Continuing Compensation Plan for Non-Management Directors, incorporated by reference to Emerson Electric Co. 2007 Form 10-K, File No. 1-278, Exhibit 10(c).

10(b)*     Amended and Restated Deferred Compensation Plan for Non-Employee Directors and Forms of Payment Election Form, Initial Notice of Election and Notice of Election Change, incorporated by reference to Emerson Electric Co. 2007 Form 10-K, File No. 1-278, Exhibit 10(d).

10(c)*    First Amendment to the Emerson Electric Co. Supplemental Executive Retirement Plan, incorporated by reference to Emerson Electric Co. 1999 Form 10-K, File No. 1-278, Exhibit 10(h), and Form of Change of Control Election, incorporated by reference to Emerson Electric Co. Form 8-K dated October 1, 2004, Exhibit 10.9 (applicable only with respect to benefits vested as of December 31, 2004).

10(d)*     Amended and Restated Emerson Electric Co. Pension Restoration Plan dated October 6, 2015, incorporated by reference to Emerson Electric Co. 2015 Form 10-K, File No. 1-278, Exhibit 10(e); Forms of Participation Award Letter, Acceptance of Award and Benefit Election Forms (applicable only with respect to benefits after January 1, 2005), incorporated by reference to Emerson Electric Co. 2007 Form 10-K, File No. 1-278, Exhibit 10(f); and Lump Sum Distribution Election Forms.

10(e)*    Fifth Amendment to the Supplemental Executive Savings Investment Plan, incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended March 31, 1999, File No. 1-278, Exhibit 10(j), and Form of Participation Agreement and Form of Annual Election, incorporated by reference to Emerson Electric Co. Form 8-K filed October 1, 2004, Exhibit 10.8 (applicable only with respect to benefits vested as of December 31, 2004).

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

10(g)*     Amended and Restated Emerson Electric Co. Annual Incentive Plan and Form of Acceptance of Award, incorporated by reference to Emerson Electric Co. 2007 Form 10-K, File No. 1-278, Exhibit 10(i).

10(h)*     Emerson Electric Co. Description of Split Dollar Life Insurance Program Transition, incorporated by reference to Emerson Electric Co. Form 8-K filed September 2, 2005, Exhibit 10.1.

10(i)*     Amended and Restated Restricted Stock Plan for Non-Management Directors, incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended December 31, 2009, File No. 1-278, Exhibit 10.1, Form of Restricted Stock Award Letter under the Emerson Electric Co. Restricted Stock Plan for Non-Management Directors, incorporated by reference to Emerson Electric Co. Form 8-K filed February 1, 2005, Exhibit 10.2, and Form of Restricted Stock Unit Award Letter under the Emerson Electric Co. Restricted Stock Plan for Non-Management Directors, incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended December 31, 2009, File No. 1-278, Exhibit 10.1.

10(j)*    Description of Non-Management Director Compensation, incorporated by reference to Emerson Electric Co. Form 10-K filed November 20, 2017, Exhibit 10(n).

10(k)*    Description of Named Executive Officer Compensation, incorporated by reference to Emerson Electric Co. Form 10-K filed November 20, 2017, Exhibit 10(o).

10(l)*    Emerson Electric Co. 2006 Incentive Shares Plan, incorporated by reference to Emerson Electric Co. 2006 Proxy Statement dated December 16, 2005, Appendix C, Amendment for 409A Compliance, incorporated by reference to Emerson Electric Co. 2007 Form 10-K, File No. 1-278, Exhibit 10(q), Forms of Performance Shares Award Certificate and Acceptance of Award (used on or prior to September 30, 2009) and Restricted Shares Award Agreement (used on or prior to September 30, 2011), incorporated by reference to Emerson Electric Co. 2007 Form 10-K, File No. 1-278, Exhibit 10(q), Amendment to Emerson Electric Co. 2006 Incentive Shares Plan, incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended June 30, 2008, File No. 1-278, Exhibit 10.1, Forms of Performance Shares Award Certificate, Acceptance of Award and 2010 Performance Shares Program Award Summary, incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended December 31, 2009 (used after September 30, 2009 and on or prior to September 30, 2011), File No. 1-278, Exhibit 10.2, Forms of Performance Shares Award Certificate and Acceptance of Award, incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended December 31, 2011, File No. 1-278, Exhibit 10.3 (used after September 30, 2011), and Form of Restricted Shares Award Agreement, incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended December 31, 2011, File No. 1-278, Exhibit 10.4 (used after September 30, 2011).

10(m)    Credit Agreement dated as of May 23, 2018, incorporated by reference to Emerson Electric Co, Form 8-K dated May 23, 2018 and filed May 29, 2018, File No. 1-278, Exhibit 10.1, Suspension of Rights Agreement dated October 12, 2021 between Emerson Electric Co. and JPMorgan Chase Bank, N.A., as Agent, under the Credit Agreement dated as of May 23, 2018 (as amended or otherwise modified from time to time), incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended December 31, 2021, File No. 1-278, Exhibit 10.1.

10(n)*    2011 Stock Option Plan, incorporated by reference to Emerson Electric Co. 2011 Proxy Statement dated December 10, 2010, File No. 1-278, Appendix B, 2011 Stock Option Plan as Amended and Restated effective October 1, 2012, incorporated by reference to Emerson Electric Co. 2012 Form 10-K, File No. 1-278, Exhibit 10(r), Forms of Notice of Grant of Stock Options, Option Agreement and Incentive Stock Option Agreement under the 2011 Stock Option Plan, incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended March 31, 2012, File No. 1-278, Exhibit 10.1 and Forms of Notice of Grant of Stock Options, Option Agreement and Nonqualified Stock Option Agreement under the 2011 Stock Option Plan, incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended March 31, 2012, File No. 1-278, Exhibit 10.2.

10(o)*     Emerson Electric Co. 2015 Incentive Shares Plan, incorporated by reference to Emerson Electric Co. 2015 Proxy Statement dated December 12, 2014, Appendix B, Forms of Performance Shares Award Certificate and Acceptance of Award (used on or prior to November 5, 2018), Performance Shares Program Award Summary (used on or prior to November 5, 2018) and Form of Restricted Shares Award Agreement (used on or prior to November 5, 2018), incorporated by reference to Emerson Electric Co. 2015 Form 10-K, File No. 1-278, Exhibit 10(u), Form of Restricted Shares

Award Agreement (used after November 5, 2018), incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended December 31, 2018, Exhibit 10.1, Form of Restricted Stock Units Program Acceptance of Award (used after November 5, 2018), incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended December 31, 2018, Exhibit 10.2 and Form of Performance Share Program Acceptance of Award (used after November 5, 2018), incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended December 31, 2018, Exhibit 10.3., Form of Emerson Electric Co. Performance Shares Program Award Agreement (used after November 1, 2021), incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended December 31, 2021, File No. 1-278, Exhibit 10.2

10(p)     Transaction Agreement dated as of July 29, 2016 among Emerson Electric Co., Cortes NP Holdings, LLC, Cortes NP Acquisition Corporation, ASCO Power Grp, LLC and Cortes NP JV Holdings, LLC, incorporated by reference to Emerson Electric Co. 2016 Form 10-K, File No. 1-278, Exhibit 10(w).

10(q)*    Emerson Electric Co. Savings Investment Restoration Plan II, incorporated by reference to the Emerson Electric Co. Form 10-Q for the quarter ended June 30, 2018, File No. 1-278, Exhibit 10.1, Second Amendment to the Emerson Electric Co. Savings Investment Restoration Plan, incorporated by reference to Emerson Electric Co., Form 10-Q for the quarter ended March 31, 2020, File No. 1-278, Exhibit 10.2 and First Amendment to the Emerson Electric Co. Savings Investment Restoration Plan II, incorporated by reference to Emerson Electric Co., Form 10-Q for the quarter ended March 31, 2020, File No. 1-278, Exhibit 10.1.

21    Subsidiaries of Emerson Electric Co.

23    Consent of Independent Registered Public Accounting Firm

24    Power of Attorney

31    Certifications pursuant to Exchange Act Rule 13a-14(a)

32    Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350

101    Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the years ended September 30, 2020, 2021 and 2022, (ii) Consolidated Statements of Comprehensive Income for the years ended September 30, 2020, 2021, and 2022 (iii) Consolidated Balance Sheets at September 30, 2021 and 2022, (iv) Consolidated Statements of Equity for the years ended September 30, 2020, 2021 and 2022, (v) Consolidated Statements of Cash Flows for the years ended September 30, 2020, 2021 and 2022, and (vi) Notes to Consolidated Financial Statements for the year ended September 30, 2022.

104    Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

    * Management contract or compensatory plan.

** Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Emerson agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request. Portions of these exhibits have been redacted in compliance with Regulation S-K Item 601(b)(10).

*** The Company entered into two global notes for each series of notes (Notes A-1 and A-2), which are identical other than with respect to the note number

ITEM 16 - Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMERSON ELECTRIC CO.

By	/s/ F. J. Dellaquila

F. J. Dellaquila
Senior Executive Vice President and
Chief Financial Officer
November 14, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on November 14, 2022, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ S. L. Karsanbhai	President and Chief Executive Officer
S. L. Karsanbhai

/s/ F. J. Dellaquila	Senior Executive Vice President and Chief Financial Officer
F. J. Dellaquila

/s/ M. J. Baughman	Vice President, Controller and Chief Accounting Officer
M. J. Baughman

*	Chair of the Board
J. S. Turley

*	Director
M. A. Blinn

*	Director
C. A. H. Boersig

*	Director
J. B. Bolten

*	Director
M. S. Craighead

*	Director
W. H. Easter III

*	Director
G. A. Flach

*	Director
A. F. Golden

*	Director
C. Kendle

*	Director
L. Lee

*	Director
M. S. Levatich

* By	/s/	F. J. Dellaquila
F. J. Dellaquila
Attorney-in-Fact