Form 10-Q
period 2022-12-31
EMERSON ELECTRIC CO
filed 2023-02-08
CIK 32604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common stock of $0.50 par value per share outstanding at December 31, 2022: 571.4 million shares.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Consolidated Statements of Earnings
EMERSON ELECTRIC CO. & SUBSIDIARIES

Three months ended December 31, 2021 and 2022
(Dollars in millions, except per share amounts; unaudited)

	Three Months Ended December 31,
	2021	2022
Net sales	$3,156	3,373

Cost of sales	1,741	1,753
Selling, general and administrative expenses	849	1,030
Gain on subordinated interest	(453)	—
Other deductions, net	38	120
Interest expense (net of interest income of $3 and $20, respectively)	39	48

Earnings from continuing operations before income taxes	942	422

Income taxes	196	98

Earnings from continuing operations	746	324

Discontinued operations, net of tax: $84 and $966, respectively	149	2,002

Net earnings	895	2,326

Less: Noncontrolling interests in subsidiaries	(1)	(5)

Net earnings common stockholders	$896	2,331

Earnings common stockholders:
Earnings from continuing operations	746	329
Discontinued operations	150	2,002
Net earnings common stockholders	$896	2,331

Basic earnings per share common stockholders:
Earnings from continuing operations	$1.25	0.56
Discontinued operations	0.26	3.43
Basic earnings per common share	$1.51	3.99

Diluted earnings per share common stockholders:
Earnings from continuing operations	$1.25	0.56
Discontinued operations	0.25	3.41
Diluted earnings per common share	$1.50	3.97

Weighted average outstanding shares:
Basic	594.6	583.6
Diluted	598.1	586.7

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
EMERSON ELECTRIC CO. & SUBSIDIARIES

Three months ended December 31, 2021 and 2022
(Dollars in millions; unaudited)

	Three Months Ended December 31,
	2021	2022
Net earnings	$895	2,326

Other comprehensive income (loss), net of tax:
Foreign currency translation	(72)	241
Pension and postretirement	18	(16)
Cash flow hedges	4	10
Total other comprehensive income (loss)	(50)	235

Comprehensive income	845	2,561

Less: Noncontrolling interests in subsidiaries	(1)	—
Comprehensive income common stockholders	$846	2,561

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
EMERSON ELECTRIC CO. & SUBSIDIARIES

(Dollars and shares in millions, except per share amounts; unaudited)

	Sept 30, 2022	Dec 31, 2022
ASSETS
Current assets
Cash and equivalents	$1,804	2,271
Receivables, less allowances of $100 and $101, respectively	2,261	2,231
Inventories	1,742	1,999
Other current assets	1,301	1,290
Current assets held-for-sale	1,398	1,209
Total current assets	8,506	9,000

Property, plant and equipment, net	2,239	2,263
Other assets
Goodwill	13,946	14,087
Other intangible assets	6,572	6,460
Other	2,151	2,268
Noncurrent assets held-for-sale	2,258	2,163
Total other assets	24,927	24,978
Total assets	$35,672	36,241

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current maturities of long-term debt	$2,115	1,792
Accounts payable	1,276	1,219
Accrued expenses	3,038	3,949
Current liabilities held-for-sale	1,348	1,200
Total current liabilities	7,777	8,160

Long-term debt	8,259	8,159

Other liabilities	3,153	3,057

Noncurrent liabilities held-for-sale	167	151

Equity
Common stock, $0.50 par value; authorized, 1,200.0 shares; issued, 953.4 shares; outstanding, 591.4 shares and 571.4 shares, respectively	477	477
Additional paid-in-capital	57	112
Retained earnings	28,053	30,076
Accumulated other comprehensive income (loss)	(1,485)	(1,255)
Cost of common stock in treasury, 362.0 shares and 382.0 shares, respectively	(16,738)	(18,683)
Common stockholders’ equity	10,364	10,727
Noncontrolling interests in subsidiaries	5,952	5,987
Total equity	16,316	16,714
Total liabilities and equity	$35,672	36,241

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Equity
EMERSON ELECTRIC CO. & SUBSIDIARIES

Three months ended December 31, 2021 and 2022
(Dollars in millions; unaudited)

	Three Months Ended December 31,
	2021	2022

Common stock	$477	477

Additional paid-in-capital
Beginning balance	522	57
Stock plans	42	55
Ending balance	564	112

Retained earnings
Beginning balance	26,047	28,053
Net earnings common stockholders	896	2,331
Dividends paid (per share: $0.515 and $0.52, respectively)	(307)	(308)
Ending balance	26,636	30,076

Accumulated other comprehensive income (loss)
Beginning balance	(872)	(1,485)
Foreign currency translation	(72)	236
Pension and postretirement	18	(16)
Cash flow hedges	4	10
Ending balance	(922)	(1,255)

Treasury stock
Beginning balance	(16,291)	(16,738)
Purchases	(258)	(2,000)
Issued under stock plans	43	55
Ending balance	(16,506)	(18,683)

Common stockholders' equity	10,249	10,727

Noncontrolling interests in subsidiaries
Beginning balance	40	5,952
Net earnings	(1)	(5)
Stock plans	—	35
Other comprehensive income	—	5
Ending balance	39	5,987

Total equity	$10,288	16,714

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
EMERSON ELECTRIC CO. & SUBSIDIARIES
Three Months Ended December 31, 2021 and 2022
(Dollars in millions; unaudited)

	Three Months Ended
	December 31,
	2021	2022
Operating activities
Net earnings	$895	2,326
Earnings from discontinued operations, net of tax	(149)	(2,002)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	178	260
Stock compensation	34	102
Changes in operating working capital	(125)	(289)
Gain on subordinated interest	(453)	—
Other, net	(3)	(95)
Cash from continuing operations	377	302
Cash from discontinued operations	146	116
Cash provided by operating activities	523	418

Investing activities
Capital expenditures	(73)	(59)
Purchases of businesses, net of cash and equivalents acquired	(39)	—
Proceeds from subordinated interest	438	15
Other, net	3	(23)
Cash from continuing operations	329	(67)
Cash from discontinued operations	(44)	2,953
Cash provided by investing activities	285	2,886

Financing activities
Net increase in short-term borrowings	(335)	(539)
Proceeds from long-term debt	2,975	—
Payments of long-term debt	(501)	(9)
Dividends paid	(307)	(306)
Purchases of common stock	(253)	(2,000)
Other, net	22	(41)
Cash provided by (used in) financing activities	1,601	(2,895)

Effect of exchange rate changes on cash and equivalents	(37)	58
Increase in cash and equivalents	2,372	467
Beginning cash and equivalents	2,354	1,804
Ending cash and equivalents	$4,726	2,271

Changes in operating working capital
Receivables	$172	78
Inventories	(177)	(193)
Other current assets	7	14
Accounts payable	(15)	(58)
Accrued expenses	(112)	(130)
Total changes in operating working capital	$(125)	(289)

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
EMERSON ELECTRIC CO. & SUBSIDIARIES

(Dollars and shares in millions, except per share amounts or where noted)

(1) BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary for a fair presentation of operating results for the interim periods presented. Adjustments consist of normal and recurring accruals. The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all disclosures required for annual financial statements presented in conformity with U.S. generally accepted accounting principles (GAAP). For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2022.

Over the past 18 months, Emerson Electric Co. ("Emerson" or the "Company") has taken significant actions to accelerate the transformation of its portfolio through the completion of strategic acquisitions and divestitures of non-core businesses. The Company's recent portfolio actions include the combination of its industrial software businesses with Aspen Technology, Inc., with the Company owning 55 percent of the outstanding shares of the combined entity on a fully diluted basis upon closing of the transaction on May 16, 2022, the sale of its Therm-O-Disc business, which was completed on May 31, 2022, the sale of its InSinkErator business, which was completed on October 31, 2022, and the sale of a majority stake in its Climate Technologies business, which was announced on October 31, 2022, and is expected to close in the first half of calendar year 2023, subject to regulatory approvals and customary closing conditions.

Certain prior year amounts have been reclassified to conform to the current year presentation. This includes reporting financial results for Climate Technologies, InSinkErator and Therm-O-Disc as discontinued operations for all periods presented, and the assets and liabilities of Climate Technologies and InSinkErator (prior to completion of the divestiture) as held-for-sale (see Note 5). In addition, as a result of its portfolio transformation, the Company now reports six segments and two business groups (see Note 13).

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

	Sept 30, 2022	Dec 31, 2022
Unbilled receivables (contract assets)	$1,390	1,412
Customer advances (contract liabilities)	(776)	(938)
Net contract assets (liabilities)	$614	474

The majority of the Company's contract balances relate to (1) arrangements where revenue is recognized over time and payments from customers are made according to a contractual billing schedule, and (2) revenue from term software license arrangements sold by AspenTech where the license revenue is recognized upfront upon delivery. The decrease in net contract assets was due to customer billings exceeding revenue recognized for performance completed during the period. Revenue recognized for the three months ended December 31, 2022 included $335 that was included in the beginning contract liability balance. Other factors that impacted the change in net contract assets were immaterial. Revenue recognized for the three months ended December 31, 2022 for performance obligations that were satisfied in previous periods, including cumulative catchup adjustments on the Company's long-term contracts, was not material.

As of December 31, 2022, the Company's backlog relating to unsatisfied (or partially unsatisfied) performance obligations in contracts with its customers was approximately $7.8 billion. The Company expects to recognize approximately 80 percent of its remaining performance obligations as revenue over the next 12 months, with the remainder substantially over the following two years.

(3) COMMON SHARES AND SHARE-BASED COMPENSATION

Reconciliations of weighted-average shares for basic and diluted earnings per common share follow. Earnings allocated to participating securities were inconsequential.

	Three Months Ended December 31,
	2021	2022

Basic shares outstanding	594.6	583.6
Dilutive shares	3.5	3.1
Diluted shares outstanding	598.1	586.7

(4) ACQUISITIONS AND DIVESTITURES

Aspen Technology

On May 16, 2022, the Company completed the transactions contemplated by its definitive agreement with Aspen Technology, Inc. ("Heritage AspenTech") to contribute two of Emerson's stand-alone industrial software businesses, Open Systems International, Inc. and the Geological Simulation Software business (collectively, the “Emerson Industrial Software Business”), along with approximately $6.0 billion in cash to Heritage AspenTech stockholders, to create "New AspenTech", a diversified, high-performance industrial software leader with greater scale, capabilities and technologies (hereinafter referred to as "AspenTech"). Upon closing of the transaction, Emerson owned 55 percent of the outstanding shares of New AspenTech common stock (on a fully diluted basis) and former Heritage AspenTech stockholders owned the remaining outstanding shares of AspenTech common stock. AspenTech and its subsidiaries now operate under Heritage AspenTech’s previous name “Aspen Technology, Inc.” and AspenTech common stock is traded on NASDAQ under AspenTech’s previous stock ticker symbol “AZPN.”

The business combination has been accounted for using the acquisition method of accounting with Emerson considered the accounting acquirer of Heritage AspenTech. The net assets of Heritage AspenTech were recorded at their estimated fair value and for the Emerson Industrial Software Business continue at their historical basis. The Company recorded a noncontrolling interest of $5.9 billion for the 45 percent ownership interest of former Heritage AspenTech stockholders in AspenTech. The noncontrolling interest associated with the Heritage AspenTech acquired net assets was recorded at fair value determined using the closing market price per share of Heritage AspenTech as of May 16, 2022, while the portion attributable to the Emerson Industrial Software business was recorded at its historical carrying amount. The impact of recognizing the noncontrolling interest in the Emerson Industrial Software Business resulted in a decrease to additional paid-in-capital of $550.
The following table summarizes the components of the purchase consideration reflected in the acquisition accounting using Heritage AspenTech's shares outstanding and closing market price per share as of May 16, 2022 (in millions except share and per share data):

Heritage AspenTech shares outstanding	66,662,482
Heritage AspenTech share price	$166.30
Purchase price	$11,086
Value of stock-based compensation awards attributable to pre-combination service	102
Total purchase consideration	$11,188

The total purchase consideration for Heritage AspenTech was allocated to assets and liabilities as follows.

Cash and equivalents	$274
Receivables	43
Other current assets	280
Property, plant equipment	4
Goodwill ($34 expected to be tax-deductible)	7,225
Other intangible assets	4,390
Other assets	513
Total assets	12,729

Short-term borrowings	27
Accounts payable	8
Accrued expenses	113
Long-term debt	255
Deferred taxes and other liabilities	1,138
Total purchase consideration	$11,188

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

Results of operations for the first quarter of 2023 attributable to the Heritage AspenTech acquisition include sales of $168 while the impact to GAAP net earnings was not material.

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

Three Months Ended December 31,
2021
Net Sales	$3,327
Net earnings from continuing operations common stockholders	$734
Diluted earnings per share from continuing operations	$1.23

The pro forma results for the three months ended December 31, 2021 include $32 of transaction costs which were assumed to be incurred in the first fiscal quarter of 2021. Of these transaction costs, $22 were included in the Company's reported results for the three months ended December 31, 2021, but have been excluded from the fiscal 2022 pro forma results above. In addition, Heritage AspenTech incurred $68 of transaction costs prior to the completion of the acquisition that were not included in Emerson's reported results. The pro forma results for the three months ended December 31, 2021 include estimated interest expense of $37 related to the issuance of $3 billion of term debt and increased commercial paper borrowings to fund the acquisition.

Other Transactions

On July 27, 2022, AspenTech entered into an agreement to acquire Micromine, a global leader in design and operational solutions for the mining industry, for AU$900 (approximately $623 USD based on exchange rates when the transaction was announced). The transaction is expected to close as soon as the remaining regulatory approval is obtained.

On May 4, 2022, Emerson announced its intention to exit business operations in Russia and divest Metran, its Russia-based manufacturing subsidiary, and on September 27, 2022, announced an agreement to sell the business to the local management group. In the first quarter of fiscal 2023, the Company recognized a pretax loss of $47 in Other deductions ($47 after-tax, in total $0.08 per share) related to its exit of business operations in Russia. The transaction will be subject to regulatory and government approvals, and other customary closing conditions. Emerson will work closely with the local Russia management group to help ensure a smooth transition for employees through the sale process.
In the first quarter of fiscal 2022, the Company received a distribution of $438 related to its subordinated interest in Vertiv (in total, a pretax gain of $453 was recognized in the first quarter, $358 after-tax, $0.60 per share). Based on the terms of the agreement and the current calculation, the Company could receive additional distributions of approximately $75 which are expected to be received over the next two-to-three years. However, the distributions are contingent on the timing and price at which Vertiv shares are sold by the equity holders and therefore, there can be no assurance as to the amount or timing of the remaining distributions to the Company.
(5) DISCONTINUED OPERATIONS

In October 2022, the Board of Directors approved the Company's announced agreement to sell a majority stake in its Climate Technologies business (which constitutes the former Climate Technologies segment, excluding Therm-O-Disc which was divested earlier in fiscal 2022) to private equity funds managed by Blackstone in a $14.0 billion transaction. Emerson will receive upfront, pre-tax cash proceeds of approximately $9.5 billion and a note of $2.25 billion at close (which will accrue 5 percent interest payable in kind by capitalizing interest), while retaining a 45 percent non-controlling interest in a new standalone joint venture between Emerson and Blackstone. The Climate Technologies business, which includes the Copeland compressor business and the entire portfolio of products and services across all residential and commercial HVAC and refrigeration end-markets, had fiscal 2022 net sales of approximately $5.0 billion and pretax earnings of $1.0 billion. The transaction is expected to close in the first half of calendar year 2023, subject to regulatory approvals and customary closing conditions.

On October 31, 2022, the Company completed the divestiture of its InSinkErator business, which manufactures food waste disposers, to Whirlpool Corporation for $3.0 billion. This business had net sales of $630 and pretax earnings of $152 in fiscal 2022. The Company recognized a pretax gain of $2.8 billion (approximately $2.1 billion after-tax) in the first quarter of fiscal 2023.

On May 31, 2022 the Company completed the divestiture of its Therm-O-Disc sensing and protection technologies business to an affiliate of One Rock Capital Partners, LLC. The Company recognized a pretax gain of $486 ($429 after-tax) in the third fiscal quarter of 2022.

The financial results of Climate Technologies, InSinkErator ("ISE") and Therm-O-Disc ("TOD") (through the completion of the divestitures), are reported as discontinued operations for the three months ended December 31, 2022 and 2021 and were as follows:

	Climate Technologies		ISE and TOD		Total
	Three Months Ended December 31,		Three Months Ended December 31,		Three Months Ended December 31,
	2021	2022	2021	2022	2021	2022
Net sales	$1,079	1,064	238	49	1,317	1,113
Cost of sales	762	702	148	29	910	731
SG&A	127	142	35	8	162	150
Gain on sale of business	—	—	—	(2,780)	—	(2,780)
Other deductions, net	6	32	6	12	12	44
Earnings (Loss) before income taxes	184	188	49	2,780	233	2,968
Income taxes	39	313	45	653	84	966
Earnings (Loss), net of tax	$145	(125)	4	2,127	149	2,002

Climate Technologies' results for the three months ended December 31, 2022 include lower expense of $27 due to ceasing depreciation and amortization upon the held-for-sale classification. Other deductions, net for Climate Technologies included $27 of transaction-related costs for the three months ended December 31, 2022. Income taxes for the three months ended December 31, 2022 included approximately $275 for Climate Technologies subsidiary restructurings and approximately $660 related to the gain on the InSinkErator divestiture.

The aggregate carrying amounts of the major classes of assets and liabilities classified as held-for-sale as of December 31, 2022 and September 30, 2022 are summarized as follows:

	Climate Technologies		ISE		Total
	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,	Sept. 30,	Dec. 31,
Assets	2022	2022	2022	2022	2022	2022
Receivables	$747	608	68	—	815	608
Inventories	449	541	81	—	530	541
Other current assets	49	60	4	—	53	60
Property, plant & equipment, net	1,122	1,093	141	—	1,263	1,093
Goodwill	716	720	2	—	718	720
Other noncurrent assets	265	350	12	—	277	350
Total assets held-for-sale	$3,348	3,372	308	—	3,656	3,372

Liabilities
Accounts payable	$752	733	60	—	812	733
Other current liabilities	475	467	61	—	536	467
Deferred taxes and other noncurrent liabilities	154	151	13	—	167	151
Total liabilities held-for-sale	$1,381	1,351	134	—	1,515	1,351

Net cash from operating and investing activities for Climate Technologies, InSinkErator and Therm-O-Disc for the three months ended December 31, 2022 and 2021 were as follows:

	Climate Technologies		ISE and TOD		Total
	Three Months Ended December 31,		Three Months Ended December 31,		Three Months Ended December 31,
	2021	2022	2021	2022	2021	2022
Cash from operating activities	$132	205	14	(89)	146	116
Cash from investing activities	$(35)	(43)	(9)	2,996	(44)	2,953

Cash from operating activities reflects the payment of ISE transaction fees and unfavorable working capital. Cash from investing activities for the three months ended December 31, 2022 reflects the proceeds of $3.0 billion related to the InSinkErator divestiture.

(6) PENSION & POSTRETIREMENT PLANS

Total periodic pension and postretirement (income) expense is summarized below:

	Three Months Ended December 31,
	2021	2022
Service cost	$19	12
Interest cost	34	54
Expected return on plan assets	(78)	(71)
Net amortization	23	(20)
Total	$(2)	(25)

(7) OTHER DEDUCTIONS, NET

Other deductions, net are summarized below:

	Three Months Ended December 31,
	2021	2022

Amortization of intangibles (intellectual property and customer relationships)	$57	118
Restructuring costs	6	10
Acquisition/divestiture costs	23	—
Foreign currency transaction (gains) losses	(7)	(7)
Investment-related gains & gains from sales of capital assets	(15)	(4)
Russia business exit	—	47
Other	(26)	(44)
Total	$38	120

In the first quarter of fiscal 2023, intangibles amortization for the three months ended December 31, 2022 included $64 related to the Heritage AspenTech acquisition and foreign currency transaction gains included a mark-to-market gain of $35 related to foreign currency forward contracts entered into by AspenTech to mitigate the impact of foreign currency exchange associated with the Micromine purchase price. Other is composed of several items, including pension expense, litigation costs, provision for bad debt and other items, none of which is individually significant.

(8) RESTRUCTURING COSTS

Restructuring expense reflects costs associated with the Company’s ongoing efforts to improve operational efficiency and deploy assets globally in order to remain competitive on a worldwide basis. The Company expects fiscal 2023 restructuring expense and related costs to be approximately $90, including costs to complete actions initiated in the first three months of the year.

Restructuring expense by business segment follows:

	Three Months Ended December 31,
	2021	2022

Final Control	$—	(1)
Measurement & Analytical	2	1
Discrete Automation	2	1
Safety & Productivity	—	—
Intelligent Devices	4	1

Control Systems & Software	1	1
AspenTech	—	—
Software and Control	1	1

Corporate	1	8

Total	$6	10
Details of the change in the liability for restructuring costs during the three months ended December 31, 2022 follow:

	Sept 30, 2022	Expense	Utilized/Paid	Dec 31, 2022

Severance and benefits	$117	(2)	1	114
Other	5	12	11	6
Total	$122	10	12	120
The tables above do not include $8 and $5 of costs related to restructuring actions incurred for the three months ended December 31, 2021 and 2022, respectively, that are required to be reported in cost of sales and selling, general and administrative expenses.

(9) TAXES

Income taxes were $98 in the first quarter of fiscal 2023 and $196 in 2022, resulting in effective tax rates of 23 percent and 21 percent, respectively. The current year rate included a 2 percentage point unfavorable impact related to the Russia charge, which had no related tax benefit.
On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic, and among other things, provides tax relief to businesses. Tax provisions of the CARES Act include the deferral of certain payroll taxes, relief for retaining employees, and other provisions. The Company deferred $73 of certain payroll taxes through the end of calendar year 2020, of which approximately $37 was paid in December 2021 and the remainder was paid in December 2022.

(10) OTHER FINANCIAL INFORMATION

	Sept 30, 2022	Dec 31, 2022
Inventories
Finished products	$417	456
Raw materials and work in process	1,325	1,543
Total	$1,742	1,999

Property, plant and equipment, net
Property, plant and equipment, at cost	$5,390	5,373
Less: Accumulated depreciation	3,151	3,110
Total	$2,239	2,263

Goodwill by business segment
Final Control	$2,605	2,659
Measurement & Analytical	1,112	1,131
Discrete Automation	807	839
Safety & Productivity	364	389
Intelligent Devices	4,888	5,018

Control Systems & Software	732	740
AspenTech	8,326	8,329
Software and Control	9,058	9,069

Total	$13,946	14,087

Other intangible assets
Gross carrying amount	$9,671	9,767
Less: Accumulated amortization	3,099	3,307
Net carrying amount	$6,572	6,460
Other intangible assets include customer relationships, net, of $3,436 and $3,399 and intellectual property, net, of $2,934 and $2,860 as of September 30, 2022 and December 31, 2022, respectively.

	Three Months Ended December 31,
	2021	2022
Depreciation and amortization expense include the following:
Depreciation expense	$84	74
Amortization of intangibles (includes $14 and $49 reported in Cost of Sales, respectively)	71	167
Amortization of capitalized software	23	19
Total	$178	260
Amortization of intangibles included $99 related to the Heritage AspenTech acquisition for the three months ended December 31, 2022.

	Sept 30, 2022	Dec 31, 2022
Other assets include the following:
Pension assets	$865	912
Unbilled receivables (contract assets)	428	516
Operating lease right-of-use assets	439	434
Deferred income taxes	85	73
Asbestos-related insurance receivables	68	68

Accrued expenses include the following:
Income taxes	$125	1,080
Customer advances (contract liabilities)	751	901
Employee compensation	523	372
Operating lease liabilities (current)	128	131
Product warranty	84	89
The increase in Income taxes was due to taxes of approximately $660 related to the gain on divestiture of InSinkErator and approximately $275 related to subsidiary restructurings at Climate Technologies. See Note 5.

Other liabilities include the following:
Deferred income taxes	$1,714	1,694
Pension and postretirement liabilities	427	441
Operating lease liabilities (noncurrent)	312	306
Asbestos litigation	205	200
Debt:
On January 17, 2023, AspenTech paid off the outstanding balance of its existing term loan facility of $264, plus accrued interest, which resulted in the long-term portion being reclassified and reported as short-term borrowings as of December 31, 2022.

(11) FINANCIAL INSTRUMENTS
Hedging Activities – As of December 31, 2022, the notional amount of foreign currency hedge positions was approximately $5.2 billion, and commodity hedge contracts totaled approximately $115 (primarily 33 million pounds of copper and aluminum). All derivatives receiving hedge accounting are cash flow hedges. The majority of hedging gains and losses deferred as of December 31, 2022 are expected to be recognized over the next 12 months as the underlying forecasted transactions occur. Gains and losses on foreign currency derivatives reported in Other deductions, net reflect hedges of balance sheet exposures that do not receive hedge accounting.
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

The following gains and losses are included in earnings and other comprehensive income (OCI) for the three months ended December 31, 2021 and 2022:

		Into Earnings		Into OCI
		1st Quarter		1st Quarter
Gains (Losses)	Location	2021	2022	2021	2022
Commodity	Cost of sales	$7	(8)	13	11
Foreign currency	Sales	1	(1)	—	4
Foreign currency	Cost of sales	2	8	3	(3)
Foreign currency	Other deductions, net	44	5

Net Investment Hedges
Euro denominated debt				44	(123)
Total		$54	4	60	(111)

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
Equity Investment – The Company has an equity investment in National Instruments, valued at $82 as of December 31, 2022, and reported in Other current assets. On January 17, 2023, the Company announced a proposal to acquire National Instruments for $53 per share in cash at an implied enterprise value of $7.6 billion. National Instruments, which had fiscal 2021 sales of approximately $1.5 billion, announced on January 13, 2023 it was undertaking a strategic review which could include the solicitation of interest from other potential acquirors.
Fair Value Measurement – Valuations for all derivatives and the Company's long-term debt fall within Level 2 of the GAAP valuation hierarchy. As of December 31, 2022, the fair value of long-term debt was $7.7 billion, which was lower than the carrying value by $1,169. The fair values of commodity and foreign currency contracts did not materially change since September 30, 2022. Foreign currency contracts were reported in Other current assets and Accrued expenses, while commodity contracts, which primarily relate to discontinued operations, were reported in Current assets and liabilities held-for-sale. The fair value of the Company's equity investment in National Instruments falls within Level 1 and was based on the most recent quoted closing market price from its principal exchange.
Counterparties to derivatives arrangements are companies with investment-grade credit ratings. The Company has bilateral collateral arrangements with counterparties with credit rating-based posting thresholds that vary depending on the arrangement. If credit ratings on the Company's debt fall below pre-established levels, counterparties can require immediate full collateralization of all derivatives in net liability positions. The maximum amount that could potentially have been required was immaterial. The Company also can demand full collateralization of derivatives in net asset positions should any counterparty credit ratings fall below certain thresholds. No collateral was posted with counterparties and none was held by the Company as of December 31, 2022.

(12) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Activity in Accumulated other comprehensive income (loss) for the three months ended December 31, 2021 and 2022 is shown below, net of income taxes:
	Three Months Ended December 31,
	2021	2022
Foreign currency translation
Beginning balance	$(629)	(1,265)
Other comprehensive income (loss), net of tax of $(10) and $28, respectively	(72)	236
Ending balance	(701)	(1,029)

Pension and postretirement
Beginning balance	(259)	(222)
Amortization of deferred actuarial losses into earnings, net of tax of $(5) and $4, respectively	18	(16)
Ending balance	(241)	(238)

Cash flow hedges
Beginning balance	16	2
Gains deferred during the period, net of taxes of $(4) and $(3), respectively	12	9
Reclassification of realized (gains) losses to sales and cost of sales, net of tax of $2 and $—, respectively	(8)	1
Ending balance	20	12

Accumulated other comprehensive income (loss)	$(922)	(1,255)

(13) BUSINESS SEGMENTS

As disclosed in Note 5, the financial results of Climate Technologies, InSinkErator and Therm-O-Disc are reported as discontinued operations for all periods presented. As a result of these portfolio actions, the Company has realigned its business segments and now reports six segments and two business groups, which are highlighted in the table below. The Company also reclassified certain product sales that were previously reported in Control Systems & Software to Discrete Automation.

INTELLIGENT DEVICES	SOFTWARE AND CONTROL

•Final Control	•Control Systems & Software
•Measurement & Analytical	•AspenTech
•Discrete Automation
•Safety & Productivity

The new segments were previously described as follows: Final Control was the Valves, Actuators & Regulators product offering; Measurement & Analytical was the Measurement & Analytical instrumentation product offering; Discrete Automation was the Industrial Solutions product offering; Safety & Productivity was the Tools & Home Products segment, excluding the divested InSinkErator business; Control Systems & Software was the Systems & Software product offering; and, AspenTech remains unchanged. The AspenTech segment was identified in the third quarter of fiscal 2022 as a result of the Heritage AspenTech acquisition and reflects the combined results of Heritage AspenTech and the Emerson Industrial Software Business (see Note 4 for further details). The results for this new segment include the historical results of the Emerson Industrial Software Business (which were previously reported in the Control Systems & Software segment), while results related to the Heritage AspenTech business only include periods subsequent to the close of the transaction. Prior year amounts have been reclassified to conform to the current year presentation.

	Three Months Ended December 31,
	Sales		Earnings
	2021	2022	2021	2022

Final Control	$817	862	122	158
Measurement & Analytical	737	749	170	175
Discrete Automation	617	618	120	121
Safety & Productivity	351	310	65	63
Intelligent Devices	2,522	2,539	477	517

Control Systems & Software	570	606	116	107
AspenTech	82	243	(2)	(33)
Software and Control	652	849	114	74

Stock compensation			(34)	(102)
Unallocated pension and postretirement costs			26	45
Corporate and other			(55)	(64)
Gain on subordinated interest			453	—
Eliminations/Interest	(18)	(15)	(39)	(48)
Total	$3,156	3,373	942	422
Corporate and other for the three months ended December 31, 2022 included a loss of $47 related to the Company's exit of business operations in Russia and a mark-to-market gain of $35 related to foreign currency forward contracts entered into by AspenTech to mitigate the impact of foreign currency exchange associated with the Micromine purchase price, while the three months ended December 31, 2021 included acquisition/divestiture costs of $23.

Depreciation and amortization (includes intellectual property, customer relationships and capitalized software) by business segment are summarized below:

	Three Months Ended December 31,
	2021	2022
Final Control	$53	45
Measurement & Analytical	31	30
Discrete Automation	23	21
Safety & Productivity	15	14
Intelligent Devices	122	110

Control Systems & Software	25	21
AspenTech	23	123
Software and Control	48	144

Corporate and other	8	6
Total	$178	260

Sales by geographic destination, Americas, Asia, Middle East & Africa ("AMEA") and Europe, are summarized below:

	Three Months Ended December 31,				Three Months Ended December 31,
	2021				2022
	Americas	AMEA	Europe	Total	Americas	AMEA	Europe	Total
Final Control	$352	336	129	817	446	308	108	862
Measurement & Analytical	311	296	130	737	396	246	107	749
Discrete Automation	274	183	160	617	291	175	152	618
Safety & Productivity	270	16	65	351	236	17	57	310
Intelligent Devices	1,207	831	484	2,522	1,369	746	424	2,539

Control Systems & Software	268	173	129	570	294	185	127	606
AspenTech	54	16	12	82	112	63	68	243
Software and Control	322	189	141	652	406	248	195	849

Total	$1,529	1,020	625	3,174	1,775	994	619	3,388

Items 2 and 3.

Management's Discussion and Analysis of Financial Condition and Results of Operations
(Dollars are in millions, except per share amounts or where noted)

OVERVIEW

As previously disclosed, in October 2022, the Board of Directors approved the Company's announced agreement to sell a majority stake in its Climate Technologies business (which constitutes the historical Climate Technologies segment, excluding Therm-O-Disc which was divested in fiscal 2022) to private equity funds managed by Blackstone in a $14.0 billion transaction. The transaction is expected to close in the first half of calendar year 2023, subject to regulatory approvals and customary closing conditions.
Additionally, on October 31, 2022, the Company completed the divestiture of its InSinkErator business, which manufactures food waste disposers, to Whirlpool Corporation for $3.0 billion, and the Company recognized a pretax gain of $2.8 billion (approximately $2.1 billion after-tax) in the first quarter of fiscal 2023.
Climate Technologies, Therm-O-Disc and InSinkErator are reported within discontinued operations for all periods presented. See Note 5.
On May 16, 2022, the Company completed the transactions contemplated by its definitive agreement with Aspen Technology, Inc. ("Heritage AspenTech") to contribute two of Emerson's stand-alone industrial software businesses, Open Systems International, Inc. and the Geological Simulation Software business, along with approximately $6.0 billion in cash to Heritage AspenTech stockholders, to create "New AspenTech" (hereinafter referred to as "AspenTech"). Upon closing of the transaction, Emerson owned 55 percent of the outstanding shares of New AspenTech common stock (on a fully diluted basis). See Note 4. Due to the timing of the acquisition in the prior year, the results for the first quarter of fiscal 2022 do not include the results of Heritage AspenTech.
For the first quarter of fiscal 2023, net sales from continuing operations were $3.4 billion, up 7 percent compared with the prior year. Underlying sales, which exclude foreign currency translation, acquisitions and divestitures, were up 6 percent. The AspenTech acquisition added 5 percent, while foreign currency translation had a 4 percent unfavorable impact. Sales growth continued to be strong in North America, while Asia, Middle East & Africa was essentially flat and Europe was down modestly due to the negative impact of the business exit from Russia.
Earnings from continuing operations attributable to common stockholders were $329, down 56 percent, and diluted earnings per share from continuing operations were $0.56, down 55 percent compared with $1.25 in the prior year. The prior year included a $0.60 gain related to the Company's subordinated interest in Vertiv. Adjusted diluted earnings per share from continuing operations were $0.78 compared with $0.79 in the prior year, reflecting strong operating results offset by higher stock compensation expense due to an increasing stock price in the current year.

The table below presents the Company's diluted earnings per share from continuing operations on an adjusted basis to facilitate period-to-period comparisons and provide additional insight into the underlying, ongoing operating performance of the Company. Adjusted diluted earnings per share from continuing operations excludes intangibles amortization expense, restructuring expense, first year purchase accounting related items and transaction-related costs, and certain gains, losses or impairments.

Three Months Ended Dec 31	2021	2022

Diluted earnings from continuing operations per share	$1.25	0.56

Amortization of intangibles	0.09	0.15
Restructuring and related costs	0.02	0.02
Gain on subordinated interest	(0.60)	—
Acquisition/divestiture costs	0.03	—
Russia business exit	—	0.08
AspenTech Micromine purchase price hedge	—	(0.03)

Adjusted diluted earnings from continuing operations per share	$0.79	0.78

The table below summarizes the changes in adjusted diluted earnings per share from continuing operations. The items identified below are discussed throughout MD&A, see further discussion above and in the Business Segments and Financial Position sections below.

Three Months Ended
Adjusted diluted earnings from continuing operations per share - Dec 31, 2021	$0.79

Operations excluding impact of acquisitions	0.10
Heritage AspenTech acquisition	0.05
Stock compensation	(0.09)
Foreign currency	(0.09)
Pensions	0.02
Interest expense, net	(0.01)
Share repurchases	0.01

Adjusted diluted earnings from continuing operations per share - Dec 31, 2022	$0.78

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31

Following is an analysis of the Company’s operating results for the first quarter ended December 31, 2021, compared with the first quarter ended December 31, 2022.

	2021	2022	Change
(dollars in millions, except per share amounts)

Net sales	$3,156	3,373	7%
Gross profit	$1,415	1,620	14%
Percent of sales	44.9%	48.0%	3.1 pts

SG&A	$849	1,030	21%
Percent of sales	27.0%	30.5%	3.5 pts

Gain on subordinated interest	$(453)	—
Other deductions, net	$38	120
Amortization of intangibles	$57	118
Restructuring costs	$6	10

Interest expense, net	$39	48

Earnings from continuing operations before income taxes	$942	422	(55)%
Percent of sales	29.8%	12.5%	(17.3) pts
Earnings from continuing operations common stockholders	$746	329	(56)%
Percent of sales	23.6%	9.8%	(13.8) pts
Net earnings common stockholders	$896	2,331	160%

Diluted EPS - Earnings from continuing operations	$1.25	0.56	(55)%
Diluted EPS - Net Earnings	$1.50	3.97	165%

Net sales for the first quarter of fiscal 2023 were $3.4 billion, up 7 percent compared with 2022. Intelligent Devices sales were up 1 percent, while Software and Control sales were up 30 percent, which included the impact of the Heritage AspenTech acquisition. Underlying sales were up 6 percent on 2 percent higher volume and 4 percent higher price, while foreign currency translation had a 4 percent negative impact. The Heritage AspenTech acquisition added 5 percent. Underlying sales were up 12 percent in the U.S. and up 2 percent internationally. The Americas was up 13 percent, while Asia, Middle East & Africa was flat (China down 7 percent). Europe decreased 2 percent, but was up 7 percent excluding the negative impact of the business exit from Russia.

Cost of sales for the first quarter of fiscal 2023 were $1,753, an increase of $12 compared with 2022. Gross margin of 48.0 percent increased 3.1 percentage points due to favorable price less net material inflation, the impact of the Heritage AspenTech acquisition which benefited margins by 1.3 percentage points, and favorable mix.
Selling, general and administrative (SG&A) expenses of $1,030 increased $181 and SG&A as a percent of sales increased 3.5 percentage points to 30.5 percent compared with the prior year, reflecting the Heritage AspenTech acquisition and higher stock compensation expense of $68, of which $45 related to Emerson stock plans due to an increasing stock price in the current year and $23 was attributable to AspenTech stock plans.
In the first quarter of fiscal 2022, the Company received a distribution of $438 related to its subordinated interest in Vertiv (in total, a gain of $453 was recognized in the first quarter, $358 after-tax, $0.60 per share). Based on the terms of the agreement and the current calculation, the Company could receive additional distributions of approximately $75 which are expected to be received over the next two-to-three years. However, the distributions are contingent on the timing and price at which Vertiv shares are sold by the equity holders and therefore, there can be no assurance as to the amount or timing of the remaining distributions to the Company.
Other deductions, net were $120 in 2023, an increase of $82 compared with the prior year, reflecting higher intangibles amortization of $61 primarily related to the Heritage AspenTech acquisition and a charge of $47 related to the Company exiting its business in Russia, partially offset by lower acquisition/divestiture costs of $23. The current year also included a mark-to-market gain of $35 related to foreign currency forward contracts entered into by AspenTech to mitigate the impact of foreign currency exchange associated with the Micromine purchase price, which was largely offset by unfavorable foreign currency transaction losses compared to gains in the prior year. See Note 7.

Pretax earnings from continuing operations of $422 decreased $520, down 55 percent compared with the prior year largely due to the Vertiv gain discussed above. Earnings increased $40 in Intelligent Devices and decreased $40 in Software and Control, while costs reported at Corporate increased $58 largely due to higher stock compensation expense of $68 and the $47 Russia business exit loss, partially offset by the $35 gain on the Micromine foreign currency forward contracts. See the Business Segments discussion that follows and Note 13.

Income taxes were $98 in the first quarter of fiscal 2023 and $196 in 2022, resulting in effective tax rates of 23 percent and 21 percent, respectively. The current year rate included a 2 percentage point unfavorable impact related to the Russia charge, which had no related tax benefit.

Earnings from continuing operations attributable to common stockholders were $329, down 56 percent, and diluted earnings per share from continuing operations were $0.56, down 55 percent compared with $1.25 in the prior year. The prior year included a $0.60 gain related to the Company's subordinated interest in Vertiv. Adjusted diluted earnings per share from continuing operations were $0.78 compared with $0.79 in the prior year, reflecting strong operating results offset by higher stock compensation expense due to an increasing stock price in the current year. See the analysis above of adjusted earnings per share for further details.

Earnings from discontinued operations were $2,002 ($3.41 per share) which included the $2.1 billion after-tax gain on the divestiture of InSinkErator, compared to $149 ($0.25 per share) in the prior year. Earnings from discontinued operations were negatively impacted in the current year by approximately $275 of income taxes within Climate Technologies related to subsidiary restructurings and $27 of transaction-related costs. See Note 5.

Net earnings common stockholders in the first quarter of fiscal 2023 were $2,331, up 160 percent, compared with $896 in the prior year, and earnings per share were $3.97, up 165 percent, compared with $1.50 in the prior year.

The table below, which shows results from continuing operations on an adjusted EBITA basis, is intended to supplement the Company's discussion of its results of operations herein. The Company defines adjusted EBITA as earnings from continuing operations excluding interest expense, net, income taxes, intangibles amortization expense, restructuring expense, first year purchase accounting related items and transaction-related costs, and certain gains, losses or impairments. Adjusted EBITA and adjusted EBITA margin are measures used by management and may be useful for investors to evaluate the Company's operational performance.

Three Months Ended Dec 31	2021	2022	Change

Earnings from continuing operations before income taxes	$942	422	(55)%
Percent of sales	29.8%	12.5%	(17.3) pts
Interest expense, net	39	48
Amortization of intangibles	71	167
Restructuring and related costs	14	15
Gain on subordinated interest	(453)	—
Acquisition/divestiture costs	23	—
Russia business exit	—	47
AspenTech Micromine purchase price hedge	—	(35)
Adjusted EBITA from continuing operations	$636	664	5%
Percent of sales	20.1%	19.7%	(0.4) pts

Other Items

The Company has an equity investment in National Instruments, valued at $82 as of December 31, 2022. On January 17, 2023, the Company announced a proposal to acquire National Instruments for $53 per share in cash at an implied enterprise value of $7.6 billion. National Instruments, which had fiscal 2021 sales of approximately $1.5 billion, announced on January 13, 2023 it was undertaking a strategic review which could include the solicitation of interest from other potential acquirors.

Business Segments
Following is an analysis of operating results for the Company’s business segments for the three months ended December 31, 2021, compared with the three months ended December 31, 2022. The Company defines segment earnings as earnings before interest and taxes. As a result of the Company's portfolio transformation, the Company has realigned its business segments and now reports six segments and two business groups. See Note 13.

INTELLIGENT DEVICES

	2021	2022	Change	FX	Acq/Div	U/L

Sales:
Final Control	$817	862	6%	4%	—%	10%
Measurement & Analytical	737	749	2%	4%	—%	6%
Discrete Automation	617	618	—%	6%	—%	6%
Safety & Productivity	351	310	(12)%	2%	—%	(10)%
Total	$2,522	2,539	1%	4%	—%	5%

Earnings:
Final Control	$122	158	30%
Measurement & Analytical	170	175	3%
Discrete Automation	120	121	1%
Safety & Productivity	65	63	(3)%
Total	$477	517	9%
Margin	18.9%	20.4%	1.5 pts

Amortization of intangibles:
Final Control	$24	22
Measurement & Analytical	6	5
Discrete Automation	8	7
Safety & Productivity	6	6
Total	$44	40

Restructuring and related costs:
Final Control	$7	4
Measurement & Analytical	2	1
Discrete Automation	2	1
Safety & Productivity	1	—
Total	$12	6

Adjusted EBITA	$533	563	6%
Adjusted EBITA Margin	21.1%	22.2%	1.1 pts

Intelligent Devices sales were $2.5 billion in the first three months of 2023, an increase of $17, or 1 percent. Underlying sales increased 5 percent on higher price, while volume was flat overall reflecting lagging performance in Safety & Productivity. Underlying sales increased 14 percent in the Americas, while Asia, Middle East & Africa was down 3 percent (China down 12 percent). Europe decreased 5 percent, but was up moderately excluding the negative impact of the business exit from Russia. Final Control sales increased $45, or 6 percent. Underlying sales were up 10 percent, reflecting strength in chemical, energy and power end markets, particularly in the Americas. Europe was up slightly excluding the impact from Russia and Asia was down slightly. Sales for Measurement & Analytical increased $12, or 2 percent. Underlying sales were up 6 percent, reflecting strength in North America and solid growth in Europe excluding the impact from Russia. Sales were down 16 percent in Asia reflecting the negative impact from continued supply chain constraints. Discrete Automation sales were flat while underlying sales increased 6 percent, reflecting broad-based demand across most end markets and all geographies despite continued supply chain constraints. Safety & Productivity sales decreased $41, or 12 percent, reflecting weakness across all end markets, particularly in the Americas. Earnings were $517, an increase of $40, or 9 percent, and margin increased 1.5 percentage points to 20.4 percent, reflecting favorable price less net material inflation and favorable mix, partially offset by higher wage and other inflation and unfavorable foreign currency transactions which negatively impacted margins 0.6 percentage points. Adjusted EBITA margin was 22.2 percent, an increase of 1.1 percentage points.

SOFTWARE AND CONTROL

	2021	2022	Change	FX	Acq/Div	U/L

Sales:
Control Systems & Software	$570	606	6%	4%	—%	10%
AspenTech	82	243	197%	—%	(197)%	—%
Total	$652	849	30%	4%	(24)%	10%

Earnings:
Control Systems & Software	$116	107	(8)%
AspenTech	(2)	(33)	(1668)%
Total	$114	74	(36)%
Margin	17.6%	8.7%	(8.9) pts

Amortization of intangibles:
Control Systems & Software	$5	6
AspenTech	22	121
Total	$27	127

Restructuring and related costs:
Control Systems & Software	$1	1
AspenTech	—	—
Total	$1	1

Adjusted EBITA	$142	202	42%
Adjusted EBITA Margin	21.8%	23.8%	2.0 pts

Software and Control sales were $849 in the first three months of 2023, an increase of $197, or 30 percent compared to the prior year, reflecting the impact of the Heritage AspenTech acquisition. Underlying sales were up 10 percent on 8 percent higher volume and 2 percent higher price. Overall, underlying sales increased 11 percent in the Americas, 6 percent in Europe and 15 percent in Asia, Middle East & Africa (China up 26 percent). Control Systems & Software sales increased $36, or 6 percent. Underlying sales increased 10 percent, reflecting strength in process end markets in North America, Europe (excluding the impact of the business exit from Russia) and Asia, which benefited from improved electronic component availability, while power end markets were up modestly. AspenTech sales increased $161, or 197 percent, due to the acquisition of Heritage AspenTech. Earnings decreased $40, down 36 percent, and margin decreased 8.9 percentage points, reflecting the impact from $99 of incremental intangibles amortization ($35 of which was reported in Cost of Sales) related to the Heritage AspenTech acquisition. Adjusted EBITA margin increased 2.0 percentage points, reflecting the impact of the Heritage AspenTech acquisition, partially offset by lower margins within Control Systems & Software due to higher inflation and unfavorable foreign currency transactions.

FINANCIAL CONDITION
Key elements of the Company's financial condition for the three months ended December 31, 2022 as compared to the year ended September 30, 2022 and the three months ended December 31, 2021 follow.

	Dec 31, 2021		Sept 30, 2022		Dec 31, 2022
Operating working capital	$780		$990		$351
Current ratio	2.4		1.1		1.1
Total debt-to-total capital	46.1%		50.0%		48.1%
Net debt-to-net capital	28.2%		45.3%		41.7%
Interest coverage ratio	23.9	X	11.7	X	7.3	X
The Company's operating working capital as of December 31, 2022 includes income taxes payable of approximately $660 related to the gain on the InSinkErator divestiture, which is expected to be paid over the next three quarters, and approximately $275 related to subsidiary restructurings at Climate Technologies, approximately $230 of which was paid in January 2023 with the remainder expected to be paid by the end of fiscal 2023. Excluding these income taxes payable related to discontinued operations, operating working capital increased compared to the same quarter last year and compared to September 30, 2022 due to higher inventory levels to support sales growth and reflecting ongoing supply chain and logistics constraints. As of December 31, 2022, Emerson's cash and equivalents totaled $2,271, which included approximately $450 attributable to AspenTech. Subsequent to the end of the quarter, in January 2023 AspenTech paid off the outstanding balance of its existing term loan facility of $264, plus accrued interest. The cash held by AspenTech is intended to be used for its own purposes and is not a readily available source of liquidity for other Emerson general business purposes or to return to Emerson shareholders.
The current ratio was unchanged compared to September 30, 2022. The interest coverage ratio (earnings before income taxes plus interest expense, divided by interest expense) of 7.3X for the first three months of fiscal 2023 compares to 23.9X for the three months ended December 31, 2021, reflecting lower pretax earnings and higher interest expense. Pretax earnings in the prior year included the Vertiv subordinated interest gain of $453. Excluding the gain, the interest coverage ratio was 12.9X in the prior year.
Operating cash flow from continuing operations for the first three months of fiscal 2023 was $302, a decrease of $75 compared with $377 in the prior year, reflecting higher working capital due to ongoing supply chain constraints. Operating cash flow included approximately $50 generated by AspenTech. Free cash flow from continuing operations of $243 in the first three months of fiscal 2023 (operating cash flow of $302 less capital expenditures of $59) decreased $61 compared to free cash flow of $304 in 2022 (operating cash flow of $377 less capital expenditures of $73), reflecting the decrease in operating cash flow. Cash used in investing activities from continuing operations was $67. Cash used in financing activities from continuing operations was $2,895, reflecting share repurchases of $2.0 billion, net repayments of short-term borrowings of $539, and dividend payments.
Total cash provided by operating activities was $418 including the impact of discontinued operations, and decreased $105 compared with $523 in the prior year. Investing cash flow from discontinued operations was $3.0 billion, reflecting proceeds from the InSinkErator divestiture.
On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic, and among other things, provides tax relief to businesses. Tax provisions of the CARES Act include the deferral of certain payroll taxes, relief for retaining employees, and other provisions. The Company deferred $73 of certain payroll taxes through the end of calendar year 2020, of which approximately $37 was paid in December 2021 and the remainder paid in December 2022.
Emerson maintains a conservative financial structure to provide the strength and flexibility necessary to achieve our strategic objectives and has been successful in efficiently deploying cash where needed worldwide to fund operations, complete acquisitions and sustain long-term growth. Emerson is in a strong financial position, with total assets of $36 billion and common stockholders' equity of $11 billion, and has the resources available for reinvestment in existing businesses, strategic acquisitions and managing its capital structure on a short- and long-term basis.

FISCAL 2023 OUTLOOK

For the full year, consolidated net sales from continuing operations are expected to be up 8 to 10 percent, with underlying sales up 6.5 to 8.5 percent excluding a 2 percent unfavorable impact from foreign currency translation and an approximately 3.5 percent favorable impact from acquisitions net of divestitures.

Earnings per share from continuing operations are expected to be $3.55 to $3.70 (which excludes any potential impact from the 45 percent common equity ownership in Climate Technologies' income or loss post-close), while adjusted earnings per share are expected to be $4.00 to $4.15, excluding a $0.60 per share impact from amortization of intangibles, $0.12 per share from restructuring actions, $0.08 per share from the Russia business exit, a $0.03 per share benefit from the AspenTech Micromine purchase price hedge, $0.09 per share from interest income on the Climate Technologies note receivable, and $0.23 per share of interest income on undeployed proceeds from the Climate Technologies and InSinkErator divestitures. Earnings from discontinued operations are expected to be $10.5 billion to $11.5 billion, or $18 to $20 per share, including the net gains on 2023 divestitures. The fiscal 2023 outlook includes $2 billion returned to shareholders through share repurchases completed in the first quarter and approximately $1.2 billion of dividend payments.

The Company's fiscal 2023 results from continuing operations after the Climate Technologies divestiture (assumed to close March 31, 2023 for the purposes of guidance) will reflect a 45 percent common equity ownership in the income, or loss, of Climate Technologies. Emerson will not control Climate Technologies post-closing and is therefore unable to estimate the amount of its 45 percent share of Climate Technologies' post-close results. The effect of Emerson's 45 percent share of Climate Technologies is expected to be immaterial to post-closing cash flows.
Statements in this report that are not strictly historical may be "forward-looking" statements, which involve risks and uncertainties, and Emerson undertakes no obligation to update any such statements to reflect later developments. These risks and uncertainties include the the Company's ability to successfully complete on the terms and conditions contemplated, and the financial impact of, the proposed Climate Technologies transaction, the potential National Instruments transaction, the scope, duration and ultimate impacts of the COVID-19 pandemic and the Russia-Ukraine conflict, as well as economic and currency conditions, market demand, including related to the pandemic and oil and gas price declines and volatility, pricing, protection of intellectual property, cybersecurity, tariffs, competitive and technological factors, inflation, among others, which are set forth in the “Risk Factors” of Part I, Item 1A, and the "Safe Harbor Statement" of Part II, Item 7, to the Company's Annual Report on Form 10-K for the year ended September 30, 2022 and in subsequent reports filed with the SEC, which are hereby incorporated by reference.
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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2022	—	$—	—	54,540
November 2022	11,957	$92.85	11,957	42,583
December 2022	9,299	$95.69	9,299	33,284
Total	21,256	$94.09	21,256	33,284
In March 2020, the Board of Directors authorized the purchase of an additional 60 million shares and a total of approximately 33.3 shares remain available for purchase under the authorization.

Item 6. Exhibits

(a) Exhibits (Listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

2(a)**
Transaction Agreement, dated as of October 30, 2022, among Emerson Electric Co., BCP Emerald Aggregator L.P., Emerald Debt Merger Sub L.L.C and Emerald JV Holdings L.P, incorporated by reference to the Company’s Form 8-K, filed on October 31, 2022, File No. 1-278, Exhibit 2.1.

10(a)	Amended and Restated Deferred Compensation Plan for Non-Employee Directors and Forms of Payment Election Forms

10(b)	Amended and Restated Restricted Stock Plan for Non-Management Directors and Form of Restricted Stock Unit Award Letter under the Emerson Electric Co. Restricted Stock Plan for Non-Management Directors

10(c)	Emerson Electric Co. Annual Cash Incentive Plan and Form of Acceptance of Award

10(d)
Letter Agreement dated November 16, 2022 between Emerson Electric Co. and Mark J. Bulanda, signed November 22, 2022, incorporated by reference to the Company’s Form 8-K, filed on November 28, 2022, File No. 1-278, Exhibit 10.1.

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

101
Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the three months ended December 31, 2022 and 2021, (ii) Consolidated Statements of Comprehensive Income for the three months ended December 31, 2022 and 2021, (iii) Consolidated Balance Sheets as of September 30, 2022 and December 31, 2022, (iv) Consolidated Statements of Equity for the three months ended December 31, 2022 and 2021, (v) Consolidated Statements of Cash Flows for the three months ended December 31, 2022 and 2021, and (vi) Notes to Consolidated Financial Statements for the three months ended December 31, 2022 and 2021.

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
February 8, 2023