Form 10-Q
period 2023-03-31
EMERSON ELECTRIC CO
filed 2023-05-03
CIK 32604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common stock of $0.50 par value per share outstanding at March 31, 2023: 571.5 million shares.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Consolidated Statements of Earnings
EMERSON ELECTRIC CO. & SUBSIDIARIES

Three and six months ended March 31, 2022 and 2023
(Dollars in millions, except per share amounts; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2023	2022	2023
Net sales	$3,291	3,756	6,447	7,129

Cost of sales	1,815	1,955	3,556	3,708
Selling, general and administrative expenses	888	1,000	1,737	2,030
Gain on subordinated interest	—	—	(453)	—
Other deductions, net	28	109	66	229
Interest expense (net of interest income of $4, $18, $7 and $38, respectively)	51	53	90	101

Earnings from continuing operations before income taxes	509	639	1,451	1,061

Income taxes	80	134	276	232

Earnings from continuing operations	429	505	1,175	829

Discontinued operations, net of tax: $56, $39, $140 and $1,005, respectively	246	265	395	2,267

Net earnings	675	770	1,570	3,096

Less: Noncontrolling interests in subsidiaries	1	(22)	—	(27)

Net earnings common stockholders	$674	792	1,570	3,123

Earnings common stockholders:
Earnings from continuing operations	428	530	1,174	859
Discontinued operations	246	262	396	2,264
Net earnings common stockholders	$674	792	1,570	3,123

Basic earnings per share common stockholders:
Earnings from continuing operations	$0.72	0.93	1.97	1.49
Discontinued operations	0.41	0.46	0.67	3.92
Basic earnings per common share	$1.13	1.39	2.64	5.41

Diluted earnings per share common stockholders:
Earnings from continuing operations	$0.72	0.92	1.96	1.48
Discontinued operations	0.41	0.46	0.67	3.90
Diluted earnings per common share	$1.13	1.38	2.63	5.38

Weighted average outstanding shares:
Basic	593.3	570.9	593.9	577.2
Diluted	596.5	573.6	597.3	580.1
 See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
EMERSON ELECTRIC CO. & SUBSIDIARIES

Three and six months ended March 31, 2022 and 2023
(Dollars in millions; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2023	2022	2023
Net earnings	$675	770	1,570	3,096

Other comprehensive income (loss), net of tax:
Foreign currency translation	(60)	110	(132)	351
Pension and postretirement	18	(17)	36	(33)
Cash flow hedges	6	13	10	23
Total other comprehensive income (loss)	(36)	106	(86)	341

Comprehensive income	639	876	1,484	3,437

Less: Noncontrolling interests in subsidiaries	—	(23)	(1)	(23)
Comprehensive income common stockholders	$639	899	1,485	3,460

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
EMERSON ELECTRIC CO. & SUBSIDIARIES

(Dollars and shares in millions, except per share amounts; unaudited)

	Sept 30, 2022	Mar 31, 2023
ASSETS
Current assets
Cash and equivalents	$1,804	2,046
Receivables, less allowances of $100 and $102, respectively	2,261	2,330
Inventories	1,742	2,034
Other current assets	1,301	1,228
Current assets held-for-sale	1,398	1,347
Total current assets	8,506	8,985

Property, plant and equipment, net	2,239	2,263
Other assets
Goodwill	13,946	14,097
Other intangible assets	6,572	6,299
Other	2,151	2,265
Noncurrent assets held-for-sale	2,258	2,238
Total other assets	24,927	24,899
Total assets	$35,672	36,147

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current maturities of long-term debt	$2,115	1,959
Accounts payable	1,276	1,207
Accrued expenses	3,038	3,245
Current liabilities held-for-sale	1,348	1,138
Total current liabilities	7,777	7,549

Long-term debt	8,259	8,174

Other liabilities	3,153	2,928

Noncurrent liabilities held-for-sale	167	149

Equity
Common stock, $0.50 par value; authorized, 1,200.0 shares; issued, 953.4 shares; outstanding, 591.4 shares and 571.5 shares, respectively	477	477
Additional paid-in-capital	57	138
Retained earnings	28,053	30,571
Accumulated other comprehensive income (loss)	(1,485)	(1,148)
Cost of common stock in treasury, 362.0 shares and 381.9 shares, respectively	(16,738)	(18,678)
Common stockholders’ equity	10,364	11,360
Noncontrolling interests in subsidiaries	5,952	5,987
Total equity	16,316	17,347
Total liabilities and equity	$35,672	36,147

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Equity
EMERSON ELECTRIC CO. & SUBSIDIARIES

Three and six months ended March 31, 2022 and 2023
(Dollars in millions; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2023	2022	2023

Common stock	$477	477	477	477

Additional paid-in-capital
Beginning balance	564	112	522	57
Stock plans	15	26	57	81
Ending balance	579	138	579	138

Retained earnings
Beginning balance	26,636	30,076	26,047	28,053
Net earnings common stockholders	674	792	1,570	3,123
Dividends paid (per share: $0.515, $0.52 $1.03 and $1.04, respectively)	(307)	(297)	(614)	(605)
Ending balance	27,003	30,571	27,003	30,571

Accumulated other comprehensive income (loss)
Beginning balance	(922)	(1,255)	(872)	(1,485)
Foreign currency translation	(59)	111	(131)	347
Pension and postretirement	18	(17)	36	(33)
Cash flow hedges	6	13	10	23
Ending balance	(957)	(1,148)	(957)	(1,148)

Treasury stock
Beginning balance	(16,506)	(18,683)	(16,291)	(16,738)
Purchases	(27)	—	(285)	(2,000)
Issued under stock plans	6	5	49	60
Ending balance	(16,527)	(18,678)	(16,527)	(18,678)

Common stockholders' equity	10,575	11,360	10,575	11,360

Noncontrolling interests in subsidiaries
Beginning balance	39	5,987	40	5,952
Net earnings	1	(22)	—	(27)
Stock plans	—	23	—	58
Other comprehensive income	(1)	(1)	(1)	4
Ending balance	39	5,987	39	5,987

Total equity	$10,614	17,347	10,614	17,347

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
EMERSON ELECTRIC CO. & SUBSIDIARIES
Six Months Ended March 31, 2022 and 2023
(Dollars in millions; unaudited)

	Six Months Ended
	March 31,
	2022	2023
Operating activities
Net earnings	$1,570	3,096
Earnings from discontinued operations, net of tax	(395)	(2,267)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	349	523
Stock compensation	77	142
Changes in operating working capital	(298)	(390)
Gain on subordinated interest	(453)	—
Other, net	(94)	(227)
Cash from continuing operations	756	877
Cash from discontinued operations	209	(391)
Cash provided by operating activities	965	486

Investing activities
Capital expenditures	(140)	(121)
Purchases of businesses, net of cash and equivalents acquired	(35)	—
Proceeds from subordinated interest	438	15
Other, net	(16)	(76)
Cash from continuing operations	247	(182)
Cash from discontinued operations	(88)	2,916
Cash provided by investing activities	159	2,734

Financing activities
Net increase (decrease) in short-term borrowings	871	(31)
Proceeds from short-term borrowings greater than three months	1,040	395
Proceeds from long-term debt	2,975	—
Payments of long-term debt	(504)	(742)
Dividends paid	(613)	(603)
Purchases of common stock	(285)	(2,000)
Other, net	15	(55)
Cash provided by (used in) financing activities	3,499	(3,036)

Effect of exchange rate changes on cash and equivalents	(48)	58
Increase in cash and equivalents	4,575	242
Beginning cash and equivalents	2,354	1,804
Ending cash and equivalents	$6,929	2,046

Changes in operating working capital
Receivables	$45	(63)
Inventories	(262)	(219)
Other current assets	(10)	22
Accounts payable	(4)	(98)
Accrued expenses	(67)	(32)
Total changes in operating working capital	$(298)	(390)
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

Over the past two years, Emerson Electric Co. ("Emerson" or the "Company") has taken significant actions to accelerate the transformation of its portfolio through the completion of strategic acquisitions and divestitures of non-core businesses. The Company's recent portfolio actions include the combination of its industrial software businesses with Aspen Technology, Inc., with the Company owning 55 percent of the outstanding shares of the combined entity on a fully diluted basis upon closing of the transaction on May 16, 2022, the sale of its Therm-O-Disc business, which was completed on May 31, 2022, the sale of its InSinkErator business, which was completed on October 31, 2022, the sale of a majority stake in its Climate Technologies business, which was announced on October 31, 2022, and is expected to close in the Company's third quarter of fiscal 2023, subject to regulatory approvals and customary closing conditions, and the pending acquisition of National Instruments Corporation ("NI"), which was announced on April 12, 2023, and is expected to close in the first half of Emerson’s fiscal 2024, subject to the completion of customary closing conditions, including regulatory approvals and approval by NI shareholders.

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

	Sept 30, 2022	Mar 31, 2023
Unbilled receivables (contract assets)	$1,390	1,342
Customer advances (contract liabilities)	(776)	(975)
Net contract assets (liabilities)	$614	367

The majority of the Company's contract balances relate to (1) arrangements where revenue is recognized over time and payments from customers are made according to a contractual billing schedule, and (2) revenue from term software license arrangements sold by AspenTech where the license revenue is recognized upfront upon delivery. The decrease in net contract assets was due to customer billings exceeding revenue recognized for performance completed during the period. Revenue recognized for the three and six months ended March 31, 2023 included $106 and $441, respectively, that was included in the beginning contract liability balance. Other factors that impacted the change in net contract assets were immaterial. Revenue recognized for the three and six months ended March 31,

2023 for performance obligations that were satisfied in previous periods, including cumulative catchup adjustments on the Company's long-term contracts, was not material.

As of March 31, 2023, the Company's backlog relating to unsatisfied (or partially unsatisfied) performance obligations in contracts with its customers was approximately $8.1 billion (of which,$1.2 billion was attributable to AspenTech). The Company expects to recognize approximately 80 percent of its remaining performance obligations as revenue over the next 12 months, with the remainder substantially over the following two years.

(3) COMMON SHARES AND SHARE-BASED COMPENSATION

Reconciliations of weighted-average shares for basic and diluted earnings per common share follow. Earnings allocated to participating securities were inconsequential.

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2023	2022	2023

Basic shares outstanding	593.3	570.9	593.9	577.2
Dilutive shares	3.2	2.7	3.4	2.9
Diluted shares outstanding	596.5	573.6	597.3	580.1

(4) ACQUISITIONS AND DIVESTITURES

Aspen Technology

On May 16, 2022, the Company completed the transactions contemplated by its definitive agreement with Aspen Technology, Inc. ("Heritage AspenTech") to contribute two of Emerson's stand-alone industrial software businesses, Open Systems International, Inc. and the Geological Simulation Software business (collectively, the “Emerson Industrial Software Business”), along with approximately $6.0 billion in cash to Heritage AspenTech stockholders, to create "New AspenTech", a diversified, high-performance industrial software leader with greater scale, capabilities and technologies (hereinafter referred to as "AspenTech"). Upon closing of the transaction, Emerson owned 55 percent of the outstanding shares of AspenTech common stock (on a fully diluted basis) and former Heritage AspenTech stockholders owned the remaining outstanding shares of AspenTech common stock. AspenTech and its subsidiaries now operate under Heritage AspenTech’s previous name “Aspen Technology, Inc.” and AspenTech common stock is traded on NASDAQ under AspenTech’s previous stock ticker symbol “AZPN.”

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
The following table summarizes the components of the purchase consideration reflected in the acquisition accounting using Heritage AspenTech's shares outstanding and closing market price per share as of May 16, 2022 (in millions except share and per share data):

Heritage AspenTech shares outstanding	66,662,482
Heritage AspenTech share price	$166.30
Purchase price	$11,086
Value of stock-based compensation awards attributable to pre-combination service	102
Total purchase consideration	$11,188

The total purchase consideration for Heritage AspenTech was allocated to assets and liabilities as follows.

Cash and equivalents	$274
Receivables	43
Other current assets	280
Property, plant equipment	4
Goodwill ($34 expected to be tax-deductible)	7,225
Other intangible assets	4,390
Other assets	513
Total assets	12,729

Short-term borrowings	27
Accounts payable	8
Accrued expenses	115
Long-term debt	255
Deferred taxes and other liabilities	1,136
Total purchase consideration	$11,188

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

Results of operations for the three and six months ended March 31, 2023 attributable to the Heritage AspenTech acquisition include sales of $151 and $319, respectively, while the impact to GAAP net earnings was not material.

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

	Three Months Ended March 31,	Six Months Ended March 31,
	2022	2022
Net Sales	$3,478	$6,806
Net earnings from continuing operations common stockholders	$423	$1,158
Diluted earnings per share from continuing operations	$0.71	$1.94

The pro forma results for the six months ended March 31, 2022 include $44 of transaction costs which were assumed to be incurred in the first fiscal quarter of 2021. Of these transaction costs, $7 and $30 were included in the Company's reported results for the three and six months ended March 31, 2022, respectively, but have been excluded from the fiscal 2022 pro forma results above. In addition, Heritage AspenTech incurred $68 of transaction costs prior to the completion of the acquisition that were not included in Emerson's reported results. The pro forma results for the three and six months ended March 31, 2022 include estimated interest expense of $19 and $56, respectively, related to the issuance of $3 billion of term debt and increased commercial paper borrowings to fund the acquisition.

Other Transactions

On April 12, 2023, Emerson announced an agreement to acquire National Instruments Corporation ("NI") for $60 per share in cash at an equity value of $8.2 billion. The effective price per share is $59.61 considering shares previously acquired by Emerson, see Note 11. NI, which provides software-connected automated test and measurement systems that enable enterprises to bring products to market faster and at a lower cost, had revenues of $1.66 billion in 2022. The transaction is expected to close in the first half of Emerson’s fiscal 2024, subject to the completion of customary closing conditions, including regulatory approvals and approval by NI shareholders.

On July 27, 2022, AspenTech entered into an agreement to acquire Micromine, a global leader in design and operational solutions for the mining industry, for AU$900 (approximately $623 USD based on exchange rates when the transaction was announced). The closing of the acquisition is subject to regulatory approval.

On March 31, 2023, Emerson completed the divestiture of Metran, its Russia-based manufacturing subsidiary. In the first quarter of fiscal 2023, the Company recognized a pretax loss of $47 in Other deductions ($47 after-tax, in total $0.08 per share) related to its exit of business operations in Russia.
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
(5) DISCONTINUED OPERATIONS

In October 2022, the Board of Directors approved the Company's agreement to sell a majority stake in its Climate Technologies business (which constitutes the former Climate Technologies segment, excluding Therm-O-Disc which was divested earlier in fiscal 2022) to private equity funds managed by Blackstone in a $14.0 billion transaction. Emerson will receive upfront, pre-tax cash proceeds of approximately $9.5 billion and a note of $2.25 billion at close (which will accrue 5 percent interest payable in kind by capitalizing interest), while retaining a 45 percent non-controlling interest in a new standalone joint venture between Emerson and Blackstone. The Climate Technologies business, which includes the Copeland compressor business and the entire portfolio of products and services across all residential and commercial HVAC and refrigeration end-markets, had fiscal 2022 net sales of approximately $5.0 billion and pretax earnings of $1.0 billion. The transaction is expected to close in the Company's third quarter of fiscal 2023, subject to regulatory approvals and customary closing conditions.

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

The financial results of Climate Technologies, InSinkErator ("ISE") and Therm-O-Disc ("TOD") (through the completion of the divestitures), are reported as discontinued operations for the three and six months ended March 31, 2023 and 2022 and were as follows:

	Climate Technologies		ISE and TOD		Total
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2022	2023	2022	2023	2022	2023
Net sales	$1,255	1,245	245	—	1,500	1,245
Cost of sales	866	782	158	—	1,024	782
SG&A	127	127	34	—	161	127
Gain on sale of business	—	—	—	(3)	—	(3)
Other deductions, net	6	35	7	—	13	35
Earnings before income taxes	256	301	46	3	302	304
Income taxes	56	39	—	—	56	39
Earnings, net of tax	$200	262	46	3	246	265

	Climate Technologies		ISE and TOD		Total
	Six Months Ended March 31,		Six Months Ended March 31,		Six Months Ended March 31,
	2022	2023	2022	2023	2022	2023
Net sales	$2,334	2,309	483	49	2,817	2,358
Cost of sales	1,628	1,484	306	29	1,934	1,513
SG&A	254	269	69	8	323	277
Gain on sale of business	—	—	—	(2,783)	—	(2,783)
Other deductions, net	12	67	13	12	25	79
Earnings before income taxes	440	489	95	2,783	535	3,272
Income taxes	95	352	45	653	140	1,005
Earnings, net of tax	$345	137	50	2,130	395	2,267

Climate Technologies' results for the three and six months ended March 31, 2023 include lower expense of $43 and $70, respectively, due to ceasing depreciation and amortization upon the held-for-sale classification. Other deductions, net for Climate Technologies included $28 and $55 of transaction-related costs for the three and six months ended March 31, 2023, respectively. Income taxes for the six months ended March 31, 2023 included approximately $245 for Climate Technologies subsidiary restructurings and approximately $660 related to the gain on the InSinkErator divestiture.

The aggregate carrying amounts of the major classes of assets and liabilities classified as held-for-sale as of March 31, 2023 and September 30, 2022 are summarized as follows:

	Climate Technologies		ISE		Total
	Sept. 30,	March 31,	Sept. 30,	March 31,	Sept. 30,	March 31,
Assets	2022	2023	2022	2023	2022	2023
Receivables	$747	780	68	—	815	780
Inventories	449	505	81	—	530	505
Other current assets	49	62	4	—	53	62
Property, plant & equipment, net	1,122	1,171	141	—	1,263	1,171
Goodwill	716	720	2	—	718	720
Other noncurrent assets	265	347	12	—	277	347
Total assets held-for-sale	$3,348	3,585	308	—	3,656	3,585

Liabilities
Accounts payable	$752	644	60	—	812	644
Other current liabilities	475	494	61	—	536	494
Deferred taxes and other noncurrent liabilities	154	149	13	—	167	149
Total liabilities held-for-sale	$1,381	1,287	134	—	1,515	1,287

Net cash from operating and investing activities for Climate Technologies, InSinkErator and Therm-O-Disc for the six months ended March 31, 2023 and 2022 were as follows:

	Climate Technologies		ISE and TOD		Total
	Six Months Ended March 31,		Six Months Ended March 31,		Six Months Ended March 31,
	2022	2023	2022	2023	2022	2023
Cash from operating activities	$234	44	(25)	(435)	209	(391)
Cash from investing activities	$(69)	(139)	(19)	3,055	(88)	2,916

Cash from operating activities for the six months ended March 31, 2023 reflects approximately $575 of income taxes paid related to the gain on the InSinkErator divestiture and the Climate Technologies subsidiary restructurings (the remainder of which is expected to be paid by the end of fiscal 2023), transaction fees and unfavorable working capital. Cash from investing activities for the six months ended March 31, 2023 reflects the proceeds of $3.0 billion related to the InSinkErator divestiture.

(6) PENSION & POSTRETIREMENT PLANS

Total periodic pension and postretirement (income) expense is summarized below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2023	2022	2023
Service cost	$19	12	$38	24
Interest cost	34	54	68	108
Expected return on plan assets	(78)	(71)	(156)	(142)
Net amortization	23	(20)	46	(40)
Total	$(2)	(25)	$(4)	(50)

(7) OTHER DEDUCTIONS, NET

Other deductions, net are summarized below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2023	2022	2023

Amortization of intangibles (intellectual property and customer relationships)	$57	119	114	237
Restructuring costs	9	19	15	29
Acquisition/divestiture costs	7	10	30	10
Foreign currency transaction (gains) losses	(20)	26	(27)	19
Investment-related gains & gains from sales of capital assets	—	(35)	(15)	(39)
Russia business exit	—	—	—	47
Other	(25)	(30)	(51)	(74)
Total	$28	109	66	229

Intangibles amortization for the three and six months ended March 31, 2023 included $64 and $128, respectively, related to the Heritage AspenTech acquisition. Foreign currency transaction gains/losses for the three and six months ended March 31, 2023 included a mark-to-market loss of $14 and a gain of $21, respectively, related to foreign currency forward contracts entered into by AspenTech to mitigate the impact of foreign currency exchange associated with the Micromine purchase price. The Company recognized a mark-to-market gain of $35 for the three months ended March 31, 2023 related to its equity investment in National Instruments Corporation (see Note 11 for further information). Other is composed of several items, including pension expense, litigation costs, provision for bad debt and other items, none of which is individually significant.

(8) RESTRUCTURING COSTS

Restructuring expense reflects costs associated with the Company’s ongoing efforts to improve operational efficiency and deploy assets globally in order to remain competitive on a worldwide basis. The Company expects fiscal 2023 restructuring expense and related costs to be approximately $90, including costs to complete actions initiated in the first six months of the year.

Restructuring expense by business segment follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2023	2022	2023

Final Control	$3	2	4	1
Measurement & Analytical	4	—	5	1
Discrete Automation	1	7	3	8
Safety & Productivity	1	2	1	2
Intelligent Devices	9	11	13	12

Control Systems & Software	—	5	1	6
AspenTech	—	—	—	—
Software and Control	—	5	1	6

Corporate	—	3	1	11

Total	$9	19	15	29
Details of the change in the liability for restructuring costs during the six months ended March 31, 2023 follow:

	Sept 30, 2022	Expense	Utilized/Paid	Mar 31, 2023

Severance and benefits	$117	10	21	106
Other	5	19	21	3
Total	$122	29	42	109
The tables above do not include $5 and $7 of costs related to restructuring actions incurred for the three months ended March 31, 2022 and 2023, respectively, that are required to be reported in cost of sales and selling, general and administrative expenses; year-to-date amounts are $13 and $12, respectively.

(9) TAXES

Income taxes were $134 in the second quarter of fiscal 2023 and $80 in 2022, resulting in effective tax rates of 21 percent and 16 percent, respectively. The prior year rate included a 6 percentage point net benefit related to the completion of tax examinations partially offset by unfavorable discrete tax items.

Income taxes were $232 in the first six of months of fiscal 2023 and $276 in 2022, resulting in effective tax rates of 22 percent and 19 percent, respectively. The prior year rate included a 3 percentage point benefit related to the completion of tax examinations.
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

(10) OTHER FINANCIAL INFORMATION

	Sept 30, 2022	Mar 31, 2023
Inventories
Finished products	$417	473
Raw materials and work in process	1,325	1,561
Total	$1,742	2,034

Property, plant and equipment, net
Property, plant and equipment, at cost	$5,390	5,445
Less: Accumulated depreciation	3,151	3,182
Total	$2,239	2,263

Goodwill by business segment
Final Control	$2,605	2,676
Measurement & Analytical	1,112	1,190
Discrete Automation	807	843
Safety & Productivity	364	391
Intelligent Devices	4,888	5,100

Control Systems & Software	732	670
AspenTech	8,326	8,327
Software and Control	9,058	8,997

Total	$13,946	14,097

Other intangible assets
Gross carrying amount	$9,671	9,800
Less: Accumulated amortization	3,099	3,501
Net carrying amount	$6,572	6,299
Other intangible assets include customer relationships, net, of $3,436 and $3,329 and intellectual property, net, of $2,934 and $2,770 as of September 30, 2022 and March 31, 2023, respectively.

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2023	2022	2023
Depreciation and amortization expense include the following:
Depreciation expense	$79	72	163	146
Amortization of intangibles (includes $14, $49, $28 and $98 reported in Cost of Sales, respectively)	71	168	142	335
Amortization of capitalized software	21	23	44	42
Total	$171	263	349	523
Amortization of intangibles included $99 and $198, related to the Heritage AspenTech acquisition for the three and six months ended March 31, 2023, respectively.

	Sept 30, 2022	Mar 31, 2023
Other assets include the following:
Pension assets	$865	933
Unbilled receivables (contract assets)	428	471
Operating lease right-of-use assets	439	436
Deferred income taxes	85	83
Asbestos-related insurance receivables	68	67

Accrued expenses include the following:
Customer advances (contract liabilities)	$751	940
Employee compensation	523	445
Income taxes	125	390
Operating lease liabilities (current)	128	132
Product warranty	84	91
The increase in Income taxes was due to remaining income taxes payable of approximately $330 related to the gain on the InSinkErator divestiture and subsidiary restructurings at Climate Technologies, which are expected to be paid by the end of fiscal 2023. See Note 5.

Other liabilities include the following:
Deferred income taxes	$1,714	1,585
Pension and postretirement liabilities	427	440
Operating lease liabilities (noncurrent)	312	305
Asbestos litigation	205	194

(11) FINANCIAL INSTRUMENTS
Hedging Activities – As of March 31, 2023, the notional amount of foreign currency hedge positions was approximately $5.0 billion, and commodity hedge contracts totaled approximately $136 (primarily 40 million pounds of copper and aluminum). All derivatives receiving hedge accounting are cash flow hedges. The majority of hedging gains and losses deferred as of March 31, 2023 are expected to be recognized over the next 12 months as the underlying forecasted transactions occur. Gains and losses on foreign currency derivatives reported in Other deductions, net reflect hedges of balance sheet exposures that do not receive hedge accounting.
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

The following gains and losses are included in earnings and other comprehensive income (OCI) for the three and six months ended March 31, 2022 and 2023:

		Into Earnings				Into OCI
		2nd Quarter		Six Months		2nd Quarter		Six Months
Gains (Losses)	Location	2022	2023	2022	2023	2022	2023	2022	2023
Commodity	Cost of sales	$6	(2)	13	(10)	10	8	23	19
Foreign currency	Sales	—	(1)	1	(2)	(2)	(1)	(2)	3
Foreign currency	Cost of sales	9	10	11	18	14	17	17	14
Foreign currency	Other deductions, net	8	(22)	52	(17)

Net Investment Hedges
Euro denominated debt						35	(14)	79	(137)
Total		$23	(15)	77	(11)	57	10	117	(101)

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
Equity Investment – The Company has an equity investment in National Instruments Corporation ("NI"), valued at $117 as of March 31, 2023 (reported in Other current assets), and recognized a mark-to-market gain of $35 in the second quarter of fiscal 2023. On April 12, 2023, Emerson announced an agreement to acquire NI for $60 per share in cash for the remaining shares not already owned by Emerson. See Note 4.
Fair Value Measurement – Valuations for all derivatives and the Company's long-term debt fall within Level 2 of the GAAP valuation hierarchy. As of March 31, 2023, the fair value of long-term debt was $7.2 billion, which was lower than the carrying value by $943. The fair values of commodity and foreign currency contracts did not materially change since September 30, 2022. Foreign currency contracts were reported in Other current assets and Accrued expenses, while commodity contracts, which primarily relate to discontinued operations, were reported in Current assets and liabilities held-for-sale. The fair value of the Company's equity investment in National Instruments falls within Level 1 and was based on the most recent quoted closing market price from its principal exchange for the period ended March 31, 2023.
Counterparties to derivatives arrangements are companies with investment-grade credit ratings. The Company has bilateral collateral arrangements with counterparties with credit rating-based posting thresholds that vary depending on the arrangement. If credit ratings on the Company's debt fall below pre-established levels, counterparties can require immediate full collateralization of all derivatives in net liability positions. The maximum amount that could potentially have been required was immaterial. The Company also can demand full collateralization of derivatives in net asset positions should any counterparty credit ratings fall below certain thresholds. No collateral was posted with counterparties and none was held by the Company as of March 31, 2023.

(12) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Activity in Accumulated other comprehensive income (loss) for the three and six months ended March 31, 2022 and 2023 is shown below, net of income taxes:
	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2023	2022	2023
Foreign currency translation
Beginning balance	$(701)	(1,029)	(629)	(1,265)
Other comprehensive income (loss), net of tax of $(8), $4, $(18) and $32, respectively	(59)	111	(131)	347
Ending balance	(760)	(918)	(760)	(918)

Pension and postretirement
Beginning balance	(241)	(238)	(259)	(222)
Amortization of deferred actuarial losses into earnings, net of tax of $(5), $3, $(10) and $7, respectively	18	(17)	36	(33)
Ending balance	(223)	(255)	(223)	(255)

Cash flow hedges
Beginning balance	20	12	16	2
Gains deferred during the period, net of taxes of $(5), $(6), $(9) and $(9), respectively	17	18	29	27
Reclassification of realized (gains) losses to sales and cost of sales, net of tax of $4, $2, $6 and $2, respectively	(11)	(5)	(19)	(4)
Ending balance	26	25	26	25

Accumulated other comprehensive income (loss)	$(957)	(1,148)	(957)	(1,148)

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

	Three Months Ended March 31,				Six Months Ended March 31,
	Sales		Earnings		Sales		Earnings
	2022	2023	2022	2023	2022	2023	2022	2023

Final Control	$884	992	152	215	1,701	1,854	274	373
Measurement & Analytical	769	888	176	229	1,506	1,637	346	404
Discrete Automation	644	683	130	133	1,261	1,301	250	254
Safety & Productivity	355	361	65	83	706	671	130	146
Intelligent Devices	2,652	2,924	523	660	5,174	5,463	1,000	1,177

Control Systems & Software	573	623	101	127	1,143	1,229	217	234
AspenTech	84	230	(4)	(54)	166	473	(6)	(87)
Software and Control	657	853	97	73	1,309	1,702	211	147

Stock compensation			(43)	(40)			(77)	(142)
Unallocated pension and postretirement costs			25	46			51	91
Corporate and other			(42)	(47)			(97)	(111)
Gain on subordinated interest			—	—			453	—
Eliminations/Interest	(18)	(21)	(51)	(53)	(36)	(36)	(90)	(101)
Total	$3,291	3,756	509	639	6,447	7,129	1,451	1,061
Depreciation and amortization (includes intellectual property, customer relationships and capitalized software) by business segment are summarized below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2023	2022	2023
Final Control	$50	45	103	90
Measurement & Analytical	30	28	61	58
Discrete Automation	22	22	45	43
Safety & Productivity	14	15	29	29
Intelligent Devices	116	110	238	220

Control Systems & Software	22	24	47	45
AspenTech	24	123	47	246
Software and Control	46	147	94	291

Corporate and other	9	6	17	12
Total	$171	263	349	523

Sales by geographic destination, Americas, Asia, Middle East & Africa ("AMEA") and Europe, are summarized below:

	Three Months Ended March 31,				Three Months Ended March 31,
	2022				2023
	Americas	AMEA	Europe	Total	Americas	AMEA	Europe	Total
Final Control	$412	337	135	884	494	362	136	992
Measurement & Analytical	361	295	113	769	455	304	129	888
Discrete Automation	296	171	177	644	311	184	188	683
Safety & Productivity	260	17	78	355	272	16	73	361
Intelligent Devices	1,329	820	503	2,652	1,532	866	526	2,924

Control Systems & Software	282	175	116	573	314	186	123	623
AspenTech	48	19	17	84	114	61	55	230
Software and Control	330	194	133	657	428	247	178	853

Total	$1,659	1,014	636	3,309	1,960	1,113	704	3,777

	Six Months Ended March 31,				Six Months Ended March 31,
	2022				2023
	Americas	AMEA	Europe	Total	Americas	AMEA	Europe	Total
Final Control	$764	673	264	1,701	940	670	244	1,854
Measurement & Analytical	672	591	243	1,506	851	550	236	1,637
Discrete Automation	570	354	337	1,261	602	359	340	1,301
Safety & Productivity	530	33	143	706	508	33	130	671
Intelligent Devices	2,536	1,651	987	5,174	2,901	1,612	950	5,463

Control Systems & Software	550	348	245	1,143	608	371	250	1,229
AspenTech	102	35	29	166	226	124	123	473
Software and Control	652	383	274	1,309	834	495	373	1,702

Total	$3,188	2,034	1,261	6,483	3,735	2,107	1,323	7,165

Items 2 and 3.

Management's Discussion and Analysis of Financial Condition and Results of Operations
(Dollars are in millions, except per share amounts or where noted)

OVERVIEW

On April 12, 2023, Emerson announced an agreement to acquire National Instruments Corporation ("NI") for $60 per share in cash at an equity value of $8.2 billion. The effective price per share is $59.61 considering shares previously acquired by Emerson, see Note 11. NI, which provides software-connected automated test and measurement systems that enable enterprises to bring products to market faster and at a lower cost, had revenues of $1.66 billion in 2022. The transaction is expected to close in the first half of Emerson’s fiscal 2024, subject to the completion of customary closing conditions, including regulatory approvals and approval by NI shareholders.
In October 2022, the Board of Directors approved the Company's agreement to sell a majority stake in its Climate Technologies business (which constitutes the historical Climate Technologies segment, excluding Therm-O-Disc which was divested in fiscal 2022) to private equity funds managed by Blackstone in a $14.0 billion transaction. The transaction is expected to close in the Company's third quarter of fiscal 2023, subject to regulatory approvals and customary closing conditions.
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
On May 16, 2022, the Company completed the transactions contemplated by its definitive agreement with Aspen Technology, Inc. ("Heritage AspenTech") to contribute two of Emerson's stand-alone industrial software businesses, Open Systems International, Inc. and the Geological Simulation Software business, along with approximately $6.0 billion in cash to Heritage AspenTech stockholders, to create "New AspenTech" (hereinafter referred to as "AspenTech"). Upon closing of the transaction, Emerson owned 55 percent of the outstanding shares of AspenTech common stock (on a fully diluted basis). See Note 4. Due to the timing of the acquisition in the prior year, the results for the three and six months ended March 31, 2022 do not include the results of Heritage AspenTech.
For the second quarter of fiscal 2023, net sales from continuing operations were $3.8 billion, up 14 percent compared with the prior year. Underlying sales, which exclude foreign currency translation, acquisitions and divestitures, were up 14 percent, while foreign currency translation had a 3 percent unfavorable impact. The AspenTech acquisition added 4 percent and the divestiture of Metran, Emerson's Russia-based manufacturing subsidiary, deducted 1 percent. Sales growth was strong across the majority of the Company's business segments and all geographies were up double digits.
Earnings from continuing operations attributable to common stockholders were $530, up 24 percent, and diluted earnings per share from continuing operations were $0.92, up 28 percent compared with $0.72 in the prior year. Adjusted diluted earnings per share from continuing operations were $1.09 compared with $0.87 in the prior year, reflecting the strong sales growth and operating performance.

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

Three Months Ended Mar 31	2022	2023

Diluted earnings from continuing operations per share	$0.72	0.92

Amortization of intangibles	0.09	0.16
Restructuring and related costs	0.02	0.04
National Instruments investment gain	—	(0.05)
Acquisition/divestiture costs	0.04	0.01
AspenTech Micromine purchase price hedge loss	—	0.01

Adjusted diluted earnings from continuing operations per share	$0.87	1.09
The table below summarizes the changes in adjusted diluted earnings per share from continuing operations. The items identified below are discussed throughout MD&A, see further discussion above and in the Business Segments and Financial Position sections below.

Three Months Ended
Adjusted diluted earnings from continuing operations per share - Mar 31, 2022	$0.87

Operations	0.26
Stock compensation	0.01
Foreign currency	(0.03)
Effective tax rate	(0.06)
Share count	0.04

Adjusted diluted earnings from continuing operations per share - Mar 31, 2023	$1.09
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31

Following is an analysis of the Company’s operating results for the second quarter ended March 31, 2022, compared with the second quarter ended March 31, 2023.

	2022	2023	Change
(dollars in millions, except per share amounts)

Net sales	$3,291	3,756	14%
Gross profit	$1,476	1,801	22%
Percent of sales	44.8%	47.9%	3.1 pts

SG&A	$888	1,000	13%
Percent of sales	26.9%	26.7%	(0.2) pts

Other deductions, net	$28	109
Amortization of intangibles	$57	119
Restructuring costs	$9	19

Interest expense, net	$51	53

Earnings from continuing operations before income taxes	$509	639	25%
Percent of sales	15.5%	17.0%	1.5 pts
Earnings from continuing operations common stockholders	$428	530	24%
Percent of sales	13.0%	14.2%	1.2 pts
Net earnings common stockholders	$674	792	18%

Diluted EPS - Earnings from continuing operations	$0.72	0.92	28%
Diluted EPS - Net Earnings	$1.13	1.38	22%

Net sales for the second quarter of fiscal 2023 were $3.8 billion, up 14 percent compared with 2022. Intelligent Devices sales were up 10 percent, while Software and Control sales were up 30 percent, which included the impact of the Heritage AspenTech acquisition. Underlying sales were up 14 percent on 9 percent higher volume and 5 percent higher price, while foreign currency translation had a 3 percent negative impact. The Heritage AspenTech acquisition added 4 percent and the divestiture of Metran, Emerson's Russia-based manufacturing subsidiary, deducted 1 percent. Underlying sales were up 16 percent in the U.S. and up 12 percent internationally. The Americas was up 15 percent, Europe was up 14 percent, and Asia, Middle East & Africa was up 11 percent (China up 7 percent).

Cost of sales for the second quarter of fiscal 2023 were $1,955, an increase of $140 compared with 2022. Gross margin of 47.9 percent increased 3.1 percentage points due to favorable price less net material inflation, the impact of the Heritage AspenTech acquisition which benefited margins by 0.8 percentage points, and favorable mix.
Selling, general and administrative (SG&A) expenses of $1,000 increased $112 and SG&A as a percent of sales decreased 0.2 percentage points to 26.7 percent compared with the prior year, reflecting strong operating leverage on higher sales, partially offset by the Heritage AspenTech acquisition.
Other deductions, net were $109 in 2023, an increase of $81 compared with the prior year, reflecting higher intangibles amortization of $62 primarily related to the Heritage AspenTech acquisition, a mark-to-market loss of $14 related to foreign currency forward contracts entered into by AspenTech to mitigate the impact of foreign currency exchange associated with the Micromine purchase price, and an unfavorable impact from foreign currency transactions of $32, reflecting losses in the current year compared to gains in the prior year. These items were partially offset by a mark-to-market gain of $35 on the Company's equity investment in NI. See Note 7.

Pretax earnings from continuing operations of $639 increased $130, up 25 percent compared with the prior year, reflecting strong operating leverage on higher sales. Earnings increased $137 in Intelligent Devices and decreased $24 in Software and Control (reflecting the impact of higher intangibles amortization due to the Heritage AspenTech acquisition), while costs reported at Corporate decreased $19. See the Business Segments discussion that follows and Note 13.

Income taxes were $134 in the second quarter of fiscal 2023 and $80 in 2022, resulting in effective tax rates of 21 percent and 16 percent, respectively. The prior year rate included a 6 percentage point net benefit related to the completion of tax examinations partially offset by unfavorable discrete tax items.

Earnings from continuing operations attributable to common stockholders were $530, up 24 percent, and diluted earnings per share from continuing operations were $0.92, up 28 percent compared with $0.72 in the prior year. Adjusted diluted earnings per share from continuing operations were $1.09 compared with $0.87 in the prior year, reflecting strong operating results. See the analysis above of adjusted earnings per share for further details.

Earnings from discontinued operations were $262 ($0.46 per share) compared to $246 ($0.41 per share) in the prior year. See Note 5.

Net earnings common stockholders in the second quarter of fiscal 2023 were $792, up 18 percent, compared with $674 in the prior year, and earnings per share were $1.38, up 22 percent, compared with $1.13 in the prior year.

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

Three Months Ended Mar 31	2022	2023	Change

Earnings from continuing operations before income taxes	$509	639	25%
Percent of sales	15.5%	17.0%	1.5 pts
Interest expense, net	51	53
Amortization of intangibles	71	168
Restructuring and related costs	14	26
National Instruments investment gain	—	(35)
Acquisition/divestiture costs	7	10
AspenTech Micromine purchase price hedge loss	—	14
Adjusted EBITA from continuing operations	$652	875	34%
Percent of sales	19.8%	23.3%	3.5 pts

Business Segments
Following is an analysis of operating results for the Company’s business segments for the second quarter ended March 31, 2022, compared with the second quarter ended March 31, 2023. The Company defines segment earnings as earnings before interest and taxes. See Note 13 for a discussion of the Company's business segments.

INTELLIGENT DEVICES

	2022	2023	Change	FX	Acq/Div	U/L

Sales:
Final Control	$884	992	12%	3%	1%	16%
Measurement & Analytical	769	888	15%	3%	2%	20%
Discrete Automation	644	683	6%	3%	—%	9%
Safety & Productivity	355	361	2%	1%	—%	3%
Total	$2,652	2,924	10%	3%	1%	14%

Earnings:
Final Control	$152	215	41%
Measurement & Analytical	176	229	30%
Discrete Automation	130	133	2%
Safety & Productivity	65	83	29%
Total	$523	660	26%
Margin	19.7%	22.6%	2.9 pts

Amortization of intangibles:
Final Control	$24	22
Measurement & Analytical	5	5
Discrete Automation	7	7
Safety & Productivity	7	7
Total	$43	41

Restructuring and related costs:
Final Control	$8	9
Measurement & Analytical	3	—
Discrete Automation	1	7
Safety & Productivity	—	2
Total	$12	18

Adjusted EBITA	$578	719	24%
Adjusted EBITA Margin	21.8%	24.6%	2.8 pts
Intelligent Devices sales were $2.9 billion in the second quarter of 2023, an increase of $272, or 10 percent. Underlying sales increased 14 percent on 9 percent higher volume and 5 percent higher price. Underlying sales increased 16 percent in the Americas, Europe increased 14 percent and Asia, Middle East & Africa was up 11 percent (China up 8 percent). Final Control sales increased $108, or 12 percent, while underlying sales were up 16 percent, reflecting strength in energy and chemical end markets, with broad-based strength across all geographies. Sales for Measurement & Analytical increased $119, or 15 percent, and underlying sales were up 20 percent, reflecting robust growth in the Americas and Europe and strong growth in Asia, Middle East & Africa, due to strong demand and backlog conversion. Discrete Automation sales increased $39, or 6 percent, while underlying sales increased 9 percent, reflecting broad-based demand across end markets and all geographies, with particular strength in Asia, Middle East & Africa and Europe. Safety & Productivity sales increased $6, or 2 percent, and underlying sales were up 3 percent, reflecting modest improvement compared to the prior year and strong growth sequentially, particularly in the Americas. Earnings for Intelligent Devices were $660, an increase of $137, or 26 percent, and margin increased 2.9 percentage points to 22.6 percent, reflecting favorable price less net material inflation, leverage on higher sales and favorable mix, partially offset by wage and other inflation. Adjusted EBITA margin was 24.6 percent, an increase of 2.8 percentage points.

SOFTWARE AND CONTROL

	2022	2023	Change	FX	Acq/Div	U/L

Sales:
Control Systems & Software	$573	623	9%	3%	1%	13%
AspenTech	84	230	172%	—%	172%	—%
Total	$657	853	30%	3%	(20)%	13%

Earnings:
Control Systems & Software	$101	127	25%
AspenTech	(4)	(54)	(1162)%
Total	$97	73	(25)%
Margin	14.7%	8.6%	(6.1) pts

Amortization of intangibles:
Control Systems & Software	$5	5
AspenTech	23	122
Total	$28	127

Restructuring and related costs:
Control Systems & Software	$—	5
AspenTech	—	—
Total	$—	5

Adjusted EBITA	$125	205	64%
Adjusted EBITA Margin	19.1%	24.1%	5.0 pts

Software and Control sales were $853 in the second quarter of 2023, an increase of $196, or 30 percent compared to the prior year, reflecting the impact of the Heritage AspenTech acquisition and strong growth in Control Systems & Software. Underlying sales were up 13 percent on 11 percent higher volume and 2 percent higher price. Underlying sales increased 12 percent in the Americas, 15 percent in Europe and 11 percent in Asia, Middle East & Africa (China down 2 percent). Control Systems & Software sales increased $50, or 9 percent, while underlying sales increased 13 percent, reflecting global strength in process end markets while power end markets were strong in Asia, Middle East & Africa and the Americas. AspenTech sales increased $146, or 172 percent, due to the acquisition of Heritage AspenTech. Earnings for Software and Control decreased $24, down 25 percent, and margin decreased 6.1 percentage points, reflecting the impact from $99 of incremental intangibles amortization ($35 of which was reported in Cost of Sales) related to the Heritage AspenTech acquisition. Adjusted EBITA margin increased 5.0 percentage points, reflecting the impact of the Heritage AspenTech acquisition, favorable mix and leverage on higher sales, partially offset by inflation and unfavorable foreign currency transactions.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31

Following is an analysis of the Company’s operating results for the six months ended March 31, 2022, compared with the six months ended March 31, 2023.

	2022	2023	Change

Net sales	$6,447	7,129	11%
Gross profit	$2,891	3,421	18%
Percent of sales	44.8%	48.0%	3.2 pts

SG&A	$1,737	2,030	17%
Percent of sales	26.9%	28.5%	1.6 pts

Gain on subordinated interest	$(453)	—
Other deductions, net	$66	229
Amortization of intangibles	$114	237
Restructuring costs	$15	29

Interest expense, net	$90	101

Earnings from continuing operations before income taxes	$1,451	1,061	(27)%
Percent of sales	22.5%	14.9%	(7.6) pts
Earnings from continuing operations common stockholders	$1,174	859	(27)%
Percent of sales	18.2%	12.0%	(6.2) pts
Net earnings common stockholders	$1,570	3,123	99%

Diluted EPS - Earnings from continuing operations	$1.96	1.48	(24)%
Diluted earnings per share	$2.63	5.38	105%

Net sales for the first six months of 2023 were $7.1 billion, up 11 percent compared with 2022. Intelligent Devices sales were up 6 percent, while Software and Control sales were up 30 percent, which included the impact of the Heritage AspenTech acquisition. Underlying sales were up 11 percent on 6 percent higher volume and 5 percent higher price, and foreign currency translation subtracted 4 percent. The Heritage AspenTech acquisition added 5 percent and the divestiture of Metran deducted 1 percent. Underlying sales increased 14 percent in the U.S. and increased 8 percent internationally. The Americas was up 14 percent, Europe was up 9 percent and Asia, Middle East & Africa was up 6 percent (China was flat).

Cost of sales for 2023 were $3,708, an increase of $152 versus $3,556 in 2022. Gross margin of 48.0 percent increased 3.2 percentage points due to favorable price less net material inflation, the impact of the Heritage AspenTech acquisition which benefited margins by 1.1 percentage points, and favorable mix.

SG&A expenses of $2,030 increased $293 and SG&A as a percent of sales increased 1.6 percentage points to 28.5 percent, reflecting the Heritage AspenTech acquisition and higher stock compensation expense of $65, of which $20 related to Emerson stock plans due to an increasing stock price in the current year and $45 was attributable to AspenTech stock plans. These items were partially offset by strong operating leverage on higher sales.
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

Other deductions, net were $229 in 2023, an increase of $163 compared with the prior year, reflecting higher intangibles amortization of $123 primarily related to the Heritage AspenTech acquisition, a charge of $47 related to the Company exiting its business in Russia and an unfavorable impact from foreign currency transactions of $67 reflecting losses in the current year compared to gains in the prior year. These items were partially offset by a mark-to-market gain of $35 on the Company's equity investment in NI and a mark-to-market gain of $21 related to foreign currency forward contracts entered into by AspenTech to mitigate the impact of foreign currency exchange associated with the Micromine purchase price. See Note 7.

Pretax earnings from continuing operations of $1,061 decreased $390, or 27 percent, largely due to the Vertiv gain discussed above. Earnings increased $177 in Intelligent Devices and decreased $64 in Software and Control (reflecting the impact of higher intangibles amortization due to the Heritage AspenTech acquisition), while costs reported at Corporate increased $39 largely due to higher stock compensation expense of $65 and the $47 Russia business exit loss, partially offset by the $35 gain on the Company's equity investment in NI and the $21 gain on the Micromine foreign currency forward contracts. See the Business Segments discussion that follows and Note 13.

Income taxes were $232 for the first six months of 2023 and $276 for 2022, resulting in effective tax rates of 22 percent and 19 percent, respectively. The prior year rate included a 3 percentage point benefit related to the completion of tax examinations.

Earnings from continuing operations attributable to common stockholders were $859, down 27 percent compared with the prior year, and diluted earnings per share from continuing operations were $1.48, down 24 percent compared with $1.96 in 2022. The prior year included a $0.60 gain related to the Company's subordinated interest in Vertiv. Adjusted diluted earnings per share from continuing operations were $1.86 compared with $1.65 in the prior year, reflecting strong operating results. See the analysis below of adjusted earnings per share for further details.

Earnings from discontinued operations were $2,264 ($3.90 per share) which included the $2.1 billion after-tax gain on the divestiture of InSinkErator, compared to $396 ($0.67 per share) in the prior year. Earnings from discontinued operations were negatively impacted by approximately $245 of income taxes within Climate Technologies related to subsidiary restructurings and $55 of transaction-related costs. See Note 5.

Net earnings common stockholders were $3,123 ($5.38 per share) compared with $1,570 ($2.63 per share) in the prior year.

The table below presents the Company's diluted earnings per share on an adjusted basis to facilitate period-to-period comparisons and provide additional insight into the underlying, ongoing operating performance of the Company.

Six Months Ended Mar 31	2022	2023

Diluted earnings from continuing operations per share	$1.96	1.48

Amortization of intangibles	0.18	0.30
Restructuring and related costs	0.04	0.06
Gain on subordinated interest	(0.60)	—
National Instruments investment gain	—	(0.05)
Acquisition/divestiture costs and pre-acquisition interest on AspenTech debt	0.07	0.01
Russia business exit charge	—	0.08
AspenTech Micromine purchase price hedge gain	—	(0.02)

Adjusted diluted earnings from continuing operations per share	$1.65	1.86

The table below summarizes the changes in adjusted diluted earnings per share. The items identified below are discussed throughout MD&A, see further discussion above and in the Business Segments and Financial Position sections below.

Six Months Ended
Adjusted diluted earnings from continuing operations per share - Mar 31, 2022	$1.65

Operations	0.40
Stock compensation	(0.08)
Foreign currency	(0.11)
Pensions	0.05
Effective tax rate	(0.06)
Interest expense, net	(0.04)
Share count/other	0.05

Adjusted diluted earnings from continuing operations per share - Mar 31, 2023	$1.86

The table below, which shows results on an adjusted EBITA basis, is intended to supplement the Company's discussion of its results of operations herein.

Six Months Ended Mar 31	2022	2023	Change

Earnings from continuing operations before income taxes	$1,451	1,061	(27)%
Percent of sales	22.5%	14.9%	(7.6) pts
Interest expense, net	90	101
Amortization of intangibles	142	335
Restructuring and related costs	28	41
Gain on subordinated interest	(453)	—
National Instruments investment gain	—	(35)
Acquisition/divestiture costs	30	10
Russia business exit charge	—	47
AspenTech Micromine purchase price hedge gain	—	(21)
Adjusted EBITA from continuing operations	$1,288	1,539	20%
Percent of sales	20.0%	21.6%	1.6 pts

Business Segments
Following is an analysis of operating results for the Company’s business segments for the six months ended March 31, 2022, compared with the six months ended March 31, 2023. The Company defines segment earnings as earnings before interest and taxes. As a result of the Company's portfolio transformation, the Company has realigned its business segments and now reports six segments and two business groups. See Note 13.

INTELLIGENT DEVICES

	2022	2023	Change	FX	Acq/Div	U/L

Sales:
Final Control	$1,701	1,854	9%	4%	1%	14%
Measurement & Analytical	1,506	1,637	9%	4%	2%	15%
Discrete Automation	1,261	1,301	3%	5%	—%	8%
Safety & Productivity	706	671	(5)%	2%	—%	(3)%
Total	$5,174	5,463	6%	4%	—%	10%

Earnings:
Final Control	$274	373	36%
Measurement & Analytical	346	404	17%
Discrete Automation	250	254	2%
Safety & Productivity	130	146	13%
Total	$1,000	1,177	18%
Margin	19.3%	21.5%	2.2 pts

Amortization of intangibles:
Final Control	$48	44
Measurement & Analytical	11	10
Discrete Automation	15	14
Safety & Productivity	13	13
Total	$87	81

Restructuring and related costs:
Final Control	$15	13
Measurement & Analytical	5	1
Discrete Automation	3	8
Safety & Productivity	1	2
Total	$24	24

Adjusted EBITA	$1,111	1,282	15%
Adjusted EBITA Margin	21.5%	23.5%	2.0 pts

Intelligent Devices sales were $5.5 billion in the first six months of 2023, an increase of $289, or 6 percent. Underlying sales increased 10 percent on 5 percent higher volume and 5 percent higher price. Underlying sales increased 15 percent in the Americas, Europe increased 8 percent, and Asia, Middle East & Africa was up 4 percent (China down 2 percent). Final Control sales increased $153, or 9 percent. Underlying sales were up 14 percent, reflecting strength in energy and chemical end markets, particularly in the Americas, while Europe and Asia, Middle East & Africa were up moderately. Sales for Measurement & Analytical increased $131, or 9 percent. Underlying sales were up 15 percent, reflecting robust growth in the Americas and Europe due to strong demand and backlog conversion, while Asia, Middle East & Africa was down slightly due to weakness in China. Discrete Automation sales increased $40, or 3 percent, while underlying sales increased 8 percent, reflecting broad-based demand across most end markets and all geographies despite continued supply chain constraints. Safety & Productivity sales decreased $35, or 5 percent, and underlying sales decreased 3 percent, reflecting weakness in the Americas and Europe. Earnings for Intelligent Devices were $1,177, an increase of $177, or 18 percent, and margin increased 2.2 percentage points to 21.5 percent, reflecting favorable price less net material inflation, leverage on higher sales and favorable mix, partially offset by wage and other inflation. Adjusted EBITA margin was 23.5 percent, an increase of 2.0 percentage points.

SOFTWARE AND CONTROL

	2022	2023	Change	FX	Acq/Div	U/L

Sales:
Control Systems & Software	$1,143	1,229	8%	4%	1%	13%
AspenTech	166	473	184%	—%	(184)%	—%
Total	$1,309	1,702	30%	4%	(21)%	13%

Earnings:
Control Systems & Software	$217	234	7%
AspenTech	(6)	(87)	(1316)%
Total	$211	147	(31)%
Margin	16.1%	8.6%	(7.5) pts

Amortization of intangibles:
Control Systems & Software	$10	11
AspenTech	45	243
Total	$55	254

Restructuring and related costs:
Control Systems & Software	$1	6
AspenTech	—	—
Total	$1	6

Adjusted EBITA	$267	407	52%
Adjusted EBITA Margin	20.4%	23.9%	3.5 pts

Software and Control sales were $1,702 in the first six months of 2023, an increase of $393, or 30 percent compared to the prior year, reflecting the impact of the Heritage AspenTech acquisition and strong growth in Control Systems & Software. Underlying sales were up 13 percent on 11 percent higher volume and 2 percent higher price. Underlying sales increased 11 percent in the Americas, 14 percent in Europe and 13 percent in Asia, Middle East & Africa (China up 12 percent). Control Systems & Software sales increased $86, or 8 percent. Underlying sales increased 13 percent, reflecting global strength in process end markets while power end markets were strong in Europe and up moderately in the Americas and Asia, Middle East & Africa. AspenTech sales increased $307, or 184 percent, due to the acquisition of Heritage AspenTech. Earnings for Software and Control decreased $64, down 31 percent, and margin decreased 7.5 percentage points, reflecting the impact from $198 of incremental intangibles amortization ($70 of which was reported in Cost of Sales) related to the Heritage AspenTech acquisition. Adjusted EBITA margin increased 3.5 percentage points, reflecting the impact of the Heritage AspenTech acquisition, leverage on higher sales and favorable mix, partially offset by inflation and unfavorable foreign currency transactions.

FINANCIAL CONDITION
Key elements of the Company's financial condition for the six months ended March 31, 2023 as compared to the year ended September 30, 2022 and the six months ended March 31, 2022 follow.

	Mar 31, 2022		Sept 30, 2022		Mar 31, 2023
Operating working capital	$1,044		$990		$1,140
Current ratio	1.7		1.1		1.2
Total debt-to-total capital	50.9%		50.0%		47.1%
Net debt-to-net capital	27.6%		45.3%		41.6%
Interest coverage ratio	16.0	X	11.7	X	8.6	X
The Company's operating working capital as of March 31, 2023 includes remaining income taxes payable of approximately $330 related to the gain on the InSinkErator divestiture and subsidiary restructurings at Climate Technologies, which are expected to be paid by the end of fiscal 2023. Excluding these income taxes payable related to discontinued operations, operating working capital remained elevated due to higher inventory levels to support sales growth and reflecting ongoing supply chain and logistics constraints. As of March 31, 2023, Emerson's cash and equivalents totaled $2,046, which included $287 attributable to AspenTech. The cash held by AspenTech is intended to be used for its own purposes and is not a readily available source of liquidity for other Emerson general business purposes or to return to Emerson shareholders.
The current ratio increased slightly compared to September 30, 2022. The interest coverage ratio (earnings before income taxes plus interest expense, divided by interest expense) of 8.6X for the first six months of fiscal 2023 compares to 16.0X for the six months ended March 31, 2022, reflecting lower pretax earnings and higher interest expense. Pretax earnings in the prior year included the Vertiv subordinated interest gain of $453. Excluding the gain, the interest coverage ratio was 11.3X for the six months ended March 31, 2022.
Operating cash flow from continuing operations for the first six months of fiscal 2023 was $877, an increase of $121 compared with $756 in the prior year, reflecting higher earnings (excluding the prior year impact of the Vertiv subordinated interest gain and the current year impact from Heritage AspenTech intangibles amortization), partially offset by higher working capital due to ongoing supply chain constraints. Operating cash flow included approximately $180 generated by AspenTech. Free cash flow from continuing operations of $756 in the first six months of fiscal 2023 (operating cash flow of $877 less capital expenditures of $121) increased $140 compared to free cash flow of $616 in 2022 (operating cash flow of $756 less capital expenditures of $140), reflecting the increase in operating cash flow and lower capital spending. Cash used in investing activities from continuing operations was $182. Cash used in financing activities from continuing operations was $3,036, reflecting share repurchases of $2.0 billion, repayments of long-term debt of $742, which included $264 related to AspenTech's repayment of the outstanding balance on its existing term loan facility plus accrued interest, and dividend payments.
Total cash provided by operating activities was $486 including the impact of discontinued operations, and decreased $479 compared with $965 in the prior year due to approximately $575 of incomes taxes paid related to the gain on the InSinkErator divestiture and subsidiary restructurings at Climate Technologies. Investing cash flow from discontinued operations was $2.9 billion, reflecting proceeds from the InSinkErator divestiture.
The Company expects to receive after-tax proceeds of approximately $7.8 billion from the Climate Technologies transaction, which is expected to close in the third quarter of fiscal 2023, and expects to use these proceeds along with available cash and liquidity to fund its proposed National Instruments transaction.
In February 2023, the Company entered into a $3.5 billion five-year revolving backup credit facility with various banks, which replaced the May 2018 $3.5 billion facility. The credit facility is maintained to support general corporate purposes, including commercial paper borrowings. The Company has not incurred any borrowings under this or previous facilities. The credit facility contains no financial covenants and is not subject to termination based on a change of credit rating or material adverse changes. The facility is unsecured and may be accessed under various interest rate alternatives at the Company’s option. Fees to maintain the facility are immaterial.
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
FISCAL 2023 OUTLOOK
For the full year, consolidated net sales from continuing operations are expected to be up 9 to 10.5 percent, with underlying sales up 8.5 to 10 percent excluding a 1.5 percent unfavorable impact from foreign currency translation, a 2.5 percent impact from acquisitions and a 0.5 percent impact from divestitures. Earnings per share from continuing operations are expected to be $3.58 to $3.68 (which excludes any potential impact from the 45 percent common equity ownership in Climate Technologies' income or loss post-close), while adjusted earnings per share from continuing operations are expected to be $4.15 to $4.25, excluding a $0.61 per share impact from amortization of intangibles, $0.12 per share from restructuring actions, $0.08 per share from the Russia business exit, a $0.02 per share benefit from the AspenTech Micromine purchase price hedge, $0.06 per share for acquisition/divestiture costs, a $0.05 gain on the National Instruments equity investment, $0.06 per share from interest income on the Climate Technologies note receivable, and $0.17 per share of interest income on undeployed proceeds from the Climate Technologies and InSinkErator divestitures. Earnings from discontinued operations are expected to be $18 to $20 per share, including the net gains on 2023 divestitures. Operating cash flow from continuing operations is expected to be approximately $2.5 billion and free cash flow from continuing operations, which excludes projected capital spending of $300 million, is expected to be approximately $2.2 billion. The fiscal 2023 outlook includes $2 billion returned to shareholders through share repurchases completed in the first quarter and approximately $1.2 billion of dividend payments.
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
Statements in this report that are not strictly historical may be "forward-looking" statements, which involve risks and uncertainties, and Emerson undertakes no obligation to update any such statements to reflect later developments. These risks and uncertainties include the the Company's ability to successfully complete on the terms and conditions contemplated, and the financial impact of, the proposed Climate Technologies transaction and the proposed National Instruments transaction, the scope, duration and ultimate impacts of the COVID-19 pandemic and the Russia-Ukraine conflict, as well as economic and currency conditions, market demand, including related to the pandemic and oil and gas price declines and volatility, pricing, protection of intellectual property, cybersecurity, tariffs, competitive and technological factors, inflation, among others, which are set forth in the “Risk Factors” of Part I, Item 1A, and the "Safe Harbor Statement" of Part II, Item 7, to the Company's Annual Report on Form 10-K for the year ended September 30, 2022 and in subsequent reports filed with the SEC, which are hereby incorporated by reference.
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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during the three-month period ended March 31, 2023. In March 2020, the Board of Directors authorized the purchase of 60 million shares and a total of approximately 33.3 shares remain available for purchase under the authorization.

Item 6. Exhibits

(a) Exhibits (Listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

10.1	Credit Agreement dated February 17, 2023, incorporated by reference to the Company’s Form 8-K filed on February 21, 2023, File No. 1-278, Exhibit 10.1.

10.2	Emerson Electric Co. Annual Cash Incentive Plan and Form of Acceptance of Award, incorporated by reference to the Company’s Form 10-Q, filed on February 8, 2023, File No. 1-278, Exhibit 10(c).

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

101
Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the three and six months ended March 31, 2023 and 2022, (ii) Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2023 and 2022, (iii) Consolidated Balance Sheets as of September 30, 2022 and March 31, 2023, (iv) Consolidated Statements of Equity for the three and six months ended March 31, 2023 and 2022, (v) Consolidated Statements of Cash Flows for the six months ended March 31, 2023 and 2022, and (vi) Notes to Consolidated Financial Statements for the three and six months ended March 31, 2023 and 2022.

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
May 3, 2023