Form 10-Q
period 2023-06-30
EMERSON ELECTRIC CO
filed 2023-08-02
CIK 32604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common stock of $0.50 par value per share outstanding at June 30, 2023: 571.5 million shares.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Consolidated Statements of Earnings
EMERSON ELECTRIC CO. & SUBSIDIARIES
Three and nine months ended June 30, 2022 and 2023
(Dollars in millions, except per share amounts; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2023	2022	2023
Net sales	$3,465	3,946	9,912	11,075

Cost of sales	1,879	1,952	5,435	5,660
Selling, general and administrative expenses	894	1,042	2,631	3,072
Gain on subordinated interest	—	—	(453)	—
Other deductions, net	264	191	330	420
Interest expense (net of interest income of $11, $58, $18 and $96, respectively)	50	10	140	111
Interest income from related party	—	(10)	—	(10)

Earnings from continuing operations before income taxes	378	761	1,829	1,822

Income taxes	123	158	399	390

Earnings from continuing operations	255	603	1,430	1,432

Discontinued operations, net of tax: $120, $2,014, $260 and $3,019, respectively	697	8,763	1,092	11,030

Net earnings	952	9,366	2,522	12,462

Less: Noncontrolling interests in subsidiaries	31	14	31	(13)

Net earnings common stockholders	$921	9,352	2,491	12,475

Earnings common stockholders:
Earnings from continuing operations	226	592	1,400	1,451
Discontinued operations	695	8,760	1,091	11,024
Net earnings common stockholders	$921	9,352	2,491	12,475

Basic earnings per share common stockholders:
Earnings from continuing operations	$0.38	1.04	2.36	2.52
Discontinued operations	1.17	15.32	1.83	19.15
Basic earnings per common share	$1.55	16.36	4.19	21.67

Diluted earnings per share common stockholders:
Earnings from continuing operations	$0.38	1.03	2.34	2.51
Discontinued operations	1.16	15.25	1.83	19.05
Diluted earnings per common share	$1.54	16.28	4.17	21.56

Weighted average outstanding shares:
Basic	592.8	570.9	593.6	575.1
Diluted	596.2	574.0	596.9	578.1
 See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
EMERSON ELECTRIC CO. & SUBSIDIARIES

Three and nine months ended June 30, 2022 and 2023
(Dollars in millions; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2023	2022	2023
Net earnings	$952	9,366	2,522	12,462

Other comprehensive income (loss), net of tax:
Foreign currency translation	(187)	86	(319)	437
Pension and postretirement	18	10	54	(23)
Cash flow hedges	(27)	(19)	(17)	4
Total other comprehensive income (loss)	(196)	77	(282)	418

Comprehensive income	756	9,443	2,240	12,880

Less: Noncontrolling interests in subsidiaries	30	15	29	(8)
Comprehensive income common stockholders	$726	9,428	2,211	12,888

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
EMERSON ELECTRIC CO. & SUBSIDIARIES

(Dollars and shares in millions, except per share amounts; unaudited)

	Sept 30, 2022	June 30, 2023
ASSETS
Current assets
Cash and equivalents	$1,804	9,957
Receivables, less allowances of $100 and $100, respectively	2,261	2,491
Inventories	1,742	2,085
Other current assets	1,301	1,227
Current assets held-for-sale	1,398	—
Total current assets	8,506	15,760

Property, plant and equipment, net	2,239	2,268
Other assets
Goodwill	13,946	14,131
Other intangible assets	6,572	6,147
Copeland note receivable and equity investment	—	3,359
Other	2,151	2,508
Noncurrent assets held-for-sale	2,258	—
Total other assets	24,927	26,145
Total assets	$35,672	44,173

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current maturities of long-term debt	$2,115	667
Accounts payable	1,276	1,218
Accrued expenses	3,038	4,729
Current liabilities held-for-sale	1,348	—
Total current liabilities	7,777	6,614

Long-term debt	8,259	7,642

Other liabilities	3,153	3,504

Noncurrent liabilities held-for-sale	167	—

Equity
Common stock, $0.50 par value; authorized, 1,200.0 shares; issued, 953.4 shares; outstanding, 591.4 shares and 571.5 shares, respectively	477	477
Additional paid-in-capital	57	112
Retained earnings	28,053	39,624
Accumulated other comprehensive income (loss)	(1,485)	(1,072)
Cost of common stock in treasury, 362.0 shares and 381.9 shares, respectively	(16,738)	(18,677)
Common stockholders’ equity	10,364	20,464
Noncontrolling interests in subsidiaries	5,952	5,949
Total equity	16,316	26,413
Total liabilities and equity	$35,672	44,173
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Equity
EMERSON ELECTRIC CO. & SUBSIDIARIES

Three and nine months ended June 30, 2022 and 2023
(Dollars in millions; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2023	2022	2023

Common stock	$477	477	477	477

Additional paid-in-capital
Beginning balance	579	138	522	57
Stock plans	13	30	70	111
AspenTech purchases of common stock	—	(56)	—	(56)
AspenTech acquisition	(550)	—	(550)	—
Ending balance	42	112	42	112

Retained earnings
Beginning balance	27,003	30,571	26,047	28,053
Net earnings common stockholders	921	9,352	2,491	12,475
Dividends paid (per share: $0.515, $0.52 $1.545 and $1.56, respectively)	(306)	(299)	(920)	(904)
Ending balance	27,618	39,624	27,618	39,624

Accumulated other comprehensive income (loss)
Beginning balance	(957)	(1,148)	(872)	(1,485)
Foreign currency translation	(186)	85	(317)	432
Pension and postretirement	18	10	54	(23)
Cash flow hedges	(27)	(19)	(17)	4
Ending balance	(1,152)	(1,072)	(1,152)	(1,072)

Treasury stock
Beginning balance	(16,527)	(18,678)	(16,291)	(16,738)
Purchases	(145)	—	(430)	(2,000)
Issued under stock plans	2	1	51	61
Ending balance	(16,670)	(18,677)	(16,670)	(18,677)

Common stockholders' equity	10,315	20,464	10,315	20,464

Noncontrolling interests in subsidiaries
Beginning balance	39	5,987	40	5,952
Net earnings (loss)	31	14	31	(13)
Stock plans	15	21	15	79
AspenTech purchases of common stock	—	(44)	—	(44)
Other comprehensive income	(1)	1	(2)	5
Dividends paid	(2)	(1)	(2)	(1)
AspenTech acquisition	5,890	—	5,890	—
Climate Technologies divestiture	—	(29)	—	(29)
Ending balance	5,972	5,949	5,972	5,949

Total equity	$16,287	26,413	16,287	26,413

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
EMERSON ELECTRIC CO. & SUBSIDIARIES
Nine Months Ended June 30, 2022 and 2023
(Dollars in millions; unaudited)

	Nine Months Ended
	June 30,
	2022	2023
Operating activities
Net earnings	$2,522	12,462
Earnings from discontinued operations, net of tax	(1,092)	(11,030)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	571	780
Stock compensation	91	198
Changes in operating working capital	(361)	(369)
Gain on subordinated interest	(453)	—
Other, net	(43)	(322)
Cash from continuing operations	1,235	1,719
Cash from discontinued operations	470	(439)
Cash provided by operating activities	1,705	1,280

Investing activities
Capital expenditures	(199)	(194)
Purchases of businesses, net of cash and equivalents acquired	(5,615)	—
Proceeds from subordinated interest	438	15
Proceeds from related party note receivable	—	918
Other, net	(38)	(124)
Cash from continuing operations	(5,414)	615
Cash from discontinued operations	439	12,485
Cash provided by (used in) investing activities	(4,975)	13,100

Financing activities
Net increase (decrease) in short-term borrowings	1,633	(1,476)
Proceeds from short-term borrowings greater than three months	1,162	395
Payments of short-term borrowings greater than three months	(445)	(400)
Proceeds from long-term debt	2,975	—
Payments of long-term debt	(512)	(744)
Dividends paid	(918)	(900)
Purchases of common stock	(418)	(2,000)
AspenTech purchases of common stock	—	(100)
Payment of related party note payable	—	(918)
Other, net	80	(159)
Cash provided by (used in) financing activities	3,557	(6,302)

Effect of exchange rate changes on cash and equivalents	(112)	75
Increase in cash and equivalents	175	8,153
Beginning cash and equivalents	2,354	1,804
Ending cash and equivalents	$2,529	9,957

Changes in operating working capital
Receivables	$31	(114)
Inventories	(353)	(259)
Other current assets	(75)	27
Accounts payable	64	(71)
Accrued expenses	(28)	48
Total changes in operating working capital	$(361)	(369)
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

Over the past two years, Emerson Electric Co. ("Emerson" or the "Company") has taken significant actions to accelerate the transformation of its portfolio through the completion of strategic acquisitions and divestitures of non-core businesses. The Company's recent portfolio actions include the combination of its industrial software businesses with Aspen Technology, Inc., with the Company owning 55 percent of the outstanding shares of the combined entity on a fully diluted basis upon closing of the transaction on May 16, 2022, the sale of its Therm-O-Disc business, which was completed on May 31, 2022, the sale of its InSinkErator business, which was completed on October 31, 2022, the sale of a majority stake in its Climate Technologies business, which was completed on May 31, 2023, and the pending acquisition of National Instruments Corporation ("NI"), which was approved by NI shareholders on June 29, 2023 and is expected to close in the first half of Emerson’s fiscal 2024, subject to the completion of customary closing conditions and regulatory approvals.

Certain prior year amounts have been reclassified to conform to the current year presentation. This includes reporting financial results for Climate Technologies, InSinkErator and Therm-O-Disc as discontinued operations for all periods presented, and the assets and liabilities of Climate Technologies and InSinkErator (prior to completion of the divestitures) as held-for-sale (see Note 5). In addition, as a result of its portfolio transformation, the Company now reports six segments and two business groups (see Note 14).

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

	Sept 30, 2022	June 30, 2023
Unbilled receivables (contract assets)	$1,390	1,385
Customer advances (contract liabilities)	(776)	(985)
Net contract assets (liabilities)	$614	400

The majority of the Company's contract balances relate to (1) arrangements where revenue is recognized over time and payments from customers are made according to a contractual billing schedule, and (2) revenue from term software license arrangements sold by AspenTech where the license revenue is recognized upfront upon delivery. The decrease in net contract assets was due to customer billings exceeding revenue recognized for performance completed during the period. Revenue recognized for the three and nine months ended June 30, 2023 included $59 and $500, respectively, that was included in the beginning contract liability balance. Other factors that impacted the change in net contract assets were immaterial. Revenue recognized for the three and nine months ended June 30,

2023 for performance obligations that were satisfied in previous periods, including cumulative catchup adjustments on the Company's long-term contracts, was not material.

As of June 30, 2023, the Company's backlog relating to unsatisfied (or partially unsatisfied) performance obligations in contracts with its customers was approximately $8.2 billion (of which $1.3 billion was attributable to AspenTech). The Company expects to recognize approximately 80 percent of its remaining performance obligations as revenue over the next 12 months, with the remainder substantially over the following two years.

(3) COMMON SHARES

Reconciliations of weighted-average shares for basic and diluted earnings per common share follow. Earnings allocated to participating securities were inconsequential.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2023	2022	2023

Basic shares outstanding	592.8	570.9	593.6	575.1
Dilutive shares	3.4	3.1	3.3	3.0
Diluted shares outstanding	596.2	574.0	596.9	578.1

(4) ACQUISITIONS AND DIVESTITURES

Aspen Technology

On May 16, 2022, the Company completed the transactions contemplated by its definitive agreement with Aspen Technology, Inc. ("Heritage AspenTech") to contribute two of Emerson's stand-alone industrial software businesses, Open Systems International, Inc. and the Geological Simulation Software business (collectively, the “Emerson Industrial Software Business”), along with approximately $6.0 billion in cash to Heritage AspenTech stockholders, to create "New AspenTech", a diversified, high-performance industrial software leader with greater scale, capabilities and technologies (defined as "AspenTech" herein). Upon closing of the transaction, Emerson owned 55 percent of the outstanding shares of AspenTech common stock (on a fully diluted basis) and former Heritage AspenTech stockholders owned the remaining outstanding shares of AspenTech common stock. AspenTech and its subsidiaries now operate under Heritage AspenTech’s previous name “Aspen Technology, Inc.” and AspenTech common stock is traded on NASDAQ under AspenTech’s previous stock ticker symbol “AZPN.”

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

Results of operations for the three and nine months ended June 30, 2023 attributable to the Heritage AspenTech acquisition include sales of $257 and $576, respectively, compared to $173 for the three and nine months ended June 30, 2022, while the impact to GAAP net earnings was not material in both years.

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

	Three Months Ended June 30,	Nine Months Ended June 30,
	2022	2022
Net Sales	$3,520	$10,326
Net earnings from continuing operations common stockholders	$268	$1,426
Diluted earnings per share from continuing operations	$0.45	$2.39

The pro forma results for the nine months ended June 30, 2022 include $159 of transaction costs which were assumed to be incurred in the first fiscal quarter of 2021. Of these transaction costs, $61 and $91 were included in the Company's reported results for the three and nine months ended June 30, 2022, respectively, but have been excluded from the fiscal 2022 pro forma results above. In addition, Heritage AspenTech incurred $68 of transaction costs prior to the completion of the acquisition that were not included in Emerson's reported results. The pro forma results for the nine months ended June 30, 2022 include estimated interest expense of $56 related to the issuance of $3 billion of term debt and increased commercial paper borrowings to fund the acquisition.

Other Transactions

On April 12, 2023, Emerson announced an agreement to acquire National Instruments Corporation ("NI") for $60 per share in cash at an equity value of $8.2 billion. The effective price per share is $59.61 considering shares previously acquired by Emerson, see Note 12. NI, which provides software-connected automated test and measurement systems that enable enterprises to bring products to market faster and at a lower cost, had revenues of $1.66 billion in 2022. On June 29, 2023, NI's shareholders voted to approve the proposed transaction and it is expected to close in the first half of Emerson’s fiscal 2024, subject to the completion of customary closing conditions and regulatory approvals.

On July 27, 2022, AspenTech entered into an agreement to acquire Micromine, a global leader in design and operational solutions for the mining industry, for AU$900 (approximately $623 USD based on exchange rates when the transaction was announced). On August 1, 2023, AspenTech announced the termination of the agreement to purchase Micromine. AspenTech, along with the sellers of Micromine, had been waiting to secure a final Russian regulatory approval as a condition to the closing of the transaction. As this process continued, the timing and requirements necessary to get this approval became increasingly unclear. This lack of clarity on the potential for, and timing of, a successful review led AspenTech and the sellers of Micromine to this mutual course of action. AspenTech will not pay any termination fee as part of this arrangement.

On March 31, 2023, Emerson completed the divestiture of Metran, its Russia-based manufacturing subsidiary. In the first quarter of fiscal 2023, the Company recognized a pretax loss of $47 in Other deductions ($47 after-tax, in total $0.08 per share) related to its exit of business operations in Russia. In the third quarter of fiscal 2022, the Company announced its intention to exit business operations in Russia and recognized a pretax loss of $162 ($174 after-tax, in total $0.29 per share). This charge included a loss of $32 in operations and $130 reported in Other deductions ($9 of which is reported in restructuring costs) and was primarily non-cash.
In the first quarter of fiscal 2022, the Company received a distribution of $438 related to its subordinated interest in Vertiv (in total, a pretax gain of $453 was recognized in the first quarter of fiscal 2022, $358 after-tax, $0.60 per share) and received the remaining $15 related to the pretax gain in the first quarter of fiscal 2023. Based on the terms of the agreement and the current calculation, the Company could receive additional distributions of approximately $150 which are expected to be received over the next two-to-three years. However, the distributions are contingent on the timing and price at which Vertiv shares are sold by the equity holders and therefore, there can be no assurance as to the amount or timing of the remaining distributions to the Company.
(5) DISCONTINUED OPERATIONS

On May 31, 2023, the Company completed the previously announced sale of a majority stake in its Climate Technologies business (which constitutes the former Climate Technologies segment, excluding Therm-O-Disc which was divested earlier in fiscal 2022) to private equity funds managed by Blackstone in a $14.0 billion transaction. Emerson received upfront, pre-tax cash proceeds of approximately $9.7 billion (an increase of $0.2 billion from when the transaction was announced due to Blackstone's decision to purchase an additional 5 percent of the common equity) and a note receivable with a face value of $2.25 billion (which will accrue 5 percent interest payable in kind by capitalizing interest), while retaining a 40 percent non-controlling common equity interest (down from 45 percent when the transaction was announced) in a new standalone joint venture between Emerson and Blackstone. The Climate Technologies business, which includes the Copeland compressor business and the entire portfolio of products and services across all residential and commercial HVAC and refrigeration end-markets, had fiscal 2022 net sales of approximately $5.0 billion and pretax earnings of $1.0 billion. The Company recognized a pretax gain of approximately $10.6 billion (approximately $8.4 billion after-tax including tax expense recognized in prior quarters related to subsidiary restructurings). The new standalone business is named Copeland. See Note 10 for further details.

On October 31, 2022, the Company completed the divestiture of its InSinkErator business, which manufactures food waste disposers, to Whirlpool Corporation for $3.0 billion. This business had net sales of $630 and pretax earnings of $152 in fiscal 2022. The Company recognized a pretax gain of approximately $2.8 billion (approximately $2.1 billion after-tax) in the first quarter of fiscal 2023.

On May 31, 2022 the Company completed the divestiture of its Therm-O-Disc sensing and protection technologies business to an affiliate of One Rock Capital Partners, LLC. The Company recognized a pretax gain of $486 ($429 after-tax) in the third fiscal quarter of 2022.

The financial results of Climate Technologies, InSinkErator ("ISE") and Therm-O-Disc ("TOD") (through the completion of the divestitures), are reported as discontinued operations for the three and nine months ended June 30, 2023 and 2022 and were as follows:

	Climate Technologies		ISE and TOD		Total
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	2022	2023	2022	2023	2022	2023
Net sales	$1,325	847	215	—	1,540	847
Cost of sales	892	516	137	—	1,029	516
SG&A	129	122	29	—	158	122
Gain on sale of business	—	(10,576)	—	—	—	(10,576)
Other deductions, net	14	8	(478)	—	(464)	8
Earnings before income taxes	290	10,777	527	—	817	10,777
Income taxes	63	2,014	57	—	120	2,014
Earnings, net of tax	$227	8,763	470	—	697	8,763

	Climate Technologies		ISE and TOD		Total
	Nine Months Ended June 30,		Nine Months Ended June 30,		Nine Months Ended June 30,
	2022	2023	2022	2023	2022	2023
Net sales	$3,659	3,156	698	49	4,357	3,205
Cost of sales	2,520	2,000	443	29	2,963	2,029
SG&A	383	391	98	8	481	399
Gain on sale of business	—	(10,576)	—	(2,783)	—	(13,359)
Other deductions, net	26	75	(465)	12	(439)	87
Earnings before income taxes	730	11,266	622	2,783	1,352	14,049
Income taxes	158	2,366	102	653	260	3,019
Earnings, net of tax	$572	8,900	520	2,130	1,092	11,030

Climate Technologies' results for the three and nine months ended June 30, 2023 include lower expense of $26 and $96, respectively, due to ceasing depreciation and amortization upon the held-for-sale classification. Other deductions, net for Climate Technologies included $57 of transaction-related costs for the nine months ended June 30, 2023. Income taxes for the nine months ended June 30, 2023 included approximately $2.2 billion for the gain on the Copeland transaction and subsidiary restructurings in prior quarters, and approximately $660 related to the gain on the InSinkErator divestiture.

The aggregate carrying amounts of the major classes of assets and liabilities classified as held-for-sale as of June 30, 2023 and September 30, 2022 are summarized as follows:

	Climate Technologies		ISE		Total
	Sept. 30,	June 30,	Sept. 30,	June 30,	Sept. 30,	June 30,
Assets	2022	2023	2022	2023	2022	2023
Receivables	$747	—	68	—	815	—
Inventories	449	—	81	—	530	—
Other current assets	49	—	4	—	53	—
Property, plant & equipment, net	1,122	—	141	—	1,263	—
Goodwill	716	—	2	—	718	—
Other noncurrent assets	265	—	12	—	277	—
Total assets held-for-sale	$3,348	—	308	—	3,656	—

Liabilities
Accounts payable	$752	—	60	—	812	—
Other current liabilities	475	—	61	—	536	—
Deferred taxes and other noncurrent liabilities	154	—	13	—	167	—
Total liabilities held-for-sale	$1,381	—	134	—	1,515	—

Net cash from operating and investing activities for Climate Technologies, InSinkErator and Therm-O-Disc for the nine months ended June 30, 2023 and 2022 were as follows:

	Climate Technologies		ISE and TOD		Total
	Nine Months Ended June 30,		Nine Months Ended June 30,		Nine Months Ended June 30,
	2022	2023	2022	2023	2022	2023
Cash from operating activities	$486	156	(16)	(595)	470	(439)
Cash from investing activities	$(112)	9,430	551	3,055	439	12,485

Cash from operating activities for the nine months ended June 30, 2023 reflects approximately $750 of income taxes paid related to the gain on the InSinkErator divestiture and the Climate Technologies subsidiary restructurings and the impact from transaction fees. Cash from investing activities for the nine months ended June 30, 2023 reflects the proceeds of approximately $9.7 billion related to the Copeland transaction and approximately $3.0 billion related to the InSinkErator divestiture.

(6) PENSION & POSTRETIREMENT PLANS

Total periodic pension and postretirement (income) expense is summarized below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2023	2022	2023
Service cost	$19	12	$57	36
Interest cost	34	54	102	162
Expected return on plan assets	(78)	(71)	(234)	(213)
Net amortization	23	(18)	69	(58)
Total	$(2)	(23)	$(6)	(73)

(7) OTHER DEDUCTIONS, NET

Other deductions, net are summarized below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2023	2022	2023

Amortization of intangibles (intellectual property and customer relationships)	$93	120	207	357
Restructuring costs	29	12	44	41
Acquisition/divestiture costs	61	38	91	48
Foreign currency transaction (gains) losses	(11)	22	(38)	41
Investment-related gains & gains from sales of capital assets	—	(26)	(16)	(63)
Loss on Copeland equity method investment	—	61	—	61
Russia business exit	121	—	121	47
Other	(29)	(36)	(79)	(112)
Total	$264	191	330	420

Intangibles amortization for the three and nine months ended June 30, 2023 included $65 and $193, respectively, related to the Heritage AspenTech acquisition, compared to $32 for the three and nine months ended June 30, 2022. Foreign currency transaction gains/losses for the three and nine months ended June 30, 2023 included a mark-to-market gain of $3 and $24, respectively, related to foreign currency forward contracts entered into by AspenTech to mitigate the impact of foreign currency exchange associated with the Micromine purchase price. On June 21, 2023, AspenTech terminated all outstanding foreign currency forward contracts. The Company recognized a mark-to-market gain of $12 and $47 for the three and nine months ended June 30, 2023, respectively, related to its equity investment in National Instruments Corporation (see Note 12 for further information). Other is composed of several items, including pension expense, litigation costs, provision for bad debt and other items, none of which is individually significant.

(8) RESTRUCTURING COSTS

Restructuring expense reflects costs associated with the Company’s ongoing efforts to improve operational efficiency and deploy assets globally in order to remain competitive on a worldwide basis. The Company expects fiscal 2023 restructuring expense and related costs to be approximately $110, including costs to complete actions initiated in the first nine months of the year.

Restructuring expense by business segment follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2023	2022	2023

Final Control	$8	(2)	12	(1)
Measurement & Analytical	4	1	9	2
Discrete Automation	1	12	4	20
Safety & Productivity	(1)	(1)	—	1
Intelligent Devices	12	10	25	22

Control Systems & Software	7	1	8	7
AspenTech	1	—	1	—
Software and Control	8	1	9	7

Corporate	9	1	10	12

Total	$29	12	44	41
Details of the change in the liability for restructuring costs during the nine months ended June 30, 2023 follow:

	Sept 30, 2022	Expense	Utilized/Paid	June 30, 2023

Severance and benefits	$117	18	49	86
Other	5	23	26	2
Total	$122	41	75	88
The tables above do not include $11 and $1 of costs related to restructuring actions incurred for the three months ended June 30, 2022 and 2023, respectively, that are required to be reported in cost of sales and selling, general and administrative expenses; year-to-date amounts are $24 and $13, respectively.

(9) TAXES

Income taxes were $158 in the third quarter of fiscal 2023 and $123 in 2022, resulting in effective tax rates of 21 percent and 33 percent, respectively. The prior year rate reflected a 12 percentage point impact from the Russia business exit.

Income taxes were $390 in the first nine of months of fiscal 2023 and $399 in 2022, resulting in effective tax rates of 21 percent and 22 percent, respectively. The prior year rate reflected the impact of the Russia business exit which was essentially offset by a benefit related to the completion of tax examinations.
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

(10) EQUITY METHOD INVESTMENT AND NOTE RECEIVABLE

As discussed in Note 5, the Company completed the divestiture of a majority stake in Copeland on May 31, 2023, and received upfront, pre-tax cash proceeds of approximately $9.7 billion and a note receivable with a face value of $2.25 billion, while retaining a 40 percent non-controlling common equity interest in Copeland. As a result of the transaction, the Company deconsolidated Copeland from its financial statements, as it no longer has a controlling interest, and initially recognized its common equity investment and note receivable at fair values of $1,359 and $2,052, respectively. The fair value of the common equity investment was determined using a discounted cash flow model, which included estimating financial projections for Copeland and applying an appropriate discount rate, and an option pricing model based on various assumptions. Fair value for the note receivable was determined using a market approach primarily based on interest rates for companies with similar credit quality and the expected duration of the note.

The Company records its share of Copeland's income or loss using the equity method of accounting. For the three and nine months ended June 30, 2023 the Company recorded a loss of $61 in Other deductions to reflect its share of Copeland's reported GAAP losses and a tax benefit of $10 in Income taxes related to Copeland's U.S. business, which is taxed as a partnership (in total, $0.09 per share). The Company recognized non-cash interest income on the note receivable of $10, which is reported in Interest income from related party and capitalized to the carrying value of the note.

As of June 30, 2023, the carrying values of the retained equity investment and note receivable were $1,296 and $2,063, respectively. During the three months ended June 30, 2023, the Company settled a note receivable and note payable with Copeland of $918, which is reported in Investing and Financing cash flows, respectively.

Summarized financial information for Copeland for the three and nine months ended June 30, 2023 is as follows. Copeland's results only reflect activity subsequent to the Company's divestiture of its majority stake.

Three and Nine Months Ended June 30,
2023
Net sales	$435
Gross profit	$108
Income (loss) from continuing operations	$(150)
Net income (loss)	$(150)
Net income (loss) attributable to shareholders	$(153)

(11) OTHER FINANCIAL INFORMATION

	Sept 30, 2022	June 30, 2023
Inventories
Finished products	$417	486
Raw materials and work in process	1,325	1,599
Total	$1,742	2,085

Property, plant and equipment, net
Property, plant and equipment, at cost	$5,390	5,486
Less: Accumulated depreciation	3,151	3,218
Total	$2,239	2,268

Goodwill by business segment
Final Control	$2,605	2,689
Measurement & Analytical	1,112	1,191
Discrete Automation	807	851
Safety & Productivity	364	398
Intelligent Devices	4,888	5,129

Control Systems & Software	732	672
AspenTech	8,326	8,330
Software and Control	9,058	9,002

Total	$13,946	14,131

Other intangible assets
Gross carrying amount	$9,671	9,839
Less: Accumulated amortization	3,099	3,692
Net carrying amount	$6,572	6,147
Other intangible assets include customer relationships, net, of $3,436 and $3,261 and intellectual property, net, of $2,934 and $2,685 as of September 30, 2022 and June 30, 2023, respectively.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2023	2022	2023
Depreciation and amortization expense include the following:
Depreciation expense	$77	67	240	213
Amortization of intangibles (includes $31, $49, $59 and $147 reported in Cost of Sales, respectively)	124	169	266	504
Amortization of capitalized software	21	21	65	63
Total	$222	257	571	780
Amortization of intangibles included $99 and $297, related to the Heritage AspenTech acquisition for the three and nine months ended June 30, 2023, respectively, compared to $49 for the three and nine months ended June 30, 2022. For the three and nine months ended June 30, 2022, $5 of amortization of intangibles included in the table above is reported as a restructuring related cost.

	Sept 30, 2022	June 30, 2023
Other assets include the following:
Pension assets	$865	998
Unbilled receivables (contract assets)	428	536
Operating lease right-of-use assets	439	508
Deferred income taxes	85	100
Asbestos-related insurance receivables	68	66

Accrued expenses include the following:
Customer advances (contract liabilities)	$751	946
Employee compensation	523	531
Income taxes	125	1,721
Operating lease liabilities (current)	128	146
Product warranty	84	90
The increase in Income taxes was due to remaining income taxes payable of approximately $1.5 billion related to the Copeland transaction and the gain on the InSinkErator divestiture, which are largely expected to be paid by the end of fiscal 2023. See Note 5.

Other liabilities include the following:
Deferred income taxes	$1,714	2,006
Pension and postretirement liabilities	427	452
Operating lease liabilities (noncurrent)	312	360
Asbestos litigation	205	178
Deferred income taxes included approximately $540 related to the Copeland transaction as of June 30, 2023.

(12) FINANCIAL INSTRUMENTS
Hedging Activities – As of June 30, 2023, the notional amount of foreign currency hedge positions was approximately $2.3 billion. All derivatives receiving hedge accounting are cash flow hedges. The majority of hedging gains and losses deferred as of June 30, 2023 are expected to be recognized over the next 12 months as the underlying forecasted transactions occur. Gains and losses on foreign currency derivatives reported in Other deductions, net reflect hedges of balance sheet exposures that do not receive hedge accounting.
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

The following gains and losses are included in earnings and other comprehensive income (OCI) for the three and nine months ended June 30, 2022 and 2023:

		Into Earnings				Into OCI
		3rd Quarter		Nine Months		3rd Quarter		Nine Months
Gains (Losses)	Location	2022	2023	2022	2023	2022	2023	2022	2023
Commodity	Cost of sales	$5	(9)	18	(19)	(32)	(13)	(9)	6
Foreign currency	Sales	(1)	—	—	(2)	(3)	(2)	(5)	1
Foreign currency	Cost of sales	10	42	21	60	15	24	32	38
Foreign currency	Other deductions, net	56	(91)	108	(108)

Net Investment Hedges
Euro denominated debt			16		16	84	(46)	163	(183)
Total		$70	(42)	147	(53)	64	(37)	181	(138)

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
Equity Investment – The Company has an equity investment in National Instruments Corporation ("NI"), valued at $128 as of June 30, 2023 (reported in Other current assets), and recognized a mark-to-market gain of $12 and $47 for the three and nine months ended June 30, 2023, respectively. On April 12, 2023, Emerson announced an agreement to acquire NI for $60 per share in cash for the remaining shares not already owned by Emerson. See Note 4.
Fair Value Measurement – Valuations for all derivatives and the Company's long-term debt fall within Level 2 of the GAAP valuation hierarchy. As of June 30, 2023, the fair value of long-term debt was approximately $7.2 billion, which was lower than the carrying value by $1,055. The fair value of foreign currency contracts, which are reported in Other current assets and Accrued expenses, did not materially change since September 30, 2022. Commodity contracts, which related to discontinued operations, were novated to Copeland upon the completion of the transaction and therefore no amounts are reported in the Company's balance sheet as of June 30, 2023. The fair value of the Company's equity investment in National Instruments falls within Level 1 and was based on the most recent quoted closing market price from its principal exchange for the period ended June 30, 2023.
Counterparties to derivatives arrangements are companies with investment-grade credit ratings. The Company has bilateral collateral arrangements with counterparties with credit rating-based posting thresholds that vary depending on the arrangement. If credit ratings on the Company's debt fall below pre-established levels, counterparties can require immediate full collateralization of all derivatives in net liability positions. The maximum amount that could potentially have been required was immaterial. The Company also can demand full collateralization of derivatives in net asset positions should any counterparty credit ratings fall below certain thresholds. No collateral was posted with counterparties and none was held by the Company as of June 30, 2023.

(13) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Activity in Accumulated other comprehensive income (loss) for the three and nine months ended June 30, 2022 and 2023 is shown below, net of income taxes:
	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2023	2022	2023
Foreign currency translation
Beginning balance	$(760)	(918)	(629)	(1,265)
Other comprehensive income (loss), net of tax of $(8), $3, $(18) and $35, respectively	(186)	(10)	(317)	337
Reclassified to gain on sale of business	—	95	—	95
Ending balance	(946)	(833)	(946)	(833)

Pension and postretirement
Beginning balance	(223)	(255)	(259)	(222)
Amortization of deferred actuarial losses into earnings, net of tax of $(5), $6, $(10) and $13, respectively	18	(12)	54	(45)
Reclassified to gain on sale of business	—	22	—	22
Ending balance	(205)	(245)	(205)	(245)

Cash flow hedges
Beginning balance	26	25	16	2
Gains deferred during the period, net of taxes of $5, $(2), $(4) and $(11), respectively	(15)	7	14	34
Reclassification of realized (gains) losses to sales and cost of sales, net of tax of $4, $1, $10 and $3, respectively	(12)	(7)	(31)	(11)
Reclassified to gain on sale of business	—	(19)	—	(19)
Ending balance	(1)	6	(1)	6

Accumulated other comprehensive income (loss)	$(1,152)	(1,072)	(1,152)	(1,072)

(14) BUSINESS SEGMENTS

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

	Three Months Ended June 30,				Nine Months Ended June 30,
	Sales		Earnings		Sales		Earnings
	2022	2023	2022	2023	2022	2023	2022	2023

Final Control	$905	1,035	150	245	2,606	2,889	424	618
Measurement & Analytical	788	913	189	257	2,294	2,550	535	661
Discrete Automation	633	668	115	124	1,894	1,969	365	378
Safety & Productivity	360	363	69	82	1,066	1,034	199	228
Intelligent Devices	2,686	2,979	523	708	7,860	8,442	1,523	1,885

Control Systems & Software	568	663	77	144	1,711	1,892	294	378
AspenTech	239	320	57	27	405	793	51	(60)
Software and Control	807	983	134	171	2,116	2,685	345	318

Stock compensation			(15)	(56)			(92)	(198)
Unallocated pension and postretirement costs			25	42			76	133
Corporate and other			(239)	(43)			(336)	(154)
Gain on subordinated interest			—	—			453	—
Loss on Copeland equity method investment			—	(61)			—	(61)
Eliminations/Interest	(28)	(16)	(50)	(10)	(64)	(52)	(140)	(111)
Interest income from related party			—	10				10
Total	$3,465	3,946	378	761	9,912	11,075	1,829	1,822
Corporate and other for the three and nine months ended June 30, 2022 included a loss of $162 related to the Company's exit of business operations in Russia and a loss of $47 for the nine months ended June 30, 2023.

Depreciation and amortization (includes intellectual property, customer relationships and capitalized software) by business segment are summarized below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2023	2022	2023
Final Control	$53	39	156	129
Measurement & Analytical	27	26	88	84
Discrete Automation	22	20	67	63
Safety & Productivity	15	15	44	44
Intelligent Devices	117	100	355	320

Control Systems & Software	24	22	71	67
AspenTech	72	123	119	369
Software and Control	96	145	190	436

Corporate and other	9	12	26	24
Total	$222	257	571	780

Sales by geographic destination, Americas, Asia, Middle East & Africa ("AMEA") and Europe, are summarized below:

	Three Months Ended June 30,				Three Months Ended June 30,
	2022				2023
	Americas	AMEA	Europe	Total	Americas	AMEA	Europe	Total
Final Control	$434	338	133	905	498	399	138	1,035
Measurement & Analytical	397	274	117	788	482	303	128	913
Discrete Automation	320	150	163	633	312	180	176	668
Safety & Productivity	270	20	70	360	269	18	76	363
Intelligent Devices	1,421	782	483	2,686	1,561	900	518	2,979

Control Systems & Software	289	166	113	568	322	207	134	663
AspenTech	131	50	58	239	111	104	105	320
Software and Control	420	216	171	807	433	311	239	983

Total	$1,841	998	654	3,493	1,994	1,211	757	3,962

	Nine Months Ended June 30,				Nine Months Ended June 30,
	2022				2023
	Americas	AMEA	Europe	Total	Americas	AMEA	Europe	Total
Final Control	$1,197	1,012	397	2,606	1,438	1,069	382	2,889
Measurement & Analytical	1,069	865	360	2,294	1,333	853	364	2,550
Discrete Automation	890	504	500	1,894	914	539	516	1,969
Safety & Productivity	801	52	213	1,066	777	51	206	1,034
Intelligent Devices	3,957	2,433	1,470	7,860	4,462	2,512	1,468	8,442

Control Systems & Software	839	514	358	1,711	930	578	384	1,892
AspenTech	233	85	87	405	337	228	228	793
Software and Control	1,072	599	445	2,116	1,267	806	612	2,685

Total	$5,029	3,032	1,915	9,976	5,729	3,318	2,080	11,127

Items 2 and 3.

Management's Discussion and Analysis of Financial Condition and Results of Operations
(Dollars are in millions, except per share amounts or where noted)

OVERVIEW

On April 12, 2023, Emerson announced an agreement to acquire National Instruments Corporation ("NI") for $60 per share in cash at an equity value of $8.2 billion. The effective price per share is $59.61 considering shares previously acquired by Emerson, see Note 12. NI, which provides software-connected automated test and measurement systems that enable enterprises to bring products to market faster and at a lower cost, had revenues of $1.66 billion in 2022. On June 29, 2023, NI's shareholders voted to approve the proposed transaction and it is expected to close in the first half of Emerson’s fiscal 2024, subject to the completion of customary closing conditions and regulatory approvals.
On May 31, 2023, the Company completed the previously announced sale of a majority stake in its Climate Technologies business (which constitutes the former Climate Technologies segment, excluding Therm-O-Disc which was divested earlier in fiscal 2022) to private equity funds managed by Blackstone in a $14.0 billion transaction. The Company recognized a pretax gain of approximately $10.6 billion (approximately $8.4 billion after-tax including tax expense recognized in prior quarters related to subsidiary restructurings). The new standalone business is named Copeland. See Notes 5 and 10 for further details.
On October 31, 2022, the Company completed the divestiture of its InSinkErator business, which manufactures food waste disposers, to Whirlpool Corporation for $3.0 billion, and the Company recognized a pretax gain of approximately $2.8 billion (approximately $2.1 billion after-tax) in the first quarter of fiscal 2023.
Climate Technologies, Therm-O-Disc and InSinkErator are reported within discontinued operations for all periods presented. See Note 5.
On May 16, 2022, the Company completed the transactions contemplated by its definitive agreement with Aspen Technology, Inc. ("Heritage AspenTech") to contribute two of Emerson's stand-alone industrial software businesses, Open Systems International, Inc. and the Geological Simulation Software business, along with approximately $6.0 billion in cash to Heritage AspenTech stockholders, to create "New AspenTech" (defined as "AspenTech" herein). Upon closing of the transaction, Emerson owned 55 percent of the outstanding shares of AspenTech common stock (on a fully diluted basis). See Note 4. Due to the timing of the acquisition in the prior year, the results for the first half of fiscal 2022 do not include the results of Heritage AspenTech.
For the third quarter of fiscal 2023, net sales from continuing operations were $3.9 billion, up 14 percent compared with the prior year. Underlying sales, which exclude foreign currency translation, acquisitions and divestitures, were up 14 percent. Foreign currency translation had a 1 percent unfavorable impact, the AspenTech acquisition added 2 percent and the divestiture of Metran, Emerson's Russia-based manufacturing subsidiary, deducted 1 percent. Sales growth was strong across the majority of the Company's business segments and all geographies were up double digits.
Earnings from continuing operations attributable to common stockholders were $592, up 162 percent, and diluted earnings per share from continuing operations were $1.03, up 171 percent compared with $0.38 in the prior year. Adjusted diluted earnings per share from continuing operations were $1.29 compared with $0.92 in the prior year, reflecting the strong sales growth and operating performance.

The table below presents the Company's diluted earnings per share from continuing operations on an adjusted basis to facilitate period-to-period comparisons and provide additional insight into the underlying, ongoing operating performance of the Company. Adjusted diluted earnings per share from continuing operations excludes intangibles amortization expense, restructuring expense, first year purchase accounting related items and transaction-related costs, interest income on undeployed proceeds related to the Copeland transaction, gains or losses on the Copeland equity method investment, and certain gains, losses or impairments.

Three Months Ended June 30	2022	2023

Diluted earnings from continuing operations per share	$0.38	1.03

Amortization of intangibles	0.12	0.15
Restructuring and related costs	0.04	0.02
Acquisition/divestiture costs and pre-acquisition interest on AspenTech debt	0.09	0.07
National Instruments investment gain	—	(0.02)
Interest income on undeployed proceeds from Copeland transaction	—	(0.05)
Loss on Copeland equity method investment	—	0.09
Russia business exit	0.29	—

Adjusted diluted earnings from continuing operations per share	$0.92	1.29
The table below summarizes the changes in adjusted diluted earnings per share from continuing operations. The items identified below are discussed throughout MD&A, see further discussion above and in the Business Segments and Financial Position sections below.

Three Months Ended
Adjusted diluted earnings from continuing operations per share - June 30, 2022	$0.92

Operations	0.29
Corporate & other	0.03
Stock compensation	(0.06)
Pensions	0.02
Effective tax rate	0.03
Share count	0.04
Interest income on Copeland note receivable	0.02

Adjusted diluted earnings from continuing operations per share - June 30, 2023	$1.29

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30

Following is an analysis of the Company’s operating results for the third quarter ended June 30, 2022, compared with the third quarter ended June 30, 2023.

	2022	2023	Change
(dollars in millions, except per share amounts)

Net sales	$3,465	3,946	14%
Gross profit	$1,586	1,994	26%
Percent of sales	45.8%	50.5%	4.7 pts

SG&A	$894	1,042	16%
Percent of sales	25.8%	26.4%	0.6 pts

Other deductions, net	$264	191
Amortization of intangibles	$93	120
Restructuring costs	$29	12

Interest expense, net	$50	10
Interest income from related party	$—	(10)

Earnings from continuing operations before income taxes	$378	761	101%
Percent of sales	10.9%	19.3%	8.4 pts
Earnings from continuing operations common stockholders	$226	592	162%
Percent of sales	6.5%	15.1%	8.6 pts
Net earnings common stockholders	$921	9,352	914%

Diluted EPS - Earnings from continuing operations	$0.38	1.03	171%
Diluted EPS - Net earnings	$1.54	16.28	957%

Net sales for the third quarter of fiscal 2023 were $3.9 billion, up 14 percent compared with 2022. Intelligent Devices sales were up 11 percent, while Software and Control sales were up 22 percent, which included the impact of the Heritage AspenTech acquisition. Underlying sales were up 14 percent on 9 percent higher volume and 5 percent higher price. Foreign currency translation had a 1 percent negative impact, the Heritage AspenTech acquisition added 2 percent and the divestiture of Metran, Emerson's Russia-based manufacturing subsidiary, deducted 1 percent. Underlying sales were up 10 percent in the U.S. and up 17 percent internationally. The Americas was up 11 percent, Europe was up 13 percent, and Asia, Middle East & Africa was up 20 percent (China up 24 percent).

Cost of sales for the third quarter of fiscal 2023 were $1,952, an increase of $73 compared with 2022. Gross margin of 50.5 percent increased 4.7 percentage points due to favorable price less net material inflation, the impact of the Heritage AspenTech acquisition which benefited margins by 0.6 percentage points, and favorable mix.
Selling, general and administrative (SG&A) expenses of $1,042 increased $148 and SG&A as a percent of sales increased 0.6 percentage points to 26.4 percent compared with the prior year, reflecting higher stock compensation expense due to a higher share price and the impact of the Heritage AspenTech acquisition, partially offset by strong operating leverage on higher sales.
Other deductions, net were $191 in 2023, a decrease of $73 compared with the prior year. The prior year included a charge of $130 related to the Company exiting its business in Russia ($9 of which is reported in restructuring costs) while the current year included a loss of $61 on the Company's equity method investment in Copeland. See Note 7 and Note 10.

Pretax earnings from continuing operations of $761 increased $383, up 101 percent compared with the prior year, reflecting strong operating leverage on higher sales. Earnings increased $185 in Intelligent Devices and increased $37 in Software and Control, see the Business Segments discussion that follows and Note 14.

Income taxes were $158 in the third quarter of fiscal 2023 and $123 in 2022, resulting in effective tax rates of 21 percent and 33 percent, respectively. The prior year rate reflected a 12 percentage point impact from the Russia business exit.

Earnings from continuing operations attributable to common stockholders were $592, up 162 percent, and diluted earnings per share from continuing operations were $1.03, up 171 percent compared with $0.38 in the prior year. Adjusted diluted earnings per share from continuing operations were $1.29 compared with $0.92 in the prior year, reflecting strong operating results. See the analysis above of adjusted earnings per share for further details.

Earnings from discontinued operations were $8,760 ($15.25 per share) compared to $695 ($1.16 per share) in the prior year, reflecting the gain on the Copeland transaction. See Note 5.

Net earnings common stockholders in the third quarter of fiscal 2023 were $9,352 compared with $921 in the prior year, and earnings per share were $16.28 compared with $1.54 in the prior year.

The table below, which shows results from continuing operations on an adjusted EBITA basis, is intended to supplement the Company's discussion of its results of operations herein. The Company defines adjusted EBITA as earnings from continuing operations excluding interest expense, net, income taxes, intangibles amortization expense, restructuring expense, first year purchase accounting related items and transaction-related costs, gains or losses on the Copeland equity method investment, and certain gains, losses or impairments. Adjusted EBITA and adjusted EBITA margin are measures used by management and may be useful for investors to evaluate the Company's operational performance.

Three Months Ended June 30	2022	2023	Change

Earnings from continuing operations before income taxes	$378	761	101%
Percent of sales	10.9%	19.3%	8.4 pts
Interest expense, net	50	10
Interest income from related party	—	(10)
Amortization of intangibles	119	169
Restructuring and related costs	31	13
Acquisition/divestiture costs	61	38
National Instruments investment gain	—	(12)
Loss on Copeland equity method investment	—	61
Russia business exit	162	—
AspenTech Micromine purchase price hedge gain	—	(3)
Adjusted EBITA from continuing operations	$801	1,027	28%
Percent of sales	23.1%	26.0%	2.9 pts

Business Segments
Following is an analysis of operating results for the Company’s business segments for the third quarter ended June 30, 2022, compared with the third quarter ended June 30, 2023. The Company defines segment earnings as earnings before interest and taxes. See Note 14 for a discussion of the Company's business segments.

INTELLIGENT DEVICES

	2022	2023	Change	FX	Acq/Div	U/L

Sales:
Final Control	$905	1,035	14%	1%	1%	16%
Measurement & Analytical	788	913	16%	1%	3%	20%
Discrete Automation	633	668	6%	—%	—%	6%
Safety & Productivity	360	363	1%	(1)%	—%	—%
Total	$2,686	2,979	11%	1%	1%	13%

Earnings:
Final Control	$150	245	63%
Measurement & Analytical	189	257	36%
Discrete Automation	115	124	8%
Safety & Productivity	69	82	18%
Total	$523	708	35%
Margin	19.5%	23.7%	4.2 pts

Amortization of intangibles:
Final Control	$23	22
Measurement & Analytical	4	5
Discrete Automation	8	8
Safety & Productivity	7	7
Total	$42	42

Restructuring and related costs:
Final Control	$18	(1)
Measurement & Analytical	4	1
Discrete Automation	1	12
Safety & Productivity	(1)	(1)
Total	$22	11

Adjusted EBITA	$587	761	29%
Adjusted EBITA Margin	21.9%	25.5%	3.6 pts
Intelligent Devices sales were $3.0 billion in the third quarter of 2023, an increase of $293, or 11 percent. Underlying sales increased 13 percent on 8 percent higher volume and 5 percent higher price. Underlying sales increased 10 percent in the Americas, Europe increased 11 percent and Asia, Middle East & Africa was up 19 percent (China up 20 percent). Final Control sales increased $130, or 14 percent, while underlying sales were up 16 percent, reflecting strength in energy and chemical end markets, with broad-based strength across geographies. Sales for Measurement & Analytical increased $125, or 16 percent, and underlying sales were up 20 percent, reflecting robust growth in all geographies due to strong demand across industries and backlog conversion. Discrete Automation sales increased $35, or 6 percent due to higher price and slightly higher volume, reflecting moderating demand, particularly in the Americas and Europe. Safety & Productivity sales increased $3, or 1 percent, and underlying sales were flat, reflecting softening global demand offset by higher price. Earnings for Intelligent Devices were $708, an increase of $185, or 35 percent, and margin increased 4.2 percentage points to 23.7 percent, reflecting favorable price less net material inflation and leverage on higher sales, partially offset by wage and other inflation. Adjusted EBITA margin was 25.5 percent, an increase of 3.6 percentage points.

SOFTWARE AND CONTROL

	2022	2023	Change	FX	Acq/Div	U/L

Sales:
Control Systems & Software	$568	663	17%	1%	1%	19%
AspenTech	239	320	34%	—%	34%	—%
Total	$807	983	22%	—%	(3)%	19%

Earnings:
Control Systems & Software	$77	144	89%
AspenTech	57	27	(54)%
Total	$134	171	28%
Margin	16.5%	17.4%	0.9 pts

Amortization of intangibles:
Control Systems & Software	$6	6
AspenTech	71	121
Total	$77	127

Restructuring and related costs:
Control Systems & Software	$7	1
AspenTech	1	—
Total	$8	1

Adjusted EBITA	$219	299	38%
Adjusted EBITA Margin	27.0%	30.4%	3.4 pts

Software and Control sales were $983 in the third quarter of 2023, an increase of $176, or 22 percent compared to the prior year, reflecting the impact of the Heritage AspenTech acquisition and strong growth in Control Systems & Software. Underlying sales were up 19 percent on 16 percent higher volume and 3 percent higher price. Underlying sales increased 12 percent in the Americas, 23 percent in Europe and 28 percent in Asia, Middle East & Africa (China up 48 percent). Control Systems & Software sales increased $95, or 17 percent, while underlying sales increased 19 percent, reflecting robust global demand in process end markets. AspenTech sales increased $81, or 34 percent, due to the acquisition of Heritage AspenTech. Earnings for Software and Control increased $37, up 28 percent, and margin increased 0.9 percentage points, which included the impact from $50 of incremental intangibles amortization related to the Heritage AspenTech acquisition. Adjusted EBITA margin increased 3.4 percentage points, reflecting leverage on higher sales and favorable mix, partially offset by inflation and unfavorable foreign currency transactions.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30

Following is an analysis of the Company’s operating results for the nine months ended June 30, 2022, compared with the nine months ended June 30, 2023.

	2022	2023	Change
(dollars in millions, except per share amounts)

Net sales	$9,912	11,075	12%
Gross profit	$4,477	5,415	21%
Percent of sales	45.2%	48.9%	3.7 pts

SG&A	$2,631	3,072	17%
Percent of sales	26.6%	27.7%	1.1 pts

Gain on subordinated interest	$(453)	—
Other deductions, net	$330	420
Amortization of intangibles	$207	357
Restructuring costs	$44	41

Interest expense, net	$140	111
Interest income from related party	$—	(10)

Earnings from continuing operations before income taxes	$1,829	1,822	—%
Percent of sales	18.5%	16.5%	(2.0) pts
Earnings from continuing operations common stockholders	$1,400	1,451	4%
Percent of sales	14.1%	13.1%	(1.0) pts
Net earnings common stockholders	$2,491	12,475	401%

Diluted EPS - Earnings from continuing operations	$2.34	2.51	7%
Diluted EPS - Net earnings	$4.17	21.56	417%

Net sales for the first nine months of 2023 were $11.1 billion, up 12 percent compared with 2022. Intelligent Devices sales were up 7 percent, while Software and Control sales were up 27 percent, which included the impact of the Heritage AspenTech acquisition. Underlying sales were up 12 percent on 7 percent higher volume and 5 percent higher price. Foreign currency translation subtracted 3 percent, the Heritage AspenTech acquisition added 4 percent and the divestiture of Metran deducted 1 percent. Underlying sales increased 13 percent in the U.S. and increased 11 percent internationally. The Americas was up 13 percent, Europe was up 10 percent and Asia, Middle East & Africa was up 11 percent (China was up 7 percent).

Cost of sales for 2023 were $5,660, an increase of $225 versus $5,435 in 2022. Gross margin of 48.9 percent increased 3.7 percentage points due to favorable price less net material inflation, the impact of the Heritage AspenTech acquisition which benefited margins by 0.9 percentage points, and favorable mix.

SG&A expenses of $3,072 increased $441 and SG&A as a percent of sales increased 1.1 percentage points to 27.7 percent, reflecting the Heritage AspenTech acquisition and higher stock compensation expense of $106, of which $55 related to Emerson stock plans due to a decreasing stock price in the prior year compared to an increasing stock price in the current year, and $51 was attributable to AspenTech stock plans. These items were partially offset by strong operating leverage on higher sales.
In the first quarter of fiscal 2022, the Company received a distribution of $438 related to its subordinated interest in Vertiv (in total, a pretax gain of $453 was recognized in the first quarter of fiscal 2022, $358 after-tax, $0.60 per share) and received the remaining $15 related to the pretax gain in the first quarter of fiscal 2023. Based on the terms of the agreement and the current calculation, the Company could receive additional distributions of approximately $150 which are expected to be received over the next two-to-three years. However, the distributions are contingent on the timing and price at which Vertiv shares are sold by the equity holders and therefore, there can be no assurance as to the amount or timing of the remaining distributions to the Company.

Other deductions, net were $420 in 2023, an increase of $90 compared with the prior year, reflecting higher intangibles amortization of $150 primarily related to the Heritage AspenTech acquisition, a loss of $61 on the Company's equity method investment in Copeland, and an unfavorable impact from foreign currency transactions of $103 reflecting losses in the current year compared to gains in the prior year. The prior year included a charge of $130 related to the Company exiting its business in Russia ($9 of which is reported in restructuring costs) compared to a charge of $47 in the current year. The current year also included a mark-to-market gain of $47 on the Company's equity investment in NI and a mark-to-market gain of $24 related to foreign currency forward contracts entered into by AspenTech to mitigate the impact of foreign currency exchange associated with the Micromine purchase price. On June 21, 2023, AspenTech terminated all outstanding foreign currency forward contracts. See Note 7.

Pretax earnings from continuing operations of $1,822 decreased $7 largely due to the Vertiv gain discussed above offset by strong operating results in the current year. Earnings increased $362 in Intelligent Devices and decreased $27 in Software and Control (reflecting the impact of higher intangibles amortization due to the Heritage AspenTech acquisition), see the Business Segments discussion that follows and Note 14.

Income taxes were $390 for the first nine months of 2023 and $399 for 2022, resulting in effective tax rates of 21 percent and 22 percent, respectively. The prior year rate reflected the impact of the Russia business exit which was essentially offset by a benefit related to the completion of tax examinations.

Earnings from continuing operations attributable to common stockholders were $1,451, up 4 percent compared with the prior year, and diluted earnings per share from continuing operations were $2.51, up 7 percent compared with $2.34 in 2022. The prior year included a $0.60 gain related to the Company's subordinated interest in Vertiv. Adjusted diluted earnings per share from continuing operations were $3.15 compared with $2.57 in the prior year, reflecting strong operating results. See the analysis below of adjusted earnings per share for further details.

Earnings from discontinued operations were $11,024 ($19.05 per share) which included the $8.4 billion after-tax gain on the Copeland transaction and the $2.1 billion after-tax gain on the divestiture of InSinkErator, compared to $1,091 ($1.83 per share) in the prior year. See Note 5.

Net earnings common stockholders were $12,475 ($21.56 per share) compared with $2,491 ($4.17 per share) in the prior year.

The table below presents the Company's diluted earnings per share on an adjusted basis to facilitate period-to-period comparisons and provide additional insight into the underlying, ongoing operating performance of the Company.

Nine Months Ended June 30	2022	2023

Diluted earnings from continuing operations per share	$2.34	2.51

Amortization of intangibles	0.30	0.46
Restructuring and related costs	0.08	0.07
Acquisition/divestiture costs and pre-acquisition interest on AspenTech debt	0.16	0.07
Gain on subordinated interest	(0.60)	—
National Instruments investment gain	—	(0.06)
AspenTech Micromine purchase price hedge gain	—	(0.02)
Interest income on undeployed proceeds from Copeland transaction	—	(0.05)
Loss on Copeland equity method investment	—	0.09
Russia business exit charge	0.29	0.08

Adjusted diluted earnings from continuing operations per share	$2.57	3.15

The table below summarizes the changes in adjusted diluted earnings per share. The items identified below are discussed throughout MD&A, see further discussion above and in the Business Segments and Financial Position sections below.

Nine Months Ended
Adjusted diluted earnings from continuing operations per share - June 30, 2022	$2.57

Operations	0.68
Corporate and other	0.03
Stock compensation	(0.13)
Foreign currency	(0.10)
Pensions	0.06
Effective tax rate	(0.03)
Interest expense, net	(0.03)
Share count	0.08
Interest income on Copeland note receivable	0.02

Adjusted diluted earnings from continuing operations per share - June 30, 2023	$3.15

The table below, which shows results on an adjusted EBITA basis, is intended to supplement the Company's discussion of its results of operations herein.

Nine Months Ended June 30	2022	2023	Change

Earnings from continuing operations before income taxes	$1,829	1,822	—%
Percent of sales	18.5%	16.5%	(2.0) pts
Interest expense, net	140	111
Interest income from related party	—	(10)
Amortization of intangibles	261	504
Restructuring and related costs	59	54
Acquisition/divestiture costs	91	48
Gain on subordinated interest	(453)	—
National Instruments investment gain	—	(47)
AspenTech Micromine purchase price hedge gain	—	(24)
Loss on Copeland equity method investment	—	61
Russia business exit charge	162	47
Adjusted EBITA from continuing operations	$2,089	2,566	23%
Percent of sales	21.1%	23.2%	2.1 pts

Business Segments
Following is an analysis of operating results for the Company’s business segments for the nine months ended June 30, 2022, compared with the nine months ended June 30, 2023. The Company defines segment earnings as earnings before interest and taxes. As a result of the Company's portfolio transformation, the Company has realigned its business segments and now reports six segments and two business groups. See Note 14.

INTELLIGENT DEVICES

	2022	2023	Change	FX	Acq/Div	U/L

Sales:
Final Control	$2,606	2,889	11%	3%	1%	15%
Measurement & Analytical	2,294	2,550	11%	3%	2%	16%
Discrete Automation	1,894	1,969	4%	3%	—%	7%
Safety & Productivity	1,066	1,034	(3)%	1%	—%	(2)%
Total	$7,860	8,442	7%	3%	1%	11%

Earnings:
Final Control	$424	618	46%
Measurement & Analytical	535	661	24%
Discrete Automation	365	378	4%
Safety & Productivity	199	228	15%
Total	$1,523	1,885	24%
Margin	19.4%	22.3%	2.9 pts

Amortization of intangibles:
Final Control	$71	66
Measurement & Analytical	15	15
Discrete Automation	23	22
Safety & Productivity	20	20
Total	$129	123

Restructuring and related costs:
Final Control	$33	12
Measurement & Analytical	9	2
Discrete Automation	4	20
Safety & Productivity	—	1
Total	$46	35

Adjusted EBITA	$1,698	2,043	20%
Adjusted EBITA Margin	21.6%	24.2%	2.6 pts

Intelligent Devices sales were $8.4 billion in the first nine months of 2023, an increase of $582, or 7 percent. Underlying sales increased 11 percent on 6 percent higher volume and 5 percent higher price. Underlying sales increased 13 percent in the Americas, Europe increased 9 percent, and Asia, Middle East & Africa was up 9 percent (China up 5 percent). Final Control sales increased $283, or 11 percent. Underlying sales were up 15 percent, reflecting strength in energy and chemical end markets, particularly in the Americas and Asia, Middle East & Africa, while Europe was up moderately. Sales for Measurement & Analytical increased $256, or 11 percent. Underlying sales were up 16 percent, reflecting robust growth in the Americas and Europe due to strong demand, while Asia, Middle East & Africa was up moderately due to softness in China. Discrete Automation sales increased $75, or 4 percent, while underlying sales increased 7 percent, reflecting strong demand in Asia, Middle East & Africa and Europe, while the Americas was up modestly. Safety & Productivity sales decreased $32, or 3 percent, and underlying sales decreased 2 percent, reflecting softness in the Americas while Europe and Asia, Middle East & Africa were up slightly. Earnings for Intelligent Devices were $1,885, an increase of $362, or 24 percent, and margin increased 2.9 percentage points to 22.3 percent, reflecting favorable price less net material inflation, leverage on higher sales and favorable mix, partially offset by wage and other inflation. Adjusted EBITA margin was 24.2 percent, an increase of 2.6 percentage points.

SOFTWARE AND CONTROL

	2022	2023	Change	FX	Acq/Div	U/L

Sales:
Control Systems & Software	$1,711	1,892	11%	3%	1%	15%
AspenTech	405	793	96%	—%	(96)%	—%
Total	$2,116	2,685	27%	3%	(15)%	15%

Earnings:
Control Systems & Software	$294	378	29%
AspenTech	51	(60)	(220)%
Total	$345	318	(8)%
Margin	16.3%	11.8%	(4.5) pts

Amortization of intangibles:
Control Systems & Software	$16	17
AspenTech	116	364
Total	$132	381

Restructuring and related costs:
Control Systems & Software	$8	7
AspenTech	1	—
Total	$9	7

Adjusted EBITA	$486	706	46%
Adjusted EBITA Margin	22.9%	26.3%	3.4 pts

Software and Control sales were $2,685 in the first nine months of 2023, an increase of $569, or 27 percent compared to the prior year, reflecting the impact of the Heritage AspenTech acquisition and strong growth in Control Systems & Software. Underlying sales were up 15 percent on 13 percent higher volume and 2 percent higher price. Underlying sales increased 12 percent in the Americas, 17 percent in Europe and 18 percent in Asia, Middle East & Africa (China up 24 percent). Control Systems & Software sales increased $181, or 11 percent. Underlying sales increased 15 percent, reflecting global strength in process end markets while power end markets were up moderately. AspenTech sales increased $388, or 96 percent, due to the acquisition of Heritage AspenTech. Earnings for Software and Control decreased $27, down 8 percent, and margin decreased 4.5 percentage points, reflecting the impact from $248 of incremental intangibles amortization related to the Heritage AspenTech acquisition. Adjusted EBITA margin increased 3.4 percentage points, reflecting leverage on higher sales and favorable mix, partially offset by inflation and unfavorable foreign currency transactions.

FINANCIAL CONDITION
Key elements of the Company's financial condition for the nine months ended June 30, 2023 as compared to the year ended September 30, 2022 and the nine months ended June 30, 2022 follow.

	June 30, 2022		Sept 30, 2022		June 30, 2023
Operating working capital	$1,081		$990		$(144)
Current ratio	1.1		1.1		2.4
Total debt-to-total capital	52.9%		50.0%		28.9%
Net debt-to-net capital	46.8%		45.3%		(8.8)%
Interest coverage ratio	12.6	X	11.7	X	9.8	X
The Company's operating working capital as of June 30, 2023 includes remaining income taxes payable of approximately $1.5 billion related to the Copeland transaction and the gain on the InSinkErator divestiture, which is largely expected to be paid by the end of fiscal 2023. Excluding these income taxes payable related to discontinued operations, operating working capital remained elevated due to higher inventory levels to support sales growth and higher receivables. As of June 30, 2023, Emerson's cash and equivalents totaled $9,957, which reflected approximately $9.7 billion of proceeds related to the Copeland transaction which are expected to be used along with other available cash and liquidity to fund the proposed National Instruments transaction. Going forward, Copeland is not expected to issue dividends to the Company but will distribute cash for the Company to pay its share of U.S. taxes. The Company's cash also includes $289 attributable to AspenTech which is intended to be used for its own purposes and is not a readily available source of liquidity for other Emerson general business purposes or to return to Emerson shareholders.
The current ratio increased compared to September 30, 2022, reflecting the proceeds from the Copeland transaction. The interest coverage ratio (earnings before income taxes plus interest expense, divided by interest expense) of 9.8X for the first nine months of fiscal 2023 compares to 12.6X for the nine months ended June 30, 2022, reflecting higher interest expense. Pretax earnings in the prior year included the Vertiv subordinated interest gain of $453. Excluding the gain, the interest coverage ratio was 9.7X for the nine months ended June 30, 2022.
Operating cash flow from continuing operations for the first nine months of fiscal 2023 was $1,719, an increase of $484 compared with $1,235 in the prior year, reflecting higher earnings (excluding the prior year impact of the Vertiv subordinated interest gain and the current year impact from Heritage AspenTech intangibles amortization). Operating cash flow included approximately $295 generated by AspenTech. Free cash flow from continuing operations of $1,525 in the first nine months of fiscal 2023 (operating cash flow of $1,719 less capital expenditures of $194) increased $489 compared to free cash flow of $1,036 in 2022 (operating cash flow of $1,235 less capital expenditures of $199), reflecting the increase in operating cash flow. Cash provided by investing activities from continuing operations was $615. Cash used in financing activities from continuing operations was $6,302 and included Emerson share repurchases of $2.0 billion (and AspenTech repurchases of $100, which increased the Company's common ownership percentage to approximately 56 percent), a net reduction in short-term borrowings of approximately $1.5 billion, repayments of long-term debt of $744 (including $264 related to AspenTech's repayment of the outstanding balance on its existing term loan facility plus accrued interest), and dividend payments of $900.
Total cash provided by operating activities was $1,280 including the impact of discontinued operations, and decreased $425 compared with $1,705 in the prior year due to approximately $750 of incomes taxes paid related to the gain on the InSinkErator divestiture and subsidiary restructurings related to the Copeland transaction. Investing cash flow from discontinued operations was $12.5 billion, reflecting proceeds from the Copeland transaction and InSinkErator divestiture.
As of June 30, 2023, goodwill attributable to AspenTech was approximately $8.3 billion. AspenTech conducted its annual impairment test as of May 31, 2023 and determined that the carrying value of its stockholders' equity exceeded its market capitalization. Accordingly, to further validate the reasonableness of the initial qualitative assessment and evaluation, a reconciliation of AspenTech's market capitalization was performed by calculating an implied control premium. The Company concluded that the implied control premium was reasonable based on a comparison to actual control premiums realized in recent comparable market transactions. If AspenTech's stock price declines and is sustained, further evaluation would be necessary and an impairment of goodwill attributable to AspenTech may result. No impairment of goodwill attributable to AspenTech was recorded in fiscal 2022 or for the nine months ended June 30, 2023.

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
Emerson maintains a conservative financial structure to provide the strength and flexibility necessary to achieve our strategic objectives and has been successful in efficiently deploying cash where needed worldwide to fund operations, complete acquisitions and sustain long-term growth. Emerson is in a strong financial position, with total assets of $44 billion and common stockholders' equity of $20 billion, and has the resources available for reinvestment in existing businesses, strategic acquisitions and managing its capital structure on a short- and long-term basis.
FISCAL 2023 OUTLOOK
For the full year, consolidated net sales from continuing operations are expected to be up approximately 10.5 percent, with underlying sales up approximately 10 percent excluding a 1.5 percent unfavorable impact from foreign currency translation and a 2.0 percent impact from acquisitions net of divestitures. Earnings per share from continuing operations are expected to be $3.54 to $3.59, while adjusted earnings per share from continuing operations are expected to be $4.40 to $4.45 (see the following reconciliation).

Outlook for Fiscal 2023 Earnings Per Share	2023

Diluted earnings from continuing operations per share	$3.54 - $3.59

Amortization of intangibles	0.61
Restructuring and related costs	0.16
Acquisition/divestiture costs	0.10
National Instruments investment gain	(0.07)
AspenTech Micromine purchase price hedge gain	(0.02)
Interest income on undeployed proceeds from Copeland transaction	(0.19)
Loss on Copeland equity method investment	0.19
Russia business exit charge	0.08

Adjusted diluted earnings from continuing operations per share	$4.40 - $4.45
Earnings from discontinued operations are not expected to change materially from the amount reported for the nine months ended June 30, 2023 now that the Copeland transaction has been completed. Operating cash flow from continuing operations is expected to be $2.5 to $2.6 billion and free cash flow from continuing operations, which excludes projected capital spending of $300 million, is expected to be $2.2 to $2.3 billion. The fiscal 2023 outlook includes $2 billion returned to shareholders through share repurchases completed in the first quarter and approximately $1.2 billion of dividend payments.
Statements in this report that are not strictly historical may be "forward-looking" statements, which involve risks and uncertainties, and Emerson undertakes no obligation to update any such statements to reflect later developments. These risks and uncertainties include the the Company's ability to successfully complete on the terms and conditions contemplated, and the financial impact of, the proposed National Instruments transaction, the scope, duration and ultimate impacts of the COVID-19 pandemic and the Russia-Ukraine conflict, as well as economic and currency conditions, market demand, including related to the pandemic and oil and gas price declines and volatility, pricing, protection of intellectual property, cybersecurity, tariffs, competitive and technological factors, inflation, among others, which are set forth in the “Risk Factors” of Part I, Item 1A, and the "Safe Harbor Statement" of Part II, Item 7, to the Company's Annual Report on Form 10-K for the year ended September 30, 2022 and in subsequent reports filed with the SEC, which are hereby incorporated by reference.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during the three-month period ended June 30, 2023. In March 2020, the Board of Directors authorized the purchase of 60 million shares and a total of approximately 33.3 shares remain available for purchase under the authorization.

Item 5. Other Information
During the three-month period ended June 30, 2023, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

(a) Exhibits (Listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

2.1**
Agreement and Plan of Merger, dated as of April 12, 2023, among Emerson Electric Co., Emersub CXIV, Inc., and National Instruments Corporation, incorporated by reference to the Company,s Form 8-K filed on April 12, 2023, File No. 1-278, Exhibit 2.1.

10.1	Letter Agreement dated May 2, 2023 between Emerson Electric Co. and Frank J. Dellaquila. Incorporated by reference to the Company's Form 8-K filed on May 3, 2023, File No. 1-278, Exhibit 10.1.

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

101
Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the three and nine months ended June 30, 2023 and 2022, (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2023 and 2022, (iii) Consolidated Balance Sheets as of September 30, 2022 and June 30, 2023, (iv) Consolidated Statements of Equity for the three and nine months ended June 30, 2023 and 2022, (v) Consolidated Statements of Cash Flows for the nine months ended June 30, 2023 and 2022, and (vi) Notes to Consolidated Financial Statements for the three and nine months ended June 30, 2023 and 2022.

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

EMERSON ELECTRIC CO.

By	/s/ M. J. Baughman
Mike J. Baughman
Executive Vice President and Chief Financial Officer
(on behalf of the registrant and as Chief Financial Officer)
August 2, 2023