Form 10-Q
period 2023-12-31
EMERSON ELECTRIC CO
filed 2024-02-07
CIK 32604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common stock of $0.50 par value per share outstanding at December 31, 2023: 571.7 million shares.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Consolidated Statements of Earnings
EMERSON ELECTRIC CO. & SUBSIDIARIES
Three months ended December 31, 2022 and 2023
(Dollars in millions, except per share amounts; unaudited)

	Three Months Ended December 31,
	2022	2023
Net sales	$3,373	4,117

Cost of sales	1,753	2,201
Selling, general and administrative expenses	1,030	1,277
Other deductions, net	120	487
Interest expense (net of interest income of $20 and $40, respectively)	48	44
Interest income from related party	—	(31)

Earnings from continuing operations before income taxes	422	139

Income taxes	98	7

Earnings from continuing operations	324	132

Discontinued operations, net of tax of $966 and $—, respectively	2,002	—

Net earnings	2,326	132

Less: Noncontrolling interests in subsidiaries	(5)	(10)

Net earnings common stockholders	$2,331	142

Earnings common stockholders:
Earnings from continuing operations	$329	142
Discontinued operations	2,002	—
Net earnings common stockholders	$2,331	142

Basic earnings per share common stockholders:
Earnings from continuing operations	$0.56	0.25
Discontinued operations	3.43	—
Basic earnings per common share	$3.99	0.25

Diluted earnings per share common stockholders:
Earnings from continuing operations	$0.56	0.25
Discontinued operations	3.41	—
Diluted earnings per common share	$3.97	0.25

Weighted average outstanding shares:
Basic	583.6	570.8
Diluted	586.7	573.3
 See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
EMERSON ELECTRIC CO. & SUBSIDIARIES

Three months ended December 31, 2022 and 2023
(Dollars in millions; unaudited)

	Three Months Ended December 31,
	2022	2023
Net earnings	$2,326	132

Other comprehensive income (loss), net of tax:
Foreign currency translation	241	174
Pension and postretirement	(16)	(12)
Cash flow hedges	10	3
Total other comprehensive income (loss)	235	165

Comprehensive income	2,561	297

Less: Noncontrolling interests in subsidiaries	—	(8)
Comprehensive income common stockholders	$2,561	305

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
EMERSON ELECTRIC CO. & SUBSIDIARIES

(Dollars and shares in millions, except per share amounts; unaudited)

	Sept 30, 2023	Dec 31, 2023
ASSETS
Current assets
Cash and equivalents	$8,051	2,076
Receivables, less allowances of $100 and $112, respectively	2,518	2,759
Inventories	2,006	2,432
Other current assets	1,244	1,399
Total current assets	13,819	8,666

Property, plant and equipment, net	2,363	2,701
Other assets
Goodwill	14,480	17,983
Other intangible assets	6,263	11,270
Copeland note receivable and equity investment	3,255	3,253
Other	2,566	2,640
Total other assets	26,564	35,146
Total assets	$42,746	46,513

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current maturities of long-term debt	$547	3,227
Accounts payable	1,275	1,234
Accrued expenses	3,210	3,304
Total current liabilities	5,032	7,765

Long-term debt	7,610	7,632

Other liabilities	3,506	4,561

Equity
Common stock, $0.50 par value; authorized, 1,200.0 shares; issued, 953.4 shares; outstanding, 572.0 shares and 571.7 shares, respectively	477	477
Additional paid-in-capital	62	140
Retained earnings	40,070	39,910
Accumulated other comprehensive income (loss)	(1,253)	(1,090)
Cost of common stock in treasury, 381.4 shares and 381.7 shares, respectively	(18,667)	(18,763)
Common stockholders’ equity	20,689	20,674
Noncontrolling interests in subsidiaries	5,909	5,881
Total equity	26,598	26,555
Total liabilities and equity	$42,746	46,513
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Equity
EMERSON ELECTRIC CO. & SUBSIDIARIES

Three months ended December 31, 2022 and 2023
(Dollars in millions; unaudited)

	Three Months Ended December 31,
	2022	2023

Common stock	$477	477

Additional paid-in-capital
Beginning balance	57	62
Stock plans	55	119
AspenTech purchases of common stock	—	(41)
Ending balance	112	140

Retained earnings
Beginning balance	28,053	40,070
Net earnings common stockholders	2,331	142
Dividends paid (per share: $0.52 and $0.525, respectively)	(308)	(302)
Ending balance	30,076	39,910

Accumulated other comprehensive income (loss)
Beginning balance	(1,485)	(1,253)
Foreign currency translation	236	172
Pension and postretirement	(16)	(12)
Cash flow hedges	10	3
Ending balance	(1,255)	(1,090)

Treasury stock
Beginning balance	(16,738)	(18,667)
Purchases	(2,000)	(175)
Issued under stock plans	55	79
Ending balance	(18,683)	(18,763)

Common stockholders' equity	10,727	20,674

Noncontrolling interests in subsidiaries
Beginning balance	5,952	5,909
Net earnings (loss)	(5)	(10)
Stock plans	35	11
AspenTech purchases of common stock	—	(31)
Other comprehensive income	5	2
Ending balance	5,987	5,881

Total equity	$16,714	26,555

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
EMERSON ELECTRIC CO. & SUBSIDIARIES
Three Months Ended December 31, 2022 and 2023
(Dollars in millions; unaudited)

	Three Months Ended
	December 31,
	2022	2023
Operating activities
Net earnings	$2,326	132
Earnings from discontinued operations, net of tax	(2,002)	—
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	260	422
Stock compensation	102	74
Amortization of acquisition-related inventory step-up	—	231
Changes in operating working capital	(289)	(247)
Other, net	(95)	(168)
Cash from continuing operations	302	444
Cash from discontinued operations	116	(29)
Cash provided by operating activities	418	415

Investing activities
Capital expenditures	(59)	(77)
Purchases of businesses, net of cash and equivalents acquired	—	(8,339)
Proceeds from subordinated interest	15	—
Other, net	(23)	(37)
Cash from continuing operations	(67)	(8,453)
Cash from discontinued operations	2,953	1
Cash provided by (used in) investing activities	2,886	(8,452)

Financing activities
Net increase (decrease) in short-term borrowings	(539)	2,647
Payments of long-term debt	(9)	—
Dividends paid	(306)	(300)
Purchases of common stock	(2,000)	(175)
AspenTech purchases of common stock	—	(72)
Other, net	(41)	(45)
Cash provided by (used in) financing activities	(2,895)	2,055

Effect of exchange rate changes on cash and equivalents	58	7
Increase (decrease) in cash and equivalents	467	(5,975)
Beginning cash and equivalents	1,804	8,051
Ending cash and equivalents	$2,271	2,076

Changes in operating working capital
Receivables	$78	94
Inventories	(193)	(97)
Other current assets	14	(3)
Accounts payable	(58)	(89)
Accrued expenses	(130)	(152)
Total changes in operating working capital	$(289)	(247)
See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
EMERSON ELECTRIC CO. & SUBSIDIARIES

(Dollars and shares in millions, except per share amounts or where noted)

(1) BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary for a fair presentation of operating results for the interim periods presented. Adjustments consist of normal and recurring accruals. The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all disclosures required for annual financial statements presented in conformity with U.S. generally accepted accounting principles (GAAP). For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2023.

(2) REVENUE RECOGNITION

Emerson is a global manufacturer that designs and manufactures products and delivers services that bring technology and engineering together to provide innovative solutions for its customers. The majority of the Company's revenues relate to a broad offering of manufactured products and software which are recognized at the point in time when control transfers, while a smaller portion is recognized over time or relates to sales arrangements with multiple performance obligations. See Note 14 for additional information about the Company's revenues.

The following table summarizes the balances of the Company's unbilled receivables (contract assets), which are reported in Other assets (current and noncurrent), and its customer advances (contract liabilities), which are reported in Accrued expenses and Other liabilities.

	Sept 30, 2023	Dec 31, 2023
Unbilled receivables (contract assets)	$1,453	1,502
Customer advances (contract liabilities)	(897)	(1,225)
Net contract assets (liabilities)	$556	277

The majority of the Company's contract balances relate to (1) arrangements where revenue is recognized over time and payments from customers are made according to a contractual billing schedule, and (2) revenue from term software license arrangements where the license revenue is recognized upfront upon delivery. The decrease in net contract assets was primarily due to the acquisition of National Instruments, which increased contract liabilities by approximately $200, while customer billings slightly exceeded revenue recognized for performance completed during the period. Revenue recognized for the three months ended December 31, 2023 included $368 that was included in the beginning contract liability balance. Other factors that impacted the change in net contract assets were immaterial. Revenue recognized for the three months ended December 31, 2023 for performance obligations that were satisfied in previous periods, including cumulative catchup adjustments on the Company's long-term contracts, was immaterial.

As of December 31, 2023, the Company's backlog relating to unsatisfied (or partially unsatisfied) performance obligations in contracts with its customers was approximately $8.8 billion (of which $1.2 billion was attributable to AspenTech and approximately $500 was attributable to the National Instruments acquisition). The Company expects to recognize approximately 75 percent of its remaining performance obligations as revenue over the next 12 months, with the remainder substantially over the following two years.

(3) COMMON SHARES

Reconciliations of weighted-average shares for basic and diluted earnings per common share follow. Earnings allocated to participating securities were inconsequential.

	Three Months Ended December 31,
	2022	2023

Basic shares outstanding	583.6	570.8
Dilutive shares	3.1	2.5
Diluted shares outstanding	586.7	573.3

(4) ACQUISITIONS AND DIVESTITURES

National Instruments

On October 11, 2023, the Company completed the acquisition of National Instruments Corporation (“NI”). NI, which provides software-connected automated test and measurement systems that enable enterprises to bring products to market faster and at a lower cost, had revenues of approximately $1.7 billion and pretax earnings of approximately $170 for the 12 months ended September 30, 2023. NI is now referred to as Test & Measurement and reported as a new segment in the Software and Control business group, see Note 14.

The following table summarizes the components of the purchase consideration reflected in the acquisition accounting for NI.

Cash paid to acquire remaining NI shares not already owned by Emerson	$7,833
Payoff of NI debt at closing	634
Total consideration paid in cash at closing	8,467
Fair value of NI shares already owned by Emerson prior to acquisition	137
Value of stock-based compensation awards attributable to pre-combination service	49
Total purchase consideration	$8,653

The total purchase consideration for NI was allocated to assets and liabilities as follows. Valuations of acquired assets and liabilities are in-process and subject to refinement.

Cash and equivalents	$135
Receivables	310
Inventory	524
Other current assets	140
Property, plant and equipment	336
Goodwill ($130 expected to be tax-deductible)	3,418
Other intangible assets	5,275
Other assets	116
Total assets	10,254

Accounts payable	54
Accrued expenses	325
Deferred taxes and other liabilities	1,222
Total purchase consideration	$8,653

The estimated intangible assets attributable to the transaction are comprised of the following (in millions):

	Amount	Estimated Weighted Average Life (Years)
Developed technology	$1,570	9
Customer relationships	3,360	15
Trade names	210	9
Backlog	135	1
Total	$5,275

Results of operations for the three months ended December 31, 2023 attributable to the NI acquisition include sales of $382 and a net loss of $326. The net loss included the impact of inventory step-up amortization, intangibles amortization, retention bonuses, stock compensation expense and restructuring.

Pro Forma Financial Information

The following unaudited proforma consolidated condensed financial results of operations are presented as if the acquisition of NI occurred on October 1, 2022. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved had the acquisition occurred as of that time ($ in millions, except per share amounts).

	Three Months Ended December 31,
	2022	2023
Net Sales	$3,821	4,136
Net earnings from continuing operations common stockholders	$(141)	420
Diluted earnings per share from continuing operations	$(0.24)	0.73

The pro forma results for the three months ended December 31, 2022 include total transaction costs of $198 which were assumed to be incurred in the first quarter of fiscal 2023. These transaction costs include $88 incurred by NI prior to the completion of the transaction and $110 incurred by Emerson in periods subsequent to the first quarter of fiscal 2023. The pro forma results for the three months ended December 31, 2022 also include $105 of ongoing intangibles amortization, as well as backlog amortization of $34, inventory step-up amortization of $213, and retention bonuses of $43 which were all assumed to be incurred in the first quarter of fiscal 2023.

Other Transactions

In the fourth quarter of fiscal 2023, the Company acquired two businesses, Flexim, which is reported in the Measurement & Analytical segment, and Afag, which is reported in the Discrete Automation segment, for $712, net of cash acquired. The Company recognized goodwill of $428 (none of which is expected to be tax deductible) and other identifiable intangible assets of $323, primarily customer relationships and intellectual property with a weighted-average useful life of approximately 9 years.

On March 31, 2023, Emerson completed the divestiture of Metran, its Russia-based manufacturing subsidiary. In the first quarter of fiscal 2023, the Company recognized a pretax loss of $47 in Other deductions ($47 after-tax, in total $0.08 per share) related to its exit of business operations in Russia.
(5) DISCONTINUED OPERATIONS

On May 31, 2023, the Company completed the sale of a majority stake in its Climate Technologies business (which constitutes the former Climate Technologies segment, excluding Therm-O-Disc which was divested earlier in fiscal 2022) to private equity funds managed by Blackstone in a $14.0 billion transaction. Emerson received upfront, pre-tax cash proceeds of approximately $9.7 billion and a note receivable with a face value of $2.25 billion (which accrues 5 percent interest payable in kind by capitalizing interest), while retaining a 40 percent non-controlling common equity interest in a new standalone joint venture between Emerson and Blackstone. The Climate Technologies business, which includes the Copeland compressor business and the entire portfolio of products and services across all residential and commercial HVAC and refrigeration end-markets, had fiscal 2022 net sales of approximately $5.0 billion and pretax earnings of $1.0 billion. The Company recognized a pretax gain of approximately $10.6 billion in the third quarter of fiscal 2023 (approximately $8.4 billion after-tax including tax expense recognized prior to the completion of the transaction related to subsidiary restructurings). The new standalone business is named Copeland. See Note 10 for further details.

On October 31, 2022, the Company completed the divestiture of its InSinkErator business, which manufactures food waste disposers, to Whirlpool Corporation for $3.0 billion. This business had net sales of $630 and pretax earnings of $152 in fiscal 2022. The Company recognized a pretax gain of approximately $2.8 billion (approximately $2.1 billion after-tax) in the first quarter of fiscal 2023.

The financial results of Climate Technologies and InSinkErator ("ISE") are reported as discontinued operations for the three months ended December 31, 2022 and were as follows:

	Three Months Ended December 31, 2022
	Climate Technologies	ISE	Total
Net sales	$1,064	49	1,113
Cost of sales	702	29	731
SG&A	142	8	150
Gain on sale of business	—	(2,780)	(2,780)
Other deductions, net	32	12	44
Earnings before income taxes	188	2,780	2,968
Income taxes	313	653	966
Earnings, net of tax	$(125)	2,127	2,002

Climate Technologies' results for the three months ended December 31, 2022 included lower expense of $27 due to ceasing depreciation and amortization upon the held-for-sale classification. Other deductions, net for Climate Technologies included $27 of transaction-related costs for the three months ended December 31, 2022. Income taxes for the three months ended December 31, 2022 included approximately $275 for Climate Technologies subsidiary restructurings and approximately $660 related to the gain on the InSinkErator divestiture.

Net cash from operating and investing activities for Climate Technologies, InSinkErator and Therm-O-Disc for the three months ended December 31, 2023 and 2022 were as follows:

	Climate Technologies		ISE and TOD		Total
	Three Months Ended December 31,		Three Months Ended December 31,		Three Months Ended December 31,
	2022	2023	2022	2023	2022	2023
Cash from operating activities	$205	(29)	(89)	—	116	(29)
Cash from investing activities	$(43)	1	2,996	—	2,953	1

For the three months ended December 31, 2022, net cash from operating activities reflects the payment of ISE transaction fees and unfavorable working capital. Cash from investing activities reflects the proceeds of approximately $3.0 billion related to the InSinkErator divestiture.

(6) PENSION & POSTRETIREMENT PLANS

Total periodic pension and postretirement (income) expense is summarized below:

	Three Months Ended December 31,
	2022	2023
Service cost	$12	9
Interest cost	54	55
Expected return on plan assets	(71)	(74)
Net amortization	(20)	(14)
Total	$(25)	(24)

(7) OTHER DEDUCTIONS, NET

Other deductions, net are summarized below:

	Three Months Ended December 31,
	2022	2023

Amortization of intangibles (intellectual property and customer relationships)	$118	274
Restructuring costs	10	83
Acquisition/divestiture costs	—	80
Foreign currency transaction (gains) losses	(7)	34
Investment-related gains & gains from sales of capital assets	(4)	—
Loss on Copeland equity method investment	—	36
Russia business exit	47	—
Other	(44)	(20)
Total	$120	487

Intangibles amortization for the three months ended December 31, 2023 included $139 related to the NI acquisition. Foreign currency transaction gains for the three months ended December 31, 2022 included a mark-to-market gain of $35 related to foreign currency forward contracts that were terminated in June 2023. Other is composed of several items, including pension expense, litigation costs, provision for bad debt and other items, none of which is individually significant.

(8) RESTRUCTURING COSTS

Restructuring expense reflects costs associated with the Company’s ongoing efforts to improve operational efficiency and deploy assets globally in order to remain competitive on a worldwide basis. The Company expects fiscal 2024 restructuring expense and related costs to be approximately $250, including costs to complete actions initiated in the first three months of the year.

Restructuring expense by business segment follows:

	Three Months Ended December 31,
	2022	2023

Final Control	$(1)	3
Measurement & Analytical	1	3
Discrete Automation	1	10
Safety & Productivity	—	—
Intelligent Devices	1	16

Control Systems & Software	1	1
Test & Measurement	—	40
AspenTech	—	—
Software and Control	1	41

Corporate	8	26

Total	$10	83
Corporate restructuring of $26 for the three months ended December 31, 2023 is comprised entirely of integration-related stock compensation expense attributable to NI.
Details of the change in the liability for restructuring costs during the three months ended December 31, 2023 follow:

	Sept 30, 2023	Expense	Utilized/Paid	Dec 31, 2023

Severance and benefits	$85	79	56	108
Other	2	4	3	3
Total	$87	83	59	111
The tables above do not include $5 and $4 of costs related to restructuring actions incurred for the three months ended December 31, 2022 and 2023, respectively, that are required to be reported in cost of sales.

(9) TAXES

Income taxes were $7 in the first quarter of fiscal 2024 and $98 in 2023, resulting in effective tax rates of 5 percent and 23 percent, respectively. The current year rate included a $57 ($0.10 per share) benefit related to discrete tax items and the impact of inventory step-up amortization, which in total had a 16 percentage point impact on the rate. The prior year rate included a 2 percentage point unfavorable impact related to the Russia charge, which had no related tax benefit.

(10) EQUITY METHOD INVESTMENT AND NOTE RECEIVABLE

As discussed in Note 5, the Company completed the divestiture of a majority stake in Copeland on May 31, 2023, and received upfront, pre-tax cash proceeds of approximately $9.7 billion and a note receivable with a face value of $2.25 billion, while retaining a 40 percent non-controlling common equity interest in Copeland.
The Company records its share of Copeland's income or loss using the equity method of accounting. For the three months ended December 31, 2023 the Company recorded a loss of $36 in Other deductions to reflect its share of Copeland's losses and a tax benefit of $9 in Income taxes related to Copeland's U.S. business, which is taxed as a partnership (in total, a loss of $0.04 per share). The Company recognized non-cash interest income on the note receivable of $31, which is reported in Interest income from related party and capitalized to the carrying value of the note.
As of December 31, 2023, the carrying values of the retained equity investment and note receivable were $1,129 and $2,124, respectively.
Summarized financial information for Copeland for the three months ended December 31, 2023 is as follows.

Three Months Ended December 31,
2023
Net sales	$1,024
Gross profit	$345
Income (loss) from continuing operations	$(93)
Net income (loss)	$(93)
Net income (loss) attributable to shareholders	$(90)

(11) OTHER FINANCIAL INFORMATION

	Sept 30, 2023	Dec 31, 2023
Inventories
Finished products	$446	624
Raw materials and work in process	1,560	1,808
Total	$2,006	2,432

Property, plant and equipment, net
Property, plant and equipment, at cost	$5,524	5,953
Less: Accumulated depreciation	3,161	3,252
Total	$2,363	2,701

Goodwill by business segment
Final Control	$2,660	2,687
Measurement & Analytical	1,545	1,568
Discrete Automation	892	910
Safety & Productivity	388	399
Intelligent Devices	5,485	5,564

Control Systems & Software	668	672
Test & Measurement	—	3,418
AspenTech	8,327	8,329
Software and Control	8,995	12,419

Total	$14,480	17,983

	Sept 30, 2023	Dec 31, 2023
Other intangible assets
Gross carrying amount	$10,111	15,481
Less: Accumulated amortization	3,848	4,211
Net carrying amount	$6,263	11,270
Other intangible assets include customer relationships, net, of $3,353 and $6,612 and intellectual property, net, of $2,707 and $4,445 as of September 30, 2023 and December 31, 2023, respectively.
The increase in goodwill and intangibles was primarily due to the NI acquisition. See Note 4.

	Three Months Ended December 31,
	2022	2023
Depreciation and amortization expense include the following:
Depreciation expense	$74	79
Amortization of intangibles (includes $49 and $49 reported in Cost of Sales, respectively)	167	323
Amortization of capitalized software	19	20
Total	$260	422
Amortization of intangibles included $139 related to the NI acquisition for the three months ended December 31, 2023.

	Sept 30, 2023	Dec 31, 2023
Other assets include the following:
Pension assets	$995	1,024
Operating lease right-of-use assets	550	635
Unbilled receivables (contract assets)	559	606
Deferred income taxes	100	98
Asbestos-related insurance receivables	53	50
As of December 31, 2023, the Company had one operating lease that had not yet commenced with a lease term of approximately 15 years and total undiscounted future minimum payments of approximately $80. This lease is expected to commence in the second quarter of fiscal 2024 and will be recorded as a right-of-use asset and lease liability.

Accrued expenses include the following:
Customer advances (contract liabilities)	$861	1,133
Employee compensation	618	499
Income taxes	207	274
Operating lease liabilities (current)	144	157
Product warranty	84	73

Other liabilities include the following:
Deferred income taxes	$1,959	2,827
Operating lease liabilities (noncurrent)	404	465
Pension and postretirement liabilities	435	449
Asbestos litigation	173	169
The increase in deferred income tax liabilities reflects the impact of the NI acquisition. See Note 4.

(12) FINANCIAL INSTRUMENTS
Hedging Activities – As of December 31, 2023, the notional amount of foreign currency hedge positions was approximately $2.8 billion. All derivatives receiving hedge accounting are cash flow hedges. The majority of hedging gains and losses deferred as of December 31, 2023 are expected to be recognized over the next 12 months as the underlying forecasted transactions occur. Gains and losses on foreign currency derivatives reported in Other deductions, net reflect hedges of balance sheet exposures that do not receive hedge accounting.
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
The following gains and losses are included in earnings and other comprehensive income (OCI) for the three months ended December 31, 2022 and 2023:

		Into Earnings		Into OCI
		1st Quarter		1st Quarter
Gains (Losses)	Location	2022	2023	2022	2023
Commodity	Cost of sales	$(8)	—	11	—
Foreign currency	Sales	(1)	—	4	7
Foreign currency	Cost of sales	8	3	(3)	1
Foreign currency	Other deductions, net	5	15

Net Investment Hedges
Euro denominated debt			—	(123)	(55)
Total		$4	18	(111)	(47)

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
Fair Value Measurement – Valuations for all derivatives, the Company's note receivable from Copeland, and the Company's long-term debt fall within Level 2 of the GAAP valuation hierarchy. The fair value of the note receivable as of December 31, 2023 was approximately $2.0 billion, which was lower than the carrying value by approximately $100. See Note 10 for further details. As of December 31, 2023, the fair value of long-term debt was approximately $7.4 billion, which was lower than the carrying value by $847. The fair value of foreign currency contracts, which are reported in Other current assets and Accrued expenses, did not materially change since September 30, 2023. Commodity contracts related to discontinued operations and were novated to Copeland upon the completion of the transaction.
Counterparties to derivatives arrangements are companies with investment-grade credit ratings. The Company has bilateral collateral arrangements with counterparties with credit rating-based posting thresholds that vary depending on the arrangement. If credit ratings on the Company's debt fall below pre-established levels, counterparties can require immediate full collateralization of all derivatives in net liability positions. The maximum amount that could potentially have been required was immaterial. The Company also can demand full collateralization of derivatives in net asset positions should any counterparty credit ratings fall below certain thresholds. No collateral was posted with counterparties and none was held by the Company as of December 31, 2023.

(13) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Activity in Accumulated other comprehensive income (loss) for the three months ended December 31, 2022 and 2023 is shown below, net of income taxes:
	Three Months Ended December 31,
	2022	2023
Foreign currency translation
Beginning balance	$(1,265)	(1,012)
Other comprehensive income (loss), net of tax of $28 and $13, respectively	236	172
Ending balance	(1,029)	(840)

Pension and postretirement
Beginning balance	(222)	(247)
Amortization of deferred actuarial losses into earnings, net of tax of $4 and $2, respectively	(16)	(12)
Ending balance	(238)	(259)

Cash flow hedges
Beginning balance	2	6
Gains deferred during the period, net of taxes of $(3) and $(2), respectively	9	6
Reclassification of realized (gains) losses to sales and cost of sales, net of tax of $— and $—, respectively	1	(3)

Ending balance	12	9

Accumulated other comprehensive income (loss)	$(1,255)	(1,090)

(14) BUSINESS SEGMENTS

As disclosed in Note 4, the Company completed the acquisition of NI on October 11, 2023. NI is now referred to as Test & Measurement and reported as a new segment in the Software and Control business group.

Summarized information about the Company's results of operations by business segment follows:

	Three Months Ended December 31,
	Sales		Earnings (Loss)
	2022	2023	2022	2023

Final Control	$862	940	158	194
Measurement & Analytical	749	947	175	235
Discrete Automation	618	613	121	97
Safety & Productivity	310	322	63	68
Intelligent Devices	2,539	2,822	517	594

Control Systems & Software	606	675	107	149
Test & Measurement	—	382	—	(78)
AspenTech	243	257	(33)	(35)
Software and Control	849	1,314	74	36

Stock compensation			(102)	(74)
Unallocated pension and postretirement costs			45	31
Corporate and other			(64)	(399)
Loss on Copeland equity method investment			—	(36)
Eliminations/Interest	(15)	(19)	(48)	(44)
Interest income from related party			—	31
Total	$3,373	4,117	422	139
Stock compensation for the three months ended December 31, 2023 included $30 of integration-related stock compensation expense attributable to NI ($26 of which was reported as restructuring costs). Corporate and other for the three months ended December 31, 2023 included acquisition-related inventory step-up amortization of $231 and acquisition/divestiture fees and related costs of $130, while 2022 included a loss of $47 related to the Company's exit of business operations in Russia and a mark-to-market gain of $35 related to foreign currency forward contracts that were terminated in June 2023.

Depreciation and amortization (includes intellectual property, customer relationships and capitalized software) by business segment are summarized below:

	Three Months Ended December 31,
	2022	2023
Final Control	$45	40
Measurement & Analytical	30	40
Discrete Automation	21	22
Safety & Productivity	14	14
Intelligent Devices	110	116

Control Systems & Software	21	21
Test & Measurement	—	151
AspenTech	123	123
Software and Control	144	295

Corporate and other	6	11
Total	$260	422
Test & Measurement depreciation and amortization for the three months ended December 31, 2023 included intangibles amortization of $139 due to the acquisition.
Sales by geographic destination, Americas, Asia, Middle East & Africa ("AMEA") and Europe, are summarized below:

	Three Months Ended December 31,				Three Months Ended December 31,
	2022				2023
	Americas	AMEA	Europe	Total	Americas	AMEA	Europe	Total
Final Control	$446	308	108	862	454	370	116	940
Measurement & Analytical	396	246	107	749	475	325	147	947
Discrete Automation	291	175	152	618	286	162	165	613
Safety & Productivity	236	17	57	310	243	16	63	322
Intelligent Devices	1,369	746	424	2,539	1,458	873	491	2,822

Control Systems & Software	294	185	127	606	325	209	141	675
Test & Measurement	—	—	—	—	164	99	119	382
AspenTech	112	63	68	243	140	60	57	257
Software and Control	406	248	195	849	629	368	317	1,314

Total	$1,775	994	619	3,388	2,087	1,241	808	4,136

Items 2 and 3.

Management's Discussion and Analysis of Financial Condition and Results of Operations
(Dollars are in millions, except per share amounts or where noted)

OVERVIEW

On October 11, 2023, the Company completed the acquisition of National Instruments Corporation (“NI”), which is now referred to as Test & Measurement and reported as a new segment in the Software and Control business group. NI provides software-connected automated test and measurement systems that enable enterprises to bring products to market faster and at a lower cost, and had revenues of approximately $1.7 billion for the 12 months ended September 30, 2023. See Note 4.

For the first quarter of fiscal 2024, net sales were $4.1 billion, up 22 percent compared with the prior year. Underlying sales, which exclude foreign currency translation, acquisitions and divestitures, were up 10 percent. Foreign currency translation had a 1 percent favorable impact, the Test & Measurement acquisition added 12 percent and the divestiture of Metran, Emerson's Russia-based manufacturing subsidiary, deducted 1 percent.
Earnings from continuing operations attributable to common stockholders were $142, down 57 percent, and diluted earnings per share from continuing operations were $0.25, down 55 percent compared with $0.56 in the prior year. Adjusted diluted earnings per share from continuing operations were $1.22, up 56 percent compared with $0.78 in the prior year, reflecting the strong sales growth and operating performance, as well as a $0.13 contribution from Test & Measurement.

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

Three Months Ended Dec 31	2022	2023

Diluted earnings from continuing operations per share	$0.56	0.25

Amortization of intangibles	0.15	0.36
Restructuring and related costs	0.02	0.12
Acquisition/divestiture fees and related costs	—	0.17
Amortization of acquisition-related inventory step-up	—	0.38
Loss on Copeland equity method investment	—	0.04
Discrete tax benefits	—	(0.10)
Russia business exit	0.08	—
AspenTech Micromine purchase price hedge	(0.03)	—

Adjusted diluted earnings from continuing operations per share	$0.78	1.22

The table below summarizes the changes in adjusted diluted earnings per share from continuing operations. The items identified below are discussed throughout MD&A, see further discussion above and in the Business Segments and Financial Position sections below.

Three Months Ended
Adjusted diluted earnings from continuing operations per share - Dec 31, 2022	$0.78

Operations	0.33
Stock compensation	0.08
Interest income from related party	0.04
Share count	0.02
Effective tax rate	(0.03)

Adjusted diluted earnings from continuing operations per share - Dec 31, 2023	$1.22

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31

Following is an analysis of the Company’s operating results for the first quarter ended December 31, 2022, compared with the first quarter ended December 31, 2023.

	2022	2023	Change
(dollars in millions, except per share amounts)

Net sales	$3,373	4,117	22%
Gross profit	$1,620	1,916	18%
Percent of sales	48.0%	46.5%	(1.5) pts

SG&A	$1,030	1,277	24%
Percent of sales	30.5%	31.0%	0.5 pts

Other deductions, net	$120	487
Amortization of intangibles	$118	274
Restructuring costs	$10	83

Interest expense, net	$48	44
Interest income from related party	$—	(31)

Earnings from continuing operations before income taxes	$422	139	(67)%
Percent of sales	12.5%	3.4%	(9.1) pts
Earnings from continuing operations common stockholders	$329	142	(57)%
Percent of sales	9.8%	3.4%	(6.4) pts
Net earnings common stockholders	$2,331	142	(94)%

Diluted EPS - Earnings from continuing operations	$0.56	0.25	(55)%
Diluted EPS - Net earnings	$3.97	0.25	(94)%

Adjusted Diluted EPS - Earnings from continuing operations	$0.78	1.22	56%

Net sales for the first quarter of fiscal 2024 were $4.1 billion, up 22 percent compared with 2023. Intelligent Devices sales were up 11 percent, while Software and Control sales were up 55 percent, which included the impact of the Test & Measurement acquisition. Underlying sales were up 10 percent on 8 percent higher volume and 2 percent higher price. Foreign currency translation had a 1 percent favorable impact, the Test & Measurement acquisition added 12 percent and the divestiture of Metran, Emerson's Russia-based manufacturing subsidiary, deducted 1 percent. Underlying sales were up 9 percent in the U.S. and up 11 percent internationally. The Americas was up 8 percent, Europe was up 10 percent, and Asia, Middle East & Africa was up 15 percent (China up 9 percent).

Cost of sales for the first quarter of fiscal 2024 were $2,201, an increase of $448 compared with 2023, reflecting the impact of higher volume and the Test & Measurement acquisition. Gross margin of 46.5% decreased 1.5 percentage points, reflecting the impact from acquisition-related inventory step-up amortization of $231, which negatively impacted margins by 5.6 percentage points. Excluding this impact, gross margin improved due to the Test & Measurement acquisition and higher price.
Selling, general and administrative (SG&A) expenses of $1,277 increased $247 and SG&A as a percent of sales increased 0.5 percentage points to 31.0 percent compared with the prior year, reflecting the impact of the Test & Measurement acquisition, partially offset by lower stock compensation expense and strong operating leverage on higher sales.
Other deductions, net were $487 for the first quarter of fiscal 2024, an increase of $367 compared with the prior year. The current year included intangibles amortization related to the Test & Measurement acquisition of $139, restructuring costs of $83, acquisition/divestiture costs of $80 and a loss of $36 on the Company's equity method investment in Copeland. The prior year included a charge of $47 related to the Company exiting its business in Russia and a mark-to-market gain of $35 related to foreign currency forward contracts that were terminated in June 2023. See Note 7 and Note 10.

Pretax earnings from continuing operations of $139 decreased $283, down 67 percent compared with the prior year. Earnings increased $77 in Intelligent Devices and decreased $38 in Software and Control, see the Business Segments discussion that follows and Note 14.

Income taxes were $7 in the first quarter of fiscal 2024 and $98 in 2023, resulting in effective tax rates of 5 percent and 23 percent, respectively. The current year rate included a $57 ($0.10 per share) benefit related to discrete tax items and the impact of inventory step-up amortization, which in total had a 16 percentage point impact on the rate. The prior year rate included a 2 percentage point unfavorable impact related to the Russia charge, which had no related tax benefit.

Earnings from continuing operations attributable to common stockholders were $142, down 57 percent, and diluted earnings per share from continuing operations were $0.25, down 55 percent compared with $0.56 in the prior year. Adjusted diluted earnings per share from continuing operations were $1.22 compared with $0.78 in the prior year, reflecting strong operating results. See the analysis above of adjusted earnings per share for further details.

Earnings from discontinued operations were $2,002 ($3.41 per share) in the prior year, reflecting the $2.1 billion after-tax gain on the InSinkErator divestiture. See Note 5.

Net earnings common stockholders in the first quarter of fiscal 2024 were $142 compared with $2,331 in the prior year, and earnings per share were $0.25 compared with $3.97 in the prior year.

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

Three Months Ended Dec 31	2022	2023	Change

Earnings from continuing operations before income taxes	$422	139	(67)%
Percent of sales	12.5%	3.4%	(9.1) pts
Interest expense, net	48	44
Interest income from related party	—	(31)
Amortization of intangibles	167	323
Restructuring and related costs	15	87
Acquisition/divestiture fees and related costs	—	134
Amortization of acquisition-related inventory step-up	—	231
Loss on Copeland equity method investment	—	36
Russia business exit	47	—
AspenTech Micromine purchase price hedge gain	(35)	—
Adjusted EBITA from continuing operations	$664	963	45%
Percent of sales	19.7%	23.4%	3.7 pts

Business Segments
Following is an analysis of operating results for the Company’s business segments for the first quarter ended December 31, 2022, compared with the first quarter ended December 31, 2023. The Company defines segment earnings as earnings before interest and taxes. See Note 14 for a discussion of the Company's business segments.

INTELLIGENT DEVICES

	2022	2023	Change	FX	Acq/Div	U/L

Sales:
Final Control	$862	940	9%	(1)%	1%	9%
Measurement & Analytical	749	947	26%	—%	2%	28%
Discrete Automation	618	613	(1)%	(1)%	—%	(2)%
Safety & Productivity	310	322	4%	(1)%	—%	3%
Total	$2,539	2,822	11%	(1)%	1%	11%

Earnings:
Final Control	$158	194	22%
Measurement & Analytical	175	235	34%
Discrete Automation	121	97	(20)%
Safety & Productivity	63	68	8%
Total	$517	594	15%
Margin	20.4%	21.0%	0.6 pts

Amortization of intangibles:
Final Control	$22	22
Measurement & Analytical	5	20
Discrete Automation	7	9
Safety & Productivity	6	6
Total	$40	57

Restructuring and related costs:
Final Control	$4	7
Measurement & Analytical	1	3
Discrete Automation	1	10
Safety & Productivity	—	—
Total	$6	20

Adjusted EBITA	$563	671	19%
Adjusted EBITA Margin	22.2%	23.8%	1.6 pts
Intelligent Devices sales were $2.8 billion in the first quarter of 2024, an increase of $283, or 11 percent. Underlying sales increased 11 percent on 9 percent higher volume and 2 percent higher price. Underlying sales increased 6 percent in the Americas, Europe increased 14 percent and Asia, Middle East & Africa was up 18 percent (China up 10 percent). Final Control sales increased $78, or 9 percent, reflecting strength in energy and power end markets. Sales for Measurement & Analytical increased $198, or 26 percent, reflecting robust growth in all geographies and strong backlog conversion. Discrete Automation sales decreased $5, or 1 percent, reflecting softness in the Americas and Asia, Middle East & Africa. Safety & Productivity sales increased $12, or 4 percent, reflecting solid demand in the Americas and Europe. Earnings for Intelligent Devices were $594, an increase of $77, or 15 percent, and margin increased 0.6 percentage points to 21.0 percent. Adjusted EBITA margin was 23.8 percent, an increase of 1.6 percentage points, reflecting leverage on higher sales and favorable price less net material inflation, partially offset by higher headcount and other costs.

SOFTWARE AND CONTROL

	2022	2023	Change	FX	Acq/Div	U/L

Sales:
Control Systems & Software	$606	675	11%	(1)%	1%	11%
Test & Measurement	—	382	—%
AspenTech	243	257	6%	—%	—%	6%
Total	$849	1,314	55%	(1)%	(45)%	9%

Earnings:
Control Systems & Software	$107	149	40%
Test & Measurement	—	(78)	#DIV/0!
AspenTech	(33)	(35)	(7)%
Total	$74	36	(51)%
Margin	8.7%	2.8%	(5.9) pts

Amortization of intangibles:
Control Systems & Software	$6	5
Test & Measurement	—	139
AspenTech	121	122
Total	$127	266

Restructuring and related costs:
Control Systems & Software	$1	1
Test & Measurement	—	40
AspenTech	—	—
Total	$1	41

Adjusted EBITA	$202	343	70%
Adjusted EBITA Margin	23.8%	26.1%	2.3 pts

Software and Control sales were $1,314 in the first quarter of 2024, an increase of $465, or 55 percent compared to the prior year, reflecting the impact of the Test & Measurement acquisition and strong growth in Control Systems & Software. Underlying sales were up 9 percent on 7 percent higher volume and 2 percent higher price. Underlying sales increased 14 percent in the Americas, 2 percent in Europe and 9 percent in Asia, Middle East & Africa (China up 4 percent). Control Systems & Software sales increased $69, or 11 percent, reflecting robust global demand in process end markets and strong demand in power end markets in the Americas and Asia, Middle East & Africa. Test & Measurement sales were $382 in the first quarter, reflecting the impact of the acquisition. AspenTech sales increased $14, or 6 percent, primarily due to higher maintenance and services revenue. Earnings for Software and Control decreased $38, down 51 percent, and margin decreased 5.9 percentage points due to the Test & Measurement loss which reflected significant intangibles amortization and restructuring. Adjusted EBITA margin increased 2.3 percentage points, reflecting leverage on higher sales, higher price and favorable mix.

FINANCIAL CONDITION
Key elements of the Company's financial condition for the three months ended December 31, 2023 as compared to the year ended September 30, 2023 and the three months ended December 31, 2022 follow.

	Dec 31, 2022		Sept 30, 2023		Dec 31, 2023
Operating working capital	$351		$1,283		$2,052
Current ratio	1.1		2.7		1.1
Total debt-to-total capital	48.1%		28.3%		34.4%
Net debt-to-net capital	41.7%		0.5%		29.8%
Interest coverage ratio	7.3	X	11.5	X	2.6	X
Operating working capital increased due to the acquisition of NI, changes in accrued expenses and higher inventory levels to support sales growth. As of December 31, 2023, Emerson's cash and equivalents totaled $2,076, which included approximately $180 attributable to AspenTech. The cash held by AspenTech is intended to be used for its own purposes and is not available to return to Emerson shareholders.
The current ratio decreased compared to September 30, 2023, reflecting the decrease in cash and increase in short-term borrowings used to support the NI acquisition. The interest coverage ratio (earnings before income taxes plus interest expense, divided by interest expense) of 2.6X for the first three months of fiscal 2024 compares to 7.3X for the three months ended December 31, 2022, reflecting lower GAAP pretax earnings largely due to the NI acquisition. Excluding the impact from acquisition-related inventory step-up amortization of $231, higher intangibles amortization of $156, acquisition/divestiture fees and related costs of $134, higher restructuring and related costs of $72, and the loss of $36 on the Copeland equity method investment, the interest coverage ratio was 10.1X.
Operating cash flow from continuing operations for the first three months of fiscal 2024 was $444, an increase of $142 compared with $302 in the prior year, reflecting higher earnings (excluding the impact of items related to the NI acquisition). Acquisition-related costs and integration activities negatively impacted operating cash flow in the current year by approximately $100. AspenTech generated approximately $30 compared to $50 in the prior year. Free cash flow from continuing operations of $367 in the first three months of fiscal 2024 (operating cash flow of $444 less capital expenditures of $77) increased $124 compared to free cash flow of $243 in 2023 (operating cash flow of $302 less capital expenditures of $59), reflecting the increase in operating cash flow. Cash used in investing activities from continuing operations was $8,453, reflecting the acquisition of NI. Cash provided by financing activities from continuing operations was $2,055, reflecting an increase in short-term borrowings of $2,647, partially offset by share repurchases and dividends.
Total cash provided by operating activities was $415 including the impact of discontinued operations, and decreased $3 compared with $418 in the prior year.
Emerson maintains a conservative financial structure to provide the strength and flexibility necessary to achieve our strategic objectives and has been successful in efficiently deploying cash where needed worldwide to fund operations, complete acquisitions and sustain long-term growth. Emerson is in a strong financial position, with total assets of $47 billion and common stockholders' equity of $21 billion, and has the resources available for reinvestment in existing businesses, strategic acquisitions and managing its capital structure on a short- and long-term basis.

FISCAL 2024 OUTLOOK
For the full year, consolidated net sales from continuing operations are expected to be up 14.5 percent to 17 percent, with underlying sales up 4.5 percent to 6.5 percent excluding a 10 to 10.5 percent impact from the NI acquisition. Earnings per share from continuing operations are expected to be $2.80 to $2.95, while adjusted earnings per share from continuing operations are expected to be $5.30 to $5.45 (see the following reconciliation).

Outlook for Fiscal 2024 Earnings Per Share	2024

Diluted earnings from continuing operations per share	$2.80 - $2.95

Amortization of intangibles	~ 1.42
Restructuring and related costs	~ 0.34
Loss on Copeland equity method investment	~ 0.20
Amortization of acquisition-related inventory step-up	~ 0.38
Acquisition/divestiture fees and related costs	~ 0.26
Discrete tax benefits	~ (0.10)

Adjusted diluted earnings from continuing operations per share	$5.30- $5.45
Operating cash flow from continuing operations is expected to be $3.0 to $3.1 billion and free cash flow from continuing operations, which excludes projected capital spending of approximately $0.4 billion, is expected to be $2.6 to $2.7 billion. The fiscal 2024 outlook assumes approximately $500 million returned to shareholders through share repurchases and approximately $1.2 billion of dividend payments.
Statements in this report that are not strictly historical may be "forward-looking" statements, which involve risks and uncertainties, and Emerson undertakes no obligation to update any such statements to reflect later developments. These risks and uncertainties include the scope, duration and ultimate impacts of the Russia-Ukraine and other global conflicts, as well as economic and currency conditions, market demand, pricing, protection of intellectual property, cybersecurity, tariffs, competitive and technological factors, inflation, among others, which are set forth in the “Risk Factors” of Part I, Item 1A, and the "Safe Harbor Statement" of Part II, Item 7, to the Company's Annual Report on Form 10-K for the year ended September 30, 2023 and in subsequent reports filed with the SEC, which are hereby incorporated by reference.
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

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2023	1,869	$93.63	1,869	31,415
November 2023	—	$0.00	—	31,415
December 2023	—	$0.00	—	31,415
Total	1,869	$93.63	1,869	31,415

In March 2020, the Board of Directors authorized the purchase of 60 million shares and a total of approximately 31.4 shares remain available for purchase under the authorization.

Item 5. Other Information
During the three-month period ended December 31, 2023, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

(a) Exhibits (Listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

10.1	Letter Agreement dated November 28, 2023 between Emerson Electric Co. and Sara Y. Bosco, incorporated by reference to the Company's Form 8-K filed on November 30, 2023, File No. 1-278, Exhibit 10.1

10.2	Second Amendment to the Emerson Electric Co. 2006 Incentive Shares Plan.

10.3	First Amendment to the Emerson Electric Co. 2015 Incentive Shares Plan.

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

101
Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the three months ended December 31, 2023 and 2022, (ii) Consolidated Statements of Comprehensive Income for the three months ended December 31, 2023 and 2022, (iii) Consolidated Balance Sheets as of September 30, 2023 and December 31, 2023, (iv) Consolidated Statements of Equity for the three months ended December 31, 2023 and 2022, (v) Consolidated Statements of Cash Flows for the three months ended December 31, 2023 and 2022, and (vi) Notes to Consolidated Financial Statements for the three months ended December 31, 2023 and 2022.

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
February 7, 2024