Form 10-Q
period 2024-03-31
EMERSON ELECTRIC CO
filed 2024-05-08
CIK 32604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common stock of $0.50 par value per share outstanding at March 31, 2024: 572.1 million shares.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Consolidated Statements of Earnings
EMERSON ELECTRIC CO. & SUBSIDIARIES
Three and six months ended March 31, 2023 and 2024
(Dollars in millions, except per share amounts; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2024	2023	2024
Net sales	$3,756	4,376	$7,129	8,493

Cost of sales	1,955	2,092	3,708	4,293
Selling, general and administrative expenses	1,000	1,296	2,030	2,573
Gain on subordinated interest	—	(79)	—	(79)
Other deductions, net	109	389	229	876
Interest expense (net of interest income of $18, $33, $38 and $73, respectively)	53	57	101	101
Interest income from related party	—	(31)	—	(62)

Earnings from continuing operations before income taxes	639	652	1,061	791

Income taxes	134	149	232	156

Earnings from continuing operations	505	503	829	635

Discontinued operations, net of tax of $39, $—, $1,005 and $—, respectively	265	—	2,267	—

Net earnings	770	503	3,096	635

Less: Noncontrolling interests in subsidiaries	(22)	2	(27)	(8)

Net earnings common stockholders	$792	501	$3,123	643

Earnings common stockholders:
Earnings from continuing operations	530	501	$859	643
Discontinued operations	262	—	2,264	—
Net earnings common stockholders	$792	501	$3,123	643

Basic earnings per share common stockholders:
Earnings from continuing operations	$0.93	0.87	$1.49	1.12
Discontinued operations	0.46	—	3.92	—
Basic earnings per common share	$1.39	0.87	$5.41	1.12

Diluted earnings per share common stockholders:
Earnings from continuing operations	$0.92	0.87	$1.48	1.12
Discontinued operations	0.46	—	3.90	—
Diluted earnings per common share	$1.38	0.87	$5.38	1.12

Weighted average outstanding shares:
Basic	570.9	571.4	577.2	571.1
Diluted	573.6	574.1	580.1	573.7
 See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
EMERSON ELECTRIC CO. & SUBSIDIARIES

Three and six months ended March 31, 2023 and 2024
(Dollars in millions; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2024	2023	2024
Net earnings	$770	503	$3,096	635

Other comprehensive income (loss), net of tax:
Foreign currency translation	110	6	351	180
Pension and postretirement	(17)	(12)	(33)	(24)
Cash flow hedges	13	(1)	23	2
Total other comprehensive income (loss)	106	(7)	341	158

Comprehensive income	876	496	3,437	793

Less: Noncontrolling interests in subsidiaries	(23)	2	(23)	(6)
Comprehensive income common stockholders	$899	494	$3,460	799

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
EMERSON ELECTRIC CO. & SUBSIDIARIES

(Dollars and shares in millions, except per share amounts; unaudited)

	Sept 30, 2023	Mar 31, 2024
ASSETS
Current assets
Cash and equivalents	$8,051	2,318
Receivables, less allowances of $100 and $117, respectively	2,518	2,877
Inventories	2,006	2,357
Other current assets	1,244	1,457
Total current assets	13,819	9,009

Property, plant and equipment, net	2,363	2,689
Other assets
Goodwill	14,480	17,964
Other intangible assets	6,263	10,976
Copeland note receivable and equity investment	3,255	3,191
Other	2,566	2,611
Total other assets	26,564	34,742
Total assets	$42,746	46,440

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current maturities of long-term debt	$547	3,155
Accounts payable	1,275	1,271
Accrued expenses	3,210	3,238
Total current liabilities	5,032	7,664

Long-term debt	7,610	7,614

Other liabilities	3,506	4,381

Equity
Common stock, $0.50 par value; authorized, 1,200.0 shares; issued, 953.4 shares; outstanding, 572.0 shares and 572.1 shares, respectively	477	477
Additional paid-in-capital	62	158
Retained earnings	40,070	40,108
Accumulated other comprehensive income (loss)	(1,253)	(1,097)
Cost of common stock in treasury, 381.4 shares and 381.3 shares, respectively	(18,667)	(18,746)
Common stockholders’ equity	20,689	20,900
Noncontrolling interests in subsidiaries	5,909	5,881
Total equity	26,598	26,781
Total liabilities and equity	$42,746	46,440
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Equity
EMERSON ELECTRIC CO. & SUBSIDIARIES

Three and six months ended March 31, 2023 and 2024
(Dollars in millions; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2024	2023	2024

Common stock	$477	477	477	477

Additional paid-in-capital
Beginning balance	112	140	57	62
Stock plans	26	51	81	170
AspenTech purchases of common stock	—	(33)	—	(74)
Ending balance	138	158	138	158

Retained earnings
Beginning balance	30,076	39,910	28,053	40,070
Net earnings common stockholders	792	501	3,123	643
Dividends paid (per share: $0.520, $0.525, $1.040 and $1.050, respectively)	(297)	(303)	(605)	(605)
Ending balance	30,571	40,108	30,571	40,108

Accumulated other comprehensive income (loss)
Beginning balance	(1,255)	(1,090)	(1,485)	(1,253)
Foreign currency translation	111	6	347	178
Pension and postretirement	(17)	(12)	(33)	(24)
Cash flow hedges	13	(1)	23	2
Ending balance	(1,148)	(1,097)	(1,148)	(1,097)

Treasury stock
Beginning balance	(18,683)	(18,763)	(16,738)	(18,667)
Purchases	—	—	(2,000)	(175)
Issued under stock plans	5	17	60	96
Ending balance	(18,678)	(18,746)	(18,678)	(18,746)

Common stockholders' equity	11,360	20,900	11,360	20,900

Noncontrolling interests in subsidiaries
Beginning balance	5,987	5,881	5,952	5,909
Net earnings (loss)	(22)	2	(27)	(8)
Stock plans	23	22	58	33
AspenTech purchases of common stock	—	(24)	—	(55)
Other comprehensive income	(1)	—	4	2
Ending balance	5,987	5,881	5,987	5,881

Total equity	$17,347	26,781	17,347	26,781

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
EMERSON ELECTRIC CO. & SUBSIDIARIES
Six Months Ended March 31, 2023 and 2024
(Dollars in millions; unaudited)

	Six Months Ended
	March 31,
	2023	2024
Operating activities
Net earnings	$3,096	635
Earnings from discontinued operations, net of tax	(2,267)	—
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	523	846
Stock compensation	142	147
Amortization of acquisition-related inventory step-up	—	231
Gain on subordinated interest	—	(79)
Changes in operating working capital	(390)	(373)
Other, net	(227)	(206)
Cash from continuing operations	877	1,201
Cash from discontinued operations	(391)	(43)
Cash provided by operating activities	486	1,158

Investing activities
Capital expenditures	(121)	(159)
Purchases of businesses, net of cash and equivalents acquired	—	(8,342)
Proceeds from subordinated interest	15	79
Other, net	(76)	(68)
Cash from continuing operations	(182)	(8,490)
Cash from discontinued operations	2,916	1
Cash provided by (used in) investing activities	2,734	(8,489)

Financing activities
Net increase (decrease) in short-term borrowings	(31)	2,464
Proceeds from short-term borrowings greater than three months	395	99
Payments of long-term debt	(742)	(1)
Dividends paid	(603)	(600)
Purchases of common stock	(2,000)	(175)
AspenTech purchases of common stock	—	(129)
Other, net	(55)	(45)
Cash provided by (used in) financing activities	(3,036)	1,613

Effect of exchange rate changes on cash and equivalents	58	(15)
Increase (decrease) in cash and equivalents	242	(5,733)
Beginning cash and equivalents	1,804	8,051
Ending cash and equivalents	$2,046	2,318

Changes in operating working capital
Receivables	$(63)	(35)
Inventories	(219)	(46)
Other current assets	22	(69)
Accounts payable	(98)	(46)
Accrued expenses	(32)	(177)
Total changes in operating working capital	$(390)	(373)
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

	Sept 30, 2023	Mar 31, 2024
Unbilled receivables (contract assets)	$1,453	1,480
Customer advances (contract liabilities)	(897)	(1,187)
Net contract assets (liabilities)	$556	293

The majority of the Company's contract balances relate to (1) arrangements where revenue is recognized over time and payments from customers are made according to a contractual billing schedule, and (2) revenue from term software license arrangements where the license revenue is recognized upfront upon delivery. The decrease in net contract assets was primarily due to the acquisition of National Instruments, which increased contract liabilities by approximately $190, while customer billings slightly exceeded revenue recognized for performance completed during the period. Revenue recognized for the three and six months ended March 31, 2024 included $154 and $522, respectively, that was included in the beginning contract liability balance. Other factors that impacted the change in net contract assets were immaterial. Revenue recognized for the three and six months ended March 31, 2024 for performance obligations that were satisfied in previous periods, including cumulative catchup adjustments on the Company's long-term contracts, was immaterial.

As of March 31, 2024, the Company's backlog relating to unsatisfied (or partially unsatisfied) performance obligations in contracts with its customers was approximately $8.8 billion (of which approximately $1.25 billion was attributable to AspenTech and approximately $500 was attributable to National Instruments). The Company expects to recognize approximately 75 percent of its remaining performance obligations as revenue over the next 12 months, with the remainder substantially over the following two years.

(3) COMMON SHARES

Reconciliations of weighted-average shares for basic and diluted earnings per common share follow. Earnings allocated to participating securities were inconsequential.

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2024	2023	2024

Basic shares outstanding	570.9	571.4	577.2	571.1
Dilutive shares	2.7	2.7	2.9	2.6
Diluted shares outstanding	573.6	574.1	580.1	573.7

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

Cash and equivalents	$135
Receivables	310
Inventory	514
Other current assets	139
Property, plant and equipment	328
Goodwill ($130 expected to be tax-deductible)	3,407
Other intangible assets	5,275
Other assets	120
Total assets	10,228

Accounts payable	52
Accrued expenses	326
Deferred taxes and other liabilities	1,197
Total purchase consideration	$8,653

The estimated intangible assets attributable to the transaction are comprised of the following (in millions):

	Amount	Estimated Weighted Average Life (Years)
Developed technology	$1,570	9
Customer relationships	3,360	15
Trade names	210	9
Backlog	135	1
Total	$5,275

Results of operations for the three and six months ended March 31, 2024 attributable to the NI acquisition include sales of $367 and $749, respectively, and a net loss of $80 and $406, respectively. The net loss included the impact of inventory step-up amortization recorded in the first quarter, intangibles amortization, retention bonuses, stock compensation expense and restructuring.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2024	2023	2024
Net Sales	$4,193	4,376	$8,014	8,512
Net earnings from continuing operations common stockholders	$447	530	$306	950
Diluted earnings per share from continuing operations	$0.77	0.92	$0.53	1.65

Pro forma Net sales for the three and six months ended March 31, 2023 include $437 and $885, respectively, attributable to NI.

The pro forma results for the three months ended March 31, 2023 include ongoing intangibles amortization of $107 and backlog amortization of $34, and exclude the mark-to-market gain of $35 recognized in the prior year on the Company's equity investment in National Instruments Corporation (see Note 7).

The pro forma results for the six months ended March 31, 2023 include transaction costs of $198 which were assumed to be incurred in the first quarter of fiscal 2023. These transaction costs include $88 incurred by NI prior to the completion of the transaction and $110 incurred by Emerson in periods subsequent to the first quarter of fiscal 2023. The pro forma results for the six months ended March 31, 2023 also include $212 of ongoing intangibles amortization, backlog amortization of $68, inventory step-up amortization of $213, and retention bonuses of $47, and exclude the mark-to-market gain of $35 recognized in the prior year on the equity investment in National Instruments Corporation.

Other Transactions

In the second quarter of fiscal 2024, the Company received its final distribution of $79 related to its subordinated interest in Vertiv. In addition, the Company divested a small business in the Final Control segment and recognized a non-cash loss of $39.

In the fourth quarter of fiscal 2023, the Company acquired two businesses, Flexim, which is reported in the Measurement & Analytical segment, and Afag, which is reported in the Discrete Automation segment, for $715, net of cash acquired. The Company recognized goodwill of $423 (none of which is expected to be tax deductible) and other identifiable intangible assets of $323, primarily customer relationships and intellectual property with a weighted-average useful life of approximately 9 years.

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

The financial results of Climate Technologies and InSinkErator ("ISE") are reported as discontinued operations for the three and six months ended March 31, 2023 and were as follows:

	Three Months Ended March 31, 2023
	Climate Technologies	ISE	Total
Net sales	$1,245	—	1,245
Cost of sales	782	—	782
SG&A	127	—	127
Gain on sale of business	—	(3)	(3)
Other deductions, net	35	—	35
Earnings before income taxes	301	3	304
Income taxes	39	—	39
Earnings, net of tax	$262	3	265

	Six Months Ended March 31, 2023
	Climate Technologies	ISE	Total
Net sales	$2,309	49	2,358
Cost of sales	1,484	29	1,513
SG&A	269	8	277
Gain on sale of business	—	(2,783)	(2,783)
Other deductions, net	67	12	79
Earnings before income taxes	489	2,783	3,272
Income taxes	352	653	1,005
Earnings, net of tax	$137	2,130	2,267

Climate Technologies' results for the three and six months ended March 31, 2023 included lower expense of $43 and $70, respectively, due to ceasing depreciation and amortization upon the held-for-sale classification. Other deductions, net for Climate Technologies included $28 and $55 of transaction-related costs for the three and six months ended March 31, 2023, respectively. Income taxes for the six months ended March 31, 2023 included approximately $245 for Climate Technologies subsidiary restructurings and approximately $660 related to the gain on the InSinkErator divestiture.

Net cash from operating and investing activities for Climate Technologies, InSinkErator and Therm-O-Disc for the six months ended March 31, 2024 and 2023 were as follows:

	Climate Technologies		ISE and TOD		Total
	Six Months Ended March 31,		Six Months Ended March 31,		Six Months Ended March 31,
	2023	2024	2023	2024	2023	2024
Cash from operating activities	$44	(43)	(435)	—	(391)	(43)
Cash from investing activities	$(139)	1	3,055	—	2,916	1

Cash from operating activities for the six months ended March 31, 2023 reflects approximately $575 of income taxes paid related to the gain on the InSinkErator divestiture and the Climate Technologies subsidiary restructurings, transaction fees and unfavorable working capital. Cash from investing activities for the six months ended March 31, 2023 reflects the proceeds of $3.0 billion related to the InSinkErator divestiture.

(6) PENSION & POSTRETIREMENT PLANS

Total periodic pension and postretirement (income) expense is summarized below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2024	2023	2024
Service cost	$12	9	$24	18
Interest cost	54	55	108	110
Expected return on plan assets	(71)	(74)	(142)	(148)
Net amortization	(20)	(14)	(40)	(28)
Total	$(25)	(24)	$(50)	(48)

(7) OTHER DEDUCTIONS, NET

Other deductions, net are summarized below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2024	2023	2024

Amortization of intangibles (intellectual property and customer relationships)	$119	273	237	547
Restructuring costs	19	30	29	113
Acquisition/divestiture costs	10	5	10	85
Foreign currency transaction (gains) losses	26	17	19	51
Investment-related gains & gains from sales of capital assets	(35)	—	(39)	—
Loss on Copeland equity method investment	—	59	—	95
Loss on divestiture of business	—	39	—	39
Russia business exit	—	—	47	—
Other	(30)	(34)	(74)	(54)
Total	$109	389	229	876

Intangibles amortization for the three and six months ended March 31, 2024 included $141 and $280, respectively, related to the NI acquisition. Foreign currency transaction losses for the three and six months ended March 31, 2023 included a mark-to-market loss of $14 and a gain of $21, respectively, related to foreign currency forward contracts that were terminated in June 2023. The Company recognized a mark-to-market gain of $35 for the three months ended March 31, 2023 related to its equity investment in National Instruments Corporation. Other is composed of several items, including a portion of pension expense, litigation costs, provision for bad debt and other items, none of which is individually significant.

(8) RESTRUCTURING COSTS

Restructuring expense reflects costs associated with the Company’s ongoing efforts to improve operational efficiency and deploy assets globally in order to remain competitive on a worldwide basis. The Company expects fiscal 2024 restructuring expense and related costs to be approximately $230, including costs to complete actions initiated in the first six months of the year.

Restructuring expense by business segment follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2024	2023	2024

Final Control	$2	(7)	1	(4)
Measurement & Analytical	—	1	1	4
Discrete Automation	7	7	8	17
Safety & Productivity	2	1	2	1
Intelligent Devices	11	2	12	18

Control Systems & Software	5	3	6	4
Test & Measurement	—	14	—	54
AspenTech	—	—	—	—
Software and Control	5	17	6	58

Corporate	3	11	11	37

Total	$19	30	29	113
Corporate restructuring of $11 and $37 for the three and six months ended March 31, 2024, respectively, is comprised almost entirely of integration-related stock compensation expense attributable to NI.
Details of the change in the liability for restructuring costs during the six months ended March 31, 2024 follow:

	Sept 30, 2023	Expense	Utilized/Paid	Mar 31, 2024

Severance and benefits	$85	95	100	80
Other	2	18	15	5
Total	$87	113	115	85
The tables above do not include $7 and $3 of costs related to restructuring actions incurred for the three months ended March 31, 2023 and 2024, respectively, that are required to be reported in cost of sales and selling, general and administrative expenses; year-to-date amounts are $12 and $7, respectively.

(9) TAXES

Income taxes were $149 in the second quarter of fiscal 2024 and $134 in 2023, resulting in effective tax rates of 23 percent and 21 percent, respectively. The current year rate was negatively impacted by approximately 2 percentage points due to the loss on divestiture (see Note 4), which was nondeductible for tax purposes.

Income taxes were $156 in the first six of months of fiscal 2024 and $232 in 2023, resulting in effective tax rates of 20 percent and 22 percent, respectively. The current year rate included a $57 ($0.10 per share) benefit related to discrete tax items, partially offset by unfavorable impacts from inventory step-up amortization and the loss on divestiture noted above. In total, the net impact of these items benefited the rate by approximately 1 percentage point.

(10) EQUITY METHOD INVESTMENT AND NOTE RECEIVABLE

As discussed in Note 5, the Company completed the divestiture of a majority stake in Copeland on May 31, 2023, and received upfront, pre-tax cash proceeds of approximately $9.7 billion and a note receivable with a face value of $2.25 billion, while retaining a 40 percent non-controlling common equity interest in Copeland.
The Company records its share of Copeland's income or loss using the equity method of accounting. For the three and six months ended March 31, 2024 the Company recorded a loss of $59 and $95, respectively, in Other deductions to reflect its share of Copeland's losses and a tax benefit of $13 and $22, respectively, in Income taxes related to Copeland's U.S. business, which is taxed as a partnership (in total, a loss of $0.08 and $0.12 per share, respectively). The Company recognized non-cash interest income on the note receivable of $31 and $62 for the three and six months ended March 31, 2024, respectively, which is reported in Interest income from related party and capitalized to the carrying value of the note.
As of March 31, 2024, the carrying values of the retained equity investment and note receivable were $1,036 and $2,155, respectively.
Summarized financial information for Copeland for the three and six months ended March 31, 2024 is as follows.

	Three Months Ended March 31,	Six Months Ended March 31,
	2024	2024
Net sales	$1,175	$2,199
Gross profit	$412	$757
Income (loss) from continuing operations	$(147)	$(240)
Net income (loss)	$(147)	$(240)
Net income (loss) attributable to shareholders	$(148)	$(238)
(11) OTHER FINANCIAL INFORMATION

	Sept 30, 2023	Mar 31, 2024
Inventories
Finished products	$446	593
Raw materials and work in process	1,560	1,764
Total	$2,006	2,357

Property, plant and equipment, net
Property, plant and equipment, at cost	$5,524	5,976
Less: Accumulated depreciation	3,161	3,287
Total	$2,363	2,689

Goodwill by business segment
Final Control	$2,660	2,682
Measurement & Analytical	1,545	1,560
Discrete Automation	892	908
Safety & Productivity	388	399
Intelligent Devices	5,485	5,549

Control Systems & Software	668	671
Test & Measurement	—	3,415
AspenTech	8,327	8,329
Software and Control	8,995	12,415

Total	$14,480	17,964

	Sept 30, 2023	Mar 31, 2024
Other intangible assets
Gross carrying amount	$10,111	15,484
Less: Accumulated amortization	3,848	4,508
Net carrying amount	$6,263	10,976
Other intangible assets include customer relationships, net, of $3,353 and $6,501 and intellectual property, net, of $2,707 and $4,247 as of September 30, 2023 and March 31, 2024, respectively.
The increase in goodwill and intangibles was primarily due to the NI acquisition. See Note 4.

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2024	2023	2024
Depreciation and amortization expense include the following:
Depreciation expense	$72	79	146	158
Amortization of intangibles (includes $49, $49, $98 and $98 reported in Cost of Sales, respectively)	168	322	335	645
Amortization of capitalized software	23	23	42	43
Total	$263	424	523	846
Amortization of intangibles included $141 and $280 related to the NI acquisition for the three and six months ended March 31, 2024.

	Sept 30, 2023	Mar 31, 2024
Other assets include the following:
Pension assets	$995	1,053
Operating lease right-of-use assets	550	686
Unbilled receivables (contract assets)	559	528
Deferred income taxes	100	63
Asbestos-related insurance receivables	53	48

Accrued expenses include the following:
Customer advances (contract liabilities)	$861	1,100
Employee compensation	618	531
Income taxes	207	220
Operating lease liabilities (current)	144	155
Product warranty	84	74

Other liabilities include the following:
Deferred income taxes	$1,959	2,654
Operating lease liabilities (noncurrent)	404	511
Pension and postretirement liabilities	435	447
Asbestos litigation	173	164
The increase in deferred income tax liabilities reflects the impact of the NI acquisition. See Note 4.

(12) FINANCIAL INSTRUMENTS
Hedging Activities – As of March 31, 2024, the notional amount of foreign currency hedge positions was approximately $3.2 billion. All derivatives receiving hedge accounting are cash flow hedges. The majority of hedging gains and losses deferred as of March 31, 2024 are expected to be recognized over the next 12 months as the underlying forecasted transactions occur. Gains and losses on foreign currency derivatives reported in Other deductions, net reflect hedges of balance sheet exposures that do not receive hedge accounting.
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
The following gains and losses are included in earnings and other comprehensive income (OCI) for the three and six months ended March 31, 2023 and 2024:

		Into Earnings				Into OCI
		2nd Quarter		Six Months		2nd Quarter		Six Months
Gains (Losses)	Location	2023	2024	2023	2024	2023	2024	2023	2024
Commodity	Cost of sales	$(2)	—	(10)	—	8	—	19	—
Foreign currency	Sales	(1)	—	(2)	—	(1)	(5)	3	2
Foreign currency	Cost of sales	10	3	18	6	17	6	14	7
Foreign currency	Other deductions, net	(22)	(26)	(17)	(11)

Net Investment Hedges
Euro denominated debt			—		—	(14)	3	(137)	(52)
Total		$(15)	(23)	(11)	(5)	10	4	(101)	(43)

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
Fair Value Measurement – Valuations for all derivatives, the Company's note receivable from Copeland, and the Company's long-term debt fall within Level 2 of the GAAP valuation hierarchy. The fair value of the note receivable as of March 31, 2024 was approximately $2.0 billion, which was lower than the carrying value by approximately $100. See Note 10 for further details. As of March 31, 2024, the fair value of long-term debt was approximately $7.2 billion, which was lower than the carrying value by $963. The fair value of foreign currency contracts, which are reported in Other current assets and Accrued expenses, did not materially change since September 30, 2023. Commodity contracts related to discontinued operations and were novated to Copeland upon the completion of the transaction.
Counterparties to derivatives arrangements are companies with investment-grade credit ratings. The Company has bilateral collateral arrangements with counterparties with credit rating-based posting thresholds that vary depending on the arrangement. If credit ratings on the Company's debt fall below pre-established levels, counterparties can require immediate full collateralization of all derivatives in net liability positions. The maximum amount that could potentially have been required was immaterial. The Company also can demand full collateralization of derivatives in net asset positions should any counterparty credit ratings fall below certain thresholds. No collateral was posted with counterparties and none was held by the Company as of March 31, 2024.

(13) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Activity in Accumulated other comprehensive income (loss) for the three and six months ended March 31, 2023 and 2024 is shown below, net of income taxes:
	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2024	2023	2024
Foreign currency translation
Beginning balance	$(1,029)	(840)	(1,265)	(1,012)
Other comprehensive income (loss), net of tax of $4, $(1), $32 and $12, respectively	111	(17)	347	155
Reclassification to loss on divestiture of business	—	23	—	23
Ending balance	(918)	(834)	(918)	(834)

Pension and postretirement
Beginning balance	(238)	(259)	(222)	(247)
Amortization of deferred actuarial losses into earnings, net of tax of $3, $2, $7 and $4, respectively	(17)	(12)	(33)	(24)
Ending balance	(255)	(271)	(255)	(271)

Cash flow hedges
Beginning balance	12	9	2	6
Gains deferred during the period, net of taxes of $(6), $0, $(9) and $(2), respectively	18	1	27	7
Reclassification of realized (gains) losses to sales and cost of sales, net of tax of $2, $1, $2 and $1, respectively	(5)	(2)	(4)	(5)

Ending balance	25	8	25	8

Accumulated other comprehensive income (loss)	$(1,148)	(1,097)	(1,148)	(1,097)

(14) BUSINESS SEGMENTS

As disclosed in Note 4, the Company completed the acquisition of NI on October 11, 2023. NI is now referred to as Test & Measurement and reported as a new segment in the Software and Control business group.

Summarized information about the Company's results of operations by business segment follows:

	Three Months Ended March 31,				Six Months Ended March 31,
	Sales		Earnings (Loss)		Sales		Earnings (Loss)
	2023	2024	2023	2024	2023	2024	2023	2024

Final Control	$992	1,051	215	259	1,854	1,991	373	453
Measurement & Analytical	888	1,013	229	274	1,637	1,960	404	509
Discrete Automation	683	632	133	116	1,301	1,245	254	213
Safety & Productivity	361	365	83	83	671	687	146	151
Intelligent Devices	2,924	3,061	660	732	5,463	5,883	1,177	1,326

Control Systems & Software	623	687	127	151	1,229	1,362	234	300
Test & Measurement	—	367	—	(79)	—	749	—	(157)
AspenTech	230	278	(54)	(8)	473	535	(87)	(43)
Software and Control	853	1,332	73	64	1,702	2,646	147	100

Stock compensation			(40)	(73)			(142)	(147)
Unallocated pension and postretirement costs			46	38			91	69
Corporate and other			(47)	(103)			(111)	(502)
Loss on Copeland equity method investment			—	(59)			—	(95)
Gain on subordinated interest			—	79			—	79
Eliminations/Interest	(21)	(17)	(53)	(57)	(36)	(36)	(101)	(101)
Interest income from related party			—	31			—	62
Total	$3,756	4,376	639	652	7,129	8,493	1,061	791
Stock compensation for the three months and six months ended March 31, 2024 included $14 and $44 of integration-related stock compensation expense attributable to NI (of which $10 and $36, respectively, was reported as restructuring costs). Corporate and other for the three and six months ended March 31, 2024 included acquisition/divestiture fees and related costs of $16 and $146, respectively, and a divestiture loss of $39, while year-to-date also includes acquisition-related inventory step-up amortization of $231. Corporate and other for the six months ended March 31, 2023 included a loss of $47 related to the Company's exit of business operations in Russia and a mark-to-market gain of $35 related to its equity investment in National Instruments Corporation.

Depreciation and amortization (includes intellectual property, customer relationships and capitalized software) by business segment are summarized below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2024	2023	2024
Final Control	$45	39	90	79
Measurement & Analytical	28	33	58	73
Discrete Automation	22	21	43	43
Safety & Productivity	15	15	29	29
Intelligent Devices	110	108	220	224

Control Systems & Software	24	28	45	49
Test & Measurement	—	153	—	304
AspenTech	123	124	246	247
Software and Control	147	305	291	600

Corporate and other	6	11	12	22
Total	$263	424	523	846

Test & Measurement depreciation and amortization for the three and six months ended March 31, 2024 included intangibles amortization of $141 and $280 due to the acquisition.
Sales by geographic destination, Americas, Asia, Middle East & Africa ("AMEA") and Europe, are summarized below:

	Three Months Ended March 31,				Three Months Ended March 31,
	2023				2024
	Americas	AMEA	Europe	Total	Americas	AMEA	Europe	Total
Final Control	$494	362	136	992	513	404	134	1,051
Measurement & Analytical	455	304	129	888	512	334	167	1,013
Discrete Automation	311	184	188	683	294	161	177	632
Safety & Productivity	272	16	73	361	269	19	77	365
Intelligent Devices	1,532	866	526	2,924	1,588	918	555	3,061

Control Systems & Software	314	186	123	623	321	217	149	687
Test & Measurement	—	—	—	—	162	98	107	367
AspenTech	114	61	55	230	121	73	84	278
Software and Control	428	247	178	853	604	388	340	1,332

Total	$1,960	1,113	704	3,777	2,192	1,306	895	4,393

	Six Months Ended March 31,				Six Months Ended March 31,
	2023				2024
	Americas	AMEA	Europe	Total	Americas	AMEA	Europe	Total
Final Control	$940	670	244	1,854	967	774	250	1,991
Measurement & Analytical	851	550	236	1,637	987	659	314	1,960
Discrete Automation	602	359	340	1,301	580	323	342	1,245
Safety & Productivity	508	33	130	671	512	35	140	687
Intelligent Devices	2,901	1,612	950	5,463	3,046	1,791	1,046	5,883

Control Systems & Software	608	371	250	1,229	646	426	290	1,362
Test & Measurement	—	—	—	—	326	197	226	749
AspenTech	226	124	123	473	261	133	141	535
Software and Control	834	495	373	1,702	1,233	756	657	2,646

Corporate and other
Total	$3,735	2,107	1,323	7,165	4,279	2,547	1,703	8,529

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

For the second quarter of fiscal 2024, net sales were $4.4 billion, up 17 percent compared with the prior year. Underlying sales, which exclude foreign currency translation, acquisitions and divestitures, were up 8 percent. Foreign currency translation had a 1 percent unfavorable impact and the Test & Measurement acquisition added 10 percent.
Earnings from continuing operations attributable to common stockholders were $501, down 6 percent, and diluted earnings per share from continuing operations were $0.87, down 5 percent compared with $0.92 in the prior year. Adjusted diluted earnings per share from continuing operations were $1.36, up 25 percent compared with $1.09 in the prior year, reflecting the strong sales growth and operating performance, as well as an $0.11 contribution from Test & Measurement.

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

Three Months Ended March 31,	2023	2024

Diluted earnings from continuing operations per share	$0.92	0.87

Amortization of intangibles	0.16	0.36
Restructuring and related costs	0.04	0.05
Acquisition/divestiture fees and related costs	0.01	0.03
Loss on divestiture of business	—	0.07
Gain on subordinated interest	—	(0.10)
National Instruments investment gain	(0.05)	—
AspenTech Micromine purchase price hedge	0.01	—
Loss on Copeland equity method investment	—	0.08

Adjusted diluted earnings from continuing operations per share	$1.09	1.36

The table below summarizes the changes in adjusted diluted earnings per share from continuing operations. The items identified below are discussed throughout MD&A, see further discussion above and in the Business Segments and Financial Position sections below.

Three Months Ended
Adjusted diluted earnings from continuing operations per share - March 31, 2023	$1.09

Operations	0.27
Corporate and other	0.02
Stock compensation	(0.04)
Foreign currency	(0.02)
Pensions	(0.01)
Effective tax rate	0.01
Interest income from related party	0.04

Adjusted diluted earnings from continuing operations per share - March 31, 2024	$1.36

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31

Following is an analysis of the Company’s operating results for the second quarter ended March 31, 2023, compared with the second quarter ended March 31, 2024.

	2023	2024	Change
(dollars in millions, except per share amounts)

Net sales	$3,756	4,376	17%
Gross profit	$1,801	2,284	27%
Percent of sales	47.9%	52.2%	4.3 pts

SG&A	$1,000	1,296	30%
Percent of sales	26.7%	29.6%	2.9 pts

Gain on subordinated interest	$—	(79)
Other deductions, net	$109	389
Amortization of intangibles	$119	273
Restructuring costs	$19	30

Interest expense, net	$53	57
Interest income from related party	$—	(31)

Earnings from continuing operations before income taxes	$639	652	2%
Percent of sales	17.0%	14.9%	(2.1) pts
Earnings from continuing operations common stockholders	$530	501	(6)%
Percent of sales	14.2%	11.4%	(2.8) pts
Net earnings common stockholders	$792	501	(37)%

Diluted EPS - Earnings from continuing operations	$0.92	0.87	(5)%
Diluted EPS - Net earnings	$1.38	0.87	(37)%

Adjusted Diluted EPS - Earnings from continuing operations	$1.09	1.36	25%

Net sales for the second quarter of fiscal 2024 were $4.4 billion, up 17 percent compared with 2023. Intelligent Devices sales were up 5 percent, while Software and Control sales were up 56 percent, which included the impact of the Test & Measurement acquisition. Underlying sales were up 8 percent on 5 percent higher volume and 3 percent higher price. Foreign currency translation had a 1 percent unfavorable impact and the Test & Measurement acquisition added 10 percent. Underlying sales were up 2 percent in the U.S. and up 12 percent internationally. The Americas was up 4 percent, Europe was up 12 percent, and Asia, Middle East & Africa was up 11 percent (China down 3 percent).

Cost of sales for the second quarter of fiscal 2024 were $2,092, an increase of $137 compared with 2023, reflecting the impact of higher volume and the Test & Measurement acquisition. Gross margin of 52.2 percent increased 4.3 percentage points, reflecting the Test & Measurement acquisition, higher price and leverage on higher sales.
Selling, general and administrative (SG&A) expenses of $1,296 increased $296 and SG&A as a percent of sales increased 2.9 percentage points to 29.6 percent compared with the prior year, reflecting the impact of the Test & Measurement acquisition and higher stock compensation expense, partially offset by strong operating leverage on higher sales.
In the second quarter of fiscal 2024, the Company received its final distribution of $79 related to its subordinated interest in Vertiv.
Other deductions, net were $389 for the second quarter of fiscal 2024, an increase of $280 compared with the prior year. The current year included intangibles amortization related to the Test & Measurement acquisition of $141, restructuring costs of $30, a loss of $59 on the Company's equity method investment in Copeland and a divestiture loss of $39. The prior year included a mark-to-market gain of $35 related to its equity investment in National Instruments Corporation and a mark-to-market loss of $14 related to foreign currency forward contracts that were terminated in June 2023. See Note 7 and Note 10.

Pretax earnings from continuing operations of $652 increased $13, up 2 percent compared with the prior year. Earnings increased $72 in Intelligent Devices and decreased $9 in Software and Control, see the Business Segments discussion that follows and Note 14.

Income taxes were $149 in the second quarter of fiscal 2024 and $134 in 2023, resulting in effective tax rates of 23 percent and 21 percent, respectively. The current year rate was negatively impacted by approximately 2 percentage points due to the loss on divestiture (see Note 4), which was nondeductible for tax purposes.

Earnings from continuing operations attributable to common stockholders were $501, down 6 percent, and diluted earnings per share from continuing operations were $0.87, down 5 percent compared with $0.92 in the prior year. Adjusted diluted earnings per share from continuing operations were $1.36 compared with $1.09 in the prior year, reflecting strong operating results. See the analysis above of adjusted earnings per share for further details.

Earnings from discontinued operations were $262 ($0.46 per share) in the prior year. See Note 5.

Net earnings common stockholders in the second quarter of fiscal 2024 were $501 compared with $792 in the prior year, and earnings per share were $0.87 compared with $1.38 in the prior year.

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

Three Months Ended March 31,	2023	2024	Change

Earnings from continuing operations before income taxes	$639	652	2%
Percent of sales	17.0%	14.9%	(2.1) pts
Interest expense, net	53	57
Interest income from related party	—	(31)
Amortization of intangibles	168	322
Restructuring and related costs	26	33
Acquisition/divestiture fees and related costs	10	20
Loss on divestiture of business	—	39
Gain on subordinated interest	—	(79)
National Instruments investment gain	(35)	—
AspenTech Micromine purchase price hedge	14	—
Loss on Copeland equity method investment	—	59

Adjusted EBITA from continuing operations	$875	1,072	23%
Percent of sales	23.3%	24.5%	1.2 pts

Business Segments
Following is an analysis of operating results for the Company’s business segments for the second quarter ended March 31, 2023, compared with the second quarter ended March 31, 2024. The Company defines segment earnings as earnings before interest and taxes. See Note 14 for a discussion of the Company's business segments.

INTELLIGENT DEVICES

	2023	2024	Change	FX	Acq/Div	U/L

Sales:
Final Control	$992	1,051	6%	1%	—%	7%
Measurement & Analytical	888	1,013	14%	1%	1%	16%
Discrete Automation	683	632	(8)%	1%	—%	(7)%
Safety & Productivity	361	365	1%	—%	—%	1%
Total	$2,924	3,061	5%	1%	—%	6%

Earnings:
Final Control	$215	259	21%
Measurement & Analytical	229	274	19%
Discrete Automation	133	116	(13)%
Safety & Productivity	83	83	—%
Total	$660	732	11%
Margin	22.6%	23.9%	1.3 pts

Amortization of intangibles:
Final Control	$22	22
Measurement & Analytical	5	12
Discrete Automation	7	8
Safety & Productivity	7	7
Total	$41	49

Restructuring and related costs:
Final Control	$9	(7)
Measurement & Analytical	—	1
Discrete Automation	7	7
Safety & Productivity	2	1
Total	$18	2

Adjusted EBITA	$719	783	9%
Adjusted EBITA Margin	24.6%	25.6%	1.0 pts
Intelligent Devices sales were $3.1 billion in the second quarter of 2024, an increase of $137, or 5 percent. Underlying sales increased 6 percent on 3 percent higher volume and 3 percent higher price. Underlying sales increased 4 percent in the Americas, Europe increased 6 percent and Asia, Middle East & Africa was up 9 percent (China down 5 percent). Final Control sales increased $59, or 6 percent, reflecting strength in energy and power end markets, particularly in Asia, Middle East & Africa. Sales for Measurement & Analytical increased $125, or 14 percent, reflecting robust growth in all geographies and strong backlog conversion. Discrete Automation sales decreased $51, or 8 percent, reflecting softness in all geographies driven in part by lower factory automation demand. Safety & Productivity sales increased $4, or 1 percent, as modest growth in Europe and strength in Asia, Middle Ease & Africa was largely offset by softness in the Americas. Earnings for Intelligent Devices were $732, an increase of $72, or 11 percent, and margin increased 1.3 percentage points to 23.9 percent. Adjusted EBITA margin was 25.6 percent, an increase of 1.0 percentage points, reflecting leverage on higher sales, favorable mix and favorable price less net material inflation, partially offset by increases in other costs.

SOFTWARE AND CONTROL

	2023	2024	Change	FX	Acq/Div	U/L

Sales:
Control Systems & Software	$623	687	11%	1%	—%	12%
Test & Measurement	—	367	—%
AspenTech	230	278	21%	—%	—%	21%
Total	$853	1,332	56%	1%	(43)%	14%

Earnings:
Control Systems & Software	$127	151	19%
Test & Measurement	—	(79)	—%
AspenTech	(54)	(8)	84%
Total	$73	64	(14)%
Margin	8.6%	4.7%	(3.9) pts

Amortization of intangibles:
Control Systems & Software	$5	11
Test & Measurement	—	141
AspenTech	122	121
Total	$127	273

Restructuring and related costs:
Control Systems & Software	$5	3
Test & Measurement	—	16
AspenTech	—	—
Total	$5	19

Adjusted EBITA	$205	356	73%
Adjusted EBITA Margin	24.1%	26.7%	2.6 pts

Software and Control sales were $1,332 in the second quarter of 2024, an increase of $479, or 56 percent compared to the prior year, reflecting the impact of the Test & Measurement acquisition and strong growth in Control Systems & Software. Underlying sales were up 14 percent on 11 percent higher volume and 3 percent higher price. Underlying sales increased 4 percent in the Americas, 31 percent in Europe and 20 percent in Asia, Middle East & Africa (China up 9 percent). Control Systems & Software sales increased $64, or 11 percent, reflecting strong international demand in process end markets and strong demand in power end markets in the Americas. Test & Measurement sales were $367 in the second quarter, reflecting the acquisition. AspenTech sales increased $48, or 21 percent, primarily due to higher license and maintenance revenue. Earnings for Software and Control decreased $9, down 14 percent, and margin decreased 3.9 percentage points due to the Test & Measurement loss which reflected significant intangibles amortization and restructuring. Adjusted EBITA margin increased 2.6 percentage points, reflecting leverage on higher sales and higher price.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31

Following is an analysis of the Company’s operating results for the six months ended March 31, 2023, compared with the six months ended March 31, 2024.

	2023	2024	Change
(dollars in millions, except per share amounts)

Net sales	$7,129	8,493	19%
Gross profit	$3,421	4,200	23%
Percent of sales	48.0%	49.5%	1.5 pts

SG&A	$2,030	2,573	27%
Percent of sales	28.5%	30.3%	1.8 pts

Gain on subordinated interest	$—	(79)
Other deductions, net	$229	876
Amortization of intangibles	$237	547
Restructuring costs	$29	113

Interest expense, net	$101	101
Interest income from related party	$—	(62)

Earnings from continuing operations before income taxes	$1,061	791	(25)%
Percent of sales	14.9%	9.3%	(5.6) pts
Earnings from continuing operations common stockholders	$859	643	(25)%
Percent of sales	12.0%	7.6%	(4.4) pts
Net earnings common stockholders	$3,123	643	(79)%

Diluted EPS - Earnings from continuing operations	$1.48	1.12	(24)%
Diluted EPS - Net earnings	$5.38	1.12	(79)%

Adjusted Diluted EPS - Earnings from continuing operations	$1.86	2.58	39%

Net sales for the first six months of 2024 were $8.5 billion, up 19 percent compared with 2023. Intelligent Devices sales were up 8 percent, while Software and Control sales were up 56 percent, which included the impact of the Test & Measurement acquisition. Underlying sales were up 9 percent on 6.5 percent higher volume and 2.5 percent higher price. Foreign currency translation had a negligible impact, the Test & Measurement acquisition added 11 percent and the divestiture of Metran deducted 1 percent. Underlying sales increased 6 percent in the U.S. and increased 12 percent internationally. The Americas was up 6 percent, Europe was up 11 percent and Asia, Middle East & Africa was up 13 percent (China was up 3 percent).

Cost of sales for 2024 were $4,293, an increase of $585 versus $3,708 in 2023, reflecting the impact of higher volume and the Test & Measurement acquisition. Gross margin of 49.5 percent increased 1.5 percentage points, reflecting the Test & Measurement acquisition, higher price and leverage on higher sales, partially offset by the impact from acquisition-related inventory step-up amortization of $231, which negatively impacted margins by approximately 2.7 percentage points.

SG&A expenses of $2,573 increased $543 and SG&A as a percent of sales increased 1.8 percentage points to 30.3 percent, reflecting the impact of the Test & Measurement acquisition, partially offset by strong operating leverage on higher sales.
In the second quarter of fiscal 2024, the Company received its final distribution of $79 related to its subordinated interest in Vertiv.

Other deductions, net were $876 in 2024, an increase of $647 compared with the prior year. The current year included intangibles amortization related to the Test & Measurement acquisition of $280, restructuring costs of $113, acquisition/divestiture costs of $85, a loss of $95 on the Company's equity method investment in Copeland and a divestiture loss of $39. The prior year included a charge of $47 related to the Company exiting its business in Russia, a mark-to-market gain of $35 related to its equity investment in National Instruments Corporation and a mark-to-market gain of $21 related to foreign currency forward contracts that were terminated in June 2023. See Note 7 and Note 10.
Pretax earnings from continuing operations of $791 decreased $270 compared with prior year. Earnings increased $149 in Intelligent Devices and decreased $47 in Software and Control, see the Business Segments discussion that follows and Note 14.

Income taxes were $156 in the first six of months of fiscal 2024 and $232 in 2023, resulting in effective tax rates of 20 percent and 22 percent, respectively. The current year rate included a $57 ($0.10 per share) benefit related to discrete tax items, partially offset by unfavorable impacts from inventory step-up amortization and the loss on divestiture noted above. In total, the net impact of these items benefited the rate by approximately 1 percentage point.

Earnings from continuing operations attributable to common stockholders were $643, down 25 percent compared with the prior year, and diluted earnings per share from continuing operations were $1.12, down 24 percent compared with $1.48 in 2023. See the analysis above of adjusted earnings per share for further details.

Earnings from discontinued operations were $2,264 ($3.90 per share) in the prior year, reflecting the $2.1 billion after-tax gain on the InSinkErator divestiture. See Note 5.

Net earnings common stockholders were $643 ($1.12 per share) compared with $3,123 ($5.38 per share) in the prior year.

The table below presents the Company's diluted earnings per share on an adjusted basis to facilitate period-to-period comparisons and provide additional insight into the underlying, ongoing operating performance of the Company.

Six Months Ended March 31,	2023	2024

Diluted earnings from continuing operations per share	$1.48	1.12

Amortization of intangibles	0.30	0.73
Restructuring and related costs	0.06	0.17
Discrete taxes	—	(0.10)
Amortization of acquisition-related inventory step-up	—	0.38
Acquisition/divestiture fees and related costs	0.01	0.19
Loss on divestiture of business	—	0.07
Gain on subordinated interest	—	(0.10)
National Instruments investment gain	(0.05)	—
AspenTech Micromine purchase price hedge	(0.02)	—
Loss on Copeland equity method investment	—	0.12
Russia business exit charge	0.08	—

Adjusted diluted earnings from continuing operations per share	$1.86	2.58

The table below summarizes the changes in adjusted diluted earnings per share. The items identified below are discussed throughout MD&A, see further discussion above and in the Business Segments and Financial Position sections below.

Six Months Ended
Adjusted diluted earnings from continuing operations per share - March 31, 2023	$1.86

Operations	0.59
Corporate and other	0.03
Stock compensation	0.05
Foreign currency	(0.02)
Pensions	(0.02)
Effective tax rate	(0.01)
Interest income from related party	0.08
Share count	0.02

Adjusted diluted earnings from continuing operations per share - March 31, 2024	$2.58

The table below, which shows results on an adjusted EBITA basis, is intended to supplement the Company's discussion of its results of operations herein.

Six Months Ended March 31,	2023	2024	Change

Earnings from continuing operations before income taxes	$1,061	791	(25)%
Percent of sales	14.9%	9.3%	(5.6) pts
Interest expense, net	101	101
Interest income from related party	—	(62)
Amortization of intangibles	335	645
Restructuring and related costs	41	120
Acquisition/divestiture fees and related costs	10	154
Loss on divestiture of business	—	39
Amortization of acquisition-related inventory step-up	—	231
Gain on subordinated interest	—	(79)
National Instruments investment gain	(35)	—
AspenTech Micromine purchase price hedge	(21)	—
Loss on Copeland equity method investment	—	95
Russia business exit charge	47	—
Adjusted EBITA from continuing operations	$1,539	2,035	32%
Percent of sales	21.6%	24.0%	2.4 pts

Business Segments
Following is an analysis of operating results for the Company’s business segments for the six months ended March 31, 2023, compared with the six months ended March 31, 2024. The Company defines segment earnings as earnings before interest and taxes. As a result of the Company's portfolio transformation, the Company has realigned its business segments and now reports six segments and two business groups. See Note 14.

INTELLIGENT DEVICES

	2023	2024	Change	FX	Acq/Div	U/L

Sales:
Final Control	$1,854	1,991	7%	—%	1%	8%
Measurement & Analytical	1,637	1,960	20%	—%	2%	22%
Discrete Automation	1,301	1,245	(4)%	(1)%	—%	(5)%
Safety & Productivity	671	687	2%	—%	—%	2%
Total	$5,463	5,883	8%	—%	—%	8%

Earnings:
Final Control	$373	453	22%
Measurement & Analytical	404	509	26%
Discrete Automation	254	213	(16)%
Safety & Productivity	146	151	3%
Total	$1,177	1,326	13%
Margin	21.5%	22.5%	1.0 pts

Amortization of intangibles:
Final Control	$44	44
Measurement & Analytical	10	32
Discrete Automation	14	17
Safety & Productivity	13	13
Total	$81	106

Restructuring and related costs:
Final Control	$13	—
Measurement & Analytical	1	4
Discrete Automation	8	17
Safety & Productivity	2	1
Total	$24	22

Adjusted EBITA	$1,282	1,454	13%
Adjusted EBITA Margin	23.5%	24.7%	1.2 pts

Intelligent Devices sales were $5.9 billion in the first six months of 2024, an increase of $420, or 8 percent. Underlying sales increased 8 percent on 6 percent higher volume and 2 percent higher price. Underlying sales increased 5 percent in the Americas, Europe increased 10 percent, and Asia, Middle East & Africa was up 13 percent (China up 2 percent). Final Control sales increased $137, or 7 percent, reflecting strength in energy and power end markets. Sales for Measurement & Analytical increased $323, or 20 percent, reflecting robust growth in all geographies and strong backlog conversion. Discrete Automation sales decreased $56, or 4 percent, reflecting softness in all geographies. Safety & Productivity sales increased $16, or 2 percent, reflecting slight growth in the Americas, moderate growth in Europe and strength in Asia, Middle East & Africa. Earnings for Intelligent Devices were $1,326, an increase of $149, or 13 percent, and margin increased 1.0 percentage points to 22.5 percent. Adjusted EBITA margin was 24.7 percent, an increase of 1.2 percentage points, reflecting leverage on higher sales, favorable mix and favorable price less net material inflation, partially offset by increases in other costs.

SOFTWARE AND CONTROL

	2023	2024	Change	FX	Acq/Div	U/L

Sales:
Control Systems & Software	$1,229	1,362	11%	—%	—%	11%
Test & Measurement	—	749	—%
AspenTech	473	535	13%	—%	—%	13%
Total	$1,702	2,646	56%	—%	(44)%	12%

Earnings:
Control Systems & Software	$234	300	29%
Test & Measurement	—	(157)	—%
AspenTech	(87)	(43)	50%
Total	$147	100	(32)%
Margin	8.6%	3.8%	(4.8) pts

Amortization of intangibles:
Control Systems & Software	$11	16
Test & Measurement	—	280
AspenTech	243	243
Total	$254	539

Restructuring and related costs:
Control Systems & Software	$6	4
Test & Measurement	—	56
AspenTech	—	—
Total	$6	60

Adjusted EBITA	$407	699	72%
Adjusted EBITA Margin	23.9%	26.4%	2.5 pts

Software and Control sales were $2,646 in the first six months of 2024, an increase of $944, or 56 percent compared to the prior year, reflecting the impact of the Test & Measurement acquisition. Underlying sales were up 12 percent on 9 percent higher volume and 3 percent higher price. Underlying sales increased 9 percent in the Americas, 16 percent in Europe and 14 percent in Asia, Middle East & Africa (China up 7 percent). Control Systems & Software sales increased $133, or 11 percent, reflecting global strength in process end markets while power end markets were up strong in the Americas and Europe. Test & Measurement sales were $749 in the first six months of 2024, reflecting the acquisition. AspenTech sales increased $62, or 13 percent, reflecting higher license, maintenance and services revenue. Earnings for Software and Control decreased $47, down 32 percent, and margin decreased 4.8 percentage points, reflecting the impact from $280 of incremental intangibles amortization related to the Test & Measurement acquisition. Adjusted EBITA margin increased 2.5 percentage points, reflecting leverage on higher sales and higher price.

FINANCIAL CONDITION
Key elements of the Company's financial condition as of and for the six months ended March 31, 2024 as compared to the year ended September 30, 2023 and the six months ended March 31, 2023 follow.

	Mar 31, 2023		Sept 30, 2023		Mar 31, 2024
Operating working capital	$1,140		$1,283		$2,182
Current ratio	1.2		2.7		1.2
Total debt-to-total capital	47.1%		28.3%		34.0%
Net debt-to-net capital	41.6%		0.5%		28.8%
Interest coverage ratio	8.6	X	11.5	X	5.5	X
Operating working capital increased due to the acquisition of NI and changes in accrued expenses. As of March 31, 2024, Emerson's cash and equivalents totaled $2,318, which included approximately $180 attributable to AspenTech. The cash held by AspenTech is intended to be used for its own purposes and is not available to return to Emerson shareholders.
The current ratio decreased compared to September 30, 2023, reflecting the decrease in cash and increase in short-term borrowings used to support the NI acquisition. The interest coverage ratio (earnings before income taxes plus interest expense, divided by interest expense) of 5.5X for the first six months of fiscal 2024 compares to 8.6X for the six months ended March 31, 2023, reflecting lower GAAP pretax earnings largely due to the NI acquisition. Excluding the impact from acquisition-related inventory step-up amortization of $231, higher intangibles amortization of $310, acquisition/divestiture fees and related costs of $154, higher restructuring and related costs of $79, the loss of $95 on the Copeland equity method investment and the gain on subordinated interest of $79, the interest coverage ratio was 10.1X.
Operating cash flow from continuing operations for the first six months of fiscal 2024 was $1,201, an increase of $324 compared with $877 in the prior year, reflecting higher earnings (excluding the impact of items related to the NI acquisition). Acquisition-related costs and integration activities negatively impacted operating cash flow in the current year by approximately $170. AspenTech generated operating cash flow of approximately $170 compared to approximately $180 in the prior year. Free cash flow from continuing operations of $1,042 in the first six months of fiscal 2024 (operating cash flow of $1,201 less capital expenditures of $159) increased $286 compared to free cash flow of $756 in 2023 (operating cash flow of $877 less capital expenditures of $121), reflecting the increase in operating cash flow, partially offset by higher capital expenditures. Cash used in investing activities from continuing operations was $8,490, reflecting the acquisition of NI. Cash provided by financing activities from continuing operations was $1,613, reflecting an increase in short-term borrowings of $2,464, partially offset by share repurchases and dividends.
Total cash provided by operating activities was $1,158 including the impact of discontinued operations, and increased $672 compared with $486 in the prior year.
Emerson maintains a conservative financial structure to provide the strength and flexibility necessary to achieve our strategic objectives and has been successful in efficiently deploying cash where needed worldwide to fund operations, complete acquisitions and sustain long-term growth. Emerson is in a strong financial position, with total assets of $46 billion and common stockholders' equity of $21 billion, and has the resources available for reinvestment in existing businesses, strategic acquisitions and managing its capital structure on a short- and long-term basis.

FISCAL 2024 OUTLOOK
For the full year, consolidated net sales from continuing operations are expected to be up 15 percent to 16 percent, with underlying sales up 5.5 percent to 6.5 percent excluding a 10 percent impact from the NI acquisition and a 0.5 percent unfavorable impact from foreign currency. Earnings per share from continuing operations are expected to be $2.98 to $3.08, while adjusted earnings per share from continuing operations are expected to be $5.40 to $5.50 (see the following reconciliation).

Outlook for Fiscal 2024 Earnings Per Share	2024

Diluted earnings from continuing operations per share	$2.98 - $3.08

Amortization of intangibles	~ 1.43
Restructuring and related costs	~ 0.32
Loss on Copeland equity method investment	~ 0.19
Amortization of acquisition-related inventory step-up	0.38
Acquisition/divestiture fees and related costs	~ 0.23
Divestiture loss / (gain), net	(0.03)
Discrete tax benefits	(0.10)

Adjusted diluted earnings from continuing operations per share	$5.40- $5.50
Operating cash flow from continuing operations is expected to be approximately $3.1 billion and free cash flow from continuing operations, which excludes projected capital spending of approximately $0.4 billion, is expected to be approximately $2.7 billion. The fiscal 2024 outlook assumes approximately $500 million returned to shareholders through share repurchases and approximately $1.2 billion of dividend payments.
Statements in this report that are not strictly historical may be "forward-looking" statements, which involve risks and uncertainties, and Emerson undertakes no obligation to update any such statements to reflect later developments. These risks and uncertainties include the scope, duration and ultimate impacts of the Russia-Ukraine and other global conflicts, as well as economic and currency conditions, market demand, pricing, protection of intellectual property, cybersecurity, tariffs, competitive and technological factors, and inflation, among others, which are set forth in the “Risk Factors” of Part I, Item 1A, and the "Safe Harbor Statement" of Part II, Item 7, to the Company's Annual Report on Form 10-K for the year ended September 30, 2023 and in subsequent reports filed with the SEC, which are hereby incorporated by reference.
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

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during the three-month period ended March 31, 2024. In March 2020, the Board of Directors authorized the purchase of 60 million shares and a total of approximately 31.4 shares remain available for purchase under the authorization.

Item 5. Other Information
During the three-month period ended March 31, 2024, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

(a) Exhibits (Listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

10.1	Emerson Electric Co. 2024 Equity Incentive Plan, incorporated by reference to the Emerson Electric Co. 2024 Proxy Statement dated December 8, 2023, File No. 1-278, Appendix C.

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

101
Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the three and six months ended March 31, 2024 and 2023, (ii) Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2024 and 2023, (iii) Consolidated Balance Sheets as of September 30, 2023 and March 31, 2024, (iv) Consolidated Statements of Equity for the three and six months ended March 31, 2024 and 2023, (v) Consolidated Statements of Cash Flows for the six months ended March 31, 2024 and 2023, and (vi) Notes to Consolidated Financial Statements for the three and six months ended March 31, 2024 and 2023.

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
May 8, 2024