Form 10-Q
period 2024-06-30
EMERSON ELECTRIC CO
filed 2024-08-07
CIK 32604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common stock of $0.50 par value per share outstanding at June 30, 2024: 572.7 million shares.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Consolidated Statements of Earnings
EMERSON ELECTRIC CO. & SUBSIDIARIES
Three and nine months ended June 30, 2023 and 2024
(Dollars in millions, except per share amounts; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2024	2023	2024
Net sales	$3,946	4,380	11,075	12,873

Cost of sales	1,952	2,066	5,660	6,359
Selling, general and administrative expenses	1,042	1,254	3,072	3,827
Gain on subordinated interest	—	—	—	(79)
Loss on Copeland note receivable	—	279	—	279
Other deductions, net	130	294	359	1,075
Interest expense (net of interest income of $58, $32, $96 and $105, respectively)	10	56	111	157
Interest income from related party	(10)	(24)	(10)	(86)

Earnings from continuing operations before income taxes	822	455	1,883	1,341

Income taxes	168	88	400	266

Earnings from continuing operations	654	367	1,483	1,075

Discontinued operations, net of tax of $2,004, $5, $3,009 and $27, respectively	8,712	(15)	10,979	(88)

Net earnings	9,366	352	12,462	987

Less: Noncontrolling interests in subsidiaries	14	23	(13)	15

Net earnings common stockholders	$9,352	329	12,475	972

Earnings common stockholders:
Earnings from continuing operations	643	344	1,502	1,060
Discontinued operations	8,709	(15)	10,973	(88)
Net earnings common stockholders	$9,352	329	12,475	972

Basic earnings per share common stockholders:
Earnings from continuing operations	$1.12	0.60	2.61	1.85
Discontinued operations	15.24	(0.02)	19.06	(0.15)
Basic earnings per common share	$16.36	0.58	21.67	1.70

Diluted earnings per share common stockholders:
Earnings from continuing operations	$1.12	0.60	2.60	1.84
Discontinued operations	15.16	(0.03)	18.96	(0.15)
Diluted earnings per common share	$16.28	0.57	21.56	1.69

Weighted average outstanding shares:
Basic	570.9	571.9	575.1	571.4
Diluted	574.0	574.8	578.1	574.1
 See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
EMERSON ELECTRIC CO. & SUBSIDIARIES

Three and nine months ended June 30, 2023 and 2024
(Dollars in millions; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2024	2023	2024
Net earnings	$9,366	352	12,462	987

Other comprehensive income (loss), net of tax:
Foreign currency translation	86	(124)	437	56
Pension and postretirement	10	(12)	(23)	(36)
Cash flow hedges	(19)	(6)	4	(4)
Total other comprehensive income (loss)	77	(142)	418	16

Comprehensive income	9,443	210	12,880	1,003

Less: Noncontrolling interests in subsidiaries	15	21	(8)	15
Comprehensive income common stockholders	$9,428	189	12,888	988

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
EMERSON ELECTRIC CO. & SUBSIDIARIES

(Dollars and shares in millions, except per share amounts; unaudited)

	Sept 30, 2023	June 30, 2024
ASSETS
Current assets
Cash and equivalents	$8,051	2,298
Receivables, less allowances of $100 and $115, respectively	2,518	2,761
Inventories	2,006	2,303
Other current assets	1,244	1,458
Total current assets	13,819	8,820

Property, plant and equipment, net	2,363	2,688
Other assets
Goodwill	14,480	17,936
Other intangible assets	6,263	10,627
Copeland note receivable and equity investment held-for-sale	3,255	2,908
Other	2,566	2,606
Total other assets	26,564	34,077
Total assets	$42,746	45,585

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current maturities of long-term debt	$547	2,991
Accounts payable	1,275	1,251
Accrued expenses	3,210	3,350
Total current liabilities	5,032	7,592

Long-term debt	7,610	7,111

Other liabilities	3,506	4,194

Equity
Common stock, $0.50 par value; authorized, 1,200.0 shares; issued, 953.4 shares; outstanding, 572.0 shares and 572.7 shares, respectively	477	477
Additional paid-in-capital	62	140
Retained earnings	40,070	40,135
Accumulated other comprehensive income (loss)	(1,253)	(1,237)
Cost of common stock in treasury, 381.4 shares and 380.7 shares, respectively	(18,667)	(18,716)
Common stockholders’ equity	20,689	20,799
Noncontrolling interests in subsidiaries	5,909	5,889
Total equity	26,598	26,688
Total liabilities and equity	$42,746	45,585
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Equity
EMERSON ELECTRIC CO. & SUBSIDIARIES

Three and nine months ended June 30, 2023 and 2024
(Dollars in millions; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2024	2023	2024

Common stock	$477	477	477	477

Additional paid-in-capital
Beginning balance	138	158	57	62
Stock plans	30	16	111	186
AspenTech purchases of common stock	(56)	(34)	(56)	(108)
Ending balance	112	140	112	140

Retained earnings
Beginning balance	30,571	40,108	28,053	40,070
Net earnings common stockholders	9,352	329	12,475	972
Dividends paid (per share: $0.52, $0.525, $1.56 and $1.575, respectively)	(299)	(302)	(904)	(907)
Ending balance	39,624	40,135	39,624	40,135

Accumulated other comprehensive income (loss)
Beginning balance	(1,148)	(1,097)	(1,485)	(1,253)
Foreign currency translation	85	(122)	432	56
Pension and postretirement	10	(12)	(23)	(36)
Cash flow hedges	(19)	(6)	4	(4)
Ending balance	(1,072)	(1,237)	(1,072)	(1,237)

Treasury stock
Beginning balance	(18,678)	(18,746)	(16,738)	(18,667)
Purchases	—	—	(2,000)	(175)
Issued under stock plans	1	30	61	126
Ending balance	(18,677)	(18,716)	(18,677)	(18,716)

Common stockholders' equity	20,464	20,799	20,464	20,799

Noncontrolling interests in subsidiaries
Beginning balance	5,987	5,881	5,952	5,909
Net earnings (loss)	14	23	(13)	15
Stock plans	21	15	79	48
AspenTech purchases of common stock	(44)	(25)	(44)	(80)
Dividends paid	(1)	(3)	(1)	(3)
Climate Technologies divestiture	(29)	—	(29)	—
Other comprehensive income	1	(2)	5	—
Ending balance	5,949	5,889	5,949	5,889

Total equity	$26,413	26,688	26,413	26,688

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
EMERSON ELECTRIC CO. & SUBSIDIARIES
Nine Months Ended June 30, 2023 and 2024
(Dollars in millions; unaudited)

	Nine Months Ended
	June 30,
	2023	2024
Operating activities
Net earnings	$12,462	987
Earnings from discontinued operations, net of tax	(10,979)	88
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	780	1,263
Stock compensation	198	203
Amortization of acquisition-related inventory step-up	—	231
Gain on subordinated interest	—	(79)
Changes in operating working capital	(359)	(176)
Loss on Copeland note receivable	—	279
Other, net	(383)	(552)
Cash from continuing operations	1,719	2,244
Cash from discontinued operations	(439)	4
Cash provided by operating activities	1,280	2,248

Investing activities
Capital expenditures	(194)	(251)
Purchases of businesses, net of cash and equivalents acquired	—	(8,342)
Proceeds from subordinated interest	15	79
Proceeds from related party note receivable	918	—
Other, net	(124)	(86)
Cash from continuing operations	615	(8,600)
Cash from discontinued operations	12,485	36
Cash provided by (used in) investing activities	13,100	(8,564)

Financing activities
Net increase (decrease) in short-term borrowings	(1,476)	2,229
Proceeds from short-term borrowings greater than three months	395	322
Payments of short-term borrowings greater than three months	(400)	(100)
Payments of long-term debt	(744)	(547)
Dividends paid	(900)	(901)
Purchases of common stock	(2,000)	(175)
AspenTech purchases of common stock	(100)	(188)
Payment of related party note payable	(918)	—
Other, net	(159)	(57)
Cash provided by (used in) financing activities	(6,302)	583

Effect of exchange rate changes on cash and equivalents	75	(20)
Increase (decrease) in cash and equivalents	8,153	(5,753)
Beginning cash and equivalents	1,804	8,051
Ending cash and equivalents	$9,957	2,298

Changes in operating working capital
Receivables	$(114)	44
Inventories	(259)	(34)
Other current assets	27	(130)
Accounts payable	(71)	(61)
Accrued expenses	58	5
Total changes in operating working capital	$(359)	(176)
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

Certain prior year amounts have been reclassified to conform to the current year presentation. On June 6, 2024, the Company entered into definitive agreements to sell its 40 percent non-controlling common equity interest in Copeland to private equity funds managed by Blackstone for $1.5 billion and its note receivable to Copeland for $1.9 billion. As a result of the definitive agreements, the equity interest and note receivable are reported as held-for-sale, and the equity method losses related to the Company's non-controlling common equity interest in Copeland, which were reported since May 2023 in Other deductions, net, have been reclassified and are now reported as discontinued operations for all periods presented (see Notes 5 and 10).
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

	Sept 30, 2023	June 30, 2024
Unbilled receivables (contract assets)	$1,453	1,541
Customer advances (contract liabilities)	(897)	(1,158)
Net contract assets (liabilities)	$556	383

The majority of the Company's contract balances relate to (1) arrangements where revenue is recognized over time and payments from customers are made according to a contractual billing schedule, and (2) revenue from term software license arrangements where the license revenue is recognized upfront upon delivery. The decrease in net contract assets was primarily due to the acquisition of National Instruments, which increased contract liabilities by approximately $160, while customer billings slightly exceeded revenue recognized for performance completed during the period. Revenue recognized for the three and nine months ended June 30, 2024 included $83 and $605, respectively, that was included in the beginning contract liability balance. Other factors that impacted the change in net contract assets were immaterial. Revenue recognized for the three and nine months ended June 30, 2024 for performance obligations that were satisfied in previous periods, including cumulative catchup adjustments on the Company's long-term contracts, was immaterial.

As of June 30, 2024, the Company's backlog relating to unsatisfied (or partially unsatisfied) performance obligations in contracts with its customers was approximately $8.7 billion (of which approximately $1.3 billion was attributable to AspenTech and approximately $450 was attributable to National Instruments). The Company expects to recognize approximately 75 percent of its remaining performance obligations as revenue over the next 12 months, with the remainder substantially over the following two years.

(3) COMMON SHARES

Reconciliations of weighted-average shares for basic and diluted earnings per common share follow. Earnings allocated to participating securities were inconsequential.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2024	2023	2024

Basic shares outstanding	570.9	571.9	575.1	571.4
Dilutive shares	3.1	2.9	3.0	2.7
Diluted shares outstanding	574.0	574.8	578.1	574.1

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

Cash and equivalents	$135
Receivables	310
Inventory	496
Other current assets	140
Property, plant and equipment	329
Goodwill ($121 expected to be tax-deductible)	3,434
Other intangible assets	5,275
Other assets	113
Total assets	10,232

Accounts payable	52
Accrued expenses	328
Deferred taxes and other liabilities	1,199
Total purchase consideration	$8,653

The estimated intangible assets attributable to the transaction are comprised of the following (in millions):

	Amount	Estimated Weighted Average Life (Years)
Developed technology	$1,570	9
Customer relationships	3,360	15
Trade names	210	9
Backlog	135	1
Total	$5,275

Results of operations for the three and nine months ended June 30, 2024 attributable to the NI acquisition include sales of $355 and $1,104, respectively, and a net loss of $86 and $492, respectively. The net loss included the impact of inventory step-up amortization recorded in the first quarter, intangibles amortization, retention bonuses, stock compensation expense and restructuring.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2024	2023	2024
Net Sales	$4,363	4,380	12,377	12,892
Net earnings from continuing operations common stockholders	$581	374	887	1,396
Diluted earnings per share from continuing operations	$1.00	0.65	1.53	2.43

Pro forma Net sales for the three and nine months ended June 30, 2023 include $417 and $1,302, respectively, attributable to NI.

The pro forma results for the three months ended June 30, 2023 include ongoing intangibles amortization of $105 and backlog amortization of $34, and exclude the mark-to-market gain of $12 recognized in the prior year on the Company's equity investment in National Instruments Corporation (see Note 7).

The pro forma results for the nine months ended June 30, 2023 include transaction costs of $198 which were assumed to be incurred in the first quarter of fiscal 2023. These transaction costs include $88 incurred by NI prior to the completion of the transaction and $110 incurred by Emerson in periods subsequent to the first quarter of fiscal 2023. The pro forma results for the nine months ended June 30, 2023 also include $317 of ongoing intangibles amortization, backlog amortization of $102, inventory step-up amortization of $213, and retention bonuses of $51, and exclude the mark-to-market gain of $47 recognized in the prior year on the equity investment in National Instruments Corporation.

Other Transactions
In the second quarter of fiscal 2024, the Company received its final distribution of $79 related to its subordinated interest in Vertiv. In addition, the Company divested a small business in the Final Control segment and recognized a non-cash loss of $39.

In the fourth quarter of fiscal 2023, the Company acquired two businesses, Flexim, which is reported in the Measurement & Analytical segment, and Afag, which is reported in the Discrete Automation segment, for $715, net of cash acquired. The Company recognized goodwill of $424 (none of which is expected to be tax deductible) and other identifiable intangible assets of $323, primarily customer relationships and intellectual property with a weighted-average useful life of approximately 9 years.

On March 31, 2023, Emerson completed the divestiture of Metran, its Russia-based manufacturing subsidiary. In the first quarter of fiscal 2023, the Company recognized a pretax loss of $47 in Other deductions ($47 after-tax, in total $0.08 per share) related to its exit of business operations in Russia.

(5) DISCONTINUED OPERATIONS

On May 31, 2023, the Company completed the sale of a majority stake in its Climate Technologies business (which constitutes the former Climate Technologies segment, excluding Therm-O-Disc which was divested earlier in fiscal 2022) to private equity funds managed by Blackstone in a $14.0 billion transaction. Emerson received upfront, pretax cash proceeds of approximately $9.7 billion and a note receivable with a face value of $2.25 billion (which accrues 5 percent interest payable in kind by capitalizing interest), while retaining a 40 percent non-controlling common equity interest in a new standalone joint venture between Emerson and Blackstone. The Climate Technologies business, which includes the Copeland compressor business and the entire portfolio of products and services across all residential and commercial HVAC and refrigeration end-markets, had fiscal 2022 net sales of approximately $5.0 billion and pretax earnings of $1.0 billion. The Company recognized a pretax gain of approximately $10.6 billion in the third quarter of fiscal 2023 (approximately $8.4 billion after-tax including tax expense recognized prior to the completion of the transaction related to subsidiary restructurings). The new standalone business is named Copeland.

On June 6, 2024, the Company entered into a definitive agreement to sell its 40 percent non-controlling common equity interest in Copeland to private equity funds managed by Blackstone for $1.5 billion, and the transaction is expected to close by the end of August 2024. The equity method losses related to the Company's non-controlling common equity interest in Copeland, which were reported since May 2023 in Other deductions, net, have been reclassified and are now reported as discontinued operations for all periods presented and are included within Climate Technologies in Other deductions, net in the tables below. See Note 10 for further details.
On October 31, 2022, the Company completed the divestiture of its InSinkErator business, which manufactures food waste disposers, to Whirlpool Corporation for $3.0 billion. This business had net sales of $630 and pretax earnings of $152 in fiscal 2022. The Company recognized a pretax gain of approximately $2.8 billion (approximately $2.1 billion after-tax) in the first quarter of fiscal 2023.

For the three and nine months ended June 30, 2024, the results of discontinued operations primarily reflect the Company's equity method losses on its non-controlling common equity interest in Copeland, which were $16 ($9 after-tax) and $111 ($82 after-tax), respectively. For the three and nine months ended June 30, 2023, the financial results of Climate Technologies (including equity method losses on the equity interest in Copeland) and InSinkErator ("ISE") are reported as discontinued operations and were as follows:

	Three Months Ended June 30, 2023
	Climate Technologies	ISE	Total
Net sales	$847	—	847
Cost of sales	516	—	516
SG&A	122	—	122
Gain on sale of business	(10,576)	—	(10,576)
Other deductions, net	69	—	69
Earnings before income taxes	10,716	—	10,716
Income taxes	2,004	—	2,004
Earnings, net of tax	$8,712	—	8,712

	Nine Months Ended June 30, 2023
	Climate Technologies	ISE	Total
Net sales	$3,156	49	3,205
Cost of sales	2,000	29	2,029
SG&A	391	8	399
Gain on sale of business	(10,576)	(2,783)	(13,359)
Other deductions, net	136	12	148
Earnings before income taxes	11,205	2,783	13,988
Income taxes	2,356	653	3,009
Earnings, net of tax	$8,849	2,130	10,979

Climate Technologies' results for the three and nine months ended June 30, 2023 included lower expense of $26 and $96, respectively, due to ceasing depreciation and amortization upon the held-for-sale classification. Other deductions, net for Climate Technologies included $57 of transaction-related costs for the nine months ended June 30, 2023. For the three and nine months ended June 30, 2023, the Company recorded a loss of $61 in Other deductions, net to reflect equity method losses on its non-controlling common equity interest in Copeland. Income taxes for the three and nine months ended June 30, 2023 included a tax benefit of $10 related to Copeland's U.S. business, which is taxed as a partnership. Income taxes for the nine months ended June 30, 2023 included approximately $2.2 billion for the gain on the Climate Technologies subsidiary restructurings and approximately $660 related to the gain on the InSinkErator divestiture.
Net cash from operating and investing activities for Climate Technologies, InSinkErator and Therm-O-Disc for the nine months ended June 30, 2024 and 2023 were as follows:

	Climate Technologies		ISE and TOD		Total
	Nine Months Ended June 30,		Nine Months Ended June 30,		Nine Months Ended June 30,
	2023	2024	2023	2024	2023	2024
Cash from operating activities	$156	4	(595)	—	(439)	4
Cash from investing activities	$9,430	36	3,055	—	12,485	36
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

(6) PENSION & POSTRETIREMENT PLANS

Total periodic pension and postretirement (income) expense is summarized below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2024	2023	2024
Service cost	$12	9	36	27
Interest cost	54	55	162	165
Expected return on plan assets	(71)	(74)	(213)	(222)
Net amortization	(18)	(14)	(58)	(42)
Total	$(23)	(24)	(73)	(72)

(7) OTHER DEDUCTIONS, NET

Other deductions, net are summarized below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2024	2023	2024

Amortization of intangibles (intellectual property and customer relationships)	$120	264	357	811
Restructuring costs	12	57	41	170
Acquisition/divestiture costs	38	7	48	92
Foreign currency transaction (gains) losses	22	9	41	60
Investment-related gains & gains from sales of capital assets	(26)	—	(63)	—
Loss on divestiture of business	—	—	—	39
Russia business exit	—	—	47	—
Other	(36)	(43)	(112)	(97)
Total	$130	294	359	1,075

Intangibles amortization for the three and nine months ended June 30, 2024 included $139 and $419, respectively, related to the NI acquisition. Foreign currency transaction losses for the three and nine months ended June 30, 2023 included a mark-to-market gain of $3 and $24, respectively, related to foreign currency forward contracts that were terminated in June 2023. The Company recognized a mark-to-market gain of $12 and $47 for the three and nine months ended June 30, 2023, respectively, related to its equity investment in National Instruments Corporation. Other is composed of several items, including a portion of pension expense, litigation costs, provision for bad debt and other items, none of which is individually significant.

(8) RESTRUCTURING COSTS

Restructuring expense reflects costs associated with the Company’s ongoing efforts to improve operational efficiency and deploy assets globally in order to remain competitive on a worldwide basis. The Company expects fiscal 2024 restructuring expense and related costs to be approximately $250, including costs to complete actions initiated in the first nine months of the year.

Restructuring expense by business segment follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2024	2023	2024

Final Control	$(2)	5	(1)	1
Measurement & Analytical	1	3	2	7
Discrete Automation	12	16	20	33
Safety & Productivity	(1)	1	1	2
Intelligent Devices	10	25	22	43

Control Systems & Software	1	3	7	7
Test & Measurement	—	24	—	78
AspenTech	—	—	—	—
Software and Control	1	27	7	85

Corporate	1	5	12	42

Total	$12	57	41	170
Corporate restructuring of $5 and $42 for the three and nine months ended June 30, 2024, respectively, is comprised almost entirely of integration-related stock compensation expense attributable to NI.
Details of the change in the liability for restructuring costs during the nine months ended June 30, 2024 follow:

	Sept 30, 2023	Expense	Utilized/Paid	June 30, 2024

Severance and benefits	$85	142	129	98
Other	2	28	24	6
Total	$87	170	153	104
The tables above do not include $1 and $3 of costs related to restructuring actions incurred for the three months ended June 30, 2023 and 2024, respectively, that are required to be reported in cost of sales and selling, general and administrative expenses; year-to-date amounts are $13 and $10, respectively.

(9) TAXES

Income taxes were $88 in the third quarter of fiscal 2024 and $168 in 2023, resulting in effective tax rates of 19 percent and 21 percent, respectively. The current year rate reflected a 3 percentage point benefit related to the filing of the prior year U.S. tax return, partially offset by other items.

Income taxes were $266 in the first nine of months of fiscal 2024 and $400 in 2023, resulting in effective tax rates of 20 percent and 21 percent, respectively. The current year rate included a $57 ($0.10 per share) benefit related to discrete tax items and the benefit discussed above related to the prior year U.S. tax return, partially offset by unfavorable impacts from inventory step-up amortization and the loss on divestiture (see Note 4), which was nondeductible for tax purposes. In total, the net impact of these items benefited the rate by approximately 2 percentage points, which was partially offset by other items.

(10) EQUITY METHOD INVESTMENT AND NOTE RECEIVABLE

As discussed in Note 5, the Company completed the divestiture of a majority stake in Copeland on May 31, 2023, and received upfront, pretax cash proceeds of approximately $9.7 billion and a note receivable with a face value of $2.25 billion, while retaining a 40 percent non-controlling common equity interest in Copeland.
On June 6, 2024, the Company entered into definitive agreements to sell its 40 percent non-controlling common equity interest in Copeland to private equity funds managed by Blackstone for $1.5 billion and the note receivable to Copeland for $1.9 billion. The equity interest and note receivable, as well as $33 of future indemnity obligations included in Other liabilities (net of tax), are reported as held-for-sale as of June 30, 2024. Subsequent to the end of the quarter, the Company completed the sale of the note receivable on August 2, 2024 and received $1.9 billion of pretax cash proceeds. The sale of the equity interest is expected to close by the end of August 2024.
The Company recognized non-cash interest income on the note receivable (through the date of the agreement) of $24 and $86 for the three and nine months ended June 30, 2024, respectively, which is reported in Interest income from related party within continuing operations and capitalized to the carrying value of the note. Upon entering into the note agreement, the Company recorded a pretax loss of $279 ($217 after-tax, $0.38 per share) to adjust the carrying value of the note to $1.9 billion to reflect the transaction price.
The Company's share of Copeland's income or loss, which will continue to be recorded using the equity method of accounting until the transaction is completed, is now reported in discontinued operations for all periods presented (see Note 5). As of June 30, 2024, the carrying value of the retained equity investment was $1,008. Summarized financial information for Copeland for the three and nine months ended June 30, 2024 is as follows.

	Three Months Ended June 30,	Nine Months Ended June 30,
	2024	2024
Net sales	$1,259	$3,458
Gross profit	$441	$1,198
Income (loss) from continuing operations	$(40)	$(280)
Net income (loss)	$(40)	$(280)
Net income (loss) attributable to shareholders	$(40)	$(278)
(11) OTHER FINANCIAL INFORMATION

	Sept 30, 2023	June 30, 2024
Inventories
Finished products	$446	551
Raw materials and work in process	1,560	1,752
Total	$2,006	2,303

Property, plant and equipment, net
Property, plant and equipment, at cost	$5,524	5,994
Less: Accumulated depreciation	3,161	3,306
Total	$2,363	2,688

	Sept 30, 2023	June 30, 2024
Goodwill by business segment
Final Control	$2,660	2,668
Measurement & Analytical	1,545	1,548
Discrete Automation	892	899
Safety & Productivity	388	391
Intelligent Devices	5,485	5,506

Control Systems & Software	668	670
Test & Measurement	—	3,433
AspenTech	8,327	8,327
Software and Control	8,995	12,430

Total	$14,480	17,936

Other intangible assets
Gross carrying amount	$10,111	15,443
Less: Accumulated amortization	3,848	4,816
Net carrying amount	$6,263	10,627
Other intangible assets include customer relationships, net, of $3,353 and $6,325 and intellectual property, net, of $2,707 and $4,067 as of September 30, 2023 and June 30, 2024, respectively.
The increase in goodwill and intangibles was primarily due to the NI acquisition. See Note 4.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2024	2023	2024
Depreciation and amortization expense include the following:
Depreciation expense	$67	80	213	238
Amortization of intangibles (includes $49, $49, $147 and $147 reported in Cost of Sales, respectively)	169	313	504	958
Amortization of capitalized software	21	24	63	67
Total	$257	417	780	1,263
Amortization of intangibles included $139 and $419 related to the NI acquisition for the three and nine months ended June 30, 2024.

	Sept 30, 2023	June 30, 2024
Other assets include the following:
Pension assets	$995	1,070
Operating lease right-of-use assets	550	685
Unbilled receivables (contract assets)	559	515
Deferred income taxes	100	59
Asbestos-related insurance receivables	53	38

	Sept 30, 2023	June 30, 2024
Accrued expenses include the following:
Customer advances (contract liabilities)	$861	1,088
Employee compensation	618	630
Income taxes	207	231
Operating lease liabilities (current)	144	153
Product warranty	84	74

Other liabilities include the following:
Deferred income taxes	$1,959	2,507
Operating lease liabilities (noncurrent)	404	511
Pension and postretirement liabilities	435	443
Asbestos litigation	173	161
The increase in deferred income tax liabilities reflects the impact of the NI acquisition. See Note 4.

(12) FINANCIAL INSTRUMENTS
Hedging Activities – As of June 30, 2024, the notional amount of foreign currency hedge positions was approximately $3.1 billion. All derivatives receiving hedge accounting are cash flow hedges. The majority of hedging gains and losses deferred as of June 30, 2024 are expected to be recognized over the next 12 months as the underlying forecasted transactions occur. Gains and losses on foreign currency derivatives reported in Other deductions, net reflect hedges of balance sheet exposures that do not receive hedge accounting.
Net Investment Hedge – In fiscal 2019, the Company issued euro-denominated debt of €1.5 billion, of which €500 was repaid in the third quarter of fiscal 2024. The euro notes reduce foreign currency risk associated with the Company's international subsidiaries that use the euro as their functional currency and have been designated as a hedge of a portion of the investment in these operations. Foreign currency gains or losses associated with the euro-denominated debt are deferred in accumulated other comprehensive income (loss) and will remain until the hedged investment is sold or substantially liquidated.
The following gains and losses are included in earnings and other comprehensive income (OCI) for the three and nine months ended June 30, 2023 and 2024:

		Into Earnings				Into OCI
		3rd Quarter		Nine Months		3rd Quarter		Nine Months
Gains (Losses)	Location	2023	2024	2023	2024	2023	2024	2023	2024
Commodity	Cost of sales	$(9)	—	(19)	—	(13)	—	6	—
Foreign currency	Sales	—	—	(2)	—	(2)	5	1	7
Foreign currency	Cost of sales	42	3	60	9	24	(10)	38	(3)
Foreign currency	Other deductions, net	(91)	(12)	(108)	(23)

Net Investment Hedges
Euro denominated debt		$16	—	16	—	(46)	25	(183)	(27)
Total		$(42)	(9)	(53)	(14)	(37)	20	(138)	(23)

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

Fair Value Measurement – Valuations for all derivatives and the Company's long-term debt fall within Level 2 of the GAAP valuation hierarchy. As of June 30, 2024, the fair value of long-term debt was approximately $6.6 billion, which was lower than the carrying value by $1,012. The fair value of foreign currency contracts, which are reported in Other current assets and Accrued expenses, did not materially change since September 30, 2023. Commodity contracts related to discontinued operations and were novated to Copeland upon the completion of the transaction.
Counterparties to derivatives arrangements are companies with investment-grade credit ratings. The Company has bilateral collateral arrangements with counterparties with credit rating-based posting thresholds that vary depending on the arrangement. If credit ratings on the Company's debt fall below pre-established levels, counterparties can require immediate full collateralization of all derivatives in net liability positions. The maximum amount that could potentially have been required was immaterial. The Company also can demand full collateralization of derivatives in net asset positions should any counterparty credit ratings fall below certain thresholds. No collateral was posted with counterparties and none was held by the Company as of June 30, 2024.

(13) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Activity in Accumulated other comprehensive income (loss) for the three and nine months ended June 30, 2023 and 2024 is shown below, net of income taxes:
	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2024	2023	2024
Foreign currency translation
Beginning balance	$(918)	(834)	(1,265)	(1,012)
Other comprehensive income (loss), net of tax of $3, $(6), $35 and $6, respectively	(10)	(122)	337	33
Reclassification to loss on divestiture of business	95	—	95	23
Ending balance	(833)	(956)	(833)	(956)

Pension and postretirement
Beginning balance	(255)	(271)	(222)	(247)
Amortization of deferred actuarial losses into earnings, net of tax of $6, $2, $13 and $6, respectively	(12)	(12)	(45)	(36)
Reclassified to gain on sale of business	22	—	22	—
Ending balance	(245)	(283)	(245)	(283)

Cash flow hedges
Beginning balance	25	8	2	6
Gains deferred during the period, net of taxes of $(2), $1, $(11) and $(1), respectively	7	(4)	34	3
Reclassification of realized (gains) losses to sales and cost of sales, net of tax of $1, $1, $3 and $2, respectively	(7)	(2)	(11)	(7)
Reclassified to gain on sale of business	(19)	—	(19)	—

Ending balance	6	2	6	2

Accumulated other comprehensive income (loss)	$(1,072)	(1,237)	(1,072)	(1,237)

(14) BUSINESS SEGMENTS

As disclosed in Note 4, the Company completed the acquisition of NI on October 11, 2023. NI is now referred to as Test & Measurement and reported as a new segment in the Software and Control business group.

Summarized information about the Company's results of operations by business segment follows:

	Three Months Ended June 30,				Nine Months Ended June 30,
	Sales		Earnings (Loss)		Sales		Earnings (Loss)
	2023	2024	2023	2024	2023	2024	2023	2024

Final Control	$1,035	1,046	245	253	2,889	3,037	618	706
Measurement & Analytical	913	982	257	252	2,550	2,942	661	761
Discrete Automation	668	618	124	109	1,969	1,863	378	322
Safety & Productivity	363	351	82	79	1,034	1,038	228	230
Intelligent Devices	2,979	2,997	708	693	8,442	8,880	1,885	2,019

Control Systems & Software	663	700	144	168	1,892	2,062	378	468
Test & Measurement	—	355	—	(88)	—	1,104	—	(245)
AspenTech	320	343	27	49	793	878	(60)	6
Software and Control	983	1,398	171	129	2,685	4,044	318	229

Stock compensation			(56)	(56)			(198)	(203)
Unallocated pension and postretirement costs			42	38			133	107
Corporate and other			(43)	(38)			(154)	(540)
Loss on Copeland note receivable			—	(279)			—	(279)
Gain on subordinated interest			—	—			—	79
Eliminations/Interest	(16)	(15)	(10)	(56)	(52)	(51)	(111)	(157)
Interest income from related party			10	24			10	86
Total	$3,946	4,380	822	455	11,075	12,873	1,883	1,341
Stock compensation for the three months and nine months ended June 30, 2024 included $9 and $53 of integration-related stock compensation expense attributable to NI (of which $5 and $41, respectively, was reported as restructuring costs). Corporate and other for the three and nine months ended June 30, 2024 included acquisition/divestiture fees and related costs of $13 and $159, respectively, while year-to-date also includes acquisition-related inventory step-up amortization of $231 and a divestiture loss of $39. Corporate and other for the three and nine months ended June 30, 2023 included acquisition/divestiture costs of $38 and $48, respectively, and a mark-to-market gain of $12 and $47, respectively, related to its equity investment in National Instruments Corporation, while year-to-date also included a loss of $47 related to the Company's exit of business operations in Russia.

Depreciation and amortization (includes intellectual property, customer relationships and capitalized software) by business segment are summarized below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2024	2023	2024
Final Control	$39	41	129	120
Measurement & Analytical	26	32	84	105
Discrete Automation	20	22	63	65
Safety & Productivity	15	14	44	43
Intelligent Devices	100	109	320	333

Control Systems & Software	22	26	67	75
Test & Measurement	—	150	—	454
AspenTech	123	122	369	369
Software and Control	145	298	436	898

Corporate and other	12	10	24	32
Total	$257	417	780	1,263
Test & Measurement depreciation and amortization for the three and nine months ended June 30, 2024 included intangibles amortization of $139 and $419 due to the acquisition.

Sales by geographic destination, Americas, Asia, Middle East & Africa ("AMEA") and Europe, are summarized below:

	Three Months Ended June 30,				Three Months Ended June 30,
	2023				2024
	Americas	AMEA	Europe	Total	Americas	AMEA	Europe	Total
Final Control	$498	399	138	1,035	509	398	139	1,046
Measurement & Analytical	482	303	128	913	488	345	149	982
Discrete Automation	312	180	176	668	294	154	170	618
Safety & Productivity	269	18	76	363	262	18	71	351
Intelligent Devices	1,561	900	518	2,979	1,553	915	529	2,997

Control Systems & Software	322	207	134	663	326	224	150	700
Test & Measurement	—	—	—	—	160	98	97	355
AspenTech	111	104	105	320	167	75	101	343
Software and Control	433	311	239	983	653	397	348	1,398

Total	$1,994	1,211	757	3,962	2,206	1,312	877	4,395

	Nine Months Ended June 30,				Nine Months Ended June 30,
	2023				2024
	Americas	AMEA	Europe	Total	Americas	AMEA	Europe	Total
Final Control	$1,438	1,069	382	2,889	1,476	1,172	389	3,037
Measurement & Analytical	1,333	853	364	2,550	1,475	1,004	463	2,942
Discrete Automation	914	539	516	1,969	874	477	512	1,863
Safety & Productivity	777	51	206	1,034	774	53	211	1,038
Intelligent Devices	4,462	2,512	1,468	8,442	4,599	2,706	1,575	8,880

Control Systems & Software	930	578	384	1,892	972	650	440	2,062
Test & Measurement	—	—	—	—	486	295	323	1,104
AspenTech	337	228	228	793	428	208	242	878
Software and Control	1,267	806	612	2,685	1,886	1,153	1,005	4,044

Total	$5,729	3,318	2,080	11,127	6,485	3,859	2,580	12,924

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
On June 6, 2024, the Company entered into definitive agreements to sell its 40 percent non-controlling common equity interest in Copeland to private equity funds managed by Blackstone for $1.5 billion and its note receivable to Copeland for $1.9 billion. Upon entering into the note agreement, the Company recorded a pretax loss of $279 ($217 after-tax, $0.38 per share) to adjust the carrying value of the note to $1.9 billion to reflect the transaction price. The equity method losses related to the Company's non-controlling common equity interest in Copeland, which were reported since May 2023 in Other deductions, net, have been reclassified and are now reported as discontinued operations for all periods presented. See Notes 5 and 10 for further detail.

For the third quarter of fiscal 2024, net sales were $4.4 billion, up 11 percent compared with the prior year. Underlying sales, which exclude foreign currency translation, acquisitions and divestitures, were up 3 percent. Foreign currency translation had a 1 percent unfavorable impact and the Test & Measurement acquisition added 9 percent.
Earnings from continuing operations attributable to common stockholders were $344, down 46 percent, and diluted earnings per share from continuing operations were $0.60, down 46 percent compared with $1.12 in the prior year. The decrease was largely due to the Company's definitive agreement to sell its Copeland note receivable for $1.9 billion, which resulted in a pretax loss of $279 ($217 after-tax, $0.38 per share) to adjust the carrying value of the note to reflect the transaction price (see Note 10 and further discussion below). Adjusted diluted earnings per share from continuing operations were $1.43, up 11 percent compared with $1.29 in the prior year, reflecting sales growth and strong operating performance, as well as a $0.09 contribution from Test & Measurement.

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

Three Months Ended June 30,	2023	2024

Diluted earnings from continuing operations per share	$1.12	0.60

Amortization of intangibles	0.15	0.35
Restructuring and related costs	0.02	0.08
Acquisition/divestiture fees and related costs	0.07	0.02
National Instruments investment gain	(0.02)	—
Interest income on undeployed proceeds from Copeland transaction	(0.05)	—
Loss on Copeland note receivable	—	0.38

Adjusted diluted earnings from continuing operations per share	$1.29	1.43

The table below summarizes the changes in adjusted diluted earnings per share from continuing operations. The items identified below are discussed throughout MD&A, see further discussion above and in the Business Segments and Financial Position sections below.

Three Months Ended
Adjusted diluted earnings from continuing operations per share - June 30, 2023	$1.29

Operations	0.16
Foreign currency	0.01
Effective tax rate and other	(0.03)

Adjusted diluted earnings from continuing operations per share - June 30, 2024	$1.43
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30

Following is an analysis of the Company’s operating results for the third quarter ended June 30, 2023, compared with the third quarter ended June 30, 2024.

	2023	2024	Change
(dollars in millions, except per share amounts)

Net sales	$3,946	4,380	11%
Gross profit	$1,994	2,314	16%
Percent of sales	50.5%	52.8%	2.3 pts

SG&A	$1,042	1,254	20%
Percent of sales	26.4%	28.6%	2.2 pts

Loss on Copeland note receivable	$—	279
Other deductions, net	$130	294
Amortization of intangibles	$120	264
Restructuring costs	$12	57

Interest expense, net	$10	56
Interest income from related party	$(10)	(24)

Earnings from continuing operations before income taxes	$822	455	(45)%
Percent of sales	20.8%	10.4%	(10.4) pts
Earnings from continuing operations common stockholders	$643	344	(46)%
Percent of sales	16.3%	7.9%	(8.4) pts
Net earnings common stockholders	$9,352	329	(96)%

Diluted EPS - Earnings from continuing operations	$1.12	0.60	(46)%
Diluted EPS - Net earnings	$16.28	0.57	(96)%

Adjusted Diluted EPS - Earnings from continuing operations	$1.29	1.43	11%

Net sales for the third quarter of fiscal 2024 were $4.4 billion, up 11 percent compared with 2023. Intelligent Devices sales were up 1 percent, while Software and Control sales were up 42 percent, which included the impact of the Test & Measurement acquisition. Underlying sales were up 3 percent on 1 percent higher volume and 2 percent higher price. Foreign currency translation had a 1 percent unfavorable impact and the Test & Measurement acquisition added 9 percent. Underlying sales were down 2 percent in the U.S. and up 7 percent internationally. The Americas was up 3 percent, Europe was up 4 percent, and Asia, Middle East & Africa was up 2 percent (China down 11 percent).

Cost of sales for the third quarter of fiscal 2024 were $2,066, an increase of $114 compared with 2023, reflecting the impact of higher volume and the Test & Measurement acquisition. Gross margin of 52.8 percent increased 2.3 percentage points, reflecting the Test & Measurement acquisition and higher price, partially offset by unfavorable geographic mix in Intelligent Devices.

Selling, general and administrative (SG&A) expenses of $1,254 increased $212 and SG&A as a percent of sales increased 2.2 percentage points to 28.6 percent compared with the prior year, reflecting the impact of the Test & Measurement acquisition.
As discussed above, upon entering into the agreement to sell the Copeland note receivable, the Company recorded a pretax loss of $279 ($217 after-tax, $0.38 per share) to adjust the carrying value of the note to $1.9 billion to reflect the transaction price.
Other deductions, net were $294 for the third quarter of fiscal 2024, an increase of $164 compared with the prior year. The current year included intangibles amortization related to the Test & Measurement acquisition of $139 and restructuring costs of $57. The prior year included acquisition/divestiture costs of $38, a mark-to-market gain of $12 related to the Company's equity investment in National Instruments Corporation and a mark-to-market gain of $3 related to foreign currency forward contracts that were terminated in June 2023. See Note 7 and Note 10.

Pretax earnings from continuing operations of $455 decreased $367, down 45 percent compared with the prior year. Earnings decreased $15 in Intelligent Devices and decreased $42 in Software and Control. See the Business Segments discussion that follows and Note 14.

Income taxes were $88 in the third quarter of fiscal 2024 and $168 in 2023, resulting in effective tax rates of 19 percent and 21 percent, respectively. The current year rate reflected a 3 percentage point benefit related to the filing of the prior year U.S. tax return, partially offset by other items.

Earnings from continuing operations attributable to common stockholders were $344, down 46 percent, and diluted earnings per share from continuing operations were $0.60, down 46 percent compared with $1.12 in the prior year. Adjusted diluted earnings per share from continuing operations were $1.43 compared with $1.29 in the prior year, up 11 percent, reflecting strong operating results. See the analysis above of adjusted earnings per share for further details.

Earnings (Loss) from discontinued operations were ($15) ($(0.03) per share) for the third quarter of fiscal 2024 and $8,709 ($15.16 per share) in the prior year. See Note 5.

Net earnings common stockholders in the third quarter of fiscal 2024 were $329 compared with $9,352 in the prior year, and earnings per share were $0.57 compared with $16.28 in the prior year.

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

Three Months Ended June 30,	2023	2024	Change

Earnings from continuing operations before income taxes	$822	455	(45)%
Percent of sales	20.8%	10.4%	(10.4) pts
Interest expense, net	10	56
Interest income from related party	(10)	(24)
Amortization of intangibles	169	313
Restructuring and related costs	13	60
Acquisition/divestiture fees and related costs	38	17
National Instruments investment gain	(12)	—
AspenTech Micromine purchase price hedge	(3)	—
Loss on Copeland note receivable	—	279

Adjusted EBITA from continuing operations	$1,027	1,156	13%
Percent of sales	26.0%	26.4%	0.4 pts

Business Segments
Following is an analysis of operating results for the Company’s business segments for the third quarter ended June 30, 2023, compared with the third quarter ended June 30, 2024. The Company defines segment earnings as earnings before interest and taxes. See Note 14 for a discussion of the Company's business segments.

INTELLIGENT DEVICES

	2023	2024	Change	FX	Acq/Div	U/L

Sales:
Final Control	$1,035	1,046	1%	1%	—%	2%
Measurement & Analytical	913	982	8%	1%	—%	9%
Discrete Automation	668	618	(8)%	2%	—%	(6)%
Safety & Productivity	363	351	(3)%	—%	—%	(3)%
Total	$2,979	2,997	1%	1%	—%	2%

Earnings:
Final Control	$245	253	3%
Measurement & Analytical	257	252	(2)%
Discrete Automation	124	109	(12)%
Safety & Productivity	82	79	(4)%
Total	$708	693	(2)%
Margin	23.7%	23.1%	(0.6) pts

Amortization of intangibles:
Final Control	$22	21
Measurement & Analytical	5	11
Discrete Automation	8	9
Safety & Productivity	7	6
Total	$42	47

Restructuring and related costs:
Final Control	$(1)	5
Measurement & Analytical	1	3
Discrete Automation	12	16
Safety & Productivity	(1)	1
Total	$11	25

Adjusted EBITA	$761	765	1%
Adjusted EBITA Margin	25.5%	25.5%	- pts
Intelligent Devices sales were $3.0 billion in the third quarter of 2024, an increase of $18, or 1 percent. Underlying sales increased 2 percent on higher price. Underlying sales were flat in the Americas, Europe increased 3 percent and Asia, Middle East & Africa was up 4 percent (China down 9 percent). Final Control sales increased $11, or 1 percent, reflecting strength in energy and power end markets, particularly in Latin America and Middle East & Africa, largely offset by declines in the U.S. and China. Sales for Measurement & Analytical increased $69, or 8 percent, reflecting strong growth in nearly all geographies and strong backlog conversion. Discrete Automation sales decreased $50, or 8 percent, reflecting weakness across most geographies driven in part by lower factory automation demand. Safety & Productivity sales decreased $12, or 3 percent, due to softness across all geographies. Earnings for Intelligent Devices were $693, a decrease of $15, or 2 percent, and margin decreased 0.6 percentage points to 23.1 percent, reflecting higher restructuring costs. Adjusted EBITA margin was 25.5 percent, flat compared with the prior year, reflecting favorable price less net material inflation, partially offset by unfavorable geographic mix, softer MRO and increases in other costs.

SOFTWARE AND CONTROL

	2023	2024	Change	FX	Acq/Div	U/L

Sales:
Control Systems & Software	$663	700	6%	1%	—%	7%
Test & Measurement	—	355	—%
AspenTech	320	343	7%	—%	—%	7%
Total	$983	1,398	42%	1%	(36)%	7%

Earnings:
Control Systems & Software	$144	168	16%
Test & Measurement	—	(88)	—%
AspenTech	27	49	90%
Total	$171	129	(24)%
Margin	17.4%	9.2%	(8.2) pts

Amortization of intangibles:
Control Systems & Software	$6	6
Test & Measurement	—	139
AspenTech	121	121
Total	$127	266

Restructuring and related costs:
Control Systems & Software	$1	4
Test & Measurement	—	25
AspenTech	—	—
Total	$1	29

Adjusted EBITA	$299	424	42%
Adjusted EBITA Margin	30.4%	30.3%	(0.1) pts

Software and Control sales were $1.4 billion in the third quarter of 2024, an increase of $415, or 42 percent compared to the prior year, reflecting the impact of the Test & Measurement acquisition and strong growth in Control Systems & Software and AspenTech. Underlying sales were up 7 percent on 5 percent higher volume and 2 percent higher price. Underlying sales increased 15 percent in the Americas and 6 percent in Europe, while Asia, Middle East & Africa decreased 3 percent (China down 20 percent). Control Systems & Software sales increased $37, or 6 percent, reflecting strong international demand in process and hybrid end markets and strong demand in power end markets in the Americas. Test & Measurement sales were $355 for the third quarter. AspenTech sales increased $23, or 7 percent, reflecting higher license, maintenance and services revenue. Earnings for Software and Control decreased $42, down 24 percent, and margin decreased 8.2 percentage points due to the Test & Measurement loss which reflected significant intangibles amortization and restructuring. Adjusted EBITA margin decreased 0.1 percentage points, reflecting the impact of the Test & Measurement acquisition, largely offset by leverage on higher sales and higher price.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30

Following is an analysis of the Company’s operating results for the nine months ended June 30, 2023, compared with the nine months ended June 30, 2024.

	2023	2024	Change
(dollars in millions, except per share amounts)

Net sales	$11,075	12,873	16%
Gross profit	$5,415	6,514	20%
Percent of sales	48.9%	50.6%	1.7 pts

SG&A	$3,072	3,827	25%
Percent of sales	27.7%	29.7%	2.0 pts

Loss on Copeland note receivable	$—	279
Gain on subordinated interest	$—	(79)
Other deductions, net	$359	1,075
Amortization of intangibles	$357	811
Restructuring costs	$41	170

Interest expense, net	$111	157
Interest income from related party	$(10)	(86)

Earnings from continuing operations before income taxes	$1,883	1,341	(29)%
Percent of sales	17.0%	10.4%	(6.6) pts
Earnings from continuing operations common stockholders	$1,502	1,060	(30)%
Percent of sales	13.6%	8.2%	(5.4) pts
Net earnings common stockholders	$12,475	972	(92)%

Diluted EPS - Earnings from continuing operations	$2.60	1.84	(29)%
Diluted EPS - Net earnings	$21.56	1.69	(92)%

Adjusted Diluted EPS - Earnings from continuing operations	$3.15	4.01	27%

Net sales for the first nine months of 2024 were $12.9 billion, up 16 percent compared with 2023. Intelligent Devices sales were up 5 percent, while Software and Control sales were up 51 percent, which included the impact of the Test & Measurement acquisition. Underlying sales were up 7 percent on 5 percent higher volume and 2 percent higher price. Foreign currency translation had a 0.5 percent unfavorable impact, the Test & Measurement acquisition added 10 percent and the divestiture of Metran deducted 0.5 percent. Underlying sales increased 3 percent in the U.S. and increased 10 percent internationally. The Americas was up 5 percent, Europe was up 9 percent and Asia, Middle East & Africa was up 9 percent (China was down 2 percent).

Cost of sales for 2024 were $6,359, an increase of $699 versus $5,660 in 2023, reflecting the impact of higher volume and the Test & Measurement acquisition. Gross margin of 50.6 percent increased 1.7 percentage points, reflecting the Test & Measurement acquisition, higher price and leverage on higher sales, partially offset by the impact from acquisition-related inventory step-up amortization of $231, which negatively impacted margins by approximately 1.8 percentage points.

SG&A expenses of $3,827 increased $755 and SG&A as a percent of sales increased 2.0 percentage points to 29.7 percent, reflecting the impact of the Test & Measurement acquisition, partially offset by strong operating leverage on higher sales and mix.

On June 6, 2024, the Company entered into definitive agreements to sell its 40 percent non-controlling common equity interest in Copeland to private equity funds managed by Blackstone for $1.5 billion and its note receivable to Copeland for $1.9 billion. Upon entering into the note agreement, the Company recorded a pretax loss of $279 ($217 after-tax, $0.38 per share) to adjust the carrying value of the note to $1.9 billion to reflect the transaction price. The equity method losses related to the Company's non-controlling common equity interest in Copeland, which were reported since May 2023 in Other deductions, net, have been reclassified and are now reported as discontinued operations for all periods presented. See Notes 5 and 10 for further detail.
In the second quarter of fiscal 2024, the Company received its final distribution of $79 related to its subordinated interest in Vertiv.
Other deductions, net were $1,075 in 2024, an increase of $716 compared with the prior year. The current year included intangibles amortization related to the Test & Measurement acquisition of $419, restructuring costs of $170, acquisition/divestiture costs of $92, and a divestiture loss of $39. The prior year included a charge of $47 related to the Company exiting its business in Russia, acquisition/divestiture costs of $48, a mark-to-market gain of $47 related to the Company's equity investment in National Instruments Corporation and a mark-to-market gain of $24 related to foreign currency forward contracts that were terminated in June 2023. See Note 7 and Note 10.
Pretax earnings from continuing operations of $1,341 decreased $542 compared with prior year. Earnings increased $134 in Intelligent Devices and decreased $89 in Software and Control. See the Business Segments discussion that follows and Note 14.

Income taxes were $266 in the first nine of months of fiscal 2024 and $400 in 2023, resulting in effective tax rates of 20 percent and 21 percent, respectively. The current year rate included a $57 ($0.10 per share) benefit related to discrete tax items and a benefit related to the filing of the prior year U.S. tax return, partially offset by unfavorable impacts from inventory step-up amortization and the loss on divestiture (see Note 4), which was nondeductible for tax purposes. In total, the net impact of these items benefited the rate by approximately 2 percentage points, which was partially offset by other items.

Earnings from continuing operations attributable to common stockholders were $1,060, down 30 percent compared with the prior year, and diluted earnings per share from continuing operations were $1.84, down 29 percent compared with $2.60 in 2023. Adjusted diluted earnings per share from continuing operations were $4.01 compared with $3.15 in the prior year, up 27 percent. See the analysis below of adjusted earnings per share for further details.

Earnings (Loss) from discontinued operations were $(88) ($(0.15) per share), compared with $10,973 ($19.06 per share) in the prior year, reflecting the $8.4 billion after-tax gain on the Copeland transaction and the $2.1 billion after-tax gain on the InSinkErator divestiture. See Note 5.

Net earnings common stockholders were $972 ($1.69 per share) compared with $12,475 ($21.56 per share) in the prior year.

The table below presents the Company's diluted earnings per share on an adjusted basis to facilitate period-to-period comparisons and provide additional insight into the underlying, ongoing operating performance of the Company.

Nine Months Ended June 30,	2023	2024

Diluted earnings from continuing operations per share	$2.60	1.84

Amortization of intangibles	0.46	1.07
Restructuring and related costs	0.07	0.25
Discrete taxes	—	(0.10)
Amortization of acquisition-related inventory step-up	—	0.38
Acquisition/divestiture fees and related costs	0.07	0.22
Loss on divestiture of business	—	0.07
Gain on subordinated interest	—	(0.10)
National Instruments investment gain	(0.06)	—
AspenTech Micromine purchase price hedge	(0.02)	—
Interest income on undeployed proceeds from Copeland transaction	(0.05)	—
Loss on Copeland note receivable	—	0.38
Russia business exit charge	0.08	—

Adjusted diluted earnings from continuing operations per share	$3.15	4.01

The table below summarizes the changes in adjusted diluted earnings per share. The items identified below are discussed throughout MD&A, see further discussion above and in the Business Segments and Financial Position sections below.

Nine Months Ended
Adjusted diluted earnings from continuing operations per share - June 30, 2023	$3.15

Operations	0.79
Stock compensation	0.05
Foreign currency	(0.01)
Pensions	(0.02)
Effective tax rate	(0.04)
Interest income from related party	0.08
Share count	0.01

Adjusted diluted earnings from continuing operations per share - June 30, 2024	$4.01

The table below, which shows results on an adjusted EBITA basis, is intended to supplement the Company's discussion of its results of operations herein.

Nine Months Ended June 30,	2023	2024	Change

Earnings from continuing operations before income taxes	$1,883	1,341	(29)%
Percent of sales	17.0%	10.4%	(6.6) pts
Interest expense, net	111	157
Interest income from related party	(10)	(86)
Amortization of intangibles	504	958
Restructuring and related costs	54	180
Acquisition/divestiture fees and related costs	48	171
Loss on divestiture of business	—	39
Amortization of acquisition-related inventory step-up	—	231
Gain on subordinated interest	—	(79)
National Instruments investment gain	(47)	—
AspenTech Micromine purchase price hedge	(24)	—
Loss on Copeland note receivable	—	279
Russia business exit charge	47	—
Adjusted EBITA from continuing operations	$2,566	3,191	24%
Percent of sales	23.2%	24.8%	1.6 pts

Business Segments
Following is an analysis of operating results for the Company’s business segments for the nine months ended June 30, 2023, compared with the nine months ended June 30, 2024. The Company defines segment earnings as earnings before interest and taxes. As a result of the Company's portfolio transformation, the Company has realigned its business segments and now reports six segments and two business groups. See Note 14.

INTELLIGENT DEVICES

	2023	2024	Change	FX	Acq/Div	U/L

Sales:
Final Control	$2,889	3,037	5%	1%	—%	6%
Measurement & Analytical	2,550	2,942	15%	1%	1%	17%
Discrete Automation	1,969	1,863	(5)%	—%	—%	(5)%
Safety & Productivity	1,034	1,038	—%	—%	—%	—%
Total	$8,442	8,880	5%	1%	—%	6%

Earnings:
Final Control	$618	706	14%
Measurement & Analytical	661	761	15%
Discrete Automation	378	322	(15)%
Safety & Productivity	228	230	1%
Total	$1,885	2,019	7%
Margin	22.3%	22.7%	0.4 pts

Amortization of intangibles:
Final Control	$66	65
Measurement & Analytical	15	43
Discrete Automation	22	26
Safety & Productivity	20	19
Total	$123	153

Restructuring and related costs:
Final Control	$12	5
Measurement & Analytical	2	7
Discrete Automation	20	33
Safety & Productivity	1	2
Total	$35	47

Adjusted EBITA	$2,043	2,219	9%
Adjusted EBITA Margin	24.2%	25.0%	0.8 pts

Intelligent Devices sales were $8.9 billion in the first nine months of 2024, an increase of $438, or 5 percent. Underlying sales increased 6 percent on 4 percent higher volume and 2 percent higher price. Underlying sales increased 3 percent in the Americas, Europe increased 8 percent, and Asia, Middle East & Africa was up 10 percent (China down 2 percent). Final Control sales increased $148, or 5 percent, reflecting strength in energy and power end markets. Sales for Measurement & Analytical increased $392, or 15 percent, reflecting robust growth in all geographies and strong backlog conversion. Discrete Automation sales decreased $106, or 5 percent, reflecting softness in all geographies. Safety & Productivity sales increased $4, essentially flat, reflecting moderate results across all geographies. Earnings for Intelligent Devices were $2,019, an increase of $134, or 7 percent, and margin increased 0.4 percentage points to 22.7 percent. Adjusted EBITA margin was 25.0 percent, an increase of 0.8 percentage points, reflecting leverage on higher sales and favorable price less net material inflation, partially offset by increases in other costs.

SOFTWARE AND CONTROL

	2023	2024	Change	FX	Acq/Div	U/L

Sales:
Control Systems & Software	$1,892	2,062	9%	—%	1%	10%
Test & Measurement	—	1,104	—%
AspenTech	793	878	11%	—%	—%	11%
Total	$2,685	4,044	51%	—%	(41)%	10%

Earnings:
Control Systems & Software	$378	468	24%
Test & Measurement	—	(245)	—%
AspenTech	(60)	6	110%
Total	$318	229	(28)%
Margin	11.8%	5.7%	(6.1) pts

Amortization of intangibles:
Control Systems & Software	$17	22
Test & Measurement	—	419
AspenTech	364	364
Total	$381	805

Restructuring and related costs:
Control Systems & Software	$7	8
Test & Measurement	—	81
AspenTech	—	—
Total	$7	89

Adjusted EBITA	$706	1,123	59%
Adjusted EBITA Margin	26.3%	27.8%	1.5 pts

Software and Control sales were $4,044 in the first nine months of 2024,an increase of $1,359, or 51 percent compared to the prior year, reflecting the impact of the Test & Measurement acquisition. Underlying sales were up 10 percent on 8 percent higher volume and 2 percent higher price. Underlying sales increased 11 percent in the Americas, 12 percent in Europe and 8 percent in Asia, Middle East & Africa (China down 3 percent). Control Systems & Software sales increased $170, or 9 percent, reflecting strong international demand in process and hybrid end markets while power end markets were strong globally. Test & Measurement sales were $1,104 in the first nine months of 2024. AspenTech sales increased $85, or 11 percent, reflecting higher license, maintenance and services revenue. Earnings for Software and Control decreased $89, down 28 percent, and margin decreased 6.1 percentage points, reflecting the impact from $419 of incremental intangibles amortization related to the Test & Measurement acquisition. Adjusted EBITA margin increased 1.5 percentage points, reflecting leverage on higher sales and higher price, partially offset by the impact of the Test & Measurement acquisition.

FINANCIAL CONDITION
Key elements of the Company's financial condition as of and for the nine months ended June 30, 2024 as compared to the year ended September 30, 2023 and the nine months ended June 30, 2023 follow.

	June 30, 2023		Sept 30, 2023		June 30, 2024
Operating working capital	$(144)		$1,283		$1,921
Current ratio	2.4		2.7		1.2
Total debt-to-total capital	28.9%		28.3%		32.7%
Net debt-to-net capital	(8.8)%		0.5%		27.3%
Interest coverage ratio	10.1	X	12.1	X	6.1	X
Operating working capital increased due to the acquisition of NI. As of June 30, 2024, Emerson's cash and equivalents totaled $2,298, which included approximately $240 attributable to AspenTech. The cash held by AspenTech is intended to be used for its own purposes and is not available to return to Emerson shareholders.
The current ratio decreased compared to September 30, 2023, reflecting the decrease in cash and increase in short-term borrowings used to support the NI acquisition. The interest coverage ratio (earnings before income taxes plus interest expense, divided by interest expense) of 6.1X for the first nine months of fiscal 2024 compares to 10.1X for the nine months ended June 30, 2023, reflecting lower GAAP pretax earnings largely due to the NI acquisition. Excluding the impact from acquisition-related inventory step-up amortization of $231, higher intangibles amortization of $454, acquisition/divestiture fees and related costs of $171, higher restructuring and related costs of $127, the loss of $279 on the Copeland note receivable and the gain on subordinated interest of $79, the interest coverage ratio was 10.7X.
Operating cash flow from continuing operations for the first nine months of fiscal 2024 was $2,244, an increase of $525 compared with $1,719 in the prior year, reflecting higher earnings (excluding the impact of items related to the NI acquisition and the loss on the Copeland note receivable) and favorable changes in working capital. Acquisition-related costs and integration activities negatively impacted operating cash flow in the current year by approximately $210. AspenTech generated operating cash flow of approximately $320 compared to approximately $295 in the prior year. Free cash flow from continuing operations of $1,993 in the first nine months of fiscal 2024 (operating cash flow of $2,244 less capital expenditures of $251) increased $468 compared to free cash flow of $1,525 in 2023 (operating cash flow of $1,719 less capital expenditures of $194), reflecting the increase in operating cash flow, partially offset by higher capital expenditures. Cash used in investing activities from continuing operations was $8,600, reflecting the acquisition of NI. Cash provided by financing activities from continuing operations was $583, reflecting an increase in short-term borrowings of $2,229, partially offset by the repayment of €500 of euro-denominated debt that was due in May 2024, share repurchases and dividends.
Total cash provided by operating activities was $2,248 including the impact of discontinued operations, and increased $968 compared with $1,280 in the prior year.
Subsequent to the end of the quarter, the Company completed the sale of its note receivable to Copeland on August 2, 2024 and received $1.9 billion of pretax cash proceeds. The Company expects the sale of its 40 percent non-controlling common equity interest in Copeland to private equity funds managed by Blackstone for $1.5 billion to close by the end of August 2024. The Company intends to use the approximately $2.9 billion of after-tax cash proceeds from both transactions to pay down its existing debt obligations.
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

FISCAL 2024 OUTLOOK
For the full year, consolidated net sales from continuing operations are expected to be up approximately 15 percent, with underlying sales up approximately 6 percent excluding an approximate 9.5 percent impact from the NI acquisition and a 0.5 percent unfavorable impact from foreign currency. Earnings per share from continuing operations are expected to be $2.82 to $2.87, while adjusted earnings per share from continuing operations are expected to be $5.45 to $5.50 (see the following reconciliation).

Outlook for Fiscal 2024 Earnings Per Share	2024

Diluted earnings from continuing operations per share	$2.82 - $2.87

Amortization of intangibles	~ 1.42
Restructuring and related costs	~ 0.34
Loss on Copeland note receivable	0.38
Amortization of acquisition-related inventory step-up	0.38
Acquisition/divestiture fees and related costs	~ 0.24
Divestiture loss / (gain), net	(0.03)
Discrete tax benefits	(0.10)

Adjusted diluted earnings from continuing operations per share	$5.45- $5.50
Operating cash flow from continuing operations is expected to be approximately $3.2 billion and free cash flow from continuing operations, which excludes projected capital spending of approximately $0.4 billion, is expected to be approximately $2.8 billion. The fiscal 2024 outlook assumes approximately $300 million returned to shareholders through share repurchases and approximately $1.2 billion of dividend payments.
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

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Neither the Company nor any “affiliated purchaser” repurchased any shares of Company common stock during the three-month period ended June 30, 2024. In March 2020, the Board of Directors authorized the purchase of 60 million shares and a total of approximately 31.4 shares remain available for purchase under the authorization.

Item 5. Other Information
During the three-month period ended June 30, 2024, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

(a) Exhibits (Listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

2.1*
Note Purchase Agreement, dated as of June 6, 2024, among Emerson Electric Co., EMR Holdings, Inc., Emerald JV Holdings L.P., and EMRLD Seller Notes Issuer LP, incorporated by reference to the Company’s Form 8-K filed on June 6, 2024, File No. 1-278, Exhibit 2.1.

2.2*
Unit Purchase Agreement, dated as of June 6, 2024, among Emersub 21 LLC, Emersub 22 LLC, Humboldt Hermetic Motor Corp., Emersub XLVI, Inc., BCP Emerald Aggregator L.P., Emerald JV Holdings L.P., and Emerald JV Holdings G.P. LLC, incorporated by reference to the Company’s Form 8-K filed on June 6, 2024, File No. 1-278, Exhibit 2.2.

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

101
Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the three and nine months ended June 30, 2024 and 2023, (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2024 and 2023, (iii) Consolidated Balance Sheets as of September 30, 2023 and June 30, 2024, (iv) Consolidated Statements of Equity for the three and nine months ended June 30, 2024 and 2023, (v) Consolidated Statements of Cash Flows for the nine months ended June 30, 2024 and 2023, and (vi) Notes to Consolidated Financial Statements for the three and nine months ended June 30, 2024 and 2023.

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
August 7, 2024