Form 10-K
period 2024-09-30
EMERSON ELECTRIC CO
filed 2024-11-12
CIK 32604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended September 30, 2024

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

Aggregate market value of the voting stock held by nonaffiliates of the registrant as of close of business on
March 31, 2024: $64.8 billion.

Common stock outstanding at October 31, 2024: 570.2 million shares.

Documents Incorporated by Reference

1.    Portions of Emerson Electric Co. Notice of 2025 Annual Meeting of Shareholders and Proxy Statement incorporated by reference into Part III hereof.

PART I

ITEM 1 - BUSINESS

Emerson (“the Company”) is a global technology and software company that provides innovative solutions for customers in a wide range of end markets around the world. Through its leading automation portfolio, Emerson helps process, hybrid and discrete manufacturers optimize operations, protect personnel, reduce emissions and achieve their sustainability goals. Sales by geographic destination in 2024 were: the Americas, 50 percent; Asia, Middle East & Africa, 30 percent (China, 11 percent); and Europe, 20 percent.

Portfolio management is an integral component of Emerson's growth and value creation strategy. Over the past three years, the Company has taken significant actions to accelerate the transformation of its portfolio through the completion of strategic acquisitions and divestitures of non-core businesses. These actions were undertaken to create a cohesive, higher growth and higher margin industrial technology portfolio as a global automation leader serving a diversified set of end markets. The Company’s recent portfolio actions include the following transactions (note that all dollars in Item 1 are in millions, except where noted):

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

•On May 31, 2023, the Company completed the sale of a majority stake in its Climate Technologies business (which constitutes the former Climate Technologies segment, excluding Therm-O-Disc which was divested earlier in 2022; the new standalone business is named Copeland) to private equity funds managed by Blackstone in a $14.0 billion transaction. Emerson received upfront, pre-tax cash proceeds of approximately $9.7 billion and a note receivable with a face value of $2.25 billion, while retaining a 40 percent non-controlling common equity interest in a new standalone joint venture between Emerson and Blackstone. Subsequently, in August 2024, Emerson sold its 40 percent non-controlling common equity interest in Copeland to private equity funds managed by Blackstone for $1.5 billion and sold the note receivable to Copeland for $1.9 billion.

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

•On November 5, 2024, the Company announced a proposal to acquire all outstanding shares of common stock of AspenTech not already owned by Emerson for $240 per share in cash, which implies a fully diluted market capitalization for AspenTech of $15.3 billion and an enterprise value of $15.1 billion. The Company currently owns approximately 57 percent of AspenTech's outstanding shares of common stock. The proposal is not subject to any financing condition and would be financed from cash on hand, committed lines of credit and/or other available sources of financing. Also on November 5, 2024, the Company announced that it is exploring strategic alternatives, including a cash sale, for its Safety & Productivity segment. No assurance can be given whether the proposal or the review will lead to one or more transactions or as to any of the terms or conditions of such transactions. See Item 1A - "Risk Factors" for additional information.

Further information regarding acquisition and divestiture activity is set forth in Notes 4 and 5.
Certain prior year amounts have been reclassified to conform to the current year presentation. This includes the equity method losses related to the Company's non-controlling common equity interest in Copeland, which were reported since May 2023 in Other deductions, net, and have now been reclassified and reported as discontinued operations for all periods presented (see Note 5). Beginning in 2024, the Company reports NI (which is now referred to as Test & Measurement) as a new segment in the Software and Control business group. As a result of its portfolio transformation discussed above, the Company now reports seven segments and two business groups, which are highlighted in the table below (see Note 20 for further details).

INTELLIGENT DEVICES	SOFTWARE AND CONTROL

•Final Control	•Control Systems & Software
•Measurement & Analytical	•Test & Measurement
•Discrete Automation	•AspenTech
•Safety & Productivity

The Company's comprehensive automation portfolio includes intelligent devices, control systems and design and optimization software solutions to support a diverse set of industries and infrastructure, including process industries (such as chemical, power & renewables and energy), hybrid industries (life sciences, metals & mining, food & beverage, pulp & paper, and others), discrete industries (including automotive, medical, packaging and semiconductor) and more.
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

INTELLIGENT DEVICES

Final Control

The Final Control segment is a leading global provider of control valves, isolation valves, shutoff valves, pressure relief valves, pressure safety valves, actuators, and regulators for process and hybrid industries. These solutions respond to commands from a control system to continuously and precisely control and regulate the flow of liquids or gases to achieve safe operation along with reliability, sustainability and optimized performance. Products within our Final Control segment are marketed under a variety of brands including: Anderson Greenwood, Bettis, Crosby, Fisher, Keystone, KTM and Vanessa.

Measurement & Analytical

The Measurement & Analytical segment is a leading supplier of intelligent instrumentation measuring the physical properties of liquids or gases, such as pressure, temperature, level, flow, acoustics, corrosion, pH, conductivity, water quality, toxic gases, and flame. These devices transfer data and asset management information to control systems and automation software, allowing process and hybrid industry operators to make educated decisions regarding production, reliability, sustainability and safety. Products within our Measurement & Analytical segment are marketed under a variety of brands including: Flexim, Micro Motion and Rosemount.

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

Safety & Productivity

The Safety & Productivity segment delivers tools for professionals and homeowners that support infrastructure, promote safety and enhance productivity. Pipe-working tools include pipe wrenches and cutters, pipe threading and roll grooving equipment, battery hydraulic tools for press connections, drain cleaners and diagnostic systems, including sewer inspection cameras and locating equipment. Electrical tools include conduit benders and cable pulling equipment, battery hydraulic tools for cutting and crimping electrical cable, and hole-making equipment. Other professional tools include water jetters, wet-dry vacuums, commercial vacuums and hand tools. Products within our Safety & Productivity segment are marketed under a variety of brands including: Greenlee, Klauke, ProTeam and RIDGID.

SOFTWARE AND CONTROL

Control Systems & Software

The Control Systems & Software segment provides control systems and software that control plant processes by collecting and analyzing information from measurement devices in the plant. These technologies determine optimal settings with software based on a customer's specific algorithms and use that information to adjust valves, pumps, motors, drives and other control hardware for maximum product quality, process efficiency, sustainability and safety. These solutions include distributed control systems, safety instrumented systems, SCADA systems, application software, digital twins, asset performance management and cybersecurity. Control Systems & Software solutions are predominantly used by process and hybrid manufacturers. Products within our Control Systems & Software segment are marketed under a variety of brands including: AMS, DeltaV and Ovation.

Test & Measurement

As discussed above, Emerson completed the acquisition of NI on October 11, 2023. This business is now referred to as Test & Measurement and is reported as a new segment in the Software and Control business group in 2024. Test & Measurement provides software-connected automated test and measurement systems that enable enterprises to bring products to market faster and at a lower cost. The Test & Measurement business spans the full range of customer needs including modular instrumentation, data acquisition and control solutions, and general-purpose development software.

AspenTech

AspenTech is a global leader in asset optimization software that enables industrial manufacturers to design, operate and maintain their operations for maximum performance. AspenTech combines decades of modeling, simulation and optimization capabilities with industrial operations expertise and applies advanced analytics to improve the profitability and sustainability of production assets. The purpose-built software drives value for customers by improving operational efficiency and maximizing productivity, reducing unplanned downtime and safety risks, and minimizing energy consumption and emissions.

RESEARCH & DEVELOPMENT

Investing in innovation to accelerate organic growth is a critical component of Emerson's value creation strategy. The Company is focused on key growth initiatives across its software, control and intelligent devices portfolio. These initiatives include disruptive measurement technologies, software-defined automation systems, self-optimizing asset software and sustainability solutions. Total spending for R&D, engineering expense and customer-funded engineering and development was 8.1 percent of sales in 2024 compared to 6.9 percent in 2023 and 6.3 percent in 2022.

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

BACKLOG

The Company’s estimated consolidated order backlog was $8.4 billion and $7.8 billion at September 30, 2024 and 2023, respectively, of which approximately $1.3 billion and $1.2 billion related to AspenTech, while approximately $400 was attributable to Test & Measurement. Approximately 75 percent of the Company’s consolidated backlog is expected to be recognized as revenue over the next 12 months, with the remainder substantially over the subsequent two years thereafter. Backlog by business group at September 30, 2024 and 2023 follows (dollars in millions):

	2023	2024
Intelligent Devices	$4,471	4,491
Software and Control	3,302	3,957
Total Backlog	$7,773	8,448

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

HUMAN CAPITAL RESOURCES

Emerson is dedicated to modernizing our workplace culture to meet the needs and expectations of today's workers and attract talent that will help us thrive. In 2022, Emerson introduced Let's Go, the Company's first-ever employee value proposition (EVP), inviting our global workforce and potential hires to join in making the world healthier, safer, smarter and more sustainable. Building on this momentum, Emerson in 2024 focused on activating its EVP among employees by further defining it across five key cultural areas: Legacy of Innovation; Challenging, Purposeful Work; Diverse People, Working Together; Limitless Growth; and Global and Local Impact. Collectively, these five areas form Emerson's differentiated employee experience. By substantiating progress and achievements in each of these areas, the Company is strengthening its culture and enabling its EVP to be considered at every touchpoint of the employee lifecycle and experience - from HR programs to the actions of leaders, behavioral norms and physical work environment.

The skills, experience and industry knowledge of key employees significantly benefit Emerson's operations and performance. The Company's Board of Directors and management oversee various employee initiatives. Emerson supports and develops its employees through global training and development programs that build and strengthen employees' leadership and professional skills. Leadership development programs include intensive learning programs for new leaders as well as more established leaders. The Company also partners with educational institutions and nonprofit organizations to help prepare current and future workers with the knowledge and skills they need to succeed.

To assess and improve employee retention and engagement, Emerson implemented a globally consistent, digital continuous listening strategy in 2023 through which all employees across the Company are surveyed annually and their feedback is used to drive actions that address areas of employee interest and concern. In 2024, 89 percent of employees participated (up from 85 percent in 2023) and Emerson's overall engagement score increased to 79 percent (up from 78 percent). In addition, Emerson's inclusion index score increased by 3.5 percentage points to 79 percent.

Employee health and safety in the workplace is also one of the Company’s core values. The Corporate Safety Council is led by our Chief Sustainability Officer and oversees our safety efforts, supported by health and safety committees and leaders that operate at the local site level. Hazards in the workplace are actively identified and management tracks incidents so remedial actions can be taken to improve workplace safety. In 2024, the Company's total recordable rate of injuries was 0.30, and its lost or restricted workday case rate was 0.22 (both measured as the number of incidents per 100 employees).

We have identified other human capital priorities, including, among other things, providing competitive wages and benefits and promoting an inclusive culture. The Company is committed to efforts to build diverse teams and foster a work environment that supports our large global workforce and helps us innovate for our customers. Overall, women represent 33 percent of our global workforce and 24 percent of leadership positions are held by women. In the U.S., minorities represent 36 percent of our workforce and 23 percent of our leadership positions. Our global Employee Resource Groups support our diverse workforce and have grown to over 13,000 members. We are proud to have been named to Fortune Magazine's "America's Most Innovative Companies" list for 2023 and as a "Best Employer for Diversity" by Forbes in 2022.

Employee levels are managed to align with the pace of business and management believes it has sufficient human capital to operate its business successfully. The Company and its subsidiaries had approximately 73,000 employees at September 30, 2024. Management believes that the Company's employee relations are favorable.

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

Our environmental sustainability strategy is summarized by our “Greening Of, Greening By, Greening With” framework. Greening Of Emerson demonstrates our efforts to improve our internal environmental sustainability performance, including reducing our GHG emissions and energy and water consumption as well as engaging suppliers and other value chain partners. Greening By Emerson is our approach to delivering hardware and software technology, solutions and expertise that support and enable our customers’ decarbonization and environmental sustainability efforts. Greening With Emerson reflects how we foster collaboration among stakeholders by participating in environmental sustainability industry forums, partnering to develop innovative solutions, and engaging with governments globally to support sustainability-related policies and regulations.

Emerson’s environmental sustainability initiatives and strategy are discussed further in our 2023 Sustainability Report, which can be found on our website at www.Emerson.com; this report is not incorporated by reference and should not be considered part of this Form 10-K.

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

Our Operating Results Depend in Part on Continued Successful Research, Development and Marketing of New and/or Improved Products and Services, and There Can Be No Assurance That We Will Continue to Successfully Introduce New Products and Services

The success of new and improved products and services depends on their initial and continued acceptance by our customers. Our businesses are affected by varying degrees of technological change, such as, among others, artificial intelligences and machine learning, and corresponding shifts in customer demand, which result in unpredictable product transitions, shortened life cycles and increased importance of being first to market with new products and services. We may experience difficulties or delays in the research, development, production and/or marketing of new products and services which may negatively impact our operating results and prevent us from recouping or realizing a return on the investments required to continue to bring new products and services to market.

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

We Engage in Acquisitions and Divestitures, Which Are Subject to Domestic and Foreign Regulatory Requirements, and May Encounter Difficulties in Integrating and Separating These Businesses and Therefore We May Not Realize the Anticipated Benefits

We regularly seek growth through strategic acquisitions as well as evaluate our portfolio for potential divestitures. These activities require favorable environments to execute these transactions, and we may encounter difficulties in obtaining the necessary regulatory approvals in both domestic and foreign jurisdictions. In 2024 and in past years, we have made various acquisitions and divestitures, including our acquisition of National Instruments, our divestiture of the Climate Technologies business (now renamed Copeland), and our majority stake in Aspen

Technology, Inc., and entered into joint venture arrangements intended to complement or expand our business, and may continue to do so in the future. As a result of these transactions, the Company has a narrower business which is focused on higher growth markets including software, innovation and disruptive technologies, and may encounter more volatility and be more vulnerable to changing market conditions. The success of these transactions will depend on our ability to achieve higher rates of growth, integrate assets and personnel acquired in these transactions and to cooperate with our strategic partners. We may encounter difficulties in integrating acquisitions with our operations as well as separating divested businesses, and in managing strategic investments. Furthermore, we may not realize the degree, or timing, of anticipated benefits including, among others, increasing rates of profitability and growth. Any of the foregoing could adversely affect our business and results of operations.

Our Portfolio Actions Including the Proposed Acquisition of the Remaining Interest in AspenTech Not Already Owned by the Company and the Process to Explore Strategic Alternatives for the Company's Safety & Productivity Segment May Not Be Completed or Completed on the Terms and Conditions Contemplated, or With the Expected Benefits

On November 5, 2024, the Company announced a proposal to acquire all outstanding shares of common stock of AspenTech not already owned by Emerson for $240 per share in cash, which implies a fully diluted market capitalization for AspenTech of $15.3 billion and an enterprise value of $15.1 billion, and would be financed from cash on hand, committed lines of credit and/or other available sources of financing. Also on November 5, 2024, the Company announced that it is exploring strategic alternatives, including a cash sale, for its Safety & Productivity segment. No assurance can be given whether the proposal or the review will lead to one or more transactions. We can make no assurance as to the completion, terms, timing, costs or benefits anticipated from any such transactions. Unforeseen developments, including delays in obtaining various tax, regulatory and other approvals, could delay any such transactions, or cause one or more of them to occur on terms and conditions that are less favorable, or at a higher cost, than expected.

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
Security and/or Data Privacy Breaches, or Disruptions of Our Information Technology Systems Could Adversely Affect Our Business

The Company relies on information technology networks and systems, including the internet, to process, transmit and store electronic information, and to manage or support a variety of business processes and activities. These technology networks and systems may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components; power outages; telecommunications or system failures; terrorist attacks; natural disasters; employee error or malfeasance; server or cloud provider breaches; and computer viruses or cyberattacks. Cybersecurity threats and incidents can range from uncoordinated individual attempts to gain unauthorized access to information technology networks and systems to more sophisticated and targeted measures, known as advanced persistent threats, directed at the Company, its products, its customers and/or its third-party service providers. Despite the implementation of cybersecurity measures (including access controls, data encryption, vulnerability assessments, continuous monitoring, and maintenance of backup and protective systems), the Company’s information technology systems may still be vulnerable to cybersecurity threats and other electronic security breaches. It is possible for such vulnerabilities to remain undetected for an extended period. In addition, it is possible a security breach could result in theft of trade secrets or other intellectual property or disclosure of confidential customer, supplier or employee information. We anticipate that the risk of cybersecurity attacks will increase as artificial intelligence capabilities improve and are increasingly used to identify vulnerabilities and construct increasingly sophisticated cybersecurity attacks, with the possibility of additional vulnerabilities being introduced through our own use of artificial intelligence and its use by our stakeholders, including vendors and customers, among others. Should the Company be unable to prevent security breaches or other damage to our information technology systems, disruptions could have an adverse effect on our operations, as well as expose the Company to litigation, liability or penalties under privacy laws, increased cybersecurity protection costs, reputational damage and product failure. In addition, we must comply with increasingly complex and rigorous regulatory standards enacted to protect business and personal data in the U.S. and elsewhere. Compliance with privacy and localization laws and regulations increases operational complexity. Failure to comply with these regulatory standards could subject us to fines and penalties, as well as legal and reputational risks, including proceedings against the Company by governmental entities or others.

Our Products and Services are Highly Sophisticated and Specialized, and a Major Product Failure or Similar Event Caused by Defects, Cybersecurity Incidents or Other Failures Could Adversely Affect Our Business, Reputation, Financial Position and Results of Operations

We produce highly sophisticated products and provide specialized services that incorporate or use complex or leading-edge technology, including both hardware and software. Many of our products and services, including measurement and analytical instrumentation, industrial valves and equipment, and process control systems, are integrated and used in complex process, hybrid and discrete manufacturing environments. As a result, the impact of a catastrophic product failure or similar event could be significant. While we have built operational processes to ensure that our product design, manufacture, performance and servicing meet rigorous quality standards, there can be no assurance that we or our customers or other third parties will not experience operational process or product failures and other problems, including through manufacturing or design defects, process or other failures of contractors or third-party suppliers, cybersecurity incidents or other intentional acts, that could result in potential product, safety, regulatory or environmental risks. Cybersecurity incidents aimed at the software embedded in our products could lead to third-party claims resulting from damages caused by our product failures, and this risk is enhanced by the increasingly connected nature of our products. The potential consequences of a material cybersecurity incident include financial loss, reputational damage, litigation with third parties, diminution in the value of our investment in research, development and engineering, and increased cybersecurity protection and remediation costs due to the increasing sophistication and proliferation of threats, which in turn could adversely affect our competitiveness and results of operations.

Industry and General Economic Risks

Our Substantial Sales Both in the U.S. and Abroad Subject Us to Economic Risk as Our Results of Operations May Be Adversely Affected by Changes in Government Regulations and Policies and Currency Fluctuations

We sell, manufacture, engineer and purchase products globally, with significant sales in both mature and emerging markets. We expect sales in non-U.S. markets to continue to represent a significant portion of our total sales. Our U.S. and international operations subject the Company to changes in government regulations and policies in a large number of jurisdictions around the world, including those related to trade, investments, taxation, exchange controls and repatriation of earnings. Changes in laws or policies (including their interpretations) governing the terms of foreign trade, trade restrictions or barriers, tariffs or taxes, trade protection measures, and retaliatory countermeasures, including on imports from countries where we manufacture products, could adversely impact our business and financial results. In addition, changes in the relative values of currencies occur from time to time and have affected our operating results and could do so in the future. While we monitor our exchange rate exposures and attempt to mitigate this exposure through hedging activities, this risk could adversely affect our operating results.

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

Legal and Regulatory Risks

Changes in Tax Rates, Laws or Regulations and the Resolution of Tax Disputes Could Adversely Impact Our Financial Results

As a global company, we are subject to taxation in the U.S. and numerous non-U.S. jurisdictions. Significant judgment is required to determine our consolidated income tax provision and related liabilities. The Company’s effective tax rate, cash flows and operating results could be affected by changes in the mix of earnings in countries with different statutory tax rates, as well as by changes in the local tax laws and regulations, or the interpretations thereof, including multiple, overlapping tax regimes enacted as part of the Organization for Economic Cooperation and Development proposals that implement a global minimum tax. In addition, the Company’s tax returns are subject to regular review and audit by U.S. and non-U.S. tax authorities. While we believe our tax provisions are appropriate, the final outcome of tax audits or disputes could result in adjustments to the Company’s tax liabilities, which could adversely affect our financial results.

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

We Are Subject to Litigation and Environmental Regulations That Could Adversely Impact Our Operating Results

We are, and may in the future be, a party to a number of legal proceedings and claims, including those involving intellectual property, commercial transactions, government contracts, the integration of emerging technologies (for example, artificial intelligence and machine learning, among others), M&A, employment, employee benefit plans, antitrust, anti-corruption, accounting, import and export, health and safety matters, product liability (including asbestos) and environmental matters, several of which claim, or may in the future claim, significant damages. Given the inherent uncertainty of litigation, we can offer no assurance that existing litigation or a future adverse development will not have a material adverse impact. We also are subject to various laws and regulations relating to environmental protection and the discharge of materials into the environment, and we could incur substantial costs as a result of the noncompliance with or liability for cleanup or other costs or damages under environmental laws. In addition, increased public awareness and concern regarding global climate change may result in more international, federal, and/or state or other stakeholder requirements or expectations that could result in more restrictive or expansive standards, such as stricter limits on greenhouse gas emissions or more prescriptive reporting of environmental, social, and governance metrics. There continues to be a lack of consistent climate change legislation and standards, which creates economic and regulatory uncertainty. While the Company has adopted certain voluntary targets, environmental laws, regulations or standards may be changed, accelerated or adopted and impose significant operational restrictions and compliance requirements upon the Company, its products or customers, which could negatively impact the Company’s business, capital expenditures, results of operations, financial condition and competitive position.

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

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 1C - CYBERSECURITY

Emerson has a cybersecurity risk management program that is designed to assess, identify, manage, and govern material risks from cybersecurity threats. Emerson maintains oversight of its cybersecurity risk management program through a governance structure that includes senior management, the Audit Committee and the Board of Directors (the “Board”). Emerson’s cybersecurity risk management program leverages multiple layers of security controls across the Company’s systems designed to establish risk treatment plans and regularly monitor risks. Emerson maintains cybersecurity policies and standards aligned with industry standard control frameworks and applicable regulations, laws and standards, and a global incident response plan.

Emerson’s Board directly, or through its appropriate committees, provides oversight of management’s efforts to mitigate cybersecurity risk and response to cyber incidents. The Board and/or its appropriate committees receive regular updates on cybersecurity from management and engage in discussions throughout the year, including with subject-matter experts as appropriate, on the function of the Company’s overall cybersecurity program, cybersecurity risks, strategies for addressing these risks and the implementation thereof. The Audit Committee has oversight responsibility for the Company’s enterprise cybersecurity risks. The Board also receives reports on cyber events, as appropriate, including response efforts, legal obligations and outreach and notification to regulators and/or customers when needed, as well as provide guidance to management as appropriate.

Emerson’s Chief Information Security Officer, who has over twenty-five years’ experience in information technology within the engineering and technology industries, with the last fourteen years dedicated to cybersecurity, oversees the Company’s enterprise cybersecurity risk management program. The Chief Information Security Officer leads the global enterprise security team responsible for leading enterprise-wide information security strategy, architecture, processes, as well as assessing, identifying, and managing cybersecurity risks, which is an integrated aspect of our overall enterprise risk management program. The Chief Information Security Officer provides regular updates to senior management on key security performance indicators of our enterprise cybersecurity program. The Chief Information Security Officer also provides quarterly briefings on cybersecurity to the Audit Committee.

Emerson maintains a centralized 24x7x365 global incident response operation, managed by the global enterprise security team, supported by leading cybersecurity tools that detect and respond to threats as they occur. Every detected cyber incident is reviewed and assessed by Emerson’s Computer Incident Response Team in accordance with our incident response plan, which contains documented escalation paths and is regularly tested.

Emerson engages independent third-party cybersecurity experts to evaluate our cybersecurity maturity and test effectiveness of overall cybersecurity controls. To test and reinforce Emerson’s internal cybersecurity processes, the Company utilizes an accredited and independent third party to audit and certify key elements of our primary data centers, cloud environments and our enterprise IT organization. The audits are conducted according to International Organization for Standardization (ISO) 27001 Framework, although this is not meant to imply that we meet all technical standards, specifications or requirements under ISO 27001. In addition to performing periodic, internal security reviews, the Company also conducts cybersecurity tabletop exercises led by third party cybersecurity consulting firms from time to time, with the last such engagement occurring in 2023.

Emerson relies on third-party service providers for certain critical or key infrastructure, solutions, and services across our operations. Emerson has an internal vendor management team that assesses risks from vendors and suppliers that provide, amongst other things, key information and supply chain services to Emerson.

Emerson maintains a Cybersecurity Awareness Team, within the global enterprise security team, responsible for driving a global information security culture through awareness and education programs. It has created company-wide information security policies and procedures, reviews these regularly and makes them electronically available to our employees. The team works closely with subject matter experts to create educational material and communicate best practices to the company through online training, custom video content, simulated phishing attacks and a variety of other targeted touchpoints.

To date, no risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect our business, our business strategy, our results of operations or financial condition. In the event an attack or other intrusion were to be successful, we have a response team of internal and external resources engaged and prepared to respond. See Item 1A - "Risk Factors" for additional information.

ITEM 2 - PROPERTIES

At September 30, 2024, the Company had approximately 130 manufacturing locations worldwide, of which approximately 40 were located in the United States and 90 were located outside the United States, primarily in Europe and Asia, and to a lesser extent in Canada and Latin America. Manufacturing locations by business are: Intelligent Devices, 120, including 40 in the Final Control segment, 30 in the Measurement & Analytical segment, 40 in the Discrete Automation segment, and 10 in the Safety & Productivity segment; and Software and Control, 5, including 2 in the Test & Measurement segment with the remaining in the Control Systems & Software segment. Additionally, there are 5 locations that support multiple segments. The majority of the locations are owned, with the remainder occupied under lease. The Company considers its facilities suitable and adequate for the purposes for which they are used. The Company also maintains a smaller number of administrative, sales, research and development, and distribution facilities.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following sets forth certain information as of November 12, 2024, with respect to the Company's executive officers. These officers have been elected or appointed to terms which expire February 4, 2025:

Name	Position	Age	Year First Appointed an Executive Officer

S. L. Karsanbhai	President and Chief Executive Officer	55	2018

R. R. Krishnan	Executive Vice President and Chief Operating Officer	53	2021

M. J. Baughman	Executive Vice President, Chief Financial Officer and Chief Accounting Officer	59	2018

M. H. Train	Senior Vice President and Chief Sustainability Officer	62	2016

L. A. Flavin	Senior Vice President, Chief Transformation and Chief Compliance Officer	59	2021

P. Zornio	Senior Vice President and Chief Technology Officer	61	2022

V. Ramnath	Senior Vice President and Chief Marketing Officer	57	2023

N. Piazza	Senior Vice President and Chief People Officer	46	2023

M. Tang	Senior Vice President, Chief Legal Officer	50	2024

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

Michael Tang was appointed Senior Vice President, Secretary and Chief Legal Officer in January 2024. Prior to his current position, Mr. Tang was Senior Vice President, General Counsel and Secretary of Agilent Technologies, Inc. Mr. Tang had been with Agilent Technologies since 2006, holding numerous roles of increasing responsibility.

INFORMATION ABOUT OUR DIRECTORS
The following sets forth certain information about the Company's Board of Directors as of November 12, 2024.

Name	Current or Former Position	Company

James S. Turley	Chair of the Emerson Board, and Retired Chairman and CEO	Ernst & Young

Mark A. Blinn	Former CEO, President and Director	Flowserve Corporation

Joshua B. Bolten	CEO	Business Roundtable

Calvin G. Butler	President and CEO	Exelon

Martin S. Craighead	Former Chairman, President and CEO	Baker Hughes

William H. Easter III	Former Chairman, President and CEO	DCM Midstream LLC

Gloria A. Flach	Retired Corporate Vice President and Chief Operating Officer	Northrop Grumman

Lal Karsanbhai	President and CEO	Emerson

Lori M. Lee	CEO, AT&T Latin America and Global Marketing Officer	AT&T Inc.

Matthew S. Levatich	Retired President and CEO	Harley-Davidson, Inc.

Leticia Goncalves Lourenco	President, Precision Fermentation and ADM Ventures	Archer Daniels Midland Company

James M. McKelvey	Co-Founder, Block (formerly Square), Founder, Invisibly, Inc., and General Partner, Fintop Capital	Fintop Capital

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information regarding the market for the Company's common stock and dividend payments is set forth in Note 22 and is hereby incorporated by reference. There were approximately 14,500 stockholders of record at September 30, 2024.

Period	Total Number of Shares Purchased (000s)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (000s)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (000s)
July 2024	—	$—	—	31,415
August 2024	1,964	103.75	1,964	29,451
September 2024	559	100.54	559	28,892
Total	2,523	$103.04	2,523	28,892
In March 2020, the Board of Directors authorized the purchase of 60 million shares and a total of approximately 28.9 million shares remain available under the authorization.

Shareholder Return Performance Graph
The following graph compares the total return on a cumulative basis through September 30, 2024, assuming reinvestment of dividends, of $100 invested in Company common stock as of market close on September 30, 2019 to the S&P 500 Index and the S&P 500 Capital Goods Index. This graph is not deemed to be “filed” with the U.S. Securities and Exchange Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934 (the Exchange Act), and should not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act of 1933 or the Exchange Act.

	2019	2020	2021	2022	2023	2024	CAGR

Emerson	100	101	149	118	159	184	13.0%

S&P 500	100	115	150	127	154	210	16.0%

S&P 500 Capital Goods	100	95	128	108	139	200	14.9%

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
Earnings and earnings per share excluding certain gains and losses, impairments, restructuring costs, impacts of acquisitions or divestitures, amortization of intangibles, discrete taxes, or other items provide additional insight into the underlying, ongoing operating performance of the Company and facilitate period-to-period comparisons by excluding the earnings impact of these items. Management believes that presenting earnings and earnings per share excluding these items is more representative of the Company’s operational performance and may be more useful for investors (U.S. GAAP measures: earnings, earnings per share).
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

FINANCIAL REVIEW
Report of Management
The Company's management is responsible for the integrity and accuracy of the financial statements. Management believes that the financial statements for each of the years in the three-year period ended September 30, 2024 have been prepared in conformity with U.S. generally accepted accounting principles appropriate in the circumstances. In preparing the financial statements, management makes informed judgments and estimates where necessary to reflect the expected effects of events and transactions that have not been completed. The Company's disclosure controls and procedures ensure that material information required to be disclosed is recorded, processed, summarized and communicated to management and reported within the required time periods.
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
Management's Report on Internal Control Over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework and the criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that internal control over financial reporting was effective as of September 30, 2024.
The Company's auditor, KPMG LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of the Company's internal control over financial reporting.

/s/ S. L. Karsanbhai	/s/ Michael J. Baughman
S. L. Karsanbhai	Michael J. Baughman
President	Executive Vice President
and Chief Executive Officer	and Chief Financial Officer

Results of Operations
Years ended September 30
(Dollars in Item 7 are in millions, except per share amounts or where noted)

	2022	2023	2024	23 vs. 22	24 vs. 23

Net sales	$13,804	15,165	17,492	10%	15%
Gross profit	$6,306	7,427	8,885	18%	20%
Percent of sales	45.7%	49.0%	50.8%	3.3 pts	1.8 pts

SG&A	$3,614	4,186	5,142
Percent of sales	26.2%	27.6%	29.4%	1.4 pts	1.8 pts

Loss on Copeland note receivable	$—	—	279
Gain on subordinated interest	$(453)	(161)	(79)

Other deductions, net	$519	506	1,434
Amortization of intangibles	$336	482	1,077
Restructuring costs	$75	72	228

Interest expense, net	$194	34	175
Interest income from related party	$—	(41)	(86)

Earnings from continuing operations before income taxes	$2,432	2,903	2,020	19%	(30)%
Percent of sales	17.6%	19.1%	11.5%	1.5 pts	(7.6) pts
Earnings from continuing operations common stockholders	$1,886	2,286	1,618	21%	(29)%
Percent of sales	13.7%	15.1%	9.2%	1.4 pts	(5.9) pts
Net earnings common stockholders	$3,231	13,219	1,968	309%	(85)%
Percent of sales	23.4%	87.2%	11.2%	63.8 pts	(76.0) pts

Diluted EPS – Earnings from continuing operations	$3.16	3.96	2.82	25%	(29)%
Diluted EPS – Net earnings	$5.41	22.88	3.43	323%	(85)%

Adjusted Diluted EPS – Earnings from continuing operations	$3.64	4.44	5.49	22%	24%

OVERVIEW

On October 11, 2023, the Company completed the acquisition of National Instruments Corporation ("NI"), which is now referred to as Test & Measurement and reported as a new segment in the Software and Control business group. NI provides software-connected automated test and measurement systems that enable enterprises to bring products to market faster and at a lower cost, and had revenues of approximately $1.7 billion for the 12 months ended September 30, 2023. See Note 4.

On June 6, 2024, the Company entered into definitive agreements to sell its 40 percent non-controlling common equity interest in Copeland to private equity funds managed by Blackstone for $1.5 billion and its note receivable to Copeland for $1.9 billion, and the transactions were subsequently completed in August 2024. Upon entering into the note agreement, the Company recorded a pretax loss in continuing operations of $279 ($217 after-tax, $0.38 per share) to adjust the carrying value of the note to $1.9 billion to reflect the transaction price, while the Company recognized a gain of $539 ($435 after-tax) in discontinued operations upon the sale of the common equity interest. In addition, the equity method losses related to the Company's non-controlling common equity interest in Copeland, which were reported since May 2023 in Other deductions, net, have been reclassified and are now reported as discontinued operations for all periods presented. See Notes 5 and 8 for further detail.

Overall, in 2024 sales were $17.5 billion, up 15 percent compared with the prior year. Underlying sales, which exclude foreign currency translation, acquisitions and divestitures, were up 6 percent. The Test & Measurement acquisition added 9.5 percent and the divestiture of Metran, Emerson's Russia-based manufacturing subsidiary, deducted 0.5 percent.

Net earnings from continuing operations attributable to common stockholders were $1,618 in 2024, down 29 percent compared with prior year earnings of $2,286, and diluted earnings per share from continuing operations were $2.82, down 29 percent versus $3.96 in 2023. The decrease was primarily due to purchase accounting related impacts from the NI acquisition and higher associated restructuring charges, and the loss on the sale of the Copeland note receivable. Adjusted diluted earnings per share from continuing operations were $5.49 compared with $4.44 in the prior year, reflecting sales growth and strong operating performance, as well as a $0.45 contribution from Test & Measurement.

The Company generated operating cash flow from continuing operations of $3.3 billion in 2024, an increase of $607, or 22 percent, reflecting higher earnings (excluding the impact of non-cash items related to the NI acquisition and the loss on the Copeland note receivable).

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

	2022	2023	2024
Diluted earnings from continuing operations per share	$3.16	3.96	2.82

Amortization of intangibles	0.45	0.62	1.43
Restructuring and related costs	0.14	0.14	0.33
Amortization of acquisition-related inventory step-up	—	—	0.38
Acquisition/divestiture costs and pre-acquisition interest on AspenTech debt (in 2022)	0.15	0.13	0.26
Loss on divestiture of businesses	—	—	0.09
Loss on Copeland note receivable	—	—	0.38
Discrete taxes	—	—	(0.10)
Gain on subordinated interest	(0.60)	(0.21)	(0.10)
National Instruments investment gain	—	(0.07)	—
Other investment-related gains	(0.02)	—	—
AspenTech Micromine purchase price hedge	0.04	(0.02)	—
Interest income on undeployed proceeds from Copeland transaction	—	(0.19)	—
Russia business exit charge	0.32	0.08	—

Adjusted diluted earnings from continuing operations per share	$3.64	4.44	5.49
The table below summarizes the changes in adjusted diluted earnings per share from continuing operations. The items identified below are discussed throughout MD&A, see further discussion above and in the Business Segments and Financial Position sections below.

	2023	2024
Adjusted diluted earnings from continuing operations per share - prior year	$3.64	4.44

Operations	0.77	1.06
Corporate and other	0.07	(0.02)
Stock compensation	(0.16)	0.05
Foreign currency	(0.12)	(0.07)
Pensions	0.07	—
Gains on sales of capital assets in 2022	(0.02)	—
Effective tax rate	0.01	(0.06)
Interest income on Copeland note receivable	0.05	0.06
Other	(0.01)	—
Share repurchases	0.14	0.03

Adjusted diluted earnings from continuing operations per share - current year	$4.44	5.49
NET SALES
Net sales for 2024 were $17.5 billion, an increase of $2.3 billion, or 15 percent compared with 2023. Intelligent Devices sales increased 5 percent, while Software and Control sales increased 48 percent, which included the impact of the Test & Measurement acquisition. Underlying sales were up 6 percent on 4 percent higher volume and 2 percent higher price. The Test & Measurement acquisition added 9.5 percent and the divestiture of Metran deducted 0.5 percent. Underlying sales were up 2 percent in the U.S. and up 9 percent internationally.

Net sales for 2023 were $15.2 billion, an increase of $1.4 billion, or 10 percent compared with 2022. Intelligent Devices sales increased 7 percent, while Software and Control sales increased 20 percent, which included the impact of the Heritage AspenTech acquisition. Underlying sales increased 10 percent on 6 percent higher volume and 4 percent higher price. Foreign currency translation subtracted 2 percent, the Heritage AspenTech acquisition added 3 percent and the divestiture of Metran deducted 1 percent. Underlying sales were up 11 percent in the U.S. and up 9 percent internationally.
INTERNATIONAL SALES
Emerson is a global business with international sales representing 60 percent of total sales in 2024, including U.S. exports. The Company generally expects faster economic growth in emerging markets in Asia, Latin America, Eastern Europe and Middle East/Africa.
International destination sales, including U.S. exports, increased 18 percent, to $10.5 billion in 2024, reflecting the Company's overall increase in sales and the impact of the Test & Measurement acquisition. U.S. exports of $1.3 billion were up 26 percent compared with 2023. Underlying international destination sales were up 9 percent and the Test & Measurement acquisition added 9 percent. Underlying sales increased 7 percent in Europe, 8 percent in Asia, Middle East & Africa (China down 3 percent), 21 percent in Latin America and 5 percent in Canada. Origin sales by international subsidiaries, including shipments to the U.S., totaled $9.3 billion in 2024, up 20 percent compared with 2023.

International destination sales, including U.S. exports, increased 9 percent, to $8.9 billion in 2023, reflecting the Company's overall increase in sales and the impact of the Heritage AspenTech acquisition. U.S. exports of $1.0 billion were up 6 percent compared with 2022. Underlying international destination sales were up 9 percent, as foreign currency translation had a 3 percent unfavorable impact on the comparison, the Heritage AspenTech acquisition added 3 percent and the divestiture of Metran deducted 1 percent. Underlying sales increased 10 percent in Europe, 9 percent in Asia, Middle East & Africa (China up 4 percent), 14 percent in Latin America and 1 percent in Canada. Origin sales by international subsidiaries, including shipments to the U.S., totaled $7.7 billion in 2023, up 5 percent compared with 2022.

ACQUISITIONS AND DIVESTITURES
Portfolio management is an integral component of Emerson's growth and value creation strategy. Over the past three years, the Company has taken significant actions to accelerate the transformation of its portfolio through the completion of strategic acquisitions and divestitures of non-core businesses. These actions were undertaken to create a cohesive, higher growth and higher margin industrial technology portfolio as a global automation leader serving a diversified set of end markets. The Company’s recent portfolio actions include the following transactions:

On November 5, 2024, the Company announced a proposal to acquire all outstanding shares of common stock of AspenTech not already owned by Emerson for $240 per share in cash, which implies a fully diluted market capitalization for AspenTech of $15.3 billion and an enterprise value of $15.1 billion. The Company currently owns approximately 57 percent of AspenTech's outstanding shares of common stock. The proposal is not subject to any financing condition and would be financed from cash on hand, committed lines of credit and/or other available sources of financing. Also on November 5, 2024, the Company announced that it is exploring strategic alternatives, including a cash sale, for its Safety & Productivity segment. No assurance can be given whether the proposal or the review will lead to one or more transactions or as to any of the terms or conditions of such transactions. See Item 1A - "Risk Factors" for additional information.

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

In 2023, the Company acquired two businesses, Flexim, which is reported in the Measurement & Analytical segment, and Afag, which is reported in the Discrete Automation segment, for $715, net of cash acquired.

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

On May 31, 2023, the Company completed the sale of a majority stake in its Climate Technologies business (which constitutes the former Climate Technologies segment, excluding Therm-O-Disc which was divested earlier in 2022) to private equity funds managed by Blackstone in a $14.0 billion transaction. The Company recognized a pretax gain of approximately $10.6 billion (approximately $8.4 billion after-tax including tax expense recognized in prior quarters related to subsidiary restructurings). The standalone business is named Copeland.

Subsequently, on June 6, 2024, the Company entered into definitive agreements to sell its 40 percent non-controlling common equity interest in Copeland to private equity funds managed by Blackstone for $1.5 billion and its note receivable to Copeland for $1.9 billion and the transactions were completed in August 2024. See Notes 5 and 8 and the discussion below for further details.

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

Climate Technologies (including equity method losses related to the Company's non-controlling common equity interest in Copeland), Therm-O-Disc and InSinkErator are reported within discontinued operations for all periods presented.

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

See Notes 4, 5 and 8 and Item 1A - "Risk Factors" for further information on acquisitions and divestitures.

COST OF SALES
Cost of sales for 2024 were $8,607, an increase of $869 compared with $7,738 in 2023, reflecting the impact of higher volume and the Test & Measurement acquisition. Gross profit was $8,885 in 2024 compared to $7,427 in 2023, while gross margin increased 1.8 percentage points to 50.8 percent, reflecting the Test & Measurement acquisition and higher price partially offset by the impact from acquisition-related inventory step-up amortization of $231, which negatively impacted margins by approximately 1.3 percentage points.

Cost of sales for 2023 were $7,738, an increase of $240 compared with $7,498 in 2022. Gross profit was $7,427 in 2023 compared to $6,306 in 2022, while gross margin increased 3.3 percentage points to 49.0 percent due to favorable price less net material inflation, the impact of the Heritage AspenTech acquisition which benefited margins by 0.6 percentage points, and favorable mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
SG&A expenses of $5,142 in 2024 increased $956 compared with 2023 and SG&A as a percent of sales increased 1.8 percentage points to 29.4 percent, reflecting the impact of the Test & Measurement acquisition, partially offset by strong operating leverage on higher sales.

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

SALE OF COPELAND NOTE RECEIVABLE AND EQUITY INTEREST
On June 6, 2024, the Company entered into definitive agreements to sell its 40 percent non-controlling common equity interest in Copeland to private equity funds managed by Blackstone for $1.5 billion and its note receivable to Copeland for $1.9 billion, and the transactions were subsequently completed in August 2024. Upon entering into the note agreement, the Company recorded a pretax loss in continuing operations of $279 ($217 after-tax, $0.38 per share) to adjust the carrying value of the note to $1.9 billion to reflect the transaction price, while the Company recognized a gain of $539 ($435 after-tax) in discontinued operations upon the sale of the common equity interest. In addition, the equity method losses related to the Company's non-controlling common equity interest in Copeland, which were reported since May 2023 in Other deductions, net, have been reclassified and are now reported as discontinued operations for all periods presented.

GAIN ON SUBORDINATED INTEREST
In the first quarter of 2022, the Company received a distribution of $438 related to its subordinated interest in Vertiv (in total, a pretax gain of $453 was recognized in the first quarter of 2022, $358 after-tax, $0.60 per share) and received the remaining $15 related to the pretax gain in the first quarter of 2023. In 2023, the Company received additional distributions totaling $161 ($122 after-tax, $0.21 per share) and in 2024, received its final distribution of $79 ($60 after-tax, $0.10 per share).
OTHER DEDUCTIONS, NET
Other deductions, net were $1,434 in 2024, an increase of $928 compared with 2023. The current year included intangibles amortization related to the Test & Measurement acquisition of $560, while restructuring costs increased by $156 and acquisition/divestiture costs increased by $27. The Company also incurred divestiture losses of $48 ($50 after-tax, $0.09 per share).

Other deductions, net were $506 in 2023, a decrease of $13 compared with 2022, and included higher intangibles amortization of $146 primarily related to the Heritage AspenTech acquisition and an unfavorable impact from foreign currency transactions of $112 reflecting losses in the current year compared to gains in the prior year. The prior year included a charge of $145 related to the Company exiting its business in Russia compared to a charge of $47 in

2023. In 2023, the Company recognized a mark-to-market gain of $56 on its equity investment in NI, and a mark-to-market gain of $24 related to foreign currency forward contracts entered into by AspenTech to mitigate the impact of foreign currency exchange associated with the Micromine purchase price compared to a loss of $50 in 2022. On June 21, 2023, AspenTech terminated all outstanding foreign currency forward contracts. See Notes 6 and 7.

INTEREST EXPENSE, NET
Interest expense, net was $175, $34 and $194 in 2024, 2023 and 2022, respectively. Results in 2023 included interest income on undeployed proceeds from the Copeland transaction of $141 ($108 after-tax, $0.19 per share).

Interest income from related party was $86 and $41 in 2024 and 2023, respectively and reflects non-cash interest income on the Copeland note receivable, which was capitalized to the carrying value of the note through the date of the sale agreement.

EARNINGS BEFORE INCOME TAXES
Pretax earnings from continuing operations of $2,020 decreased $883 in 2024, down 30 percent compared with 2023, which included the impact of acquisition-related inventory step-up amortization, higher amortization due to the Test & Measurement acquisition, and the loss on the Copeland note receivable discussed above. Earnings increased $191 in Intelligent Devices and decreased $140 in Software and Control.

Pretax earnings from continuing operations of $2,903 increased $471 in 2023, up 19 percent compared with 2022. Earnings increased $447 in Intelligent Devices and decreased $27 in Software and Control. See the Business Segments discussion that follows and Note 20.

INCOME TAXES
Income taxes were $415, $642 and $549 for 2024, 2023 and 2022, respectively, resulting in effective tax rates of 21 percent, 22 percent and 23 percent in 2024, 2023 and 2022, respectively. The current year rate included a $57 ($0.10 per share) benefit related to discrete tax items and a benefit related to the filing of the prior year U.S. tax return, partially offset by unfavorable impacts from inventory step-up amortization and the divestiture losses (see Note 4), which were non-deductible for tax purposes. In total, the net impact of these items benefited the rate by approximately 1 percentage point. See Note 16.

NET EARNINGS AND EARNINGS PER SHARE
Net earnings from continuing operations attributable to common stockholders in 2024 were $1,618, down 29 percent compared with 2023, and diluted earnings per share from continuing operations were $2.82, down 29 percent compared with $3.96 in 2023, reflecting the impact of acquisition-related inventory step-up amortization, higher amortization due to the Test & Measurement acquisition, and the loss on the Copeland note receivable discussed above. Adjusted diluted earnings per share from continuing operations were $5.49 compared with $4.44 in the prior year. See the analysis of adjusted earnings per share in the Overview section for further details. Earnings from discontinued operations attributable to common stockholders in 2024 were $350 ($0.61 per share) and included the gain on the sale of the Company's 40 percent non-controlling common equity interest in Copeland of $539 ($435 after-tax). Earnings from discontinued operations in 2023 were $10,933 ($18.92 per share), which included the $8.4 billion after-tax gain on the Copeland transaction and the $2.1 billion after-tax gain on the divestiture of InSinkErator. See Note 5. Net earnings attributable to common stockholders were $1,968 ($3.43 per share) compared with $13,219 ($22.88 per share) in 2023.

Net earnings from continuing operations attributable to common stockholders in 2023 were $2,286, up 21 percent compared with 2022, and diluted earnings per share from continuing operations were $3.96, up 25 percent compared with $3.16 in 2022, reflecting strong operating results. Adjusted diluted earnings per share from continuing operations were $4.44 compared with $3.64 in the prior year. See the analysis of adjusted earnings per share in the Overview section for further details. Earnings from discontinued operations attributable to common stockholders in 2023 were $10,933 ($18.92 per share) compared to $1,345 ($2.25 per share) in 2022. See Note 5. Net earnings common stockholders were $13,219 ($22.88 per share) in 2022 compared with $3,231 ($5.41 per share) in 2022.

The table below, which shows results on an adjusted EBITA basis, is intended to supplement the Company's discussion of its results of operations herein.

	2022	2023	2024	23 vs. 22	24 vs. 23

Earnings from continuing operations before income taxes	$2,432	2,903	2,020	19%	(30)%
Percent of sales	17.6%	19.1%	11.5%	1.5 pts	(7.6) pts
Interest expense, net	194	34	175
Interest income from related party	—	(41)	(86)
Amortization of intangibles	430	678	1,274
Restructuring and related costs	105	92	244
Amortization of acquisition-related inventory step-up	—	—	231
Acquisition/divestiture and related costs	91	84	220
Loss on divestitures of businesses	—	—	48
Loss on Copeland note receivable	—	—	279
Gain on subordinated interest	(453)	(161)	(79)
National Instruments investment gain	—	(56)	—
Other investment-related gains	(14)	—	—
AspenTech Micromine purchase price hedge	50	(24)	—
Russia business exit charge	181	47	—
Adjusted EBITA from continuing operations	$3,016	3,556	4,326	18%	22%
Percent of sales	21.8%	23.4%	24.7%	1.6 pts	1.3 pts

Business Segments
Following is an analysis of segment results for 2024 compared with 2023, and 2023 compared with 2022. The Company defines segment earnings as earnings before interest and income taxes.

INTELLIGENT DEVICES
	2023	2024	Change	FX	Acq/Div	U/L
Sales:
Final Control	$3,970	4,204	6%	—%	—%	6%
Measurement & Analytical	3,595	4,061	13%	—%	1%	14%
Discrete Automation	2,635	2,506	(5)%	—%	—%	(5)%
Safety & Productivity	1,388	1,390	—%	—%	—%	—%
Total	$11,588	12,161	5%	—%	—%	5%

Earnings:
Final Control	$865	977	13%
Measurement & Analytical	936	1,056	13%
Discrete Automation	509	466	(9)%
Safety & Productivity	306	308	1%
Total	$2,616	2,807	7%
Margin	22.6%	23.1%	0.5 pts

Amortization of intangibles:
Final Control	$88	87
Measurement & Analytical	27	55
Discrete Automation	29	34
Safety & Productivity	26	26
Total	$170	202

Restructuring and related costs:
Final Control	$28	17
Measurement & Analytical	13	26
Discrete Automation	27	35
Safety & Productivity	—	7
Total	$68	85

Adjusted EBITA	$2,854	3,094	8%
Adjusted EBITA Margin	24.6%	25.4%	0.8 pts

2024 vs. 2023 - Intelligent Devices sales were $12.2 billion in 2024, an increase of $573, or 5 percent. Underlying sales increased 5 percent on 3 percent higher volume and 2 percent higher price. Underlying sales increased 3 percent in the Americas (U.S. up 1 percent), increased 5 percent in Europe and increased 9 percent in Asia, Middle East & Africa (China down 2 percent). Sales for Final Control increased $234, or 6 percent, reflecting strength in energy and power end markets. Sales for Measurement & Analytical increased $466, or 13 percent, reflecting robust growth in all geographies and strong backlog conversion. Discrete Automation sales decreased $129, or 5 percent, reflecting softness in all geographies. Safety & Productivity sales increased $2, essentially flat, reflecting moderate results across all geographies. Earnings for Intelligent Devices were $2,807, an increase of $191, or 7 percent, and margin increased 0.5 percentage points to 23.1 percent, reflecting leverage on higher sales and favorable price less net material inflation, partially offset by increases in other costs. Adjusted EBITA margin was 25.4 percent, an increase of 0.8 percentage points.

INTELLIGENT DEVICES
	2022	2023	Change	FX	Acq/Div	U/L
Sales:
Final Control	$3,607	3,970	10%	2%	1%	13%
Measurement & Analytical	3,215	3,595	12%	2%	2%	16%
Discrete Automation	2,612	2,635	1%	2%	—%	3%
Safety & Productivity	1,402	1,388	(1)%	—%	—%	(1)%
Total	$10,836	11,588	7%	2%	—%	10%

Earnings:
Final Control	$592	865	46%
Measurement & Analytical	785	936	19%
Discrete Automation	542	509	(6)%
Safety & Productivity	250	306	22%
Total	$2,169	2,616	21%
Margin	20.0%	22.6%	2.6 pts

Amortization of intangibles:
Final Control	$94	88
Measurement & Analytical	21	27
Discrete Automation	30	29
Safety & Productivity	26	26
Total	$171	170

Restructuring and related costs:
Final Control	$75	28
Measurement & Analytical	3	13
Discrete Automation	—	27
Safety & Productivity	10	—
Total	$88	68

Adjusted EBITA	$2,428	2,854	18%
Adjusted EBITA Margin	22.4%	24.6%	2.2 pts

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

SOFTWARE AND CONTROL
	2023	2024	Change	FX	Acq/Div	U/L
Sales:
Control Systems & Software	$2,606	2,842	9%	—%	1%	10%
Test & Measurement	—	1,464
AspenTech	1,042	1,093	5%	—%	—%	5%
Total	$3,648	5,399	48%	—%	(40)%	8%

Earnings:
Control Systems & Software	$529	645	22%
Test & Measurement	—	(290)
AspenTech	(107)	(73)	32%
Total	$422	282	(33)%
Margin	11.6%	5.2%	(6.4) pts

Amortization of intangibles:
Control Systems & Software	$22	26
Test & Measurement	—	560
AspenTech	486	486
Total	$508	1,072

Restructuring and related costs:
Control Systems & Software	$9	15
Test & Measurement	—	81
AspenTech	1	8
Total	$10	104

Adjusted EBITA	$940	1,458	55%
Adjusted EBITA Margin	25.8%	27.0%	1.2 pts
2024 vs. 2023 - Software and Control sales were $5.4 billion in 2024, an increase of $1,751, or 48 percent compared to the prior year, reflecting the impact of the Test & Measurement acquisition. Underlying sales increased 8 percent on 5 percent higher volume and 3 percent higher price. Underlying sales increased 8 percent in the Americas (U.S. up 7 percent), increased 9 percent in Europe and increased 8 percent in Asia, Middle East & Africa (China down 5 percent). Sales for Control Systems & Software increased $236, or 9 percent, reflecting strong international demand in process and hybrid end markets while power end markets were strong globally. Test & Measurement sales were $1,464. Sales for AspenTech increased $51, or 5 percent, reflecting higher maintenance and services revenue. Earnings for Software and Control were $282, a decrease of $140, or 33 percent, and margin decreased 6.4 percentage points to 5.2 percent, reflecting the impact from $560 of incremental intangibles amortization related to the Test & Measurement acquisition. Adjusted EBITA margin was 27.0 percent, an increase of 1.2 percentage points, reflecting leverage on higher sales and higher price, partially offset by the impact of the Test & Measurement acquisition.

SOFTWARE AND CONTROL
	2022	2023	Change	FX	Acq/Div	U/L
Sales:
Control Systems & Software	$2,398	2,606	9%	1%	1%	11%
Test & Measurement	—	—
AspenTech	656	1,042	59%	—%	(60)%	(1)%
Total	$3,054	3,648	20%	1%	(11)%	10%

Earnings:
Control Systems & Software	$437	529	21%
Test & Measurement	—	—
AspenTech	12	(107)	(967)%
Total	$449	422	(6)%
Margin	14.7%	11.6%	(3.1) pts

Amortization of intangibles:
Control Systems & Software	$22	22
Test & Measurement	—	—
AspenTech	237	486
Total	$259	508

Restructuring and related costs:
Control Systems & Software	$11	9
Test & Measurement	—	—
AspenTech	—	1
Total	$11	10

Adjusted EBITA	$719	940	31%
Adjusted EBITA Margin	23.5%	25.8%	2.3 pts
2023 vs. 2022 - Software and Control sales were $3.6 billion in 2023, an increase of $594, or 20 percent compared to 2022, reflecting the impact of the Heritage AspenTech acquisition and strong growth in Control Systems & Software. Underlying sales increased 10 percent on 8 percent higher volume and 2 percent higher price. Underlying sales increased 7 percent in the Americas (U.S. up 6 percent), increased 11 percent in Europe and increased 13 percent in Asia, Middle East & Africa (China up 16 percent). Sales for Control Systems & Software increased $208, or 9 percent, and underlying sales increased 11 percent, reflecting global strength in process end markets while power end markets were up modestly. Sales for AspenTech increased $386, or 59 percent, due to the acquisition of Heritage AspenTech. Earnings for Software and Control were $422, a decrease of $27, or 6 percent, and margin decreased 3.1 percentage points to 11.6 percent, reflecting the impact from $249 of incremental intangibles amortization related to the Heritage AspenTech acquisition. Adjusted EBITA margin was 25.8 percent, an increase of 2.3 percentage points, reflecting leverage on higher sales, higher price and favorable mix, partially offset by inflation and unfavorable foreign currency transactions.

Financial Position, Liquidity and Capital Resources

Emerson maintains a conservative financial structure to provide the strength and flexibility necessary to achieve our strategic objectives and efficiently deploy cash where needed worldwide to fund operations, complete acquisitions and sustain long-term growth. Emerson is in a strong financial position, with total assets of $44 billion and stockholders' equity of $22 billion, and has the resources available for reinvestment in existing businesses, strategic acquisitions and managing its capital structure on a short- and long-term basis.

The Company continues to generate substantial operating cash flow, including over $3.3 billion from continuing operations in 2024. Cash flows have been and are expected to be sufficient for at least the next 12 months to meet the Company’s operating requirements, including those related to salaries and wages, working capital, capital expenditures, and other liquidity requirements associated with operations. The Company also has certain contractual obligations, primarily long-term debt and operating leases (see Notes 9, 12 and 13). The Company has been able to readily meet all its funding requirements and currently believes that sufficient funds will be available to meet its needs for the foreseeable future through operating cash flow, existing resources, short- and long-term debt capacity, or its $3.5 billion revolving backup credit facility under which it has not incurred any borrowings.

CASH FLOW
	2022	2023	2024

Operating Cash Flow	$2,048	2,710	3,317
Percent of sales	14.8%	17.9%	19.0%
Capital Expenditures	$299	363	419
Percent of sales	2.2%	2.4%	2.4%
Free Cash Flow (Operating Cash Flow less Capital Expenditures)	$1,749	2,347	2,898
Percent of sales	12.7%	15.5%	16.6%
Operating Working Capital	$990	1,283	1,394
Percent of sales	7.2%	8.5%	8.0%

Operating cash flow from continuing operations for 2024 was $3.3 billion, an increase of $607, or 22 percent compared with 2023, reflecting higher earnings (excluding the impact of non-cash items related to the NI acquisition and the loss on the Copeland note receivable). Acquisition-related costs and integration activities negatively impacted operating cash flow in the current year by approximately $235. AspenTech generated operating cash flow of approximately $320 compared to approximately $310 in the prior year. Operating cash flow from continuing operations for 2023 was $2.7 billion, an increase of 32 percent compared to $2.0 billion in 2022, reflecting higher earnings (excluding the impacts in both years from the Vertiv subordinated interest gains and higher Heritage AspenTech intangibles amortization in 2023).

At September 30, 2024, operating working capital as a percent of sales was 8.0 percent compared with 8.5 percent in 2023 and 7.2 percent in 2022. Total operating working capital increased in 2024 due to the NI acquisition, but improved as a percent of sales compared to 2023 due improvements in inventory levels. Operating working capital was elevated in 2023 due to higher inventory levels to support sales growth and higher receivables.

Free cash flow from continuing operations (operating cash flow less capital expenditures) was $2,898 in 2024, up 23 percent, reflecting the increase in operating cash flow. Free cash flow from continuing operations was $2,347 in 2023, compared with $1,749 in 2022. Net cash paid in connection with acquisitions was $8,342, $705 and $5,702 in 2024, 2023 and 2022, respectively.

Total cash provided by operating activities including the impact of discontinued operations was $3,332, $637 and $2,922 in 2024, 2023 and 2022, respectively. The decrease in 2023 was due to approximately $2.3 billion of income taxes paid related to the gains on the Copeland transaction and InSinkErator divestiture and subsidiary restructurings related to the Copeland transaction. Investing cash flow from discontinued operations was $3.4 billion in 2024, reflecting the proceeds of approximately $1.5 billion related to the sale of the Company's 40 percent non-controlling common equity interest in Copeland and $1.9 billion related to the sale of the note receivable, while 2023 was $12.5 billion, reflecting the proceeds from the Copeland transaction and InSinkErator divestiture.

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

Dividends were $1,201 ($2.10 per share) in 2024, compared with $1,198 ($2.08 per share) in 2023 and $1,223 ($2.06 per share) in 2022. In November 2024, the Board of Directors voted to increase the quarterly cash dividend to an annualized rate of $2.11 per share.

Purchases of Emerson common stock totaled $435, $2,000 and $500 in 2024, 2023 and 2022, respectively, at average per share prices of $99.04, $94.09 and $87.64. AspenTech repurchases were $208 in 2024 and $214 in 2023, and the Company's current common ownership percentage is approximately 57 percent. In November 2015, the Board of Directors authorized the purchase of up to 70 million shares, and during 2022, the remaining shares available under this authorization were purchased. In March 2020, the Board of Directors authorized the purchase of an additional 60 million shares and a total of approximately 28.9 million shares remain available. The Company purchased 4.4 million shares in 2024, 21.3 million shares in 2023 and 5.7 million shares in 2022 under the authorizations.

LEVERAGE/CAPITALIZATION
	2022	2023	2024

Total Assets	$35,672	42,746	44,246
Long-term Debt	$8,259	7,610	7,155
Common Stockholders' Equity	$10,364	20,689	21,636

Total Debt-to-Total Capital Ratio	50.0%	28.3%	26.2%
Net Debt-to-Net Capital Ratio	45.3%	0.5%	15.9%
Operating Cash Flow-to-Debt Ratio	19.7%	33.2%	43.2%
Interest Coverage Ratio	11.7X	12.1X	7.2X

Total debt, which includes long-term debt, current maturities of long-term debt, commercial paper and other short-term borrowings, was $7,687, $8,157 and $10,374 as of September 30, 2024, 2023 and 2022, respectively. The decrease in 2024 reflected the repayment of €500 of 0.375% euro notes that matured in May 2024. The decrease in 2023 included a net reduction in short-term borrowings of approximately $1.6 billion and repayments of long-term debt of $741 (including $264 related to AspenTech's repayment of the outstanding balance on its existing term loan facility plus accrued interest). Activity in 2022 included the issuance of $3 billion of long-term debt and increased commercial paper borrowings of approximately $1.3 billion. The Company used the net proceeds from the sale of the notes and the increased commercial paper borrowings to fund the majority of its contribution of approximately $6.0 billion to existing stockholders of Heritage AspenTech as part of the transaction. Long-term debt was issued in December 2021 as follows: $1 billion of 2.0% notes due December 2028, $1 billion of 2.2% notes due December 2031, and $1 billion of 2.8% notes due December 2051. Additionally, the Company repaid $500 of 2.625% notes that matured in 2022. See Note 4 and Note 13.

The total debt-to-total capital ratio decreased slightly in 2024, reflecting repayments of long-term debt, while the net debt-to-net capital ratio increased reflecting the use of cash held on the balance sheet at September 30, 2023 that was used to complete the NI acquisition. These ratios decreased in 2023 compared to 2022 due to the proceeds and after-tax gains (which increased common stockholder's equity) on the Copeland transaction and InSinkErator divestiture. The interest coverage ratio is computed as earnings before income taxes plus interest expense, divided by interest expense. The decrease in 2024 reflects lower GAAP pretax earnings largely due to the NI acquisition. Excluding the impact from acquisition-related inventory step-up amortization of $231, higher intangibles amortization of $595, acquisition/divestiture fees and related costs of $220, higher restructuring and related costs of $152, the loss of $279 on the Copeland note receivable and the gain on the subordinated interest of $79, the interest coverage ratio was 11.6X. The Company's earnings increased in 2023 which offset higher interest expense due to the increased long-term debt and commercial paper borrowings to fund the Heritage AspenTech acquisition.

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

VALUATION OF ASSETS AND LIABILITIES
Assets and liabilities acquired in business combinations, including intangible assets, are accounted for using the acquisition method and recorded at their respective fair values. In 2024, the Company completed the acquisition of National Instruments Corporation and in 2022 completed the acquisition of Aspen Technology, Inc. and engaged independent third-party valuation specialists to assist in the determination of the fair value of intangible assets. This included the use of certain assumptions and estimates, including projected revenue for customer relationship and developed technology intangible assets, the attrition rate for customer relationship intangible assets, and the obsolescence rate for developed technology intangible assets. Although we believe the assumptions and estimates to be reasonable and appropriate, they require judgement and are based on experience and historical information obtained from National Instruments Corporation and Aspen Technology, Inc.

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

RETIREMENT PLANS
The Company maintains a prudent long-term investment strategy consistent with the duration of pension obligations. The determination of defined benefit plan expense and liabilities is dependent on various assumptions, including the expected annual rate of return on plan assets, the discount rate and the rate of annual compensation increases. In accordance with U.S. generally accepted accounting principles, actual results that differ from the Company's assumptions are accumulated as deferred actuarial gains or losses and amortized to expense in future periods. The Company's principal U.S. defined benefit plan is closed to employees hired after January 1, 2016 while shorter-tenured employees ceased accruing benefits effective October 1, 2016. Effective January 1, 2025, the Company is implementing a new profit sharing retirement program for all U.S. non-union employees. Eligible employees will receive a base contribution to a cash balance account administered within the principal U.S. defined benefit plan, to be funded by surplus pension assets, as well as a potential profit sharing contribution to their defined contribution account. After December 31, 2024, future service for employees that had continued to accrue benefits in the principal U.S. defined benefit plan will be frozen.

As of September 30, 2024, the U.S. pension plans were overfunded by $800 in total (approximately 22 percent in excess of the projected benefit obligation), including unfunded plans totaling $161. The non-U.S. plans were underfunded by $38, including unfunded plans totaling $230. The Company contributed a total of $38 to defined benefit plans in 2024 and expects to contribute approximately $40 in 2025. At year-end 2024, the discount rate for U.S. plans was 4.97 percent, and was 6.03 percent in 2023. The assumed investment return on plan assets was 6.50 percent in 2024, 6.00 percent in 2023 and 6.00 percent in 2022, and will be 6.50 percent for 2025. While management believes its assumptions used are appropriate, actual experience may differ. A 0.25 percentage point decrease in the U.S. and non-U.S. discount rates would have increased the total projected benefit obligation at September 30, 2024 by $100 and increased 2025 pension expense by $15. A 0.25 percentage point decrease in the expected return on plan assets would increase 2025 pension expense by $15. See Note 14.

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

Other Items

LEGAL MATTERS
At September 30, 2024, there were no known contingent liabilities (including guarantees, pending litigation, taxes and other claims) that management believes will be material in relation to the Company's financial statements, nor were there any material commitments outside the normal course of business.

NEW ACCOUNTING PRONOUNCEMENTS
In 2024, the Company adopted ASU No. 2022-04 (Subtopic 405-50), Liabilities - Supplier Finance Programs, which requires disclosures about the use of supplier finance programs. This standard has no impact on the accounting for supplier finance programs and did not materially impact the Company's disclosures.

In 2023, the Company adopted ASU No. 2021-10 (Topic 832), Government Assistance, which requires annual disclosures about certain types of government assistance received. This standard has no impact on the accounting for government assistance and did not materially impact the Company's disclosures.

In 2022, the Company adopted three accounting standard updates, each of which had an immaterial or no impact on the Company's financial statements. These included:

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

FISCAL 2025 OUTLOOK
For fiscal year 2025, consolidated net sales from continuing operations are expected to be up 3.5 to 5.5 percent, with underlying sales up 3 to 5 percent, excluding a 0.5 percent favorable impact from foreign currency translation. Earnings per share are expected to be $4.42 to $4.62, while adjusted earnings per share are expected to be $5.85 to $6.05 (see the following reconciliation).

Outlook for Fiscal 2025 Earnings Per Share	2025

Diluted earnings per share	$4.42 - $4.62

Amortization of intangibles	~ 1.23
Restructuring and related costs	~ 0.16
Acquisition/divestiture fees and related costs	~ 0.04

Adjusted diluted earnings per share	$5.85 - $6.05
Operating cash flow is expected to be $3.6 to $3.7 billion and free cash flow, which excludes projected capital spending of approximately $0.4 billion, is expected to be $3.2 to $3.3 billion. The fiscal 2025 outlook assumes approximately $2.0 billion returned to shareholders through share repurchases (including approximately $1.0 billion expected to be completed in the first fiscal quarter) and approximately $1.2 billion of dividend payments.

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

Consolidated Statements of Earnings
EMERSON ELECTRIC CO. & SUBSIDIARIES

Years ended September 30
(Dollars and shares in millions, except per share amounts)

	2022	2023	2024

Net sales	$13,804	15,165	17,492

Cost of sales	7,498	7,738	8,607
Selling, general and administrative expenses	3,614	4,186	5,142
Gain on subordinated interest	(453)	(161)	(79)
Loss on Copeland note receivable	—	—	279
Other deductions, net	519	506	1,434
Interest expense, net of interest income of: 2022, $34; 2023, $227; 2024, $148	194	34	175
Interest income from related party	—	(41)	(86)
Earnings from continuing operations before income taxes	2,432	2,903	2,020
Income taxes	549	642	415
Earnings from continuing operations	1,883	2,261	1,605
Discontinued operations, net of tax of $306, $2,969 and $85, respectively	1,347	10,939	350
Net earnings	3,230	13,200	1,955
Less: Noncontrolling interests in earnings of subsidiaries	(1)	(19)	(13)
Net earnings common stockholders	$3,231	13,219	1,968

Earnings common stockholders:
Earnings from continuing operations	$1,886	2,286	1,618
Discontinued operations	1,345	10,933	350
Net earnings common stockholders	$3,231	13,219	1,968

Basic earnings per share common stockholders:
Earnings from continuing operations	$3.17	3.98	2.83
Discontinued operations	2.27	19.02	0.61
Basic earnings per common share	$5.44	23.00	3.44

Diluted earnings per share common stockholders:
Earnings from continuing operations	$3.16	3.96	2.82
Discontinued operations	2.25	18.92	0.61
Diluted earnings per common share	$5.41	22.88	3.43

Weighted average outstanding shares:
Basic	592.9	574.2	571.3
Diluted	596.3	577.3	574.0

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
EMERSON ELECTRIC CO. & SUBSIDIARIES

Years ended September 30
(Dollars in millions)

	2022	2023	2024
Net earnings	$3,230	13,200	1,955

Other comprehensive income (loss), net of tax:
Foreign currency translation	(644)	254	400
Pension and postretirement	37	(25)	2
Cash flow hedges	(14)	4	(13)
Total other comprehensive income (loss)	(621)	233	389

Comprehensive income	2,609	13,433	2,344

Less: Noncontrolling interests in comprehensive income of subsidiaries	(9)	(18)	(9)
Comprehensive income common stockholders	$2,618	13,451	2,353

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
EMERSON ELECTRIC CO. & SUBSIDIARIES
Years ended September 30 (Dollars and shares in millions, except per share amounts)

	2023	2024
ASSETS
Current assets
Cash and equivalents	$8,051	3,588
Receivables, less allowances of $100 in 2023 and $121 in 2024	2,518	2,927
Inventories	2,006	2,180
Other current assets	1,244	1,497
Total current assets	13,819	10,192

Property, plant and equipment, net	2,363	2,807

Other assets
Goodwill	14,480	18,067
Other intangible assets	6,263	10,436
Copeland note receivable and equity investment held-for-sale	3,255	—
Other	2,566	2,744
Total other assets	26,564	31,247
Total assets	$42,746	44,246

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current maturities of long-term debt	$547	532
Accounts payable	1,275	1,335
Accrued expenses	3,210	3,875
Total current liabilities	5,032	5,742

Long-term debt	7,610	7,155

Other liabilities	3,506	3,840

Equity
Common stock, $0.50 par value; authorized, 1,200.0 shares; issued, 953.4 shares; outstanding, 572.0 shares in 2023; 570.2 shares in 2024	477	477
Additional paid-in-capital	62	169
Retained earnings	40,070	40,830
Accumulated other comprehensive income (loss)	(1,253)	(868)
Cost of common stock in treasury, 381.4 shares in 2023; 383.2 shares in 2024	(18,667)	(18,972)
Common stockholders’ equity	20,689	21,636
Noncontrolling interests in subsidiaries	5,909	5,873
Total equity	26,598	27,509
Total liabilities and equity	$42,746	44,246

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Equity
EMERSON ELECTRIC CO. & SUBSIDIARIES

Years ended September 30
(Dollars in millions, except per share amounts)

	2022	2023	2024

Common stock	$477	477	477

Additional paid-in-capital
Beginning balance	522	57	62
Stock plans	85	127	226
AspenTech purchases of common stock	—	(122)	(119)
AspenTech acquisition	(550)	—	—
Ending balance	57	62	169

Retained earnings
Beginning balance	26,047	28,053	40,070
Net earnings common stockholders	3,231	13,219	1,968
Dividends paid (per share: 2022, $2.06; 2023, $2.08; 2024, $2.10)	(1,225)	(1,202)	(1,208)
Ending balance	28,053	40,070	40,830

Accumulated other comprehensive income (loss)
Beginning balance	(872)	(1,485)	(1,253)
Foreign currency translation	(636)	253	396
Pension and postretirement	37	(25)	2
Cash flow hedges	(14)	4	(13)
Ending balance	(1,485)	(1,253)	(868)

Treasury stock
Beginning balance	(16,291)	(16,738)	(18,667)
Purchases	(500)	(2,000)	(435)
Issued under Emerson stock plans	53	71	130
Ending balance	(16,738)	(18,667)	(18,972)

Common stockholders' equity	10,364	20,689	21,636

Noncontrolling interests in subsidiaries
Beginning balance	40	5,952	5,909
Net earnings	(1)	(19)	(13)
Stock plans	35	94	64
AspenTech purchases of common stock	—	(92)	(89)
Other comprehensive income	(8)	1	4
Dividends paid	(4)	(1)	(2)
AspenTech acquisition	5,890	—	—
Purchase of noncontrolling interests	—	3	—
Climate Technologies divestiture	—	(29)	—
Ending balance	5,952	5,909	5,873

Total equity	$16,316	26,598	27,509

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
EMERSON ELECTRIC CO. & SUBSIDIARIES
Years ended September 30 (Dollars in millions)

	2022	2023	2024
Operating activities
Net earnings	$3,230	13,200	1,955
Earnings from discontinued operations, net of tax	(1,347)	(10,939)	(350)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	842	1,051	1,689
Stock compensation	125	250	260
Amortization of acquisition-related inventory step-up	—	—	231
Pension expense (income)	2	(71)	(79)
Pension funding	(43)	(43)	(38)
Gain on subordinated interest	(453)	(161)	(79)
Loss on Copeland note receivable	—	—	279
Changes in operating working capital	(312)	(148)	(151)
Other, net	4	(429)	(400)
Cash from continuing operations	2,048	2,710	3,317
Cash from discontinued operations	874	(2,073)	15
Cash provided by operating activities	2,922	637	3,332

Investing activities
Capital expenditures	(299)	(363)	(419)
Purchases of businesses, net of cash and equivalents acquired	(5,702)	(705)	(8,342)
Divestitures of businesses	17	—	—
Proceeds from subordinated interest	438	176	79
Proceeds from related party note receivable	—	918	—
Other, net	(138)	(141)	(114)
Cash from continuing operations	(5,684)	(115)	(8,796)
Cash from discontinued operations	350	12,530	3,436
Cash provided by (used in) investing activities	(5,334)	12,415	(5,360)

Financing activities
Net increase (decrease) in short-term borrowings	1,241	(1,578)	(15)
Proceeds from short-term borrowings greater than three months	1,162	395	322
Payments of short-term borrowings greater than three months	(1,165)	(400)	(327)
Proceeds from long-term debt	2,975	—	—
Payments of long-term debt	(522)	(741)	(547)
Dividends paid	(1,223)	(1,198)	(1,201)
Purchases of common stock	(500)	(2,000)	(435)
AspenTech purchases of common stock	—	(214)	(208)
Payment of related party note payable	—	(918)	—
Other, net	80	(169)	(44)
Cash provided by (used in) financing activities	2,048	(6,823)	(2,455)

Effect of exchange rate changes on cash and equivalents	(186)	18	20
Increase (Decrease) in cash and equivalents	(550)	6,247	(4,463)
Beginning cash and equivalents	2,354	1,804	8,051
Ending cash and equivalents	$1,804	8,051	3,588

Changes in operating working capital
Receivables	$(143)	(191)	(99)
Inventories	(334)	(160)	122
Other current assets	(56)	(1)	(149)
Accounts payable	147	(17)	(16)
Accrued expenses	74	221	(9)
Total changes in operating working capital	$(312)	(148)	(151)
See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
EMERSON ELECTRIC CO. & SUBSIDIARIES

Years ended September 30
(Dollars in millions, except per share amounts or where noted)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation
The preparation of the financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from these estimates. Certain prior year amounts have been reclassified to conform to the current year presentation. On June 6, 2024, the Company entered into definitive agreements to sell its 40 percent non-controlling common equity interest in Copeland to private equity funds managed by Blackstone for $1.5 billion and its note receivable to Copeland for $1.9 billion, and the transactions were subsequently completed in August 2024. As a result of these transactions, the equity interest and note receivable are reported as held-for-sale in the prior year, the equity method losses related to the Company's non-controlling common equity interest in Copeland, which were reported since May 2023 in Other deductions, net, have been reclassified and are now reported as discontinued operations for all periods presented, and cash flows related to U.S. tax distributions have been reclassified to operating cash flows from discontinued operations (see Notes 5 and 8).

In 2024, the Company adopted ASU No. 2022-04 (Subtopic 405-50), Liabilities - Supplier Finance Programs, which requires disclosures about the use of supplier finance programs. This standard has no impact on the accounting for supplier finance programs and did not materially impact the Company's disclosures.

In 2023, the Company adopted ASU No. 2021-10 (Topic 832), Government Assistance, which requires annual disclosures about certain types of government assistance received. This standard has no impact on the accounting for government assistance and did not materially impact the Company's disclosures.

In 2022, the Company adopted three accounting standard updates, each of which had an immaterial or no impact on the Company's financial statements. These included:

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

Inventories
Inventories are stated at the lower of cost and net realizable value. The majority of inventory is valued based on standard costs, which are revised at the beginning of each year and approximate average costs, while the remainder is principally valued on a first-in, first-out basis. Following are the components of inventory as of September 30:

	2023	2024
Finished products	$446	512
Raw materials and work in process	1,560	1,668
Total inventories	$2,006	2,180

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

The components of property, plant and equipment as of September 30 follow:

	2023	2024
Land	$255	278
Buildings	1,758	2,048
Machinery and equipment	3,228	3,538
Construction in progress	283	321
Property, plant and equipment, at cost	5,524	6,185
Less: Accumulated depreciation	3,161	3,378
Property, plant and equipment, net	$2,363	2,807

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

Revenue is recognized over time for approximately 10 percent of the Company's revenues. These revenues primarily relate to projects in the Control Systems & Software segment where revenue is recognized using the percentage-of-completion method to reflect the transfer of control over time, and software maintenance contracts in the Software and Control business group where revenue is typically recognized on a straight-line basis. Approximately 15 percent of revenues relate to sales arrangements with multiple performance obligations, principally in the Software and Control business group. Tangible products represent a large majority of the delivered items in contracts with multiple performance obligations or where revenue is recognized over time, while a smaller portion is attributable to installation, service and maintenance.

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

Derivatives and Hedging
In the normal course of business, the Company is exposed to changes in interest rates and foreign currency exchange rates due to its worldwide presence and diverse business profile. The Company's foreign currency exposures relate to transactions denominated in currencies that differ from the functional currencies of its business units, primarily in euros, Mexican pesos, and Chinese yuan. As part of the Company's risk management strategy, derivative instruments are selectively used in an effort to minimize the impact of these exposures. Foreign exchange forwards and options are utilized to hedge foreign currency exposures impacting sales or cost of sales transactions, firm commitments and the fair value of assets and liabilities. Non-U.S. dollar obligations are utilized to reduce foreign currency risk associated with the Company's net investments in foreign operations. All derivatives are associated with specific underlying exposures and the Company does not hold derivatives for trading or speculative purposes. The duration of hedge positions is generally two years or less, except for the Company's net investment hedges.

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
Income Taxes
The provision for income taxes is based on pretax income reported in the consolidated statements of earnings and tax rates currently enacted in each jurisdiction. Certain income and expense items are recognized in different time periods for financial reporting and income tax filing purposes, and deferred income taxes are provided for the effect of temporary differences. The Tax Cuts and Jobs Act subjects the Company to U.S. tax on global intangible low-taxed income earned by certain of its non-U.S. subsidiaries. The Company has elected to recognize this tax as a period expense when it is incurred. The Company also provides for withholding taxes and any applicable U.S. income taxes on earnings intended to be repatriated from non-U.S. locations. No provision has been made for these taxes on approximately $6.3 billion of undistributed earnings of non-U.S. subsidiaries as of September 30, 2024, as these earnings are considered indefinitely invested or otherwise retained for continuing international operations. Recognition of withholding taxes and any applicable U.S. income taxes on undistributed non-U.S. earnings would be triggered by a management decision to repatriate those earnings. Determination of the amount of taxes that might be paid on these undistributed earnings if eventually remitted is not practicable. See Note 16.

(2) REVENUE RECOGNITION
The following table summarizes the balances of the Company's unbilled receivables (contract assets), which are reported in Other assets (current and noncurrent), and its customer advances (contract liabilities), which are reported in Accrued expenses and Other liabilities.

	2023	2024
Unbilled receivables (contract assets)	$1,453	1,599
Customer advances (contract liabilities)	(897)	(1,115)
Net contract assets	$556	484
The majority of the Company's contract balances relate to (1) arrangements where revenue is recognized over time and payments from customers are made according to a contractual billing schedule, and (2) revenue from term software license arrangements sold by AspenTech where the license revenue is recognized upfront upon delivery. The decrease in net contract assets was primarily due to the acquisition of National Instruments, which increased contract liabilities by approximately $150, while customer billings slightly exceeded revenue recognized for performance completed during the period. Revenue recognized for 2024 included approximately $635 that was included in the beginning contract liability balance. Other factors that impacted the change in net contract liabilities were immaterial.
Revenue recognized for 2024 for performance obligations that were satisfied in previous periods, including cumulative catchup adjustments on the Company's long-term contracts, was not material. Capitalized amounts related to incremental costs to obtain customer contracts and costs to fulfill contracts are immaterial.
As of September 30, 2024, the Company's backlog relating to unsatisfied (or partially unsatisfied) performance obligations in contracts with its customers was approximately $8.4 billion (of which approximately $1.3 billion was attributable to AspenTech and approximately $400 was attributable to National Instruments). The Company expects to recognize approximately 75 percent of its remaining performance obligations as revenue over the next 12 months, with the remainder substantially over the subsequent two years thereafter.
See Note 20 for additional information about the Company's revenues.
(3) WEIGHTED-AVERAGE COMMON SHARES

Basic earnings per common share consider only the weighted-average of common shares outstanding while diluted earnings per common share, which are calculated using the two-class method, also consider the dilutive effects of stock options and incentive shares. An inconsequential number of shares of common stock were excluded from the computation of dilutive earnings per share in 2024, 2023 and 2022 as the effect would have been antidilutive. Earnings allocated to participating securities were inconsequential for all years presented.

Reconciliations of weighted-average shares for basic and diluted earnings per common share follow (shares in millions):

	2022	2023	2024
Basic shares outstanding	592.9	574.2	571.3
Dilutive shares	3.4	3.1	2.7
Diluted shares outstanding	596.3	577.3	574.0

(4) ACQUISITIONS AND DIVESTITURES

National Instruments

On October 11, 2023, the Company completed the acquisition of National Instruments Corporation (“NI”). NI, which provides software-connected automated test and measurement systems that enable enterprises to bring products to market faster and at a lower cost, had revenues of approximately $1.7 billion and pretax earnings of approximately $170 for the 12 months ended September 30, 2023. NI is now referred to as Test & Measurement and reported as a new segment in the Software and Control business group, see Note 20.

The following table summarizes the components of the purchase consideration reflected in the acquisition accounting for NI.

Cash paid to acquire remaining NI shares not already owned by Emerson	$7,833
Payoff of NI debt at closing	634
Total consideration paid in cash at closing	8,467
Fair value of NI shares already owned by Emerson prior to acquisition	137
Value of stock-based compensation awards attributable to pre-combination service	49
Total purchase consideration	$8,653

The total purchase consideration for NI was allocated to assets and liabilities as follows.

Cash and equivalents	$135
Receivables	309
Inventory	490
Other current assets	140
Property, plant and equipment	328
Goodwill ($121 expected to be tax-deductible)	3,442
Other intangible assets	5,275
Other assets	105
Total assets	10,224

Accounts payable	52
Accrued expenses	315
Deferred taxes and other liabilities	1,204
Total purchase consideration	$8,653

The estimated intangible assets attributable to the transaction are comprised of the following (in millions):

	Amount	Estimated Weighted Average Life (Years)
Developed technology	$1,570	9
Customer relationships	3,360	15
Trade names	210	9
Backlog	135	1
Total	$5,275

Results of operations for the year ended September 30, 2024 attributable to the NI acquisition include sales of $1,464 and a net loss of $537. The net loss included the impact of inventory step-up amortization, intangibles amortization, retention bonuses, stock compensation expense and restructuring.

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

	2023	2024
Net Sales	16,858	17,511
Net earnings from continuing operations common stockholders	1,508	1,982
Diluted earnings per share from continuing operations	2.61	3.45

Pro forma Net sales for the year ended September 30, 2023 include $1,693 attributable to NI.

The pro forma results for the year ended September 30, 2023 include transaction costs of $198 which were assumed to be incurred in the first quarter of fiscal 2023. These transaction costs include $88 incurred by NI prior to the completion of the transaction and $110 incurred by Emerson in periods subsequent to the first quarter of fiscal 2023. The pro forma results for the year ended September 30, 2023 also include $424 of ongoing intangibles amortization, backlog amortization of $136, inventory step-up amortization of $213, and retention bonuses of $55, and exclude the mark-to-market gain of $56 recognized on the equity investment in National Instruments Corporation (see Note 6).

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

2022
Net Sales	$14,218
Net earnings from continuing operations common stockholders	$1,916
Diluted earnings per share from continuing operations	$3.21

The pro forma results for 2022 exclude $91 of transaction costs which were included in the Company's reported results for 2022, but were assumed to be incurred in the first quarter of 2021. The pro forma results for 2022 include additional interest expense of $56 related to the issuance of $3.0 billion of term debt and increased commercial paper borrowings to fund the acquisition, which assumes such borrowings were outstanding for the entire year.

Other Transactions

In 2024, the Company divested two small businesses, both in the Final Control segment, and recognized a pretax loss of $48 in total ($50 after-tax, $0.09 per share).

In 2023, the Company acquired two businesses, Flexim, which is reported in the Measurement & Analytical segment, and Afag, which is reported in the Discrete Automation segment, for $715, net of cash acquired. The Company recognized goodwill of $424 (none of which is expected to be tax deductible) and other identifiable intangible assets of $323, primarily customer relationships and intellectual property with a weighted-average useful life of approximately 9 years.

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
In the first quarter of 2022, the Company received a distribution of $438 related to its subordinated interest in Vertiv (in total, a pretax gain of $453 was recognized in the first quarter of 2022, $358 after-tax, $0.60 per share) and received the remaining $15 related to the pretax gain in the first quarter of 2023. In 2023, the Company received additional distributions totaling $161 ($122 after-tax, $0.21 per share) and in 2024, received its final distribution of $79 ($60 after-tax, $0.10 per share).

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

On June 6, 2024, the Company entered into a definitive agreement to sell its 40 percent non-controlling common equity interest in Copeland to private equity funds managed by Blackstone for $1.5 billion. The transaction closed on August 13, 2024 and the Company recognized a gain of $539 ($435 after-tax) in discontinued operations. In addition, the equity method losses related to the Company's non-controlling common equity interest in Copeland, which were reported since May 2023 in Other deductions, net, have been reclassified and are now reported as discontinued operations for all periods presented and are included within Climate Technologies in Other deductions, net in the table below. See Note 8 for further details.

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

The financial results of Climate Technologies, InSinkErator ("ISE") and Therm-O-Disc ("TOD") (through the completion of the divestitures), are reported as discontinued operations for all years presented and were as follows:

	Climate Technologies			ISE and TOD			Total
	2022	2023	2024	2022	2023	2024	2022	2023	2024
Net sales	$4,976	3,156	—	848	49	—	5,824	3,205	—
Cost of sales	3,405	2,000	—	538	29	—	3,943	2,029	—
SG&A	514	390	—	119	7	—	633	397	—
Gain on sale of business	—	(10,610)	(539)	(486)	(2,783)	—	(486)	(13,393)	(539)
Other deductions, net	55	252	104	26	12	—	81	264	104
Earnings before income taxes	1,002	11,124	435	651	2,784	—	1,653	13,908	435
Income taxes	209	2,315	85	97	654	—	306	2,969	85
Earnings, net of tax	$793	8,809	350	554	2,130	—	1,347	10,939	350

Climate Technologies' results for 2024 included a gain on the sale of the Company's 40 percent non-controlling common equity interest in Copeland of $539 ($435 after-tax), while 2023 include lower expense of $96 due to ceasing depreciation and amortization upon the held-for-sale classification and $57 of transaction-related costs reported in Other deductions, net. Equity method losses related to the Company's 40 percent non-controlling common equity interest in Copeland were $125 and $177 for 2024 and 2023, respectively. Income taxes for 2023 included approximately $2.2 billion for the gain on the Copeland transaction and subsidiary restructurings, and approximately $660 related to the gain on the InSinkErator divestiture.

Net cash from operating and investing activities for Climate Technologies, InSinkErator and Therm-O-Disc were as follows:

	Climate Technologies			ISE and TOD			Total
	2022	2023	2024	2022	2023	2024	2022	2023	2024
Cash from operating activities	$881	(1,314)	15	(7)	(759)	—	874	(2,073)	15
Cash from investing activities	$(202)	9,475	3,436	552	3,055	—	350	12,530	3,436

Cash from operating activities for 2023 reflects approximately $2.3 billion of income taxes paid related to the gains on the Copeland transaction and InSinkErator divestiture and subsidiary restructurings related to the Copeland transaction. Cash from investing activities for 2024 reflects the proceeds of approximately $1.5 billion related to the sale of the Company's 40 percent non-controlling common equity interest in Copeland and $1.9 billion related to the sale of the note receivable, while 2023 reflects the proceeds of approximately $9.7 billion related to the Copeland transaction and approximately $3.0 billion related to the InSinkErator divestiture.

(6) OTHER DEDUCTIONS, NET

Other deductions, net are summarized below:
	2022	2023	2024
Amortization of intangibles (intellectual property and customer relationships)	$336	482	1,077
Restructuring costs	75	72	228
Acquisition/divestiture costs	91	69	96
Foreign currency transaction (gains) losses	12	50	105
Investment-related gains & gains from sales of capital assets	(30)	(69)	—
Russia business exit	135	47	—
Other	(100)	(145)	(72)
Total	$519	506	1,434

Intangibles amortization for 2024 included $560 related to the NI acquisition, while 2023 included $258 related to the Heritage AspenTech acquisition compared to $97 in 2022. Foreign currency transaction losses included a mark-to-market gain of $24 in 2023 related to foreign currency forward contracts entered into by AspenTech to mitigate the impact of foreign currency exchange associated with the Micromine purchase price compared to a mark-to-market loss of $50 in 2022. On June 21, 2023, AspenTech terminated all outstanding foreign currency forward contracts. The Company recognized a mark-to-market gain of $56 in 2023 related to its equity investment in National Instruments Corporation (see Note 11 for further information). In 2024, Other includes a loss of $48 related to the divestiture of two small businesses (see Note 4). Other is also composed of several other items, including pension expense, litigation costs, provision for bad debt and other items, none of which is individually significant.
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
Restructuring expenses were $228, $72 and $75 for 2024, 2023 and 2022, respectively. The Company expects fiscal year 2025 restructuring and related costs to be approximately $120.
Restructuring costs by business segment follows:

	2022	2023	2024
Final Control	$38	12	12
Measurement & Analytical	3	9	26
Discrete Automation	—	27	35
Safety & Productivity	10	—	7
Intelligent Devices	51	48	80

Control Systems & Software	11	9	11
Test & Measurement	—	—	78
AspenTech	—	1	8
Software and Control	11	10	97

Corporate	13	14	51

Total	$75	72	228

Actions taken in 2024, 2023 and 2022 included workforce reductions of approximately 2,250, 700 and 2,150 positions and the exit of twenty-two, ten and seven production facilities and sales offices worldwide, respectively. Corporate restructuring for 2024 includes $43 of integration-related stock compensation expense attributable to NI.

The change in the liability for restructuring costs during the years ended September 30 follows:

	2023	Expense	Utilized/Paid	2024
Severance and benefits	$85	191	171	105
Other	2	37	32	7
Total	$87	228	203	112

	2022	Expense	Utilized/Paid	2023
Severance and benefits	$117	42	74	85
Other	5	30	33	2
Total	$122	72	107	87

The tables above do not include $16, $20 and $40 of costs related to restructuring actions incurred in 2024, 2023 and 2022 respectively, that are required to be reported in cost of sales and selling, general and administrative expenses.

(8) EQUITY METHOD INVESTMENT AND NOTE RECEIVABLE

As discussed in Note 5, the Company completed the divestiture of a majority stake in Copeland on May 31, 2023, and received upfront, pre-tax cash proceeds of approximately $9.7 billion and a note receivable with a face value of $2.25 billion, while retaining a 40 percent non-controlling common equity interest in Copeland. As a result of the transaction, the Company deconsolidated Copeland from its financial statements, as it no longer had a controlling interest, and initially recognized its common equity investment and note receivable at fair values of $1,359 and $2,052, respectively.

On June 6, 2024, the Company entered into definitive agreements to sell its 40 percent non-controlling common equity interest in Copeland to private equity funds managed by Blackstone for $1.5 billion and its note receivable to Copeland for $1.9 billion, and the transactions were subsequently completed in August 2024. As a result of these transactions, the equity interest and note receivable are reported as held-for-sale in the prior year, and the gain on the sale of the Company's non-controlling common equity interest in Copeland and the historical equity method losses, which were reported since May 2023 in Other deductions, net, have been reclassified and are now reported as discontinued operations for all periods presented (see Note 5).

The Company recognized non-cash interest income on the note receivable (through the date of the agreement) of $86 and $41 in 2024 and 2023, respectively, which is reported in Interest income from related party within continuing operations and capitalized to the carrying value of the note. Upon entering into the note agreement, the Company recorded a pretax loss of $279 ($217 after-tax, $0.38 per share) to adjust the carrying value of the note to $1.9 billion to reflect the transaction price.

During the year ended September 30, 2023, the Company settled a note receivable and note payable with Copeland of $918, which is reported in Investing and Financing cash flows, respectively.

Summarized financial information for Copeland for 2024 and 2023 is presented below. Copeland's results only reflect activity subsequent to the Company's divestiture of its majority stake and through the completion of the sale of the 40 percent non-controlling common equity interest.

	2023	2024
Net sales	$1,677	4,323
Gross profit	$479	1,495
Income (loss) from continuing operations	$(442)	(326)
Net income (loss)	$(442)	(326)
Net income (loss) attributable to shareholders	$(442)	(322)

(9) LEASES

The components of lease expense for the years ended September 30 were as follows:

	2022	2023	2024
Operating lease expense	$160	178	208
Variable lease expense	$18	20	24

Short-term lease expense and sublease income were immaterial for the years ended September 30, 2024, 2023 and 2022. Cash paid for operating leases is classified within operating cash flows from continuing operations and was $202, $170 and $163 for the years ended September 30, 2024, 2023 and 2022, respectively. Operating lease right-of-use asset additions were $250, $247 and $94 for the years ended September 30, 2024, 2023 and 2022, respectively.

The following table summarizes the balances of the Company's operating lease right-of-use assets and operating lease liabilities as of September 30, 2023 and 2024, the vast majority of which relates to offices and manufacturing facilities:

	2023	2024
Right-of-use assets (Other assets)	$550	692
Current lease liabilities (Accrued expenses)	$144	158
Noncurrent lease liabilities (Other liabilities)	$404	511

The weighted-average remaining lease term for operating leases was 7.7 years and 6.2 years, and the weighted-average discount rate was 4.4 percent and 4.2 percent as of September 30, 2024 and September 30, 2023, respectively.

Future maturities of operating lease liabilities as of September 30, 2024 are summarized below:

2024
2025	$179
2026	136
2027	102
2028	75
2029	57
Thereafter	288
Total lease payments	837
Less: Interest	168
Total lease liabilities	$669

Lease commitments that have not yet commenced were immaterial as of September 30, 2024.

(10) GOODWILL AND OTHER INTANGIBLES

The change in the carrying value of goodwill by business segment follows:

	Final Control	Measurement & Analytical	Discrete Automation	Safety & Productivity	Control Systems & Software	Test & Measurement	AspenTech	Total

Balance, September 30, 2022	$2,616	1,170	807	364	663	—	8,326	13,946
Acquisitions	—	374	55	—	—	—	—	429
Foreign currency translation and other	44	1	30	24	5	—	1	105
Balance, September 30, 2023	2,660	1,545	892	388	668	—	8,327	14,480
Acquisitions	—	—	—	—	—	3,442	—	3,442
Foreign currency translation and other	42	31	27	16	6	21	2	145
Balance, September 30, 2024	$2,702	1,576	919	404	674	3,463	8,329	18,067
The gross carrying amount and accumulated amortization of identifiable intangible assets by major class follow:

	Customer Relationships		Intellectual Property		Capitalized Software		Total
	2023	2024	2023	2024	2023	2024	2023	2024
Gross carrying amount	$4,623	8,114	4,118	6,017	1,370	1,497	10,111	15,628
Less: Accumulated amortization	1,270	1,818	1,411	2,116	1,167	1,258	3,848	5,192
Net carrying amount	$3,353	6,296	2,707	3,901	203	239	6,263	10,436

Intangible asset amortization expense for the major classes included above for 2024, 2023 and 2022 was $1,366, $764 and $530, respectively. Based on intangible asset balances as of September 30, 2024, amortization expense is expected to approximate $1,168 in 2025, $1,065 in 2026, $1,030 in 2027, $988 in 2028 and $949 in 2029. The increase in goodwill and intangible assets in 2024 reflects the National Instruments acquisition.

(11) FINANCIAL INSTRUMENTS
Following is a discussion regarding the Company’s use of financial instruments:

Hedging Activities
As of September 30, 2024, the notional amount of foreign currency hedge positions was approximately $3.3 billion. All derivatives receiving hedge accounting are cash flow hedges. The majority of hedging gains and losses deferred as of September 30, 2024 are expected to be recognized over the next 12 months as the underlying forecasted transactions occur. Gains and losses on foreign currency derivatives reported in Other deductions, net reflect hedges of balance sheet exposures that do not receive hedge accounting. Cash flows related to foreign currency hedges are classified within operating cash flows.

Net Investment Hedge
In 2019, the Company issued euro-denominated debt of €1.5 billion, of which €500 was repaid in 2024. The outstanding euro notes reduce foreign currency risk associated with the Company's international subsidiaries that use the euro as their functional currency and have been designated as a hedge of a portion of the investment in these operations. Foreign currency gains or losses associated with the euro-denominated debt are deferred in accumulated other comprehensive income (loss) and will remain until the hedged investment is sold or substantially liquidated. Cash flows related to the euro-denominated debt are classified within financing cash flows.

The following gains and losses are included in earnings and other comprehensive income (OCI):

		Gain (Loss) to Earnings			Gain (Loss) to OCI
		2022	2023	2024	2022	2023	2024
	Location
Commodity	Cost of sales	$12	(19)	—	(20)	6	—
Foreign currency	Sales	(2)	(3)	—	(9)	—	2
Foreign currency	Cost of sales	31	65	10	53	42	(8)
Foreign currency	Other deductions, net	48	(128)	10

Net Investment Hedge
Euro denominated debt			16	—	266	(128)	(70)
Total		$89	(69)	20	290	(80)	(76)

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
Equity Investment
The Company had an equity investment in National Instruments Corporation ("NI"), valued at $136 as of September 30, 2023 (reported in Other noncurrent assets), and recognized a mark-to-market gain of $56 in 2023. On April 12, 2023, Emerson announced an agreement to acquire NI for $60 per share in cash for the remaining shares not already owned by Emerson and the transaction closed on October 11, 2023. See Note 4.

Fair Value Measurement
Valuations for all derivatives and the Company's long-term debt fall within Level 2 of the GAAP valuation hierarchy. The fair value of long-term debt was $7.0 billion and $6.9 billion, respectively, as of September 30, 2024 and 2023, which was lower than the carrying value by $705 and $1,275, respectively. The fair values of foreign currency contracts were reported in Other current assets and Accrued expenses as summarized below:

	2023		2024
	Assets	Liabilities	Assets	Liabilities
Foreign currency	$30	22	31	20

The fair value of the Company's equity investment in National Instruments falls within Level 1 and was based on the most recent quoted closing market price from its principal exchange for the period ended September 30, 2023.

(12) SHORT-TERM BORROWINGS AND LINES OF CREDIT

Short-term borrowings and current maturities of long-term debt are as follows:

	2023	2024
Current maturities of long-term debt	$546	532
Commercial paper and other short-term borrowings	1	—
Total	$547	532

Interest rate for weighted-average short-term borrowings at year end	0.4%	—
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

(13) LONG-TERM DEBT
The details of long-term debt follow:

	2023	2024
0.375% euro notes due May 2024	529	—
3.15% notes due June 2025	500	500
1.25% euro notes due October 2025	529	557
0.875% notes due October 2026	750	750
1.8% notes due October 2027	500	500
2.0% notes due December 2028	1,000	1,000
2.0% euro notes due October 2029	529	557
1.95% notes due October 2030	500	500
2.20% notes due December 2031	1,000	1,000
6.0% notes due August 2032	250	250
6.125% notes due April 2039	250	250
5.25% notes due November 2039	300	300
2.75% notes due October 2050	500	500
2.80% notes due December 2051	1,000	1,000
Other	19	23
Long-term debt	8,156	7,687
Less: Current maturities	546	532
Total, net	$7,610	7,155

Long-term debt maturing during each of the four years after 2025 is $562, $760, $497 and $998, respectively. Total interest paid on long-term debt was approximately $193, $200 and $199 in 2024, 2023 and 2022, respectively.

During the year, the Company repaid $529 of 0.375% euro notes that matured in May 2024. In 2023, the Company repaid $500 of 2.625% notes that matured in February 2023 and AspenTech repaid $264 to pay off the outstanding balance on its existing term loan facility plus accrued interest.
The Company maintains a universal shelf registration statement on file with the SEC under which it can issue debt securities, preferred stock, common stock, warrants, share purchase contracts or share purchase units without a predetermined limit. Securities can be sold in one or more separate offerings with the size, price and terms to be determined at the time of sale.

(14) PENSION AND POSTRETIREMENT PLANS

Retirement plans expense includes the following components:

	U.S. Plans			Non-U.S. Plans
	2022	2023	2024	2022	2023	2024
Defined benefit plans:
Service cost (benefits earned during the period)	$49	25	17	25	20	20
Interest cost	99	164	169	33	50	49
Expected return on plan assets	(253)	(247)	(259)	(56)	(39)	(38)
Net amortization and other	102	(55)	(43)	3	18	6
Net periodic pension expense (income)	(3)	(113)	(116)	5	49	37
Defined contribution plans	124	111	130	52	49	70
Total retirement plans expense (income)	$121	(2)	14	57	98	107

Total net periodic pension (income) increased in 2024 primarily due to higher return on plan assets, partially offset by higher interest costs. Net periodic pension expense (income) includes $7 and $16 and defined contribution expense includes $14 and $32 for 2023 and 2022, respectively, related to discontinued operations. For defined contribution plans, the Company makes cash contributions based on plan requirements, which are expensed as incurred.

The Company's principal U.S. defined benefit plan is closed to employees hired after January 1, 2016 while shorter-tenured employees ceased accruing benefits effective October 1, 2016. Effective January 1, 2025, the Company is implementing a new profit sharing retirement program for all U.S. non-union employees. Eligible employees will receive a base contribution to a cash balance account administered within the principal U.S. defined benefit plan, to be funded by surplus pension assets, as well as a potential profit sharing contribution to their defined contribution account. After December 31, 2024, future service for employees that had continued to accrue benefits in the principal U.S. defined benefit plan will be frozen.

All of the following tables include defined benefit pension plans related to continuing and discontinued operations.

Details of the changes in the actuarial present value of the projected benefit obligation and the fair value of plan assets for defined benefit pension plans follow:

	U.S. Plans		Non-U.S. Plans
	2023	2024	2023	2024
Projected benefit obligation, beginning	$3,112	2,934	965	926
Service cost	25	17	20	20
Interest cost	164	169	50	49
Actuarial (gain) loss	(75)	283	(25)	13
Curtailments	(31)	(4)	—	—
Benefits paid	(204)	(205)	(42)	(41)
Settlements	(2)	(108)	(70)	(39)
Acquisitions (Divestitures), net	(56)	—	(46)	6
Foreign currency translation and other	1	3	74	70
Projected benefit obligation, ending	$2,934	3,089	926	1,004

Fair value of plan assets, beginning	$3,625	3,590	908	864
Actual return on plan assets	230	598	(40)	73
Employer contributions	14	14	32	24
Benefits paid	(204)	(205)	(42)	(41)
Settlements	(2)	(108)	(70)	(39)
Acquisitions (Divestitures), net	(74)	—	2	(2)
Foreign currency translation and other	1	—	74	87
Fair value of plan assets, ending	$3,590	3,889	864	966

Net amount recognized in the balance sheet	$656	800	(62)	(38)

Location of net amount recognized in the balance sheet:
Noncurrent asset	$815	961	180	233
Current liability	(14)	(14)	(17)	(17)
Noncurrent liability	(145)	(147)	(225)	(254)
Net amount recognized in the balance sheet	$656	800	(62)	(38)

Pretax accumulated other comprehensive loss	$(257)	(243)	(181)	(163)

Actuarial losses in 2024 were largely due to a decrease in the discount rates used to estimate the benefit obligations for the U.S. and non-U.S. plans, which were 4.97% and 4.7% at September 30, 2024 compared to 6.03% and 5.2% at September 30, 2023, respectively. Actuarial gains in 2023 were largely due to an increase in the discount rates used to estimate the benefit obligations for the U.S. and non-U.S. plans, which were 6.03% and 5.2% at September 30, 2023 compared to 5.64% and 4.9% at September 30, 2022, respectively. As of September 30, 2024, U.S. pension plans were overfunded by $800 in total, including unfunded plans totaling $161. The non-U.S. plans were underfunded by $38, including unfunded plans totaling $230.

As of the September 30, 2024 and 2023 measurement dates, the plans' total accumulated benefit obligation was $3,942 and $3,719, respectively. The total projected benefit obligation, accumulated benefit obligation and fair value of plan assets for individual plans with projected benefit obligations in excess of plan assets were $558, $470 and $125, respectively, for 2024, and $519, $435 and $118, respectively, for 2023. The total projected benefit obligation, accumulated benefit obligation and fair value of plan assets for individual plans with accumulated benefit obligations in excess of plan assets were $515, $452 and $92, respectively, for 2024, and $469, $413 and $77, respectively, for 2023.

Future benefit payments by U.S. plans are estimated to be $272 in 2025, $262 in 2026, $260 in 2027, $255 in 2028, $250 in 2029 and $1,165 in total over the five years 2030 through 2034. Based on foreign currency exchange rates as of September 30, 2024, future benefit payments by non-U.S. plans are estimated to be $63 in 2025, $61 in 2026, $64 in 2027, $68 in 2028, $73 in 2029 and $374 in total over the five years 2030 through 2034. The Company expects to contribute approximately $40 to its retirement plans in 2025.

The weighted-average assumptions used in the valuation of pension benefits follow:

	U.S. Plans			Non-U.S. Plans
	2022	2023	2024	2022	2023	2024
Net pension expense
Discount rate used to determine service cost	3.16%	5.66%	6.09%	2.2%	4.9%	5.2%
Discount rate used to determine interest cost	2.31%	5.49%	5.94%	2.2%	4.9%	5.2%
Expected return on plan assets	6.00%	6.00%	6.50%	4.4%	4.4%	4.7%
Rate of compensation increase	4.00%	4.00%	4.00%	3.7%	4.0%	3.9%

Benefit obligations
Discount rate	5.64%	6.03%	4.97%	4.9%	5.2%	4.7%
Rate of compensation increase	4.00%	4.00%	4.00%	4.0%	3.9%	3.9%

The discount rate for the U.S. retirement plans was 4.97 percent as of September 30, 2024. An actuarially developed, company-specific yield curve is used to determine the discount rate. To determine the service and interest cost components of pension expense for its U.S. retirement plans, the Company applies the specific spot rates along the yield curve, rather than the single weighted-average rate, to the projected cash flows to provide more precise measurement of these costs. The expected return on plan assets assumption is determined by reviewing the investment returns of the plans for the past 10 years plus longer-term historical returns of an asset mix approximating the Company's asset allocation targets, and periodically comparing these returns to expectations of investment advisors and actuaries to determine whether long-term future returns are expected to differ significantly from the past.

The Company's asset allocations at September 30, 2024 and 2023, and weighted-average target allocations follow:

	U.S. Plans			Non-U.S. Plans
	2023	2024	Target	2023	2024	Target
Equity securities	39%	29%	25-35%	8%	7%	5-15%
Debt securities	51	63	60-70	75	69	65-75
Other	10	8	0-10	17	24	15-25
Total	100%	100%	100%	100%	100%	100%

The primary objective for the investment of pension assets is to secure participant retirement benefits by earning a reasonable rate of return. Plan assets are invested consistent with the provisions of the prudence and diversification rules of ERISA and with a long-term investment horizon. The Company continuously monitors the value of assets by class and routinely rebalances to remain within target allocations. The equity strategy is to minimize concentrations of risk by investing primarily in a mix of companies that are diversified across geographies, market capitalization, style, sectors and industries worldwide. The approach for bonds emphasizes investment-grade corporate and government debt with maturities matching the duration of pension liabilities. The bonds strategy also includes a high-yield element which is generally shorter in duration. For diversification, a small portion of U.S. plan assets is allocated to private equity partnerships and real asset fund investments, providing opportunities for above market returns. Leveraging techniques are not used and the use of derivatives in any fund is limited and inconsequential.
The fair values of defined benefit pension assets as of September 30, organized by asset class and by the fair value hierarchy of ASC 820, Fair Value Measurement, follow. Investments valued based on the net asset value (NAV) of fund units held, as derived from the fair value of the underlying assets, are excluded from the fair value hierarchy.

	Level 1	Level 2	Level 3	Measured at NAV	Total	%
2024
U.S. equities	$245	10	—	620	875	18%
International equities	154	12	—	65	231	5%
Emerging market equities		1	—	101	102	2%
Corporate bonds		1,221	—	879	2,100	43%
Government bonds		904	—	108	1,012	21%
Other	206	1	132	196	535	11%
Total	$605	2,149	132	1,969	4,855	100%

2023
U.S. equities	$396	9	—	619	1,024	23%
International equities	210	14	—	103	327	7%
Emerging market equities	—	1	—	118	119	3%
Corporate bonds	—	1,008	—	843	1,851	42%
Government bonds	—	505	—	124	629	14%
Other	121	7	126	250	504	11%
Total	$727	1,544	126	2,057	4,454	100%

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

Fair Value Hierarchy Categories
Valuations of Level 1 assets for all classes are based on quoted closing market prices from the principal exchanges where the individual securities are traded. Cash is valued at cost, which approximates fair value. Debt securities categorized as Level 2 assets are generally valued based on independent broker/dealer bids or by comparison to other debt securities having similar durations, yields and credit ratings. Valuation techniques and inputs for these assets include discounted cash flow analysis, earnings multiple approaches, recent transactions, transfer restrictions, prevailing discount rates, volatilities, credit ratings and other factors. In the Other class, interests in mixed asset funds are Level 2, and U.S. life insurance contracts and non-U.S. general fund investments and insurance arrangements are Level 3. Investments measured at NAV are primarily nonexchange-traded commingled or collective funds where the underlying securities have observable prices available from active markets and typically provide liquidity daily or within a few days. The NAV category also includes fund investments in private equities, real estate and infrastructure where the fair value of the underlying assets is determined by the investment manager. Total unfunded commitments for the private equity funds were approximately $90 at September 30, 2024. These investments cannot be redeemed, but instead the funds will make distributions through liquidation of the underlying assets, which is expected to occur over approximately the next 10 years. The real estate and infrastructure funds typically offer quarterly redemption.

Postretirement Plans
The Company also sponsors unfunded postretirement benefit plans (primarily health care) for certain U.S. retirees and their dependents. The Company’s principal U.S. postretirement plan has been frozen to new employees since 1993. The postretirement benefit liability for all plans was $71 and $72 as of September 30, 2024 and 2023, respectively, and included deferred actuarial gains in accumulated other comprehensive income of $68 and $95, respectively. Service and interest costs are negligible and more than offset by the amortization of deferred actuarial gains, which resulted in net postretirement income of $18 for 2024, $19 for 2023 and $12 for 2022. Benefits paid were $10 and $9 for 2024 and 2023, respectively, and the Company estimates that future health care benefit payments will be approximately $7 per year for 2025 through 2029, and $27 in total over the five years 2030 through 2034.

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

At September 30, 2024, there were no known contingent liabilities (including guarantees, pending litigation, taxes and other claims) that management believes will be material in relation to the Company's financial statements, nor were there any material commitments outside the normal course of business.

(16) INCOME TAXES
Pretax earnings from continuing operations consist of the following:

	2022	2023	2024
United States	$1,345	1,529	712
Non-U.S.	1,087	1,374	1,308
Total pretax earnings	$2,432	2,903	2,020

The principal components of income tax expense follow:

	2022	2023	2024
Current:
U.S. federal	$315	463	325
State and local	36	47	34
Non-U.S.	306	369	452

Deferred:
U.S. federal	(92)	(159)	(284)
State and local	(13)	(17)	(18)
Non-U.S.	(3)	(61)	(94)
Income tax expense	$549	642	415

Reconciliations of the U.S. federal statutory income tax rate to the Company's effective tax rate follow.

	2022	2023	2024
U.S. federal statutory rate	21.0%	21.0%	21.0%
State and local taxes, net of U.S. federal tax benefit	0.7	0.8	0.6
Non-U.S. rate differential	1.2	0.8	2.0
Non-U.S. tax holidays	(1.1)	(0.8)	(1.7)
Research and development credits	(0.5)	(0.5)	(1.2)
Foreign derived intangible income	(2.0)	(2.6)	(3.8)
U.S. taxation of Non-U.S. Earnings	0.4	1.3	2.1
Subsidiary restructuring	0.8	—	(2.9)
Test & Measurement purchase accounting	—	—	1.7
Russia business exit	2.0	0.2	—
Other	0.1	1.9	2.8
Effective income tax rate	22.6%	22.1%	20.6%

Test & Measurement purchase accounting reflects a lower tax benefit on inventory step-up amortization. The increase in Other in 2024 includes the losses on two small divestitures, which were non-deductible for tax purposes. See Note 4 for further details. The increase in Other in 2023 compared to 2022 was driven by a 2 percentage point impact due to an increase in unrecognized tax benefits.

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

Non-U.S. tax holidays reduce tax rates in certain jurisdictions. Approximately 65 percent of the tax holidays expire over the next three years, with the remainder expiring by 2037.

Following are changes in unrecognized tax benefits before considering recoverability of any cross-jurisdictional tax credits (U.S. federal, state and non-U.S.) and temporary differences. The amount of unrecognized tax benefits is not expected to change significantly in the next 12 months.

	2023	2024
Unrecognized tax benefits, beginning	$167	235
Additions for current year tax positions	78	59
Additions for prior year tax positions	13	18
Reductions for prior year tax positions	(10)	(22)
Acquisitions and divestitures	—	13
Reductions for settlements with tax authorities	(5)	(7)
Reductions for expiration of statutes of limitations	(8)	(5)
Unrecognized tax benefits, ending	$235	291

If none of the unrecognized tax benefits shown is ultimately paid, the tax provision and the calculation of the effective tax rate would be favorably impacted by $246, which is net of cross-jurisdictional tax credits and temporary differences. The Company accrues interest and penalties related to income taxes in income tax expense. Total expense (income) recognized was $6, $1 and $(7) in 2024, 2023 and 2022, respectively. As of September 30, 2024 and 2023, total accrued interest and penalties were $27 and $22, respectively.

The U.S. is the major jurisdiction for which the Company files income tax returns. Examinations for U.S. federal are complete through 2017, except for 2014. The status of state and non-U.S. tax examinations varies due to the numerous legal entities and jurisdictions in which the Company operates.

The principal items that gave rise to deferred income tax assets and liabilities follow:

	2023	2024
Deferred tax assets:
Net operating losses, capital losses and tax credits	$253	283
Accrued liabilities	153	149
Postretirement and postemployment benefits	17	17
Employee compensation and benefits	103	121
Other	158	176
Total	$684	746

Valuation allowances	$(164)	(256)

Deferred tax liabilities:
Intangibles	$(1,387)	(2,161)
Pensions	(151)	(193)
Property, plant and equipment	(148)	(121)
Undistributed non-U.S. earnings	(32)	(36)
Deferred gains	(596)	(21)
Other	(75)	(32)
Total	$(2,389)	(2,564)

Net deferred income tax liability	$(1,869)	(2,074)

Total income taxes paid were approximately $950, $3,310 and $720 in 2024, 2023 and 2022, respectively. Taxes paid in 2023 included approximately $2.3 billion related to the gains on the sale of the majority stake in Copeland and the InSinkErator divestiture and subsidiary restructurings related to the Copeland transaction. Taxes related to the Company's sale of its non-controlling common equity interest in Copeland will be paid in 2025. Approximately half of the $283 of net operating losses can be carried forward indefinitely, while most of the remainder expire over the next 5 years.

(17) STOCK-BASED COMPENSATION

The Company's stock-based compensation plans include performance shares, restricted stock, restricted stock units, and stock options. Although the Company has discretion, shares distributed under these plans are issued from treasury stock.

In fiscal 2022, the Company changed the terms of its annual performance share awards that were issued in the first quarter. The terms meet the criteria for equity classification in accordance with ASC 718, Compensation - Stock Compensation, and therefore expense is recognized on a fixed basis over the three-year performance period.

AspenTech also has stock-based compensation plans that are settled in its own stock. These plans consist of performance shares, restricted stock units and stock options.

As a result of the Company's acquisition of NI, outstanding NI restricted stock units and performance stock units were assumed by Emerson and converted at the time of the acquisition into Emerson time-based restricted stock units, but otherwise subject to the same terms and conditions (including vesting and payment schedule) as the awards originally issued by NI.

Total compensation expense and income tax benefits for Emerson and AspenTech stock options and incentive shares follows.

	2022	2023	2024
Performance shares	$89	165	90
Restricted stock and restricted stock units	23	24	115
AspenTech stock-based compensation plans	32	82	55
Total stock compensation expense	144	271	260
Less: discontinued operations	19	21	—
Stock compensation expense from continuing operations	$125	250	260

Income tax benefits recognized	$19	28	32

Stock compensation expense for 2024 includes $96 related to NI restricted stock units, which includes $58 of integration-related stock compensation expense (of which $43 was reported as restructuring costs).

As of September 30, 2024, total unrecognized compensation expense related to unvested shares awarded under Emerson plans was $190, which is expected to be recognized over a weighted-average period of 1.1 years, while the total future unrecognized compensation cost related to AspenTech stock options, RSUs and performance stock units was $8, $63 and $23 respectively, which is expected to be recorded over a weighted average period of 2.2 years, 2.2 years and 2.6 years, respectively.

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
Information related to performance share payouts for the years ended September 30, 2023 and 2024 follows (shares in thousands):

	2023	2024
Performance period	2020 - 2022	2021 - 2023
Percent payout	106%	118%
Total shares earned	1,557	1,733
Shares distributed in cash, primarily for tax withholding	684	755
As of September 30, 2024, approximately 919,000 shares awarded primarily in 2022 were outstanding, contingent on the Company achieving its performance objectives through 2024. The objectives for these shares were met at the 118 percent level and the shares will be distributed in early fiscal 2025.

Additionally, the rights to receive approximately 518,000 and 928,000 shares awarded in 2024 and 2023, respectively, are outstanding and contingent upon the Company achieving its performance objectives through 2026 and 2025, respectively.

Incentive shares plans also include restricted stock awards and restricted stock units. Restricted stock awards involve distribution of common stock to key management employees subject to cliff vesting at the end of service periods ranging from three to ten years while restricted stock units granted to employees vest over a three-year period. The fair value of restricted stock awards and restricted stock units is determined based on the average of the high and low market prices of the Company's common stock on the date of grant, with compensation expense recognized ratably over the applicable vesting period. In 2024, approximately 55,000 shares of restricted stock and approximately 1,462,000 restricted stock units vested as a result of participants fulfilling the applicable service requirements. Consequently, approximately 38,000 shares and 1,404,000 units were issued while 17,000 shares and 58,000 units were withheld for income taxes in accordance with minimum withholding requirements. As of September 30, 2024, there were approximately 2,269,000 shares of unvested restricted stock and restricted stock units outstanding.

In addition to the employee stock option and incentive share plans, in 2024 the Company awarded approximately 19,000 restricted stock units under the restricted stock plan for non-management directors. As of September 30, 2024, approximately 38,000 shares were available for issuance under this plan.

As of September 30, 2024, 17.5 million shares remained available for award under incentive shares plans.

Changes in shares outstanding but not yet earned under incentive shares plans during the year ended September 30, 2024 follow (shares in thousands; assumes 100 percent payout of unvested awards):

	Shares	Average Grant Date Fair Value Per Share
Beginning of year	4,437	$82.02
Granted	1,257	$91.88
Assumed	2,114	$96.65
Earned/vested	(2,986)	$80.83
Canceled	(188)	$91.01
End of year	4,634	$91.46

Information related to Emerson incentive shares plans follows:

	2022	2023	2024
Total fair value of shares earned/vested	$158	158	284
Share awards distributed in cash, primarily for tax withholding	$69	73	81

Emerson Stock Options
There were no stock option grants in 2024, 2023 and 2022. The Company's stock option plans expired in 2021. Previously awarded stock options allow key officers and employees to purchase common stock at specified prices, which are equal to 100 percent of the closing market price of the Company's stock on the date of grant. Options generally vest one-third in each of the three years subsequent to grant and expire 10 years from the date of grant.

Changes in shares subject to options during the year ended September 30, 2024 follow (shares in thousands):

	Weighted- Average Exercise Price Per Share	Shares	Total Intrinsic Value of Shares	Average Remaining Life (Years)
Beginning of year	$53.35	589
Options exercised	$54.76	(294)
Options canceled	$62.47	(7)
End of year	$51.71	288	$16	1.4
Exercisable at end of year	$51.71	289	$16	1.4
Information related to Emerson stock options follows:

	2022	2023	2024
Cash received for option exercises	$15	49	14
Intrinsic value of options exercised	$11	27	15
Tax benefits related to option exercises	$7	4	5
AspenTech Stock-Based Compensation
As discussed in Note 4, Emerson completed the acquisition of Heritage AspenTech in the third quarter of 2022. AspenTech, as defined in Note 4, operates as a separate publicly traded company and has various stock-based compensation plans, including stock options, restricted stock units and performance stock units, which are settled in their own common stock and are accounted for as equity awards. Restricted stock units and performance stock units generally vest over three years. In fiscal 2023 and 2024, the Company granted performance stock units with both a performance and service condition. The performance condition relates to the attainment of predefined goals based on annual contract value and free cash flows. On a quarterly basis, management evaluates the probability that the threshold performance goals will be achieved, if at all, and the anticipated level of attainment to determine the amount of compensation expense to record in the condensed consolidated financial statements. Option awards have been granted with an exercise price equal to the market closing price of AspenTech's stock on the trading day prior to the grant date. These options generally vest over four years and expire within seven years or ten years of grant. AspenTech's policy is to issue new shares upon the exercise of vested stock awards.

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

AspenTech Stock Options
AspenTech utilizes the Black-Scholes option valuation model for estimating the fair value of options granted. The Black-Scholes option valuation model incorporates assumptions regarding expected stock price volatility, the expected life of the option, the risk-free interest rate, dividend yield and the market value of AspenTech's common stock. The expected stock price volatility is determined based on AspenTech's stock’s historic prices over a period commensurate with the expected life of the award. The expected life of an option represents the period for which options are expected to be outstanding as determined by historic option exercises and cancellations. The risk-free interest rate is based on the U.S. Treasury yield curve for notes with terms approximating the expected life of the options granted. The expected dividend yield is zero, based on AspenTech's history and expectation of not paying dividends on common shares. Stock-based compensation expense is recognized on a straight-line basis, net of forfeitures as they occur, over the requisite service period for time-vested awards. There were no stock option grants in 2024.

A summary of AspenTech stock option activity in 2024 is as follows (shares in thousands):

	Weighted- Average Exercise Price Per Share	Shares	Total Intrinsic Value of Shares	Average Remaining Contractual Term (Years)
Beginning of year	$161.26	974
Granted	$—	—
Exercised	$104.86	(217)
Canceled / Forfeited	$118.38	(76)
End of year	$159.47	681	$66	5.6
Exercisable at end of year	$133.36	563	$59	5.2
Vested and expected to vest at September 30, 2024	$142.10	676	$65	5.6

The total intrinsic value of options exercised during 2024 was $15. Cash proceeds of $25 from issuances of shares of AspenTech common stock were received during 2024.

AspenTech Restricted Stock Units and Performance Stock Units
A summary of AspenTech restricted stock unit and performance stock unit activity in 2024 is as follows (shares in thousands):

	Weighted- Average Grant Date Fair Value	Shares
Beginning of year	$193.17	653
Granted	$230.22	263
Settled	$192.52	(306)
Canceled / Forfeited	$196.48	(95)
End of year	$212.13	515
Vested and expected to vest at September 30, 2024	$213.47	471

In 2024, AspenTech granted additional performance stock units with a performance condition and service condition. The 2024 performance stock units vest on a cliff basis in three years based upon the achievement of predefined performance goals, with no ability for the awards to vest on an accelerated basis. The performance goal relates to (i) growth in annual contract value over the performance period and (ii) cumulative free cash flow over the performance period. Up to 150 percent of the performance stock units could vest upon achievement of the performance goals. Conversely, if a minimum performance goal is not met, none of the performance stock units will vest. During 2024, the total fair value of vested shares from AspenTech RSU grants amounted to $62. Withholding taxes of $21 were paid on vested RSUs during 2024.

On a quarterly basis, management evaluates the probability that the threshold performance goals will be achieved, if at all, and the anticipated level of attainment to determine the amount of compensation expense to record in the condensed consolidated financial statements.

In 2023, AspenTech granted performance stock units with a performance condition and service condition. These performance stock units vest on a cliff basis in three years based upon the achievement of predefined performance goals, with the ability for 25 percent of granted awards to vest on an accelerated basis in each of the first two years. The performance goal relates to the sum of (i) annual contract value growth and (ii) free cash flow margin over the performance period. Up to 175 percent of the performance stock units could vest upon achievement of the performance goals. Conversely, if a minimum performance goal is not met, none of the performance stock units will vest.

At September 30, 2024, common stock reserved for future issuance under all AspenTech equity compensation plans was 4 million shares.

(18) COMMON AND PREFERRED STOCK

At September 30, 2024, 23.3 million shares of common stock were reserved for issuance under the Company's stock-based compensation plans. During 2024, 4.4 million common shares were purchased and 2.6 million treasury shares were reissued. In 2023, 21.3 million common shares were purchased and 1.8 million treasury shares were reissued.

At September 30, 2024 and 2023, the Company had 5.4 million shares of $2.50 par value preferred stock authorized, with none issued.

(19) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Activity in Accumulated other comprehensive income (loss) is shown below, net of income taxes:

Foreign currency translation	2022	2023	2024
Beginning balance	$(629)	(1,265)	(1,012)
Other comprehensive income (loss), net of tax of $(62), $26 and $17, respectively	(636)	158	356
Reclassification to loss on divestiture of business	—	95	23
Reclassification to gain on sale of equity interest	—	—	17
Ending balance	(1,265)	(1,012)	(616)

Pension and postretirement
Beginning balance	(259)	(222)	(247)
Actuarial gains (losses) deferred during the period, net of taxes of $10, $0 and $(14), respectively	(33)	4	45
Amortization of deferred actuarial losses into earnings, net of tax of $(21), $17 and $12, respectively	70	(51)	(43)
Reclassified to gain on sale of business	—	22	—
Ending balance	(222)	(247)	(245)

Cash flow hedges
Beginning balance	16	2	6
Gains deferred during the period, net of taxes of $(6), $(11) and $1, respectively	18	37	(5)
Reclassifications of realized (gains) losses to sales and cost of sales, net of tax of $10, $4 and $2, respectively	(32)	(14)	(8)
Reclassified to gain on sale of business	—	(19)	—
Ending balance	2	6	(7)

Accumulated other comprehensive income (loss)	$(1,485)	(1,253)	(868)

(20) BUSINESS SEGMENTS INFORMATION

As a result of the Company's acquisition of NI, which is now referred to as Test & Measurement and reported as a new segment in the Software and Control business group (see Note 4), the Company now reports seven segments and two business groups, which are highlighted in the table below.

INTELLIGENT DEVICES	SOFTWARE AND CONTROL

•Final Control	•Control Systems & Software
•Measurement & Analytical	•Test & Measurement
•Discrete Automation	•AspenTech
•Safety & Productivity

The Final Control segment is a leading global provider of control valves, isolation valves, shutoff valves, pressure relief valves, pressure safety valves, actuators, and regulators for process and hybrid industries. These solutions respond to commands from a control system to continuously and precisely control and regulate the flow of liquids or gases to achieve safe operation along with reliability, sustainability and optimized performance.

The Measurement & Analytical segment is a leading supplier of intelligent instrumentation measuring the physical properties of liquids or gases, such as pressure, temperature, level, flow, acoustics, corrosion, pH, conductivity, water quality, toxic gases, and flame. These devices transfer data and asset management information to control systems and automation software, allowing process and hybrid industry operators to make educated decisions regarding production, reliability, sustainability and safety.

The Discrete Automation segment includes solenoid valves, pneumatic valves, valve position indicators, pneumatic cylinders and actuators, air preparation equipment, pressure and temperature switches, electric linear motion solutions, programmable automation control systems and software, electrical distribution equipment, and materials joining solutions used primarily in discrete industries.

The Safety & Productivity segment delivers tools for professionals and homeowners that support infrastructure, promote safety and enhance productivity. Pipe-working tools include pipe wrenches and cutters, pipe threading and roll grooving equipment, battery hydraulic tools for press connections, drain cleaners and diagnostic systems, including sewer inspection cameras and locating equipment. Electrical tools include conduit benders and cable pulling equipment, battery hydraulic tools for cutting and crimping electrical cable, and hole-making equipment. Other professional tools include water jetters, wet-dry vacuums, commercial vacuums and hand tools.

The Control Systems & Software segment provides control systems and software that control plant processes by collecting and analyzing information from measurement devices in the plant. These technologies determine optimal settings with software based on a customer's specific algorithms and use that information to adjust valves, pumps, motors, drives and other control hardware for maximum product quality, process efficiency, sustainability and safety. These solutions include distributed control systems, safety instrumented systems, SCADA systems, application software, digital twins, asset performance management and cybersecurity. Control Systems & Software solutions are predominantly used by process and hybrid manufacturers.

The Test & Measurement segment provides software-connected automated test and measurement systems that enable enterprises to bring products to market faster and at a lower cost. The Test & Measurement business spans the full range of customer needs including modular instrumentation, data acquisition and control solutions, and general-purpose development software.

AspenTech is a global leader in asset optimization software that enables industrial manufacturers to design, operate and maintain their operations for maximum performance. AspenTech combines decades of modeling, simulation and optimization capabilities with industrial operations expertise and applies advanced analytics to improve the profitability and sustainability of production assets. The purpose-built software drives value for customers by improving operational efficiency and maximizing productivity, reducing unplanned downtime and safety risks, and minimizing energy consumption and emissions.
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

Business Segments

	Sales			Earnings (Loss)			Total Assets
	2022	2023	2024	2022	2023	2024	2022	2023	2024
Final Control	$3,607	3,970	4,204	$592	865	977	$4,805	5,614	5,706
Measurement & Analytical	3,215	3,595	4,061	785	936	1,056	4,395	3,976	4,122
Discrete Automation	2,612	2,635	2,506	542	509	466	2,284	2,493	2,470
Safety & Productivity	1,402	1,388	1,390	250	306	308	1,125	1,238	1,228
Intelligent Devices	10,836	11,588	12,161	2,169	2,616	2,807	12,609	13,321	13,526

Control Systems & Software	2,398	2,606	2,842	437	529	645	1,700	2,151	2,262
Test & Measurement	—	—	1,464	—	—	(290)	—	—	9,210
AspenTech	656	1,042	1,093	12	(107)	(73)	14,484	14,048	13,641
Software and Control	3,054	3,648	5,399	449	422	282	16,184	16,199	25,113

Corporate items:
Stock compensation				(125)	(250)	(260)
Unallocated pension and postretirement costs				99	171	144
Corporate and other (includes assets held-for-sale)				(419)	(224)	(664)	6,879	13,226	5,607
Loss on Copeland note receivable				—	—	(279)
Gain on subordinated interest				453	161	79
Eliminations/Interest	(86)	(71)	(68)	(194)	(34)	(175)
Interest income from related party				—	41	86
Total	$13,804	15,165	17,492	$2,432	2,903	2,020	$35,672	42,746	44,246

In 2024, stock compensation included $58 of integration-related stock compensation expense attributable to NI (of which $43 was reported as restructuring costs). Corporate and other includes acquisition/divestiture fees and related costs of $205 ($109 of which is reported in operating profit), $84 ($15 of which is reported in operating profit) and $91 for 2024, 2023 and 2022, respectively. Additionally, in 2024, Corporate and other includes acquisition-related inventory step-up amortization of $231 and divestiture losses totaling $48, while 2023 includes a loss of $47 related to the Company's exit of business operations in Russia compared to a loss of $181 in 2022. Corporate and other in 2023 also included a mark-to-market gain of $24 related to foreign currency forward contracts entered into by AspenTech and a mark-to-market gain of $56 related to the Company's equity investment in National Instruments Corporation (see Note 6).

	Depreciation and Amortization			Capital Expenditures
	2022	2023	2024	2022	2023	2024
Final Control	$212	170	159	$62	93	93
Measurement & Analytical	117	121	138	90	93	84
Discrete Automation	88	84	87	68	56	61
Safety & Productivity	57	57	58	27	35	46
Intelligent Devices	474	432	442	247	277	284

Control Systems & Software	93	90	101	27	33	39
Test & Measurement	—	—	607	—	—	27
AspenTech	242	492	493	4	6	7
Software and Control	335	582	1,201	31	39	73

Corporate and other	33	37	46	21	47	62
Total	$842	1,051	1,689	$299	363	419

Depreciation and amortization includes intellectual property, customer relationships and capitalized software.

Geographic Information

Sales by major geographic destination are summarized below:

	2022				2023
	Americas	AMEA	Europe	Total	Americas	AMEA	Europe	Total
Final Control	$1,706	1,373	528	3,607	$1,949	1,481	540	3,970
Measurement & Analytical	1,529	1,199	487	3,215	1,847	1,222	526	3,595
Discrete Automation	1,217	732	663	2,612	1,234	720	681	2,635
Safety & Productivity	1,057	71	274	1,402	1,049	70	269	1,388
Intelligent Devices	5,509	3,375	1,952	10,836	6,079	3,493	2,016	11,588

Control Systems & Software	1,170	745	483	2,398	1,259	818	529	2,606
Test & Measurement	—	—	—	—	—	—	—	—
AspenTech	362	140	154	656	470	286	286	1,042
Software and Control	1,532	885	637	3,054	1,729	1,104	815	3,648

Total	$7,041	4,260	2,589	13,890	$7,808	4,597	2,831	15,236

	2024
	Americas	AMEA	Europe	Total
Final Control	$2,010	1,647	547	4,204
Measurement & Analytical	2,046	1,382	633	4,061
Discrete Automation	1,178	646	682	2,506
Safety & Productivity	1,048	73	269	1,390
Intelligent Devices	6,282	3,748	2,131	12,161

Control Systems & Software	1,322	920	600	2,842
Test & Measurement	654	389	421	1,464
AspenTech	540	261	292	1,093
Software and Control	2,516	1,570	1,313	5,399

Total	$8,798	5,318	3,444	17,560

Sales in the U.S. were $7,091, $6,327 and $5,671 for 2024, 2023 and 2022, respectively, while Asia, Middle East & Africa includes sales in China of $1,901, $1,804 and $1,824 in those years.

	Property, Plant and Equipment
	2022	2023	2024
Americas	$1,373	1,442	1,672
Asia, Middle East & Africa	398	428	542
Europe	468	493	593
Total	$2,239	2,363	2,807

Property, plant and equipment located in the U.S. was $1,474 in 2024, $1,261 in 2023 and $1,219 in 2022.

(21) OTHER FINANCIAL DATA

Items reported in earnings from continuing operations during the years ended September 30 included the following:

	2022	2023	2024
Research and development expense	$385	523	781
Rent expense	$187	210	245

The components of depreciation and amortization expense reported for the years ended September 30 included the following:

	2022	2023	2024
Depreciation expense	$312	287	323
Amortization of intangibles (includes $108, $196 and $197 reported in Cost of Sales in 2021, 2022 and 2023, respectively) (a)	444	678	1,274
Amortization of capitalized software	86	86	92
Total	$842	1,051	1,689

(a) Amortization of intangibles includes $560 related to the NI acquisition in 2024, while 2024, 2023 and 2022 includes $398, $397 and $148 ($14 of which is reported as a restructuring related cost), respectively, related to the Heritage AspenTech acquisition.

Items reported in other noncurrent assets included the following:

	2023	2024
Pension assets	$995	1,194
Operating lease right-of-use assets	$550	692
Unbilled receivables (contract assets)	$559	519
Deferred income taxes	$100	64
Asbestos-related insurance receivables	$53	37

Items reported in accrued expenses included the following:

	2023	2024
Customer advances (contract liabilities)	$861	1,043
Employee compensation	$618	706
Operating lease liabilities (current)	$144	158
Product warranty	$84	82

Other liabilities are summarized as follows:

	2023	2024
Deferred income taxes	$1,969	2,138
Pension and postretirement liabilities	435	466
Operating lease liabilities (noncurrent)	404	511
Asbestos litigation	173	151
Other	525	574
Total	$3,506	3,840

(22) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Full Year
	2023	2024	2023	2024	2023	2024	2023	2024	2023	2024
Net sales	$3,373	4,117	3,756	4,376	3,946	4,380	4,090	4,619	15,165	17,492
Gross profit	$1,620	1,916	1,801	2,284	1,994	2,314	2,012	2,371	7,427	8,885

Earnings from continuing operations common stockholders	$329	169	530	547	643	344	784	558	2,286	1,618

Net earnings common stockholders	$2,331	142	792	501	9,352	329	744	996	13,219	1,968

Earnings per common share from continuing operations:
Basic	$0.56	0.30	0.93	0.96	1.12	0.60	1.37	0.98	3.98	2.83
Diluted	$0.56	0.29	0.92	0.95	1.12	0.60	1.36	0.97	3.96	2.82

Net earnings per common share:
Basic	$3.99	0.25	1.39	0.88	16.36	0.58	1.30	1.74	23.00	3.44
Diluted	$3.97	0.25	1.38	0.87	16.28	0.57	1.29	1.73	22.88	3.43

Dividends per common share	$0.520	0.525	0.520	0.525	0.520	0.525	0.520	0.525	2.08	2.10

Earnings per share are computed independently each period; as a result, the quarterly amounts may not sum to the calculated annual figure.

Emerson Electric Co. common stock (symbol EMR) is listed on the New York Stock Exchange and NYSE Chicago.

(23) SUBSEQUENT EVENTS

On November 5, 2024, the Company announced a proposal to acquire all outstanding shares of common stock of AspenTech not already owned by Emerson for $240 per share in cash. The Company currently owns approximately 57 percent of AspenTech's outstanding shares of common stock. Also on November 5, 2024, the Company announced that it is exploring strategic alternatives, including a cash sale, for its Safety & Productivity segment.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Emerson Electric Co.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Emerson Electric Co. and subsidiaries (the Company) as of September 30, 2024 and 2023, the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the years in the three-year period ended September 30, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Sufficiency of Audit Evidence over Net Sales

As discussed in Notes 1, 2 and 20 to the Company’s consolidated financial statements, and disclosed in the consolidated statement of earnings, the Company recorded $17.5 billion of net sales in 2024.
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

Evaluation of the Acquisition Date Fair Value of Certain Acquired Intangible Assets

As discussed in Notes 4 and 8 to the consolidated financial statements, on October 11, 2023, the Company completed the acquisition of National Instruments Corporation for a total purchase consideration of $8.7 billion. The estimated intangible assets attributable to the transactions included customer relationships and developed technology intangible assets with acquisition date fair values of $3.36 billion and $1.57 billion, respectively.

We identified the evaluation of the acquisition date fair value of the customer relationships and developed     technology intangible assets as a critical audit matter. A high degree of subjective and complex auditor judgment was required to evaluate key assumptions used to value these acquired intangible assets. Specifically, key assumptions included projected revenue and customer attrition for the customer relationships intangible asset and projected revenue and obsolescence rates for the developed technology intangible asset. Changes to these assumptions could have had a significant impact on the fair value of such assets. In addition, valuation professionals with specialized skills and knowledge were needed to assist in the evaluation of the customer attrition and obsolescence rates assumptions.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s business combination process, including controls related to the development of the projected revenue, customer attrition, and obsolescence rate assumptions used in the Company’s valuations of intangible assets. We evaluated the projected revenue used by the Company by (1) comparing to historical results of the acquired entity and publicly available information for peer companies and (2) inquiring of individuals outside of the accounting function about projected revenue and the process used to develop it. In addition, we compared the Company’s projected revenue for the acquired entity to their actual revenue subsequent to the acquisition to evaluate the Company’s ability to forecast. We involved valuation professionals with specialized skills and knowledge, who assisted in:

•evaluating the Company's customer attrition rate by comparing it to historical attrition experienced by the acquired company

•evaluating the obsolescence rates by comparing them to companies within the same industry as well as comparable historical transactions

/s/	KPMG LLP
We or our predecessor firms have served as the Company’s auditor since 1938.
St. Louis, Missouri
November 12, 2024

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures which is designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including the Company’s certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of September 30, 2024 to provide reasonable assurance of achieving these objectives.

Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports. There was no change in the Company's internal control over financial reporting during the quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management’s report on internal control over financial reporting, and the related report of the Company’s auditor, KPMG LLP, an independent registered public accounting firm, set forth in Item 7 and Item 8, respectively, of this Annual Report on Form 10-K, are hereby incorporated by reference.

ITEM 9B - OTHER INFORMATION

During the three-month period ended September 30, 2024, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

ITEM 9C - DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding nominees and directors appearing under "Proxy Item No. 1: Election of Directors" in the Emerson Electric Co. Notice of Annual Meeting of Shareholders and Proxy Statement for the February 2025 annual shareholders' meeting (the "2025 Proxy Statement") is hereby incorporated by reference. Information regarding executive officers is set forth in Part I of this report. Information regarding the Audit Committee and Audit Committee Financial Expert appearing under "Board and Committee Operations—Board and Corporate Governance— Committees of Our Board of Directors," "Board and Committee Operations—Corporate Governance and Nominating Committee—Nomination Process" and "— Proxy Access" in the 2025 Proxy Statement is hereby incorporated by reference.

The Company has adopted a Code of Ethics that applies to the Company's Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer; has posted such Code of Ethics on its website; and intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K by posting such information on its website. The Company has adopted Charters for its Audit Committee, Compensation Committee, and Corporate Governance and Nominating Committee and a Code of Business Ethics for directors, officers and employees, which are available on its website and in print to any stockholder who requests them. The Company has also adopted Corporate Governance Principles and Practices, which are available on its website and in print to any stockholder who requests them. The Corporate Governance section of the Company's website may be accessed as follows: www.Emerson.com, Investors, Corporate Governance. Information appearing under "Delinquent Section 16(a) Reports" and “Executive Compensation—Compensation Discussion and Analysis—Policies Supporting Our Fundamental Principles” in the 2025 Proxy Statement is hereby incorporated by reference.

ITEM 11 - EXECUTIVE COMPENSATION

Information appearing under “Executive Compensation" (including the information set forth under "Compensation Discussion and Analysis"), "Compensation Tables" (other than "Pay vs. Performance"), "Board and Committee Operations—Corporate Governance and Nominating Committee—Director Compensation," "Board and Committee Operations—Compensation Committee" (including, but not limited to, the information set forth under "Role of Executive Officers and the Compensation Consultant," "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation") in the 2025 Proxy Statement is hereby incorporated by reference.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding beneficial ownership of shares by nominees and continuing directors, named executive officers, five percent beneficial owners, and by all directors and executive officers as a group appearing under "Ownership of Emerson Equity Securities" in the 2025 Proxy Statement is hereby incorporated by reference.

The following table sets forth aggregate information regarding the Company’s equity compensation plans as of September 30, 2024:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	5,782,000	$51.71	17,504,000
Equity compensation plans not approved by security holders	—	—	—
Total	5,782,000	$51.71	17,504,000

(1)Includes the Stock Option and Incentive Shares Plans previously approved by the Company's security holders. Shares included in column (a) assume the maximum payouts, where applicable, and are as follows: (i) 288,000 shares reserved for outstanding stock option awards, (ii) 1,037,000 shares reserved for performance share awards granted in 2024, (iii) 1,345,000 shares reserved for performance share awards granted in 2023, (iv) 1,332,000 shares reserved for performance share awards granted in 2022 and (v) 1,780,000 shares reserved for outstanding restricted stock unit awards. As provided by the Company’s Incentive Shares Plans, performance shares awards represent a commitment to issue such shares without cash payment by the employee, contingent upon achievement of the performance objectives and continued service by the employee.

The table above includes awards of 793,000 shares outstanding as of September 30, 2024 relating to restricted stock units and performance stock units which were originally issued by National Instruments Corporation and assumed by Emerson and converted into Emerson time-based restricted stock units in connection with the acquisition of National Instruments Corporation in early fiscal 2024.

The price in column (b) represents the weighted-average exercise price for outstanding options. Included in column (c) are shares remaining available for award under previously approved plans as follows: (i) 16,000,000 under the 2024 Incentive Shares Plan, (ii) 963,000 under the 2015 Incentive Shares Plan, (iii) 503,000 under the 2006 Incentive Shares Plan,and (iv) 38,000 under the Restricted Stock Plan for Non-Management Directors.

Information regarding stock option plans and incentive shares plans is set forth in Note 17.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information appearing under “Board and Committee Operations—Board and Corporate Governance—Review, Approval or Ratification of Transactions with Related Persons," "—Certain Business Relationships and Related Party Transactions" and "—Director Independence" in the 2025 Proxy Statement is hereby incorporated by reference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information appearing under "Board and Committee Operations—Audit Committee—Fees Paid to KPMG LLP" in the 2025 Proxy Statement is hereby incorporated by reference.

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

2(f)** Note Purchase Agreement, dated as of June 6, 2024, among Emerson Electric Co., EMR Holdings, Inc., Emerald JV Holdings L.P., and EMRLD Seller Notes Issuer LP, incorporated by reference to the Company’s Form 8-K filed on June 6, 2024, File No. 1-278, Exhibit 2.1.

2(g)** Unit Purchase Agreement, dated as of June 6, 2024, among Emersub 21 LLC, Emersub 22 LLC, Humboldt Hermetic Motor Corp., Emersub XLVI, Inc., BCP Emerald Aggregator L.P., Emerald JV Holdings L.P., and Emerald JV Holdings G.P. LLC, incorporated by reference to the Company’s Form 8-K filed on June 6, 2024, File No. 1-278, Exhibit 2.2.

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

4(d)     Description of 1.250% Notes due 2025 and 2.000% Notes due 2029, filed herewith.

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

10(l)*    Emerson Electric Co. 2006 Incentive Shares Plan, incorporated by reference to Emerson Electric Co. 2006 Proxy Statement dated December 16, 2005, Appendix C, Amendment for 409A Compliance, incorporated by reference to Emerson Electric Co. 2007 Form 10-K, File No. 1-278, Exhibit 10(q), Forms of Performance Shares Award Certificate and Acceptance of Award (used on or prior to September 30, 2009) and Restricted Shares Award Agreement (used on or prior to September 30, 2011), incorporated by reference to Emerson Electric Co. 2007 Form 10-K, File No. 1-278, Exhibit 10(q), Amendment to Emerson Electric Co. 2006 Incentive Shares Plan, incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended June 30, 2008, File No. 1-278, Exhibit 10.1, Forms of Performance Shares Award Certificate, Acceptance of Award and 2010 Performance Shares Program Award Summary, incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended December 31, 2009 (used after September 30, 2009 and on or prior to September 30, 2011), File No. 1-278, Exhibit 10.2, Forms of Performance Shares Award Certificate and Acceptance of Award, incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended December 31, 2011, File No. 1-278, Exhibit 10.3 (used after September 30, 2011), and Form of Restricted Shares Award Agreement, incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended December 31, 2011, File No. 1-278, Exhibit 10.4 (used after September 30, 2011). Second Amendment to the Emerson Electric Co. 2006 Incentive Shares Plan, incorporated by reference to the Emerson Electric Co. Form 10-Q for the quarter ended December 31, 2023, File No. 1-278, Exhibit 10.2

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

10(o)*     Emerson Electric Co. 2015 Incentive Shares Plan, incorporated by reference to Emerson Electric Co. 2015 Proxy Statement dated December 12, 2014, Appendix B, Forms of Performance Shares Award Certificate and Acceptance of Award (used on or prior to November 5, 2018), Performance Shares Program Award Summary (used on or prior to November 5, 2018) and Form of Restricted Shares Award Agreement (used on or prior to November 5, 2018), incorporated by reference to Emerson Electric Co. 2015 Form 10-K, File No. 1-278, Exhibit 10(u), Form of Restricted Shares Award Agreement (used after November 5, 2018), incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended December 31, 2018, Exhibit 10.1, Form of Restricted Stock Units Program Acceptance of Award (used after November 5, 2018), incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended December 31, 2018, Exhibit 10.2 and Form of Performance Share Program Acceptance of Award (used after November 5, 2018), incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended December 31, 2018, Exhibit 10.3., Form of Emerson Electric Co. Performance Shares Program Award Agreement (used after November 1, 2021), incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended December 31, 2021, File No. 1-278, Exhibit 10.2 First Amendment to the Emerson Electric Co. 2015 Incentive Shares Plan, incorporated by reference to the Emerson Electric Co. Form 10-Q for the quarter ended December 31, 2023, File No. 1-278, Exhibit 10.3 Form of Performance Shares Program Acceptance Award Agreement (used after November 6, 2023), filed herewith, Form of Performance Shares Program Restricted Stock Units Award Agreement (used after November 6, 2023), filed herewith.

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

10(w)* Letter Agreement dated November 28, 2023 between Emerson Electric Co. and Sara Y. Bosco, incorporated by reference to the Company's Form 8-K filed on November 30, 2023, File No. 1-278, Exhibit 10.1.

10(x)* Emerson Electric Co. 2024 Equity Incentive Plan, incorporated by reference to the Emerson Electric Co. 2024 Proxy Statement dated December 8, 2023, File No. 1-278, Appendix C. Form of Performance Shares Program Acceptance Award Agreement (used after November 4, 2024), filed herewith, Form of Performance Shares Program Restricted Stock Units Award Agreement (used after November 4, 2024), filed herewith, Form of Restricted Shares Award Agreement (used after November 4, 2024), filed herewith

10(y)*    Defined Contribution Supplemental Executive Retirement Plan, incorporated by reference to the Company's Form 8-K, filed on November 5, 2024, File No. 1-278, Exhibit 10.1

19 Insider Trading Policies and Procedures, filed herewith

21    Subsidiaries of Emerson Electric Co.

23    Consent of Independent Registered Public Accounting Firm

24    Power of Attorney

31    Certifications pursuant to Exchange Act Rule 13a-14(a)

32    Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350

97    Incentive Compensation Recovery (Clawback) Policy, incorporated by reference to Emerson Electric Co. 2023 Form 10-K File No. 1-278, Exhibit 97

101    Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the years ended September 30, 2022, 2023 and 2024, (ii) Consolidated Statements of Comprehensive Income for the years ended September 30, 2022, 2023, and 2024 (iii) Consolidated Balance Sheets at September 30, 2023 and 2024, (iv) Consolidated Statements of Equity for the years ended September 30, 2022, 2023 and 2024, (v) Consolidated Statements of Cash Flows for the years ended September 30, 2022, 2023 and 2024, and (vi) Notes to Consolidated Financial Statements for the year ended September 30, 2024.

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

M. J. Baughman
Executive Vice President, Chief Financial Officer
and Chief Accounting Officer
November 12, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on November 12, 2024, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ S. L. Karsanbhai	President and Chief Executive Officer
S. L. Karsanbhai

/s/ M. J. Baughman	Executive Vice President, Chief Financial Officer and Chief Accounting Officer
M. J. Baughman

*	Chair of the Board
J. S. Turley

*	Director
M. A. Blinn

*	Director
J. B. Bolten

*	Director
C. G. Butler

*	Director
M. S. Craighead

*	Director
W. H. Easter III

*	Director
G. A. Flach

*	Director
L. Goncalves

*	Director
L. M. Lee

*	Director
M. S. Levatich

*	Director
J. M. McKelvey

* By	/s/	M. J. Baughman
M. J. Baughman
Attorney-in-Fact