Form 10-Q
period 2024-12-31
EMERSON ELECTRIC CO
filed 2025-02-05
CIK 32604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ____________________ to __________________

Commission file number 1-278

EMERSON ELECTRIC CO.
(Exact name of registrant as specified in its charter)

Missouri		43-0259330
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

8027 Forsyth Blvd
St. Louis,	Missouri	63105
(Address of principal executive offices)		(Zip Code)

Registrant's telephone number, including area code: (314) 553-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock of $0.50 par value per share	EMR	New York Stock Exchange
NYSE Chicago
1.250% Notes due 2025	EMR 25A	New York Stock Exchange
2.000% Notes due 2029	EMR 29	New York Stock Exchange

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common stock of $0.50 par value per share outstanding at December 31, 2024: 563.9 million shares.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Consolidated Statements of Earnings
EMERSON ELECTRIC CO. & SUBSIDIARIES
Three months ended December 31, 2023 and 2024
(Dollars in millions, except per share amounts; unaudited)

	Three Months Ended December 31,
	2023	2024
Net sales	$4,117	4,175

Cost of sales	2,201	1,940
Selling, general and administrative expenses	1,277	1,224
Other deductions, net	451	228
Interest expense (net of interest income of $40 and $44, respectively)	44	8
Interest income from related party	(31)	—

Earnings from continuing operations before income taxes	175	775

Income taxes	16	182

Earnings from continuing operations	159	593

Discontinued operations, net of tax of $9 and $—, respectively	(27)	—

Net earnings	132	593

Less: Noncontrolling interests in subsidiaries	(10)	8

Net earnings common stockholders	$142	585

Earnings common stockholders:
Earnings from continuing operations	$169	585
Discontinued operations	(27)	—
Net earnings common stockholders	$142	585

Basic earnings per share common stockholders:
Earnings from continuing operations	$0.30	1.03
Discontinued operations	(0.05)	—
Basic earnings per common share	$0.25	1.03

Diluted earnings per share common stockholders:
Earnings from continuing operations	$0.29	1.02
Discontinued operations	(0.04)	—
Diluted earnings per common share	$0.25	1.02

Weighted average outstanding shares:
Basic	570.8	568.5
Diluted	573.3	571.1
 See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
EMERSON ELECTRIC CO. & SUBSIDIARIES

Three months ended December 31, 2023 and 2024
(Dollars in millions; unaudited)

	Three Months Ended December 31,
	2023	2024
Net earnings	$132	593

Other comprehensive income (loss), net of tax:
Foreign currency translation	174	(492)
Pension and postretirement	(12)	3
Cash flow hedges	3	10
Total other comprehensive income (loss)	165	(479)

Comprehensive income	297	114

Less: Noncontrolling interests in subsidiaries	(8)	1
Comprehensive income common stockholders	$305	113

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
EMERSON ELECTRIC CO. & SUBSIDIARIES

(Dollars and shares in millions, except per share amounts; unaudited)

	Sept 30, 2024	Dec 31, 2024
ASSETS
Current assets
Cash and equivalents	$3,588	2,834
Receivables, less allowances of $121 and $124, respectively	2,927	2,694
Inventories	2,180	2,200
Other current assets	1,497	1,466
Total current assets	10,192	9,194

Property, plant and equipment, net	2,807	2,743
Other assets
Goodwill	18,067	17,906
Other intangible assets	10,436	10,025
Other	2,744	2,742
Total other assets	31,247	30,673
Total assets	$44,246	42,610

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current maturities of long-term debt	$532	1,066
Accounts payable	1,335	1,260
Accrued expenses	3,875	3,632
Total current liabilities	5,742	5,958

Long-term debt	7,155	6,557

Other liabilities	3,840	3,716

Equity
Common stock, $0.50 par value; authorized, 1,200.0 shares; issued, 953.4 shares; outstanding, 570.2 shares and 563.9 shares, respectively	477	477
Additional paid-in-capital	169	113
Retained earnings	40,830	41,112
Accumulated other comprehensive income (loss)	(868)	(1,340)
Cost of common stock in treasury, 383.2 shares and 389.5 shares, respectively	(18,972)	(19,872)
Common stockholders’ equity	21,636	20,490
Noncontrolling interests in subsidiaries	5,873	5,889
Total equity	27,509	26,379
Total liabilities and equity	$44,246	42,610
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Equity
EMERSON ELECTRIC CO. & SUBSIDIARIES

Three months ended December 31, 2023 and 2024
(Dollars in millions; unaudited)

	Three Months Ended December 31,
	2023	2024

Common stock	$477	477

Additional paid-in-capital
Beginning balance	62	169
Stock plans	119	(56)
AspenTech purchases of common stock	(41)	—
Ending balance	140	113

Retained earnings
Beginning balance	40,070	40,830
Net earnings common stockholders	142	585
Dividends paid (per share: $0.525 and $0.5275, respectively)	(302)	(303)
Ending balance	39,910	41,112

Accumulated other comprehensive income (loss)
Beginning balance	(1,253)	(868)
Foreign currency translation	172	(485)
Pension and postretirement	(12)	3
Cash flow hedges	3	10
Ending balance	(1,090)	(1,340)

Treasury stock
Beginning balance	(18,667)	(18,972)
Purchases	(175)	(946)
Issued under stock plans	79	46
Ending balance	(18,763)	(19,872)

Common stockholders' equity	20,674	20,490

Noncontrolling interests in subsidiaries
Beginning balance	5,909	5,873
Net earnings (loss)	(10)	8
Stock plans	11	15
AspenTech purchases of common stock	(31)	—
Other comprehensive income	2	(7)
Ending balance	5,881	5,889

Total equity	$26,555	26,379

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
EMERSON ELECTRIC CO. & SUBSIDIARIES
Three Months Ended December 31, 2023 and 2024
(Dollars in millions; unaudited)

	Three Months Ended
	December 31,
	2023	2024
Operating activities
Net earnings	$132	593
Earnings from discontinued operations, net of tax	27	—
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	422	383
Stock compensation	74	68
Amortization of acquisition-related inventory step-up	231	—
Changes in operating working capital	(238)	(154)
Other, net	(204)	(113)
Cash from continuing operations	444	777
Cash from discontinued operations	(29)	—
Cash provided by operating activities	415	777

Investing activities
Capital expenditures	(77)	(83)
Purchases of businesses, net of cash and equivalents acquired	(8,339)	(37)
Other, net	(37)	(22)
Cash from continuing operations	(8,453)	(142)
Cash from discontinued operations	1	—
Cash used in investing activities	(8,452)	(142)

Financing activities
Net increase in short-term borrowings	2,647	2
Payments of long-term debt	—	(2)
Dividends paid	(300)	(301)
Purchases of common stock	(175)	(899)
AspenTech purchases of common stock	(72)	—
Other, net	(45)	(91)
Cash provided by (used in) financing activities	2,055	(1,291)

Effect of exchange rate changes on cash and equivalents	7	(98)
Decrease in cash and equivalents	(5,975)	(754)
Beginning cash and equivalents	8,051	3,588
Ending cash and equivalents	$2,076	2,834

Changes in operating working capital
Receivables	$94	156
Inventories	(97)	(86)
Other current assets	(3)	(5)
Accounts payable	(89)	(53)
Accrued expenses	(143)	(166)
Total changes in operating working capital	$(238)	(154)
See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
EMERSON ELECTRIC CO. & SUBSIDIARIES

(Dollars and shares in millions, except per share amounts or where noted)

(1) BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary for a fair presentation of operating results for the interim periods presented. Adjustments consist of normal and recurring accruals. The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all disclosures required for annual financial statements presented in conformity with U.S. generally accepted accounting principles (GAAP). For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2024.

Certain prior year amounts have been reclassified to conform to the current year presentation. On June 6, 2024, the Company entered into definitive agreements to sell its 40 percent non-controlling common equity interest in Copeland to private equity funds managed by Blackstone for $1.5 billion and its note receivable to Copeland for $1.9 billion, and the transactions were subsequently completed in August 2024. As a result of these transactions, the equity method losses related to the Company's non-controlling common equity interest in Copeland, which were previously reported in Other deductions, net, have been reclassified and are now reported as discontinued operations for all periods presented, and cash flows related to U.S. tax distributions have been reclassified to operating cash flows from discontinued operations (see Notes 5 and 10).

(2) REVENUE RECOGNITION

Emerson is a global technology and software company that provides innovative solutions for customers in a wide range of end markets around the world. The majority of the Company's revenues relate to a broad offering of manufactured products and software which are recognized at the point in time when control transfers, while a smaller portion is recognized over time or relates to sales arrangements with multiple performance obligations. See Note 14 for additional information about the Company's revenues.

The following table summarizes the balances of the Company's unbilled receivables (contract assets), which are reported in Other assets (current and noncurrent), and its customer advances (contract liabilities), which are reported in Accrued expenses and Other liabilities.

	Sept 30, 2024	Dec 31, 2024
Unbilled receivables (contract assets)	$1,599	1,596
Customer advances (contract liabilities)	(1,115)	(1,117)
Net contract assets (liabilities)	$484	479

The majority of the Company's contract balances relate to (1) arrangements where revenue is recognized over time and payments from customers are made according to a contractual billing schedule, and (2) revenue from term software license arrangements where the license revenue is recognized upfront upon delivery. Revenue recognized for the three months ended December 31, 2024 included $422 that was included in the beginning contract liability balance. Other factors that impacted the change in net contract assets were immaterial. Revenue recognized for the three months ended December 31, 2024 for performance obligations that were satisfied in previous periods, including cumulative catchup adjustments on the Company's long-term contracts, was immaterial.

As of December 31, 2024, the Company's backlog relating to unsatisfied (or partially unsatisfied) performance obligations in contracts with its customers was approximately $8.5 billion (of which $1.25 billion was attributable to AspenTech). The Company expects to recognize approximately 75 percent of its remaining performance obligations as revenue over the next 12 months, with the remainder substantially over the following two years.

(3) COMMON SHARES

Reconciliations of weighted-average shares for basic and diluted earnings per common share follow. Diluted earnings per share are calculated using the two-class method. Earnings allocated to participating securities were inconsequential.

	Three Months Ended December 31,
	2023	2024

Basic shares outstanding	570.8	568.5
Dilutive shares	2.5	2.6
Diluted shares outstanding	573.3	571.1

(4) ACQUISITIONS AND DIVESTITURES

National Instruments

On October 11, 2023, the Company completed the acquisition of National Instruments Corporation (“NI”). NI, which provides software-connected automated test and measurement systems that enable enterprises to bring products to market faster and at a lower cost, had revenues of approximately $1.7 billion and pretax earnings of approximately $170 for the 12 months ended September 30, 2023. NI is now referred to as Test & Measurement and reported as a segment in the Software and Control business group, see Note 14.

The following table summarizes the components of the purchase consideration for NI.

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

Three Months Ended December 31,
2023
Net Sales	$4,136
Net earnings from continuing operations common stockholders	$447
Diluted earnings per share from continuing operations	$0.78

The proforma results for the three months ended December 31, 2023 exclude transaction costs of $69 which were assumed to be incurred in the first quarter of fiscal 2023. The proforma results for the three months ended December 31, 2023 also exclude backlog amortization of $34, inventory step-up amortization of $213, and retention bonuses of $43 which were all assumed to be incurred in the first quarter of fiscal 2023.

Other Transactions

On November 15, 2024, AspenTech acquired Open Grid Systems Limited, a global provider of network model management technology and a pioneer in developing model-driven applications supporting open access to data through industry standards, for a total purchase price of $46, net of cash acquired. The Company recognized goodwill of $32 (none of which is expected to be tax deductible) and other identifiable intangible assets of $20, consisting of developed technology and customer relationships with a weighted-average useful life of approximately 5 years.

(5) DISCONTINUED OPERATIONS

On May 31, 2023, the Company completed the sale of a majority stake in its Climate Technologies business to private equity funds managed by Blackstone in a $14.0 billion transaction. As a part of this transaction, Emerson received a note receivable with a face value of $2.25 billion and retained a 40 percent non-controlling common equity interest in a new standalone joint venture between Emerson and Blackstone named Copeland. Subsequently, on June 6, 2024, the Company entered into a definitive agreement to sell its 40 percent non-controlling common equity interest in Copeland to private equity funds managed by Blackstone for $1.5 billion. The transaction closed on August 13, 2024 and the Company recognized a gain of $539 ($435 after-tax) in discontinued operations in fiscal 2024. In addition, the equity method losses related to the Company's non-controlling equity interest in Copeland, which were reported since May 2023 in Other deductions, net, have been reclassified and are now reported as discontinued operations for all periods presented and are included in Other deductions, net in the table below. See Note 10 for further details.

Results from discontinued operations for the three months ended December 31, 2023 were as follows:

Three Months Ended December 31, 2023
Net sales	$—
Cost of sales	—
SG&A	—
Gain on sale of business	—
Other deductions, net	36
Earnings before income taxes	(36)
Income taxes	(9)
Earnings, net of tax	$(27)

Results for the three months ended December 31, 2023 included equity method losses of $36 ($27 after-tax) related to the Company's non-controlling common equity interest in Copeland.

Net cash from operating and investing activities from discontinued operations for the three months ended December 31, 2023 were as follows:

Three Months Ended December 31, 2023
Cash from operating activities	$(29)
Cash from investing activities	$1

(6) PENSION & POSTRETIREMENT PLANS

Total periodic pension and postretirement (income) expense is summarized below:

	Three Months Ended December 31,
	2023	2024
Service cost	$9	18
Interest cost	55	48
Expected return on plan assets	(74)	(73)
Net amortization	(14)	4
Total	$(24)	(3)

(7) OTHER DEDUCTIONS, NET

Other deductions, net are summarized below:

	Three Months Ended December 31,
	2023	2024

Amortization of intangibles (intellectual property and customer relationships)	$274	229
Restructuring costs	83	11
Acquisition/divestiture costs	80	13
Foreign currency transaction (gains) losses	34	1
Other	(20)	(26)
Total	$451	228

In the first quarter of fiscal 2025, the decrease in intangibles amortization was largely due to backlog amortization of $34 in the prior year related to the NI acquisition. Other is composed of several items, including pension expense, litigation costs, provision for bad debt and other items, none of which is individually significant.

(8) RESTRUCTURING COSTS

Restructuring expense reflects costs associated with the Company’s ongoing efforts to improve operational efficiency and deploy assets globally in order to remain competitive on a worldwide basis. The Company expects fiscal 2025 restructuring expense and related costs to be approximately $110, including costs to complete actions initiated in the first three months of the year.

Restructuring expense by business segment follows:

	Three Months Ended December 31,
	2023	2024

Final Control	$3	2
Measurement & Analytical	3	1
Discrete Automation	10	6
Safety & Productivity	—	—
Intelligent Devices	16	9

Control Systems & Software	1	2
Test & Measurement	40	(1)
AspenTech	—	—
Software and Control	41	1

Corporate	26	1

Total	$83	11
Corporate restructuring of $26 for the three months ended December 31, 2023 is comprised entirely of integration-related stock compensation attributable to NI.
Details of the change in the liability for restructuring costs during the three months ended December 31, 2024 follow:

	Sept 30, 2024	Expense	Utilized/Paid	Dec 31, 2024

Severance and benefits	$105	9	26	88
Other	7	2	2	7
Total	$112	11	28	95
The tables above do not include $2 and $4 of costs related to restructuring actions incurred for the three months ended December 31, 2024 and 2023, respectively, that are required to be reported in selling, general and administrative expenses.

(9) TAXES

Income taxes were $182 in the first quarter of fiscal 2025 and $16 in 2024, resulting in effective tax rates of 24 percent and 9 percent, respectively. The prior year rate included a $57 ($0.10 per share) benefit related to discrete tax items and the impact of inventory step-up amortization, which in total had a 12 percentage point impact on the rate.

(10) EQUITY METHOD INVESTMENT AND NOTE RECEIVABLE

As discussed in Note 5, the Company completed the divestiture of a majority stake in Copeland on May 31, 2023, and received upfront, pre-tax cash proceeds of approximately $9.7 billion and a note receivable with a face value of $2.25 billion, while retaining a 40 percent non-controlling common equity interest in Copeland.
On June 6, 2024, the Company entered into definitive agreements to sell its 40 percent non-controlling common equity interest in Copeland to private equity funds managed by Blackstone for $1.5 billion and its note receivable to Copeland for $1.9 billion, and the transactions were subsequently completed in August 2024. As a result of these transactions, the gain on the sale of the Company's non-controlling common equity interest in Copeland and the historical equity method losses, which were recorded since May 2023 in Other deductions, net, have been reclassified and are now reported as discontinued operations for all periods presented (see Note 5).
For the three months ended December 31, 2023 the Company recognized non-cash interest income on the note receivable of $31, which is reported in Interest income from related party within continuing operations.
Summarized financial information for Copeland for the three months ended December 31, 2023 is as follows.

Three Months Ended December 31,
2023
Net sales	$1,024
Gross profit	$345
Income (loss) from continuing operations	$(93)
Net income (loss)	$(93)
Net income (loss) attributable to shareholders	$(90)

(11) OTHER FINANCIAL INFORMATION

	Sept 30, 2024	Dec 31, 2024
Inventories
Finished products	$512	522
Raw materials and work in process	1,668	1,678
Total	$2,180	2,200

Property, plant and equipment, net
Property, plant and equipment, at cost	$6,185	6,067
Less: Accumulated depreciation	3,378	3,324
Total	$2,807	2,743

Goodwill by business segment
Final Control	$2,702	2,648
Measurement & Analytical	1,576	1,531
Discrete Automation	919	888
Safety & Productivity	404	383
Intelligent Devices	5,601	5,450

Control Systems & Software	674	665
Test & Measurement	3,463	3,436
AspenTech	8,329	8,355
Software and Control	12,466	12,456

Total	$18,067	17,906

Other intangible assets
Gross carrying amount	$15,628	15,447
Less: Accumulated amortization	5,192	5,422
Net carrying amount	$10,436	10,025
Other intangible assets include customer relationships, net, of $6,029 and $6,296 and intellectual property, net, of $3,751 and $3,901 as of December 31, 2024 and September 30, 2024, respectively.

	Three Months Ended December 31,
	2023	2024
Depreciation and amortization expense include the following:
Depreciation expense	$79	83
Amortization of intangibles (includes $49 and $49 reported in Cost of Sales, respectively)	323	278
Amortization of capitalized software	20	22
Total	$422	383

	Sept 30, 2024	Dec 31, 2024
Other assets include the following:
Pension assets	$1,194	1,191
Operating lease right-of-use assets	692	658
Unbilled receivables (contract assets)	519	548
Deferred income taxes	64	57
Asbestos-related insurance receivables	37	37

Accrued expenses include the following:
Customer advances (contract liabilities)	$1,043	1,037
Employee compensation	706	453
Income taxes	587	714
Operating lease liabilities (current)	158	144
Product warranty	82	79

Other liabilities include the following:
Deferred income taxes	$2,138	2,019
Operating lease liabilities (noncurrent)	511	489
Pension and postretirement liabilities	466	445
Asbestos litigation	151	147

(12) FINANCIAL INSTRUMENTS
Hedging Activities – As of December 31, 2024, the notional amount of foreign currency hedge positions was approximately $3.4 billion. All derivatives receiving hedge accounting are cash flow hedges. The majority of hedging gains and losses deferred as of December 31, 2024 are expected to be recognized over the next 12 months as the underlying forecasted transactions occur. Gains and losses on foreign currency derivatives reported in Other deductions, net reflect hedges of balance sheet exposures that do not receive hedge accounting.
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
The following gains and losses are included in earnings and other comprehensive income (OCI) for the three months ended December 31, 2024 and 2023:

		Three Months Ended December 31,
		Into Earnings		Into OCI
Gains (Losses)	Location	2023	2024	2023	2024
Foreign currency	Sales	—	1	7	11
Foreign currency	Cost of sales	3	—	1	3
Foreign currency	Other deductions, net	15	(51)

Net Investment Hedges
Euro denominated debt			—	(55)	70
Total		$18	(50)	(47)	84

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
Fair Value Measurement – Valuations for all derivatives and the Company's long-term debt fall within Level 2 of the GAAP valuation hierarchy. As of December 31, 2024, the fair value of long-term debt was approximately $6.7 billion, which was lower than the carrying value by $932. The fair value of foreign currency contracts, which are reported in Other current assets and Accrued expenses, did not materially change since September 30, 2024.
Counterparties to derivatives arrangements are companies with investment-grade credit ratings. The Company has bilateral collateral arrangements with counterparties with credit rating-based posting thresholds that vary depending on the arrangement. If credit ratings on the Company's debt fall below pre-established levels, counterparties can require immediate full collateralization of all derivatives in net liability positions. The maximum amount that could potentially have been required was immaterial. The Company also can demand full collateralization of derivatives in net asset positions should any counterparty credit ratings fall below certain thresholds. No collateral was posted with counterparties and none was held by the Company as of December 31, 2024.

(13) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Activity in Accumulated other comprehensive income (loss) for the three months ended December 31, 2024 and 2023 is shown below, net of income taxes:
	Three Months Ended December 31,
	2023	2024
Foreign currency translation
Beginning balance	$(1,012)	(616)
Other comprehensive income (loss), net of tax of $13 and $16, respectively	172	(485)
Ending balance	(840)	(1,101)

Pension and postretirement
Beginning balance	(247)	(245)
Amortization of deferred actuarial losses into earnings, net of tax of $2 and $(1), respectively	(12)	3
Ending balance	(259)	(242)

Cash flow hedges
Beginning balance	6	(7)
Gains deferred during the period, net of taxes of $(2) and $(3), respectively	6	11
Reclassification of realized (gains) losses to sales and cost of sales, net of tax of $— and $—, respectively	(3)	(1)

Ending balance	9	3

Accumulated other comprehensive income (loss)	$(1,090)	(1,340)

(14) BUSINESS SEGMENTS

As disclosed in Note 4, the Company completed the acquisition of NI on October 11, 2023. NI is now referred to as Test & Measurement and reported as a segment in the Software and Control business group.

Summarized information about the Company's results of operations by business segment follows:

	Three Months Ended December 31,
	Sales		Earnings (Loss)
	2023	2024	2023	2024

Final Control	$940	976	194	236
Measurement & Analytical	947	975	235	285
Discrete Automation	613	580	97	98
Safety & Productivity	322	312	68	67
Intelligent Devices	2,822	2,843	594	686

Control Systems & Software	675	690	149	193
Test & Measurement	382	359	(78)	(13)
AspenTech	257	303	(35)	15
Software and Control	1,314	1,352	36	195

Stock compensation			(74)	(68)
Unallocated pension and postretirement costs			31	27
Corporate and other			(399)	(57)
Eliminations/Interest	(19)	(20)	(44)	(8)
Interest income from related party			31	—
Total	$4,117	4,175	175	775
Stock compensation for the three months ended December 31, 2023 included $30 of integration-related stock compensation expense attributable to NI ($26 of which was reported as restructuring costs). Corporate and other for the three months ended December 31, 2024 included acquisition/divestiture fees and related costs of $22 compared to $130 in 2023, while 2023 also included acquisition-related inventory step-up amortization of $231.

Depreciation and amortization (includes intellectual property, customer relationships and capitalized software) by business segment are summarized below:

	Three Months Ended December 31,
	2023	2024
Final Control	$40	40
Measurement & Analytical	40	31
Discrete Automation	22	21
Safety & Productivity	14	15
Intelligent Devices	116	107

Control Systems & Software	21	23
Test & Measurement	151	118
AspenTech	123	124
Software and Control	295	265

Corporate and other	11	11
Total	$422	383
The decrease in Test & Measurement depreciation and amortization for the three months ended December 31, 2024 compared to the three months ended December 31, 2023 was due to backlog amortization of $34 in the prior year.
Sales by geographic destination (Americas, Asia, Middle East & Africa ("AMEA") and Europe) are summarized below:

	Three Months Ended December 31,				Three Months Ended December 31,
	2023				2024
	Americas	AMEA	Europe	Total	Americas	AMEA	Europe	Total
Final Control	$454	370	116	940	476	389	111	976
Measurement & Analytical	475	325	147	947	488	338	149	975
Discrete Automation	286	162	165	613	279	150	151	580
Safety & Productivity	243	16	63	322	240	15	57	312
Intelligent Devices	1,458	873	491	2,822	1,483	892	468	2,843

Control Systems & Software	325	209	141	675	323	222	145	690
Test & Measurement	164	99	119	382	175	93	91	359
AspenTech	140	60	57	257	163	68	72	303
Software and Control	629	368	317	1,314	661	383	308	1,352

Total	$2,087	1,241	808	4,136	2,144	1,275	776	4,195

(15) SUBSEQUENT EVENTS

On January 27, 2025, the Company announced that it reached an agreement with AspenTech under which Emerson will acquire all outstanding shares of common stock of AspenTech not already owned by Emerson for $265 per share pursuant to an all-cash tender offer. The Company currently owns approximately 57 percent of AspenTech's outstanding shares of common stock. The transaction values the minority stake being acquired at $7.2 billion, and the Company expects to finance the transaction from cash on hand and debt financing. The transaction is expected to close in the first half of calendar year 2025, and upon closing, AspenTech will become a wholly owned subsidiary of Emerson.

Items 2 and 3.

Management's Discussion and Analysis of Financial Condition and Results of Operations
(Dollars are in millions, except per share amounts or where noted)

OVERVIEW

For the first quarter of fiscal 2025, net sales were $4.2 billion, up 1 percent compared with the prior year. Underlying sales, which exclude foreign currency translation, acquisitions and divestitures, were up 2 percent. Foreign currency translation had a 1 percent unfavorable impact.
Earnings from continuing operations attributable to common stockholders were $585, up 247 percent, and diluted earnings per share from continuing operations were $1.02, up 252 percent compared with $0.29 in the prior year. Adjusted diluted earnings per share from continuing operations were $1.38, up 13 percent compared with $1.22 in the prior year, reflecting strong operating results.

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

Three Months Ended Dec 31	2023	2024

Diluted earnings from continuing operations per share	$0.29	1.02

Amortization of intangibles	0.36	0.31
Restructuring and related costs	0.12	0.02
Acquisition/divestiture fees and related costs	0.17	0.03
Amortization of acquisition-related inventory step-up	0.38	—
Discrete tax benefits	(0.10)	—

Adjusted diluted earnings from continuing operations per share	$1.22	1.38
The table below summarizes the changes in adjusted diluted earnings per share from continuing operations. The items identified below are discussed throughout MD&A, see further discussion above and in the Business Segments and Financial Position sections below.

Three Months Ended
Adjusted diluted earnings from continuing operations per share - Dec 31, 2023	$1.22

Operations	0.16
Stock compensation	(0.03)
Foreign currency	0.04
Pensions	(0.01)

Adjusted diluted earnings from continuing operations per share - Dec 31, 2024	$1.38

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31

Following is an analysis of the Company’s operating results for the first quarter ended December 31, 2024 compared with the first quarter ended December 31, 2023.

Three Months Ended Dec 31	2023	2024	Change
(dollars in millions, except per share amounts)

Net sales	$4,117	4,175	1%
Gross profit	$1,916	2,235	17%
Percent of sales	46.5%	53.5%	7.0 pts

SG&A	$1,277	1,224	(4)%
Percent of sales	31.0%	29.3%	(1.7) pts

Other deductions, net	$451	228
Amortization of intangibles	$274	229
Restructuring costs	$83	11

Interest expense, net	$44	8
Interest income from related party	$(31)	—

Earnings from continuing operations before income taxes	$175	775	343%
Percent of sales	4.2%	18.6%	14.4 pts
Earnings from continuing operations common stockholders	$169	585	247%
Percent of sales	4.1%	14.0%	9.9 pts
Net earnings common stockholders	$142	585	312%

Diluted EPS - Earnings from continuing operations	$0.29	1.02	252%
Diluted EPS - Net earnings	$0.25	1.02	308%

Adjusted Diluted EPS - Earnings from continuing operations	$1.22	1.38	13%

Net sales for the first quarter of fiscal 2025 were $4.2 billion, up 1 percent compared with 2024. Intelligent Devices sales were up 1 percent, while Software and Control sales were up 3 percent. Underlying sales were up 2 percent on 0.5 percent higher volume and 1.5 percent higher price. Foreign currency translation had a 1 percent unfavorable impact. Underlying sales were up 1 percent in the U.S. and up 3 percent internationally. The Americas was up 3 percent, Europe was down 2 percent, and Asia, Middle East & Africa was up 4 percent (China down 5 percent).

Cost of sales for the first quarter of fiscal 2025 were $1,940, a decrease of $261 compared with 2024 and gross margin of 53.5 percent increased 7.0 percentage points, as the prior year reflected the impact from acquisition-related inventory step-up amortization of $231, which negatively impacted margins in the prior year by 5.6 percentage points. Favorable price less net material inflation also contributed to the increase in gross margin.
Selling, general and administrative (SG&A) expenses of $1,224 decreased $53 and SG&A as a percent of sales decreased 1.7 percentage points to 29.3 percent compared with the prior year, reflecting savings from cost reduction actions and the impact of Test & Measurement acquisition-related costs incurred in the prior year.
Other deductions, net were $228 for the first quarter of fiscal 2025, a decrease of $223 compared with the prior year, reflecting higher restructuring and acquisition/divestiture costs in the prior year, as well as backlog amortization related to the Test & Measurement acquisition of $34. See Note 7.

Pretax earnings from continuing operations of $775 increased $600, up 343 percent compared with the prior year. Earnings increased $92 in Intelligent Devices and increased $159 in Software and Control, see the Business Segments discussion that follows and Note 14.

Income taxes were $182 in the first quarter of fiscal 2025 and $16 in 2024, resulting in effective tax rates of 24 percent and 9 percent, respectively. The prior year rate included a $57 ($0.10 per share) benefit related to discrete tax items and the impact of inventory step-up amortization, which in total had a 12 percentage point impact on the rate.

Earnings from continuing operations attributable to common stockholders were $585, up 247 percent, and diluted earnings per share from continuing operations were $1.02, up 252 percent compared with $0.29 in the prior year. Adjusted diluted earnings per share from continuing operations were $1.38 compared with $1.22 in the prior year, reflecting strong operating results. See the analysis above of adjusted earnings per share for further details.

Loss from discontinued operations was $(27) ($(0.04) per share) in the prior year. See Note 5.

Net earnings common stockholders in the first quarter of fiscal 2025 were $585 compared with $142 in the prior year, and earnings per share were $1.02 compared with $0.25 in the prior year.

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

Three Months Ended Dec 31	2023	2024	Change

Earnings from continuing operations before income taxes	$175	775	343%
Percent of sales	4.2%	18.6%	14.4 pts
Interest expense, net	44	8
Interest income from related party	(31)	—
Amortization of intangibles	323	278
Restructuring and related costs	87	13
Acquisition/divestiture fees and related costs	134	22
Amortization of acquisition-related inventory step-up	231	—
Adjusted EBITA from continuing operations	$963	1,096	14%
Percent of sales	23.4%	26.3%	2.9 pts

Business Segments
Following is an analysis of operating results for the Company’s business segments for the first quarter ended December 31, 2024, compared with the first quarter ended December 31, 2023. The Company defines segment earnings as earnings before interest and taxes. See Note 14 for a discussion of the Company's business segments.

INTELLIGENT DEVICES

Three Months Ended Dec 31	2023	2024	Change	FX	Acq/Div	U/L

Sales:
Final Control	$940	976	4%	1%	—%	5%
Measurement & Analytical	947	975	3%	1%	—%	4%
Discrete Automation	613	580	(5)%	1%	—%	(4)%
Safety & Productivity	322	312	(3)%	—%	—%	(3)%
Total	$2,822	2,843	1%	1%	—%	2%

Earnings:
Final Control	$194	236	22%
Measurement & Analytical	235	285	21%
Discrete Automation	97	98	1%
Safety & Productivity	68	67	(1)%
Total	$594	686	16%
Margin	21.0%	24.1%	3.1 pts

Amortization of intangibles:
Final Control	$22	22
Measurement & Analytical	20	10
Discrete Automation	9	8
Safety & Productivity	6	6
Total	$57	46

Restructuring and related costs:
Final Control	$7	2
Measurement & Analytical	3	1
Discrete Automation	10	6
Safety & Productivity	—	—
Total	$20	9

Adjusted EBITA	$671	741	11%
Adjusted EBITA Margin	23.8%	26.1%	2.3 pts
Intelligent Devices sales were $2.8 billion in the first quarter of 2025, an increase of $21, or 1 percent. Underlying sales increased 2 percent on 1 percent higher price and 1 percent higher volume. Underlying sales increased 2 percent in the Americas, Europe decreased 3 percent and Asia, Middle East & Africa was up 3 percent (China down 2 percent). Final Control sales increased $36, or 4 percent, reflecting strength in power end markets. Sales for Measurement & Analytical increased $28, or 3 percent, reflecting robust growth in Middle East & Africa and moderate growth in the Americas and Europe. Discrete Automation sales decreased $33, or 5 percent, reflecting softness in all geographies. Safety & Productivity sales decreased $10, or 3 percent, reflecting softness in the Americas and Europe. Earnings for Intelligent Devices were $686, an increase of $92, or 16 percent, and margin increased 3.1 percentage points to 24.1 percent, reflecting strong operational performance, favorable price less net material inflation and favorable foreign currency transactions of $32 due to gains in the first quarter of 2025 compared to losses in the prior year. Adjusted EBITA margin was 26.1 percent, an increase of 2.3 percentage points.

SOFTWARE AND CONTROL

Three Months Ended Dec 31	2023	2024	Change	FX	Acq/Div	U/L

Sales:
Control Systems & Software	$675	690	2%	1%	—%	3%
Test & Measurement	382	359	(6)%	1%	—%	(5)%
AspenTech	257	303	18%	—%	—%	18%
Total	$1,314	1,352	3%	1%	—%	4%

Earnings:
Control Systems & Software	$149	193	29%
Test & Measurement	(78)	(13)	83%
AspenTech	(35)	15	141%
Total	$36	195	434%
Margin	2.8%	14.4%	11.6 pts

Amortization of intangibles:
Control Systems & Software	$5	5
Test & Measurement	139	105
AspenTech	122	122
Total	$266	232

Restructuring and related costs:
Control Systems & Software	$1	2
Test & Measurement	40	(1)
AspenTech	—	—
Total	$41	1

Adjusted EBITA	$343	428	25%
Adjusted EBITA Margin	26.1%	31.6%	5.5 pts

Software and Control sales were $1,352 in the first quarter of 2025, an increase of $38, or 3 percent compared to the prior year, reflecting strong growth in AspenTech. Underlying sales were up 4 percent on 2 percent higher volume and 2 percent higher price. Underlying sales increased 5 percent in the Americas and were up 5 percent in Asia, Middle East & Africa (China down 11 percent), while Europe decreased 1 percent. Control Systems & Software sales increased $15, or 2 percent, and underlying sales increased 3 percent reflecting strong demand in process end markets in Europe and Asia, Middle East & Africa, while power end markets were strong in Asia, Middle East & Africa. Test & Measurement sales decreased $23, or 6 percent in the first quarter, reflecting weakness in Europe, partially offset by strong growth in the Americas. AspenTech sales increased $46, or 18 percent, reflecting strong license revenue due to the timing of renewals and new contracts signed during the quarter. Earnings for Software and Control increased $159, up 434 percent, and margin increased 11.6 percentage points, reflecting leverage on higher AspenTech sales, higher price, savings from cost reduction actions, and lower restructuring and related costs and intangibles amortization compared to the prior year. Adjusted EBITA margin increased 5.5 percentage points.

FINANCIAL CONDITION
Key elements of the Company's financial condition for the three months ended December 31, 2024 as compared to the year ended September 30, 2024 and the three months ended December 31, 2023 follow.

	Dec 31, 2023		Sept 30, 2024		Dec 31, 2024
Operating working capital	$2,052		$1,394		$1,468
Current ratio	1.1		1.8		1.5
Total debt-to-total capital	34.4%		26.2%		27.1%
Net debt-to-net capital	29.8%		15.9%		18.9%
Interest coverage ratio	10.5	X	7.2	X	10.0	X
Operating working capital increased slightly compared to September 30, 2024. The current ratio decreased compared to September 30, 2024, reflecting the decrease in cash driven by share repurchases. The interest coverage ratio (earnings before income taxes plus interest expense, divided by interest expense) of 10.0X for the 12 months ended December 31, 2024 compares to 10.5X for the 12 months ended December 31, 2023.

Operating cash flow from continuing operations for the first three months of fiscal 2025 was $777, an increase of $333 compared with $444 in the prior year, reflecting higher earnings and favorable receivables performance. Acquisition-related costs and integration activities negatively impacted operating cash flow in the prior year by approximately $100. Free cash flow from continuing operations of $694 in the first three months of fiscal 2025 (operating cash flow of $777 less capital expenditures of $83) increased $327 compared to free cash flow of $367 in 2024 (operating cash flow of $444 less capital expenditures of $77), reflecting the increase in operating cash flow. Cash used in investing activities from continuing operations was $142, and cash used in financing activities from continuing operations was $1,291, reflecting share repurchases of $899 and dividends.
Total cash provided by operating activities was $777 including the impact of discontinued operations, and increased $362 compared with $415 in the prior year.
On January 27, 2025, the Company announced that it reached an agreement with AspenTech under which Emerson will acquire all outstanding shares of common stock of AspenTech not already owned by Emerson for $265 per share pursuant to an all-cash tender offer. The Company currently owns approximately 57 percent of AspenTech's outstanding shares of common stock. The transaction values the minority stake being acquired at $7.2 billion, and the Company expects to finance the transaction from cash on hand and debt financing. The transaction is expected to close in the first half of calendar year 2025, and upon closing, AspenTech will become a wholly owned subsidiary of Emerson.
Emerson maintains a conservative financial structure to provide the strength and flexibility necessary to achieve our strategic objectives and has been successful in efficiently deploying cash where needed worldwide to fund operations, complete acquisitions and sustain long-term growth. Emerson is in a strong financial position, with total assets of $43 billion and common stockholders' equity of $20 billion, and has the resources available for reinvestment in existing businesses, strategic acquisitions and managing its capital structure on a short- and long-term basis.

FISCAL 2025 OUTLOOK
For fiscal year 2025, consolidated net sales from continuing operations are expected to be up 1.5 to 3.5 percent, with underlying sales up 3 to 5 percent, excluding a 1.5 percent unfavorable impact from foreign currency translation. Earnings per share are expected to be $4.42 to $4.62, while adjusted earnings per share are expected to be $5.85 to $6.05 (see the following reconciliation).

Outlook for Fiscal 2025 Earnings Per Share	2025

Diluted earnings from continuing operations per share	$4.42 - $4.62

Amortization of intangibles	~ 1.21
Restructuring and related costs	~ 0.14
Acquisition/divestiture fees and related costs	~ 0.08

Adjusted diluted earnings from continuing operations per share	$5.85- $6.05
Operating cash flow is expected to be $3.6 to $3.7 billion and free cash flow, which excludes projected capital spending of approximately $0.4 billion, is expected to be $3.2 to $3.3 billion. The fiscal 2025 outlook assumes returning approximately $3.2 billion to shareholders through approximately $2.0 billion of share repurchases and approximately $1.2 billion of dividend payments.
Emerson's guidance excludes any impact from the proposed transaction with AspenTech, which is expected to close in the first half of calendar year 2025, and strategic alternatives, including a cash sale, for its Safety & Productivity segment.
Statements in this report that are not strictly historical may be "forward-looking" statements, which involve risks and uncertainties, and Emerson undertakes no obligation to update any such statements to reflect later developments. These risks and uncertainties include the proposed acquisition by Emerson of the outstanding shares of common stock of AspenTech that Emerson does not already own, the scope, duration and ultimate impacts of the Russia-Ukraine and other global conflicts, as well as economic and currency conditions, market demand, pricing, protection of intellectual property, cybersecurity, tariffs, competitive and technological factors, and inflation, among others, which are set forth in the “Risk Factors” of Part I, Item 1A, and the "Safe Harbor Statement" of Part II, Item 7, to the Company's Annual Report on Form 10-K for the year ended September 30, 2024, "Risk Factors" of Part II - Other Information, Item 1A of the Company's Quarterly Report on Form 10-Q for the three-month period ended December 31, 2024 and in subsequent reports filed with the SEC, which are hereby incorporated by reference.
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

PART II. OTHER INFORMATION
Item 1A. Risk Factors

The following risk factor supplements the “Risk Factors” section in Part 1, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2024 (our “Form 10-K"). The following risk factor disclosure should be read in conjunction with the other risk factors set out in our Form 10-K.

Our Proposed Acquisition of the Remaining Interest in AspenTech That We Don’t Already Own and the Process to Explore Strategic Alternatives for the Company's Safety & Productivity Segment May Not Be Completed or Completed on the Terms and Conditions Contemplated, or with the Expected Benefits.

On January 26, 2025, the Company and AspenTech entered into an agreement under which Emerson will acquire all outstanding shares of common stock of AspenTech not already owned by Emerson or its affiliates. Under the terms of the agreement, Emerson will make a tender offer to acquire all outstanding shares of AspenTech common stock not already owned by Emerson or its affiliates for $265.00 per share in cash, approximately $7.2 billion in aggregate, which would be followed by a merger pursuant to which AspenTech would become a wholly owned subsidiary of the Company, and in which any remaining shares not tendered would receive the same price in cash. The Company currently owns approximately 57 percent of AspenTech’s outstanding shares. Completion of the proposed AspenTech transaction is subject to the satisfaction or waiver of customary conditions, including among other things, the non-waivable condition that at least a majority of the AspenTech common stock held by minority stockholders be validly tendered and not validly withdrawn, and the absence of any applicable law prohibiting the consummation of the proposed acquisition. The proposed acquisition is intended to be financed from cash on hand and debt financing. On November 5, 2024, the Company announced that it is exploring strategic alternatives, including a cash sale, for its Safety & Productivity segment. No assurance can be given as to the completion, terms, timing, costs or benefits anticipated from any such transactions. Unforeseen developments, including the outcome of the tender offer, or delays in obtaining various tax, regulatory and other approvals, could delay any such transactions, or cause one or more of them to occur on terms and conditions that are less favorable, or at a higher cost, than expected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(c) Issuer Purchases of Equity Securities (shares in 000s).

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2024	—	$—	—	28,891,788
November 2024	2,200	$130.07	2,200	26,691,838
December 2024	5,073	$128.14	5,073	21,618,757
Total	7,273	$128.72	7,273	21,618,757

In March 2020, the Board of Directors authorized the purchase of 60 million shares and a total of approximately 21.6 shares remain available for purchase under the authorization.

Item 5. Other Information
During the three-month period ended December 31, 2024, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

(a) Exhibits (Listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

10.1	Emerson Defined Contribution Supplemental Executive Retirement Plan, incorporated by reference to the Company’s Form 8-K filed on November 5, 2024, File No. 1-278, Exhibit 10.1

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

101
Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the three months ended December 31, 2024 and 2023, (ii) Consolidated Statements of Comprehensive Income for the three months ended December 31, 2024 and 2023, (iii) Consolidated Balance Sheets as of September 30, 2024 and December 31, 2024, (iv) Consolidated Statements of Equity for the three months ended December 31, 2024 and 2023, (v) Consolidated Statements of Cash Flows for the three months ended December 31, 2024 and 2023, and (vi) Notes to Consolidated Financial Statements for the three months ended December 31, 2024 and 2023.

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
February 5, 2025