Form 10-Q
period 2025-03-31
EMERSON ELECTRIC CO
filed 2025-05-07
CIK 32604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ____________________ to __________________

Commission file number 1-278

EMERSON ELECTRIC CO.
(Exact name of registrant as specified in its charter)

Missouri		43-0259330
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

8027 Forsyth Blvd
St. Louis,	Missouri	63105
(Address of principal executive offices)		(Zip Code)

Registrant's telephone number, including area code: (314) 553-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock of $0.50 par value per share	EMR	New York Stock Exchange
NYSE Texas
1.250% Notes due 2025	EMR 25A	New York Stock Exchange
2.000% Notes due 2029	EMR 29	New York Stock Exchange
3.000% Notes due 2031	EMR 31A	New York Stock Exchange
3.500% Notes due 2037	EMR 37	New York Stock Exchange

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common stock of $0.50 par value per share outstanding at March 31, 2025: 562.5 million shares.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Consolidated Statements of Earnings
EMERSON ELECTRIC CO. & SUBSIDIARIES
Three and six months ended March 31, 2024 and 2025
(Dollars in millions, except per share amounts; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2025	2024	2025
Net sales	$4,376	4,432	$8,493	8,608

Cost of sales	2,092	2,061	4,293	4,002
Selling, general and administrative expenses	1,296	1,283	2,573	2,506
Gain on subordinated interest	(79)	—	(79)	—
Other deductions, net	330	418	781	646
Interest expense (net of interest income of $33, $45, $73 and $89, respectively)	57	41	101	50
Interest income from related party	(31)	—	(62)	—

Earnings from continuing operations before income taxes	711	629	886	1,404

Income taxes	162	199	178	382

Earnings from continuing operations	549	430	708	1,022

Discontinued operations, net of tax of $13, $—, $22 and $—, respectively	(46)	—	(73)	—

Net earnings	503	430	635	1,022

Less: Noncontrolling interests in subsidiaries	2	(55)	(8)	(48)

Net earnings common stockholders	$501	485	$643	1,070

Earnings common stockholders:
Earnings from continuing operations	$547	485	$716	1,070
Discontinued operations	(46)	—	(73)	—
Net earnings common stockholders	$501	485	$643	1,070

Basic earnings per share common stockholders:
Earnings from continuing operations	$0.96	0.86	$1.25	1.89
Discontinued operations	(0.08)	—	(0.13)	—
Basic earnings per common share	$0.88	0.86	$1.12	1.89

Diluted earnings per share common stockholders:
Earnings from continuing operations	$0.95	0.86	$1.24	1.88
Discontinued operations	(0.08)	—	(0.12)	—
Diluted earnings per common share	$0.87	0.86	$1.12	1.88

Weighted average outstanding shares:
Basic	571.4	563.0	571.1	565.7
Diluted	574.1	565.4	573.7	568.2
 See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
EMERSON ELECTRIC CO. & SUBSIDIARIES

Three and six months ended March 31, 2024 and 2025
(Dollars in millions; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2025	2024	2025
Net earnings	$503	430	$635	1,022

Other comprehensive income (loss), net of tax:
Foreign currency translation	6	189	180	(303)
Pension and postretirement	(12)	3	(24)	6
Cash flow hedges	(1)	—	2	10
Total other comprehensive income (loss)	(7)	192	158	(287)

Comprehensive income	496	622	793	735

Less: Noncontrolling interests in subsidiaries	2	(54)	(6)	(53)
Comprehensive income common stockholders	$494	676	$799	788

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
EMERSON ELECTRIC CO. & SUBSIDIARIES

(Dollars and shares in millions, except per share amounts; unaudited)

	Sept 30, 2024	Mar 31, 2025
ASSETS
Current assets
Cash and equivalents	$3,588	1,887
Receivables, less allowances of $121 and $124, respectively	2,927	2,901
Inventories	2,180	2,216
Other current assets	1,497	1,623
Total current assets	10,192	8,627

Property, plant and equipment, net	2,807	2,757
Other assets
Goodwill	18,067	17,999
Other intangible assets	10,436	9,823
Other	2,744	2,772
Total other assets	31,247	30,594
Total assets	$44,246	41,978

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current maturities of long-term debt	$532	6,187
Accounts payable	1,335	1,340
Accrued expenses	3,875	3,319
Total current liabilities	5,742	10,846

Long-term debt	7,155	8,176

Other liabilities	3,840	3,690

Equity
Common stock, $0.50 par value; authorized, 1,200.0 shares; issued, 953.4 shares; outstanding, 570.2 shares and 562.5 shares, respectively	477	477
Additional paid-in-capital	169	—
Retained earnings	40,830	39,977
Accumulated other comprehensive income (loss)	(868)	(1,150)
Cost of common stock in treasury, 383.2 shares and 390.9 shares, respectively	(18,972)	(20,055)
Common stockholders’ equity	21,636	19,249
Noncontrolling interests in subsidiaries	5,873	17
Total equity	27,509	19,266
Total liabilities and equity	$44,246	41,978
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Equity
EMERSON ELECTRIC CO. & SUBSIDIARIES

Three and six months ended March 31, 2024 and 2025
(Dollars in millions; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2025	2024	2025

Common stock	$477	477	$477	477

Additional paid-in-capital
Beginning balance	140	113	62	169
Stock plans	51	42	170	(14)
AspenTech purchases of common stock	(33)	—	(74)	—
Purchase of noncontrolling interest	—	(1,400)	—	(1,400)
Settlement of AspenTech share awards	—	(76)	—	(76)
Reclass negative APIC to retained earnings	—	1,321	—	1,321
Ending balance	158	—	158	—

Retained earnings
Beginning balance	39,910	41,112	40,070	40,830
Net earnings common stockholders	501	485	643	1,070
Dividends paid (per share: $0.525, $0.5275, $1.050 and $1.055, respectively)	(303)	(299)	(605)	(602)
Reclass negative APIC to retained earnings	—	(1,321)	—	(1,321)
Ending balance	40,108	39,977	40,108	39,977

Accumulated other comprehensive income (loss)
Beginning balance	(1,090)	(1,340)	(1,253)	(868)
Foreign currency translation	6	187	178	(298)
Pension and postretirement	(12)	3	(24)	6
Cash flow hedges	(1)	—	2	10
Ending balance	(1,097)	(1,150)	(1,097)	(1,150)

Treasury stock
Beginning balance	(18,763)	(19,872)	(18,667)	(18,972)
Purchases	—	(189)	(175)	(1,135)
Issued under stock plans	17	6	96	52
Ending balance	(18,746)	(20,055)	(18,746)	(20,055)

Common stockholders' equity	20,900	19,249	20,900	19,249

Noncontrolling interests in subsidiaries
Beginning balance	5,881	5,889	5,909	5,873
Net earnings (loss)	2	(55)	(8)	(48)
Stock plans	22	14	33	30
AspenTech purchases of common stock	(24)	—	(55)	—
Dividends paid	—	(1)	—	(1)
Purchase of noncontrolling interest	—	(5,832)	—	(5,832)
Other comprehensive income	—	2	2	(5)
Ending balance	5,881	17	5,881	17

Total equity	$26,781	19,266	$26,781	19,266
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
EMERSON ELECTRIC CO. & SUBSIDIARIES
Six Months Ended March 31, 2024 and 2025
(Dollars in millions; unaudited)

	Six Months Ended
	March 31,
	2024	2025
Operating activities
Net earnings	$635	1,022
Earnings from discontinued operations, net of tax	73	—
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	846	767
Stock compensation	147	127
Amortization of acquisition-related inventory step-up	231	—
Gain on subordinated interest	(79)	—
Changes in operating working capital	(347)	(203)
Other, net	(329)	(110)
Cash from continuing operations	1,177	1,603
Cash from discontinued operations	(19)	(585)
Cash provided by operating activities	1,158	1,018

Investing activities
Capital expenditures	(159)	(170)
Purchases of businesses, net of cash and equivalents acquired	(8,342)	(36)
Proceeds from subordinated interest	79	—
Other, net	(68)	(58)
Cash from continuing operations	(8,490)	(264)
Cash from discontinued operations	1	—
Cash used in investing activities	(8,489)	(264)

Financing activities
Net increase in short-term borrowings	2,464	2,628
Proceeds from short-term borrowings greater than three months	99	2,496
Proceeds from long-term debt	—	1,544
Dividends paid	(600)	(598)
Purchases of common stock	(175)	(1,122)
AspenTech purchases of common stock	(129)	—
Purchase of noncontrolling interest	—	(7,171)
Settlement of AspenTech share awards	—	(76)
Other, net	(46)	(83)
Cash provided by (used in) financing activities	1,613	(2,382)

Effect of exchange rate changes on cash and equivalents	(15)	(73)
Decrease in cash and equivalents	(5,733)	(1,701)
Beginning cash and equivalents	8,051	3,588
Ending cash and equivalents	$2,318	1,887

Changes in operating working capital
Receivables	$(35)	(25)
Inventories	(46)	(67)
Other current assets	(69)	(92)
Accounts payable	(46)	(35)
Accrued expenses	(151)	16
Total changes in operating working capital	$(347)	(203)
See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
EMERSON ELECTRIC CO. & SUBSIDIARIES

(Dollars and shares in millions, except per share amounts or where noted)

(1) BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary for a fair presentation of operating results for the interim periods presented. Adjustments consist of normal and recurring accruals. The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all disclosures required for annual financial statements presented in conformity with U.S. generally accepted accounting principles (GAAP). Results are computed independently each period; as a result, the quarterly amounts may not sum to the calculated year-to-date figures. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2024.

Certain prior year amounts have been reclassified to conform to the current year presentation. On March 12, 2025, Emerson completed its purchase of the remaining outstanding shares of common stock of Aspen Technology, Inc. ("AspenTech") not already owned by the Company. As a result of the transaction, AspenTech is now a wholly owned subsidiary of the Company. AspenTech was reorganized upon completion of the transaction and now reports to Control Systems & Software leadership. AspenTech's results, which were previously reported as a separate segment, are now consolidated into the Control Systems & Software segment for all periods presented. See Notes 4 and 15. Additionally, on June 6, 2024, the Company entered into definitive agreements to sell its 40 percent non-controlling common equity interest in Copeland to private equity funds managed by Blackstone for $1.50 billion and its note receivable to Copeland for $1.9 billion, and the transactions were subsequently completed in August 2024. As a result of these transactions, the equity method losses related to the Company's non-controlling common equity interest in Copeland, which were previously reported in Other deductions, net, have been reclassified and are now reported as discontinued operations for all periods presented, and cash flows related to U.S. tax distributions have been reclassified to operating cash flows from discontinued operations (see Notes 5 and 10).

(2) REVENUE RECOGNITION

Emerson is a global technology and software company that provides innovative solutions for customers in a wide range of end markets around the world. The majority of the Company's revenues relate to a broad offering of manufactured products and software which are recognized at the point in time when control transfers, while a smaller portion is recognized over time or relates to sales arrangements with multiple performance obligations. See Note 15 for additional information about the Company's revenues.

The following table summarizes the balances of the Company's unbilled receivables (contract assets), which are reported in Other assets (current and noncurrent), and its customer advances (contract liabilities), which are reported in Accrued expenses and Other liabilities.

	Sept 30, 2024	Mar 31, 2025
Unbilled receivables (contract assets)	$1,599	1,709
Customer advances (contract liabilities)	(1,115)	(1,197)
Net contract assets	$484	512

The majority of the Company's contract balances relate to (1) arrangements where revenue is recognized over time and payments from customers are made according to a contractual billing schedule, and (2) revenue from term software license arrangements where the license revenue is recognized upfront upon delivery. Revenue recognized for the three and six months ended March 31, 2025 included $224 and $646, respectively, that was included in the beginning contract liability balance. Other factors that impacted the change in net contract assets were immaterial. Revenue recognized for the three and six months ended March 31, 2025 for performance obligations that were satisfied in previous periods, including cumulative catchup adjustments on the Company's long-term contracts, was immaterial.

As of March 31, 2025, the Company's backlog relating to unsatisfied (or partially unsatisfied) performance obligations in contracts with its customers was approximately $8.8 billion. The Company expects to recognize approximately 75 percent of its remaining performance obligations as revenue over the next 12 months, with the remainder substantially over the following two years.

(3) COMMON SHARES

Reconciliations of weighted-average shares for basic and diluted earnings per common share follow. Earnings allocated to participating securities were inconsequential.

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2025	2024	2025

Basic shares outstanding	571.4	563.0	571.1	565.7
Dilutive shares	2.7	2.4	2.6	2.5
Diluted shares outstanding	574.1	565.4	573.7	568.2

(4) ACQUISITIONS AND DIVESTITURES

AspenTech

On March 12, 2025, Emerson completed its purchase of the remaining outstanding shares of common stock of AspenTech not already owned by the Company for approximately $7.2 billion. Emerson also incurred fees of $76 ($65 after-tax; the majority of the fees were accrued as of March 31, 2025 and will be reported as Financing cash flows when paid) and paid $76 to settle certain AspenTech share-based awards that were outstanding prior to the transaction closing. The purchase of the remaining outstanding shares and related costs are reported as an adjustment to Equity. Separately, AspenTech incurred $127 ($113 after-tax) of deal-related fees which are reported as acquisition/divestiture costs in Other deductions, net. AspenTech is now reported as a part of the Control Systems & Software segment in the Software and Control business group, see Note 15.

National Instruments

On October 11, 2023, the Company completed the acquisition of National Instruments Corporation (“NI”). NI, which provides software-connected automated test and measurement systems that enable enterprises to bring products to market faster and at a lower cost, had revenues of approximately $1.7 billion and pretax earnings of approximately $170 for the 12 months ended September 30, 2023. NI is now referred to as Test & Measurement and reported as a new segment in the Software and Control business group, see Note 15.

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

	Three Months Ended March 31,	Six Months Ended March 31,
	2024	2024
Net Sales	$4,376	$8,512
Net earnings from continuing operations common stockholders	$575	$1,022
Diluted earnings per share from continuing operations	$1.00	$1.78

The pro forma results for the three months ended March 31, 2024 exclude backlog amortization of $34 which was assumed to be incurred in the first quarter of fiscal 2023.

The pro forma results for the six months ended March 31, 2024 exclude transaction costs of $69 which were assumed to be incurred in the first quarter of fiscal 2023. The pro forma results for the six months ended March 31, 2024 also exclude backlog amortization of $68, inventory step-up amortization of $213, and retention bonuses of $47 which were all assumed to be incurred in the six months ended March 31, 2023.

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

Results from discontinued operations for the three and six months ended March 31, 2024 were as follows:

	Three Months Ended March 31,	Six Months Ended March 31,
	2024	2024
Net sales	$—	$—
Cost of sales	—	—
SG&A	—	—
Gain on sale of business	—	—
Other deductions, net	59	95
Earnings (Loss) before income taxes	(59)	(95)
Income taxes	(13)	(22)
Earnings (Loss), net of tax	$(46)	$(73)
Results for the three months ended and six months ended March 31, 2024 included equity method losses of $59 ($46 after-tax) and $95 ($73 after-tax), respectively, related to the Company's non-controlling common equity interest in Copeland.

Net cash from operating and investing activities from discontinued operations for the six months ended March 31, 2025 and 2024 were as follows:

	Six Months Ended March 31
	2024	2025
Cash from operating activities	$(19)	$(585)
Cash from investing activities	$1	$—

Cash from operating activities for the six months ended March 31, 2025 represents income taxes paid related to the sale of the Company's 40 percent non-controlling common equity interest in Copeland.

(6) PENSION & POSTRETIREMENT PLANS

Total periodic pension and postretirement (income) expense is summarized below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2025	2024	2025
Service cost	$9	18	$18	36
Interest cost	55	48	110	96
Expected return on plan assets	(74)	(73)	(148)	(146)
Net amortization	(14)	4	(28)	8
Total	$(24)	(3)	$(48)	(6)

(7) OTHER DEDUCTIONS, NET

Other deductions, net are summarized below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2025	2024	2025

Amortization of intangibles (intellectual property and customer relationships)	$273	229	$547	457
Restructuring costs	30	21	113	32
Acquisition/divestiture fees and related costs	5	144	85	157
Foreign currency transaction (gains) losses	17	41	51	42
Loss on divestiture of business	39	—	39	—
Other	(34)	(17)	(54)	(42)
Total	$330	418	$781	646

For the three and six months ended March 31, 2025, the increase in acquisition/divestiture costs is primarily related to the AspenTech transaction. See Note 4. Other is composed of several items, including a portion of pension expense, litigation costs, provision for bad debt and other items, none of which is individually significant.

(8) RESTRUCTURING COSTS

Restructuring expense reflects costs associated with the Company’s ongoing efforts to improve operational efficiency and deploy assets globally in order to remain competitive on a worldwide basis. The Company expects fiscal 2025 restructuring expense and related costs to be approximately $140, including costs to complete actions initiated in the first six months of the year.

Restructuring expense by business segment follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2025	2024	2025

Final Control	$(7)	2	$(4)	4
Measurement & Analytical	1	2	4	3
Discrete Automation	7	5	17	11
Safety & Productivity	1	—	1	—
Intelligent Devices	2	9	18	18

Control Systems & Software	3	6	4	8
Test & Measurement	14	4	54	3
Software and Control	17	10	58	11

Corporate	11	2	37	3

Total	$30	21	$113	32
Corporate restructuring for the three and six months ended March 31, 2025 includes $1 of integration-related stock compensation expense attributable to the AspenTech transaction. Corporate restructuring for the three and six months ended March 31, 2024 of $11 and $37 respectively, is comprised almost entirely of integration-related stock compensation expense attributable to NI.

Details of the change in the liability for restructuring costs during the six months ended March 31, 2025 follow:

	Sept 30, 2024	Expense	Utilized/Paid	Mar 31, 2025

Severance and benefits	$105	26	46	85
Other	7	6	8	5
Total	$112	32	54	90
The tables above do not include $3 and $6 of costs related to restructuring actions incurred for the three months ended March 31, 2024 and 2025, respectively, that are required to be reported in cost of sales and selling, general and administrative expenses; year-to-date amounts are $7 and $8, respectively.

(9) TAXES

Income taxes were $199 in the second quarter of fiscal 2025 and $162 in 2024, resulting in effective tax rates of 32 percent and 23 percent, respectively. The current year rate was negatively impacted by $49 ($0.09 per share) of discrete tax items related to the AspenTech transaction. In addition, the fees incurred by AspenTech were not fully deductible. In total, the net impact of these items increased the rate by approximately 10 percentage points. The prior year rate was negatively impacted by approximately 2 percentage points due to the loss on divestiture, which was nondeductible for tax purposes. See Note 4.

Income taxes were $382 in the first six months of fiscal 2025 and $178 in 2024, resulting in effective tax rates of 27 percent and 20 percent, respectively. The items discussed above increased the current year rate by approximately 5 percentage points. The prior year rate included a $57 ($0.10 per share) benefit related to discrete tax items, partially offset by unfavorable impacts from inventory step-up amortization and the loss on divestiture noted above. In total, the net impact of these items benefited the rate by approximately 1 percentage point.

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
For the three and six months ended March 31, 2024 the Company recognized non-cash interest income on the note receivable of $31 and $62, respectively which is reported in Interest income from related party within continuing operations.
Summarized financial information for Copeland for the three and six months ended March 31, 2024 is as follows.

	Three Months Ended March 31,	Six Months Ended March 31,
	2024	2024
Net sales	$1,175	$2,199
Gross profit	$412	$757
Income (loss) from continuing operations	$(147)	$(240)
Net income (loss)	$(147)	$(240)
Net income (loss) attributable to shareholders	$(148)	$(238)

(11) OTHER FINANCIAL INFORMATION

	Sept 30, 2024	Mar 31, 2025
Inventories
Finished products	$512	527
Raw materials and work in process	1,668	1,689
Total	$2,180	2,216

Property, plant and equipment, net
Property, plant and equipment, at cost	$6,185	6,158
Less: Accumulated depreciation	3,378	3,401
Total	$2,807	2,757

Goodwill by business segment
Final Control	$2,702	2,671
Measurement & Analytical	1,576	1,556
Discrete Automation	919	905
Safety & Productivity	404	395
Intelligent Devices	5,601	5,527

Control Systems & Software	9,003	9,026
Test & Measurement	3,463	3,446
Software and Control	12,466	12,472

Total	$18,067	17,999

	Sept 30, 2024	Mar 31, 2025
Other intangible assets
Gross carrying amount	$15,628	15,575
Less: Accumulated amortization	5,192	5,752
Net carrying amount	$10,436	9,823
Other intangible assets include customer relationships, net, of $5,953 and $6,296 and intellectual property, net, of $3,618 and $3,901 as of March 31, 2025 and September 30, 2024, respectively.

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2025	2024	2025
Depreciation and amortization expense include the following:
Depreciation expense	$79	83	$158	166
Amortization of intangibles (includes $49, $49, $98 and $99 reported in Cost of Sales, respectively)	322	278	645	556
Amortization of capitalized software	23	23	43	45
Total	$424	384	$846	767

	Sept 30, 2024	Mar 31, 2025
Other assets include the following:
Pension assets	$1,194	1,223
Operating lease right-of-use assets	692	639
Unbilled receivables (contract assets)	519	564
Deferred income taxes	64	55
Asbestos-related insurance receivables	37	36

Accrued expenses include the following:
Customer advances (contract liabilities)	$1,043	1,112
Employee compensation	706	561
Income taxes	587	150
Operating lease liabilities (current)	158	149
Product warranty	82	84
The decrease in income taxes was due to $585 of income taxes paid in the second quarter related to the sale of the Company's 40 percent non-controlling common equity interest in Copeland. See Note 5.

Other liabilities include the following:
Deferred income taxes	$2,138	2,012
Operating lease liabilities (noncurrent)	511	488
Pension and postretirement liabilities	466	453
Asbestos litigation	151	141

(12) DEBT

On February 11, 2025, the Company entered into a $3 billion 364-day revolving backup credit facility to support increased commercial paper borrowings in connection with the AspenTech transaction. This facility is in addition to the Company's existing $3.5 billion revolving backup credit facility. Both credit facilities are unsecured and may be accessed under various interest rate alternatives at the Company's option. The fees to maintain the facilities are immaterial and the Company has not incurred any borrowings under either facility or previous facilities. Overall, the Company's commercial paper borrowings increased to approximately $5.1 billion at March 31, 2025.

In March 2025, the Company issued €500 of 3.0% notes due March 2031, $500 of 5.0% notes due March 2035, and €500 of 3.5% notes due March 2037. The Company used the net proceeds from the sale of the notes and increased commercial paper borrowings, along with cash on hand, to fund the AspenTech transaction (see Note 4).

(13) FINANCIAL INSTRUMENTS

Hedging Activities – As of March 31, 2025, the notional amount of foreign currency hedge positions was approximately $3.8 billion. All derivatives receiving hedge accounting are cash flow hedges. The majority of hedging gains and losses deferred as of March 31, 2025 are expected to be recognized over the next 12 months as the underlying forecasted transactions occur. Gains and losses on foreign currency derivatives reported in Other deductions, net reflect hedges of balance sheet exposures that do not receive hedge accounting.
Net Investment Hedge – In fiscal 2019, the Company issued euro-denominated debt of €1.5 billion, of which €500 was repaid in 2024. Additionally, in March 2025, the Company issued €500 of 3.0% notes due March 2031 and €500 of 3.5% notes due March 2037. The net proceeds from the sale of the March 2025 euro notes were used for general corporate purposes and to fund a portion of the purchase price of the AspenTech transaction (see Note 4). The euro notes reduce foreign currency risk associated with the Company's international subsidiaries that use the euro as their functional currency and have been designated as a hedge of a portion of the investment in these operations. Foreign currency gains or losses associated with the euro-denominated debt are deferred in accumulated other comprehensive income (loss) and will remain until the hedged investment is sold or substantially liquidated.
The following gains and losses are included in earnings and other comprehensive income (OCI) for the three and six months ended March 31, 2024 and 2025:

		Into Earnings				Into OCI
		2nd Quarter		Six Months		2nd Quarter		Six Months
Gains (Losses)	Location	2024	2025	2024	2025	2024	2025	2024	2025
Foreign currency	Sales	—	2	—	3	(5)	—	2	11
Foreign currency	Cost of sales	3	—	6	—	6	2	7	5
Foreign currency	Other deductions, net	(26)	18	(11)	(33)

Net Investment Hedges
Euro denominated debt		—	—	—	—	3	(75)	(52)	(5)
Total		$(23)	20	(5)	(30)	4	(73)	(43)	11

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
Fair Value Measurement – Valuations for all derivatives and the Company's long-term debt fall within Level 2 of the GAAP valuation hierarchy. As of March 31, 2025, the fair value of long-term debt was approximately $8.4 billion, which was lower than the carrying value by $834. The fair value of foreign currency contracts, which are reported in Other current assets and Accrued expenses, did not materially change since September 30, 2024.
Counterparties to derivatives arrangements are companies with investment-grade credit ratings. The Company has bilateral collateral arrangements with counterparties with credit rating-based posting thresholds that vary depending on the arrangement. If credit ratings on the Company's debt fall below pre-established levels, counterparties can require immediate full collateralization of all derivatives in net liability positions. The maximum amount that could potentially have been required was immaterial. The Company also can demand full collateralization of derivatives in net asset positions should any counterparty credit ratings fall below certain thresholds. No collateral was posted with counterparties and none was held by the Company as of March 31, 2025.

(14) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Activity in Accumulated other comprehensive income (loss) for the three and six months ended March 31, 2025 and 2024 is shown below, net of income taxes:
	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2025	2024	2025
Foreign currency translation
Beginning balance	$(840)	(1,101)	$(1,012)	(616)
Other comprehensive income (loss), net of tax of $(1), $17, $12 and $1, respectively	(17)	184	155	(301)
Purchase of noncontrolling interest	—	3	—	3
Reclassification to loss on divestiture of business	23	—	23	—
Ending balance	(834)	(914)	(834)	(914)

Pension and postretirement
Beginning balance	(259)	(242)	(247)	(245)
Amortization of deferred actuarial losses into earnings, net of tax of $2, $(1), $4 and $(2), respectively	(12)	3	(24)	6
Ending balance	(271)	(239)	(271)	(239)

Cash flow hedges
Beginning balance	9	3	6	(7)
Gains deferred during the period, net of taxes of $0, $(1), $(2) and $(4), respectively	1	1	7	12
Reclassification of realized (gains) losses to sales and cost of sales, net of tax of $1, $1, $1 and $1, respectively	(2)	(1)	(5)	(2)

Ending balance	8	3	8	3

Accumulated other comprehensive income (loss)	$(1,097)	(1,150)	$(1,097)	(1,150)

(15) BUSINESS SEGMENTS

As disclosed in Note 4, on March 12, 2025, Emerson completed its purchase of the remaining outstanding shares of common stock of AspenTech not already owned by the Company. As a result of the transaction, AspenTech is now a wholly owned subsidiary of the Company. AspenTech was reorganized upon completion of the transaction and now reports to Control Systems & Software leadership. AspenTech's results, which were previously reported as a separate segment, are now consolidated into the Control Systems & Software segment for all periods presented. Prior year amounts have been reclassified to conform to the current year presentation. In 2024, the Company completed the acquisition of NI on October 11, 2023. NI is now referred to as Test & Measurement and reported as a segment in the Software and Control business group.

Summarized information about the Company's results of operations by business segment follows:

	Three Months Ended March 31,				Six Months Ended March 31,
	Sales		Earnings (Loss)		Sales		Earnings (Loss)
	2024	2025	2024	2025	2024	2025	2024	2025

Final Control	$1,051	1,073	259	267	$1,991	2,049	453	503
Measurement & Analytical	1,013	1,002	274	266	1,960	1,977	509	551
Discrete Automation	632	615	116	117	1,245	1,195	213	215
Safety & Productivity	365	339	83	75	687	651	151	143
Intelligent Devices	3,061	3,029	732	725	5,883	5,872	1,326	1,412

Control Systems & Software	965	1,062	143	239	1,897	2,055	257	446
Test & Measurement	367	359	(79)	(24)	749	718	(157)	(37)
Software and Control	1,332	1,421	64	215	2,646	2,773	100	409

Stock compensation			(73)	(59)			(147)	(127)
Unallocated pension and postretirement costs			38	27			69	55
Corporate and other			(103)	(238)			(502)	(295)
Gain on subordinated interest			79	—			79	—
Eliminations/Interest	(17)	(18)	(57)	(41)	(36)	(37)	(101)	(50)
Interest income from related party			31	—			62	—
Total	$4,376	4,432	711	629	$8,493	8,608	886	1,404
Stock compensation for the three months and six months ended March 31, 2025 included $6 of integration-related stock compensation expense attributable to AspenTech (of which $1, was reported as restructuring costs). Additionally, the three months and six months ended March 31, 2025 included $3 and $5 of integration-related stock compensation expense attributable to NI. Stock compensation for the three months and six months ended March 31, 2024 included $14 and $44 of integration-related stock compensation expense attributable to NI (of which $10 and $36, respectively, was reported as restructuring costs). Corporate and other for the three and six months ended March 31, 2025 included acquisition/divestiture fees and related costs of $160 and $179, respectively. Corporate and other for the three and six months ended March 31, 2024 included acquisition/divestiture fees and related costs of $16 and $146, respectively, and a divestiture loss of $39, while year-to-date also included acquisition-related inventory step-up amortization of $231.

Depreciation and amortization (includes intellectual property, customer relationships and capitalized software) by business segment are summarized below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2025	2024	2025
Final Control	$39	41	$79	81
Measurement & Analytical	33	31	73	62
Discrete Automation	21	22	43	43
Safety & Productivity	15	14	29	29
Intelligent Devices	108	108	224	215

Control Systems & Software	152	146	296	293
Test & Measurement	153	119	304	237
Software and Control	305	265	600	530

Corporate and other	11	11	22	22
Total	$424	384	$846	767

Test & Measurement depreciation and amortization for the three and six months ended March 31, 2024 included backlog amortization of $34 and $68, respectively.

Sales by geographic destination, Americas, Asia, Middle East & Africa ("AMEA") and Europe, are summarized below:

	Three Months Ended March 31,				Three Months Ended March 31,
	2024				2025
	Americas	AMEA	Europe	Total	Americas	AMEA	Europe	Total
Final Control	$513	404	134	1,051	551	391	131	1,073
Measurement & Analytical	512	334	167	1,013	494	355	153	1,002
Discrete Automation	294	161	177	632	297	148	170	615
Safety & Productivity	269	19	77	365	261	16	62	339
Intelligent Devices	1,588	918	555	3,061	1,603	910	516	3,029

Control Systems & Software	442	290	233	965	493	320	249	1,062
Test & Measurement	162	98	107	367	156	101	102	359
Software and Control	604	388	340	1,332	649	421	351	1,421

Total	$2,192	1,306	895	4,393	2,252	1,331	867	4,450

	Six Months Ended March 31,				Six Months Ended March 31,
	2024				2025
	Americas	AMEA	Europe	Total	Americas	AMEA	Europe	Total
Final Control	$967	774	250	1,991	1,026	780	243	2,049
Measurement & Analytical	987	659	314	1,960	982	693	302	1,977
Discrete Automation	580	323	342	1,245	577	298	320	1,195
Safety & Productivity	512	35	140	687	501	31	119	651
Intelligent Devices	3,046	1,791	1,046	5,883	3,086	1,802	984	5,872

Control Systems & Software	907	559	431	1,897	979	610	466	2,055
Test & Measurement	326	197	226	749	331	194	193	718
Software and Control	1,233	756	657	2,646	1,310	804	659	2,773

Total	$4,279	2,547	1,703	8,529	4,396	2,606	1,643	8,645

Items 2 and 3.

Management's Discussion and Analysis of Financial Condition and Results of Operations
(Dollars are in millions, except per share amounts or where noted)

OVERVIEW

On March 12, 2025, Emerson completed its purchase of the remaining outstanding shares of common stock of AspenTech not already owned by the Company for approximately $7.2 billion. As a result of the transaction, AspenTech is now a wholly owned subsidiary of the Company. AspenTech was reorganized upon completion of the transaction and now reports to Control Systems & Software leadership. AspenTech's results, which were previously reported as a separate segment, are now consolidated into the Control Systems & Software segment for all periods presented. See Notes 4 and 15.
For the second quarter of fiscal 2025, net sales were $4.4 billion, up 1 percent compared with the prior year. Underlying sales, which exclude foreign currency translation, acquisitions and divestitures, were up 2 percent. Foreign currency translation had a 1 percent unfavorable impact.
Earnings from continuing operations attributable to common stockholders were $485, down 11 percent, and diluted earnings per share from continuing operations were $0.86, down 9 percent compared with $0.95 in the prior year, reflecting the impact of higher acquisition/divestiture fees and related costs primarily related to the AspenTech transaction. Adjusted diluted earnings per share from continuing operations were $1.48, up 9 percent compared with $1.36 in the prior year, reflecting strong operating results.

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

Three Months Ended March 31,	2024	2025

Diluted earnings from continuing operations per share	$0.95	0.86

Amortization of intangibles	0.36	0.32
Restructuring and related costs	0.05	0.04
Acquisition/divestiture fees and related costs	0.03	0.17
Loss on divestiture of business	0.07	—
Gain on subordinated interest	(0.10)	—
Discrete taxes related to AspenTech transaction	—	0.09

Adjusted diluted earnings from continuing operations per share	$1.36	1.48
The table below summarizes the changes in adjusted diluted earnings per share from continuing operations. The items identified below are discussed throughout MD&A, see further discussion above and in the Business Segments and Financial Position sections below.

Three Months Ended
Adjusted diluted earnings from continuing operations per share - March 31, 2024	$1.36

Operations	0.14
Benefit from full ownership of AspenTech	0.07
Foreign currency	(0.05)
Pensions	(0.02)
Interest expense, net	(0.02)

Adjusted diluted earnings from continuing operations per share - March 31, 2025	$1.48

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31

Following is an analysis of the Company’s operating results for the second quarter ended March 31, 2025, compared with the second quarter ended March 31, 2024.

	2024	2025	Change
(dollars in millions, except per share amounts)

Net sales	$4,376	4,432	1%
Gross profit	$2,284	2,371	4%
Percent of sales	52.2%	53.5%	1.3 pts

SG&A	$1,296	1,283	(1)%
Percent of sales	29.6%	28.9%	(0.7) pts

Gain on subordinated interest	$(79)	—
Other deductions, net	$330	418
Amortization of intangibles	$273	229
Restructuring costs	$30	21

Interest expense, net	$57	41
Interest income from related party	$(31)	—

Earnings from continuing operations before income taxes	$711	629	(12)%
Percent of sales	16.3%	14.2%	(2.1) pts
Earnings from continuing operations common stockholders	$547	485	(11)%
Percent of sales	12.5%	11.0%	(1.5) pts
Net earnings common stockholders	$501	485	(3)%

Diluted EPS - Earnings from continuing operations	$0.95	0.86	(9)%
Diluted EPS - Net earnings	$0.87	0.86	(1)%

Adjusted Diluted EPS - Earnings from continuing operations	$1.36	1.48	9%

Net sales for the second quarter of fiscal 2025 were $4.4 billion, up 1 percent compared with 2024. Software and Control sales were up 7 percent, while Intelligent Devices sales were down 1 percent. Underlying sales were up 2 percent on 0.5 percent higher volume and 1.5 percent higher price. Foreign currency translation had a 1 percent unfavorable impact. Underlying sales were up 2 percent in the U.S. and up 2 percent internationally. The Americas was up 3 percent, Europe was down 1 percent, and Asia, Middle East & Africa was up 3 percent (China down 8 percent).

Cost of sales for the second quarter of fiscal 2025 were $2,061, a decrease of $31 compared with 2024. Gross margin of 53.5 percent increased 1.3 percentage points, reflecting favorable price less net material inflation.
Selling, general and administrative (SG&A) expenses of $1,283 decreased $13 and SG&A as a percent of sales decreased 0.7 percentage points to 28.9 percent compared with the prior year, reflecting savings from cost reduction actions.
In the second quarter of fiscal 2024, the Company received its final distribution of $79 related to its subordinated interest in Vertiv.
Other deductions, net were $418 for the second quarter of fiscal 2025, an increase of $88 compared with the prior year, primarily due to an increase in acquisition/divestiture fees and related costs, which included $127 of deal-related fees incurred by AspenTech. Higher foreign currency transaction losses also negatively impacted the current year, while the prior year included backlog amortization related to the Test & Measurement acquisition of $34 and a divestiture loss of $39. See Note 7.

Pretax earnings from continuing operations of $629 decreased $82, down 12 percent compared with the prior year, reflecting the impact of the AspenTech deal-related fees discussed above and the prior year subordinated interest gain. Earnings decreased $7 in Intelligent Devices and increased $151 in Software and Control, see the Business Segments discussion that follows and Note 15.

Income taxes were $199 in the second quarter of fiscal 2025 and $162 in 2024, resulting in effective tax rates of 32 percent and 23 percent, respectively. The current year rate was negatively impacted by $49 ($0.09 per share) of discrete tax items related to the AspenTech transaction. In addition, the fees incurred by AspenTech were not fully deductible. In total, the net impact of these items increased the rate by 10 percentage points. The prior year rate was negatively impacted by approximately 2 percentage points due to the loss on divestiture, which was nondeductible for tax purposes.

Earnings from continuing operations attributable to common stockholders were $485, down 11 percent, and diluted earnings per share from continuing operations were $0.86, down 9 percent compared with $0.95 in the prior year. Adjusted diluted earnings per share from continuing operations were $1.48 compared with $1.36 in the prior year, reflecting strong operating results. See the analysis above of adjusted earnings per share for further details.

Loss from discontinued operations was $46 ($(0.08) per share) in the prior year. See Note 5.

Net earnings common stockholders in the second quarter of fiscal 2025 were $485 compared with $501 in the prior year, and earnings per share were $0.86 compared with $0.87 in the prior year.

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

Three Months Ended March 31,	2024	2025	Change

Earnings from continuing operations before income taxes	$711	629	(12)%
Percent of sales	16.3%	14.2%	(2.1) pts
Interest expense, net	57	41
Interest income from related party	(31)	—
Amortization of intangibles	322	278
Restructuring and related costs	33	27
Acquisition/divestiture fees and related costs	20	168
Loss on divestiture of business	39	—
Gain on subordinated interest	(79)	—

Adjusted EBITA from continuing operations	$1,072	1,143	7%
Percent of sales	24.5%	25.8%	1.3 pts

Business Segments
Following is an analysis of operating results for the Company’s business segments for the second quarter ended March 31, 2025, compared with the second quarter ended March 31, 2024. The Company defines segment earnings as earnings before interest and taxes. See Note 15 for a discussion of the Company's business segments.

INTELLIGENT DEVICES

	2024	2025	Change	FX	Acq/Div	U/L

Sales:
Final Control	$1,051	1,073	2%	1%	—%	3%
Measurement & Analytical	1,013	1,002	(1)%	1%	—%	—%
Discrete Automation	632	615	(3)%	2%	—%	(1)%
Safety & Productivity	365	339	(7)%	1%	—%	(6)%
Total	$3,061	3,029	(1)%	1%	—%	—%

Earnings:
Final Control	$259	267	3%
Measurement & Analytical	274	266	(3)%
Discrete Automation	116	117	—%
Safety & Productivity	83	75	(9)%
Total	$732	725	(1)%
Margin	23.9%	23.9%	— pts

Amortization of intangibles:
Final Control	$22	21
Measurement & Analytical	12	11
Discrete Automation	8	8
Safety & Productivity	7	6
Total	$49	46

Restructuring and related costs:
Final Control	$(7)	2
Measurement & Analytical	1	2
Discrete Automation	7	5
Safety & Productivity	1	1
Total	$2	10

Adjusted EBITA	$783	781	—%
Adjusted EBITA Margin	25.6%	25.8%	0.2 pts
Intelligent Devices sales were $3.0 billion in the second quarter of 2025, a decrease of $32, or 1 percent. Underlying sales were flat as slightly lower volume was offset by higher price. Underlying sales increased 2 percent in the Americas, Europe decreased 5 percent and Asia, Middle East & Africa was flat (China down 8 percent). Final Control sales increased $22, or 2 percent, reflecting strength in power end markets, particularly in Middle East & Africa. Sales for Measurement & Analytical decreased $11, or 1 percent, reflecting difficult comparisons and mixed geographic results. Discrete Automation sales improved sequentially, but decreased compared to the prior year by $17, or 3 percent, reflecting softness in Europe and Asia, Middle East & Africa, partially offset by modest growth in the Americas. Safety & Productivity sales decreased $26, or 7 percent, reflecting softness in all geographies. Earnings for Intelligent Devices were $725, a decrease of $7, or 1 percent, while margin remained at 23.9 percent, reflecting favorable price less net material inflation, offset by unfavorable foreign currency transactions of $13. Adjusted EBITA margin was 25.8 percent, an increase of 0.2 percentage points.

SOFTWARE AND CONTROL

	2024	2025	Change	FX	Acq/Div	U/L

Sales:
Control Systems & Software	$965	1,062	10%	1%	—%	11%
Test & Measurement	367	359	(2)%	1%	—%	(1)%
Total	$1,332	1,421	7%	—%	—%	7%

Earnings:
Control Systems & Software	$143	239	67%
Test & Measurement	(79)	(24)	69%
Total	$64	215	240%
Margin	4.7%	15.1%	10.4 pts

Amortization of intangibles:
Control Systems & Software	$132	127
Test & Measurement	141	105
Total	$273	232

Restructuring and related costs:
Control Systems & Software	$3	6
Test & Measurement	16	6
Total	$19	12

Adjusted EBITA	$356	459	29%
Adjusted EBITA Margin	26.7%	32.3%	5.6 pts

Software and Control sales were $1,421 in the second quarter of 2025, an increase of $89, or 7 percent compared to the prior year, reflecting strong growth in Control Systems & Software. Underlying sales increased 7 percent on 5 percent higher volume and 2 percent higher price. Underlying sales increased 8 percent in the Americas, 4 percent in Europe and 10 percent in Asia, Middle East & Africa (China down 7 percent). Control Systems & Software sales increased $97, or 10 percent, reflecting robust growth at AspenTech and moderate demand in process end markets in Europe and Asia, Middle East & Africa. Test & Measurement sales decreased $8 or 2 percent, reflecting softness in the Americas and Europe, partially offset by strong growth in Asia, Middle East & Africa. Earnings for Software and Control increased $151, up 240 percent, and margin increased 10.4 percentage points, reflecting strong leverage on higher Control Systems & Software sales, higher price, savings from cost reduction actions (primarily at Test & Measurement), and lower intangibles amortization compared to the prior year. Adjusted EBITA margin increased 5.6 percentage points.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31

Following is an analysis of the Company’s operating results for the six months ended March 31, 2025, compared with the six months ended March 31, 2024.

	2024	2025	Change
(dollars in millions, except per share amounts)

Net sales	$8,493	8,608	1%
Gross profit	$4,200	4,606	10%
Percent of sales	49.5%	53.5%	4.0 pts

SG&A	$2,573	2,506	(3)%
Percent of sales	30.3%	29.1%	(1.2) pts

Gain on subordinated interest	$(79)	—
Other deductions, net	$781	646
Amortization of intangibles	$547	457
Restructuring costs	$113	32

Interest expense, net	$101	50
Interest income from related party	$(62)	—

Earnings from continuing operations before income taxes	$886	1,404	58%
Percent of sales	10.4%	16.3%	5.9 pts
Earnings from continuing operations common stockholders	$716	1,070	50%
Percent of sales	8.4%	12.4%	4.0 pts
Net earnings common stockholders	$643	1,070	67%

Diluted EPS - Earnings from continuing operations	$1.24	1.88	52%
Diluted EPS - Net earnings	$1.12	1.88	68%

Adjusted Diluted EPS - Earnings from continuing operations	$2.58	2.86	11%

Net sales for the first six months of 2025 were $8.6 billion, up 1 percent compared with 2024. Intelligent Devices sales were flat, while Software and Control sales were up 5 percent. Underlying sales were up 2 percent on 0.5 percent higher volume and 1.5 percent higher price. Foreign currency translation had a 1 percent unfavorable impact. Underlying sales increased 1 percent in the U.S. and increased 3 percent internationally. The Americas was up 3 percent, Europe was down 2 percent and Asia, Middle East & Africa was up 3 percent (China was down 6 percent).

Cost of sales for 2025 were $4,002, a decrease of $291 compared with 2024, and gross margin of 53.5 percent increased 4.0 percentage points, as the prior year reflected the impact from acquisition-related inventory step-up amortization of $231, which negatively impacted margins in the prior year by 2.7 percent. Favorable price less net material inflation also contributed to the increase in gross margin.

SG&A expenses of $2,506 decreased $67 and SG&A as a percent of sales decreased 1.2 percentage points to 29.1 percent, reflecting savings from cost reduction actions and the impact of Test & Measurement acquisition-related costs incurred in the prior year which are reported in Corporate and other (see Note 15).
In the second quarter of fiscal 2024, the Company received its final distribution of $79 related to its subordinated interest in Vertiv.
Other deductions, net were $646 in 2025, a decrease of $135 compared with the prior year, reflecting lower restructuring expense of $81 and lower intangibles amortization expense of $90 (including $68 of backlog amortization related to the Test & Measurement acquisition in the prior year), partially offset by higher acquisition/divestiture fees and related costs. The prior year also included a divestiture loss of $39. See Note 7.

Pretax earnings from continuing operations of $1,404 increased $518 compared with prior year. Earnings increased $86 in Intelligent Devices and $309 in Software and Control, see the Business Segments discussion that follows and Note 15.

Income taxes were $382 in the first six months of fiscal 2025 and $178 in 2024, resulting in effective tax rates of 27 percent and 20 percent, respectively. The current year rate was negatively impacted by $49 ($0.09 per share) of discrete tax items related to the AspenTech transaction. In addition, the fees incurred by AspenTech were not fully deductible. Overall, these items increased the current year rate by approximately 5 percentage points. The prior year rate included a $57 ($0.10 per share) benefit related to discrete tax items, partially offset by unfavorable impacts from inventory step-up amortization and the loss on divestiture noted above. In total, the net impact of these items benefited the rate by approximately 1 percentage point.

Earnings from continuing operations attributable to common stockholders were $1,070, up 50 percent compared with the prior year, and diluted earnings per share from continuing operations were $1.88, up 52 percent compared with $1.24 in 2024. Adjusted diluted earnings per share from continuing operations were $2.86 compared with $2.58 in the prior year, reflecting strong operating results. See the analysis below of adjusted earnings per share for further details.

Loss from discontinued operations was $73 ($0.12 per share) in the prior year. See Note 5.

Net earnings common stockholders were $1,070 ($1.88 per share) compared with $643 ($1.12 per share) in the prior year.

The table below presents the Company's diluted earnings per share on an adjusted basis to facilitate period-to-period comparisons and provide additional insight into the underlying, ongoing operating performance of the Company.

Six Months Ended March 31,	2024	2025

Diluted earnings from continuing operations per share	$1.24	1.88

Amortization of intangibles	0.73	0.63
Restructuring and related costs	0.17	0.06
Discrete taxes	(0.10)	0.09
Amortization of acquisition-related inventory step-up	0.38	—
Acquisition/divestiture fees and related costs	0.19	0.20
Loss on divestiture of business	0.07	—
Gain on subordinated interest	(0.10)	—

Adjusted diluted earnings from continuing operations per share	$2.58	2.86

The table below summarizes the changes in adjusted diluted earnings per share. The items identified below are discussed throughout MD&A, see further discussion above and in the Business Segments and Financial Position sections below.

Six Months Ended
Adjusted diluted earnings from continuing operations per share - March 31, 2024	$2.58

Operations	0.30
Benefit from full ownership of AspenTech	0.07
Stock compensation	(0.02)
Foreign currency	(0.01)
Pensions	(0.03)
Interest expense, net	(0.02)
Other	(0.01)

Adjusted diluted earnings from continuing operations per share - March 31, 2025	$2.86

The table below, which shows results on an adjusted EBITA basis, is intended to supplement the Company's discussion of its results of operations herein.

Six Months Ended March 31,	2024	2025	Change

Earnings from continuing operations before income taxes	$886	1,404	58%
Percent of sales	10.4%	16.3%	5.9 pts
Interest expense, net	101	50
Interest income from related party	(62)	—
Amortization of intangibles	645	556
Restructuring and related costs	120	40
Acquisition/divestiture fees and related costs	154	189
Loss on divestiture of business	39	—
Amortization of acquisition-related inventory step-up	231	—
Gain on subordinated interest	(79)	—
Adjusted EBITA from continuing operations	$2,035	2,239	10%
Percent of sales	24.0%	26.0%	2.0 pts

Business Segments
Following is an analysis of operating results for the Company’s business segments for the six months ended March 31, 2025, compared with the six months ended March 31, 2024. The Company defines segment earnings as earnings before interest and taxes. As a result of the Company's portfolio transformation, the Company has realigned its business segments and now reports five segments and two business groups. See Note 15.

INTELLIGENT DEVICES

	2024	2025	Change	FX	Acq/Div	U/L

Sales:
Final Control	$1,991	2,049	3%	1%	—%	4%
Measurement & Analytical	1,960	1,977	1%	1%	—%	2%
Discrete Automation	1,245	1,195	(4)%	1%	—%	(3)%
Safety & Productivity	687	651	(5)%	—%	—%	(5)%
Total	$5,883	5,872	—%	1%	—%	1%

Earnings:
Final Control	$453	503	11%
Measurement & Analytical	509	551	8%
Discrete Automation	213	215	1%
Safety & Productivity	151	143	(5)%
Total	$1,326	1,412	6%
Margin	22.5%	24.0%	1.5 pts

Amortization of intangibles:
Final Control	$44	42
Measurement & Analytical	32	21
Discrete Automation	17	16
Safety & Productivity	13	13
Total	$106	92

Restructuring and related costs:
Final Control	$—	4
Measurement & Analytical	4	3
Discrete Automation	17	11
Safety & Productivity	1	1
Total	$22	19

Adjusted EBITA	$1,454	1,523	5%
Adjusted EBITA Margin	24.7%	25.9%	1.2 pts

Intelligent Devices sales were $5.9 billion in the first six months of 2025, flat compared to the prior year. Underlying sales increased 1 percent as higher price was partially offset by slightly lower volume. Underlying sales increased 2 percent in the Americas, Europe decreased 4 percent, and Asia, Middle East & Africa was up 1 percent (China down 5 percent). Final Control sales increased $58, or 3 percent, reflecting strength in power end markets. Sales for Measurement & Analytical increased $17, or 1 percent, reflecting growth in Asia, Middle East & Africa partially offset by softness in Europe. Discrete Automation sales decreased $50, or 4 percent, reflecting softness in Asia, Middle East & Africa and Europe, partially offset by slight growth in the Americas. Safety & Productivity sales decreased $36, or 5 percent, reflecting softness in all geographies. Earnings for Intelligent Devices were $1,412, an increase of $86, or 6 percent, and margin increased 1.5 percentage points to 24.0 percent, reflecting favorable price less net material inflation and favorable foreign currency transactions of $19. Adjusted EBITA margin was 25.9 percent, an increase of 1.2 percentage points.

SOFTWARE AND CONTROL

	2024	2025	Change	FX	Acq/Div	U/L

Sales:
Control Systems & Software	$1,897	2,055	8%	1%	—%	9%
Test & Measurement	749	718	(4)%	1%	—	(3)%
Total	$2,646	2,773	5%	1%	—%	6%

Earnings:
Control Systems & Software	$257	446	74%
Test & Measurement	(157)	(37)	76%
Total	$100	409	311%
Margin	3.8%	14.7%	10.9 pts

Amortization of intangibles:
Control Systems & Software	$259	253
Test & Measurement	280	211
Total	$539	464

Restructuring and related costs:
Control Systems & Software	$4	8
Test & Measurement	56	5
Total	$60	13

Adjusted EBITA	$699	886	27%
Adjusted EBITA Margin	26.4%	32.0%	5.6 pts

Software and Control sales were $2,773 in the first six months of 2025, an increase of $127, or 5 percent compared to the prior year. Underlying sales were up 6 percent on 4 percent higher volume and 2 percent higher price. Underlying sales increased 7 percent in the Americas, 2 percent in Europe and 7 percent in Asia, Middle East & Africa (China down 9 percent). Control Systems & Software sales increased $158, or 8 percent, reflecting robust growth at AspenTech, favorable demand in process end markets across all geographies, and strong demand in power end markets in Asia, Middle East & Africa. Test & Measurement sales decreased $31 or 4 percent, reflecting softness in Europe partially offset by modest growth in the Americas. Earnings for Software and Control increased $309, up 311 percent, and margin increased 10.9 percentage points, reflecting strong leverage on higher Control Systems & Software sales, higher price, savings from cost reduction actions (primarily at Test & Measurement), and lower intangibles amortization and lower restructuring and related costs compared to the prior year. Adjusted EBITA margin increased 5.6 percentage points.

FINANCIAL CONDITION
Key elements of the Company's financial condition as of and for the six months ended March 31, 2025 as compared to the year ended September 30, 2024 and the six months ended March 31, 2024 follow.

	Mar 31, 2024		Sept 30, 2024		Mar 31, 2025
Operating working capital	$2,182		$1,394		$2,081
Current ratio	1.2		1.8		0.8
Total debt-to-total capital	34.0%		26.2%		42.7%
Net debt-to-net capital	28.8%		15.9%		39.3%
Interest coverage ratio	10.2	X	7.2	X	9.8	X
The change in operating working capital compared to September 30,2024 was due to the payment of income taxes of approximately $585 related to the sale of the Company's 40 percent non-controlling common equity interest in Copeland. The current ratio decreased compared to September 30, 2024, reflecting the decrease in cash and increase in short-term borrowing to support the AspenTech transaction.
The interest coverage ratio (earnings before income taxes plus interest expense, divided by interest expense) of 9.8X for the 12 months ended March 31, 2025 compares to 10.2X for the 12 months ended March 31, 2024.
The increase in the debt-to-capital ratios reflects increased short-term borrowings and long-term debt to fund the AspenTech transaction. On February 11, 2025, the Company entered into a $3 billion 364-day revolving backup credit facility to support increased commercial paper borrowings in connection with the AspenTech transaction. This facility is in addition to the Company's existing $3.5 billion revolving backup credit facility. Both credit facilities are unsecured and may be accessed under various interest rate alternatives at the Company's option. The fees to maintain the facilities are immaterial and the Company has not incurred any borrowings under either facility or previous facilities. Overall, the Company's commercial paper borrowings increased to approximately $5.1 billion at March 31, 2025. In March 2025, the Company issued €500 of 3.0% notes due March 2031, $500 of 5.0% notes due March 2035, and €500 of 3.5% notes due March 2037. Although the Company's financial leverage and debt ratios are currently elevated, Emerson expects to retain its investment-grade long-term debt ratings. Further, the Company expects its leverage and debt ratios to improve through its strong operating cash flows and disciplined capital allocation, including a targeted reduction in net debt of approximately $1 billion over the next 6-12 months.
Operating cash flow from continuing operations for the first six months of fiscal 2025 was $1,603, an increase of $426 compared with $1,177 in the prior year, reflecting higher earnings. Free cash flow from continuing operations of $1,433 in the first six months of fiscal 2025 (operating cash flow of $1,603 less capital expenditures of $170) increased $415 compared to free cash flow of $1,018 in 2024 (operating cash flow of $1,177 less capital expenditures of $159), reflecting the increase in operating cash flow. Cash used in investing activities from continuing operations was $264. Cash used in financing activities from continuing operations was $2,382, reflecting the purchase of the remaining outstanding shares of common stock of AspenTech not already owned by the Company for approximately $7.2 billion, share purchases of $1.1 billion and dividends, partially offset by the increase in short and long-term debt discussed above.
Total cash provided by operating activities was $1,018 including the impact of discontinued operations, and decreased $140 compared with $1,158 in the prior year. The decrease reflected higher operating cash flow from continuing operations, offset by $585 of income taxes paid in the second quarter related to the sale of the Company's 40 percent non-controlling common equity interest in Copeland.
Emerson maintains a conservative financial structure to provide the strength and flexibility necessary to achieve our strategic objectives and has been successful in efficiently deploying cash where needed worldwide to fund operations, complete acquisitions and sustain long-term growth. Emerson is in a strong financial position, with total assets of $42 billion and common stockholders' equity of $19 billion, and has the resources available for reinvestment in existing businesses, strategic acquisitions and managing its capital structure on a short- and long-term basis.

FISCAL 2025 OUTLOOK
This past quarter marked the conclusion of Emerson's portfolio transformation with the completion of the purchase of the remaining outstanding shares of common stock of AspenTech not already owned by the Company on March 12, 2025. In addition, following a review of strategic alternatives for the Safety & Productivity segment, the Company has concluded that the best value for its shareholders is to retain the business. The outlook discussed below reflects full ownership of AspenTech subsequent to completion of the transaction and includes the Safety & Productivity segment.
For fiscal year 2025, consolidated net sales from continuing operations are expected to be up approximately 4 percent, with underlying sales also up approximately 4 percent. Earnings per share are expected to be $4.05 to $4.20, while adjusted earnings per share are expected to be $5.90 to $6.05 (see the following reconciliation).

Outlook for Fiscal 2025 Earnings Per Share	2025

Diluted earnings from continuing operations per share	$4.05 - $4.20

Amortization of intangibles	~ 1.34
Restructuring and related costs	~ 0.20
Acquisition/divestiture fees and related costs	~ 0.22
Discrete taxes	~ 0.09

Adjusted diluted earnings from continuing operations per share	$5.90- $6.05
Operating cash flow is expected to be $3.5 to $3.6 billion and free cash flow, which excludes projected capital spending of approximately $0.4 billion, is expected to be $3.1 to $3.2 billion. The fiscal 2025 outlook assumes returning approximately $2.3 billion to shareholders through approximately $1.1 billion of share repurchases and approximately $1.2 billion of dividend payments.
Statements in this report that are not strictly historical may be "forward-looking" statements, which involve risks and uncertainties, and Emerson undertakes no obligation to update any such statements to reflect later developments. These risks and uncertainties include changes or increases in tariffs and the potential retaliatory measures against the United States, the scope, duration and ultimate impacts of the Russia-Ukraine and other global conflicts, as well as economic and currency conditions, market demand, pricing, protection of intellectual property, cybersecurity, tariffs, competitive and technological factors, and inflation, among others, which are set forth in the “Risk Factors” of Part I, Item 1A, and the "Safe Harbor Statement" of Part II, Item 7, to the Company's Annual Report on Form 10-K for the year ended September 30, 2024, "Risk Factors" of Part II - Other Information, Item 1A of the Company's Quarterly Report on Form 10-Q for the three-month period ended March 31, 2025 and in subsequent reports filed with the SEC, which are hereby incorporated by reference.
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

PART II. OTHER INFORMATION

Item 1A. Risk Factors

The following risks update the risk factors set forth in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2024. Please refer to Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended September 30, 2024, for other risks related to our business.

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

The recent changes in U.S. trade policy involving the application or increase of tariffs and the subsequent retaliatory measures against the U.S. have created a dynamic environment that may have a material adverse impact on our business. While we have deployed strategies to mitigate the impact of these dynamic trade policies, there is no assurance that we will be able to mitigate the full impact of all such tariffs, retaliatory tariffs or other trade policies that have or may develop in this rapidly changing environment. Increasing trade tensions and changes in trade policies have the potential to adversely impact our costs, the demand for our products, our supply chain and the global economy, which may have an adverse impact on our business, including operating and financial results and conditions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 2025	—	$—	—	21,618,757
February 2025	408	$122.67	408	21,211,173
March 2025	1,184	$114.19	1,184	20,027,288
Total	1,592	$116.36	1,592	20,027,288

In March 2020, the Board of Directors authorized the purchase of 60 million shares and a total of approximately 20.0 shares remain available for purchase under the authorization.

Item 5. Other Information
During the three-month period ended March 31, 2025, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

(a) Exhibits (Listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

2.1*
Amendment and Plan of Merger, dated January 26, 2025, by and among Emerson Electric Co., Aspen Technology, Inc. and Emersub CXV, Inc., incorporated by reference to the Company’s Form 8-K filed on January 27, 2025, File No. 1-278, Exhibit 2.1

2.2
Letter Agreement, dated as of March 7, 2025, among Emerson Electric Co., Aspen Technology, Inc. and Emersub CXV, Inc., incorporated by reference to the Company’s Form 8-K filed on March 10, 2025, File No. 1-278, Exhibit 2.1

3.1	Amendment to the Company’s Restated Articles of Incorporation, incorporated by reference to the Company’s Form 8-K filed on February 14, 2025, File No. 1-278, Exhibit 3.1
10.1	Emerson Electric Co. 2025 Employee Stock Purchase Plan, incorporated by reference to the Emerson Electric Co. 2025 Proxy Statement dated December 13, 2024, File No. 1-278, Appendix D
10.2	364-Day Credit Agreement dated as of February 14, 2025, incorporated by reference to the Company’s Form 8-K filed on February 14, 2025, File No. 1-278, Exhibit 10.1

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

101
Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the three and six months ended March 31, 2025 and 2024, (ii) Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2025 and 2024, (iii) Consolidated Balance Sheets as of September 30, 2024 and March 31, 2025, (iv) Consolidated Statements of Equity for the three and six months ended March 31, 2025 and 2024, (v) Consolidated Statements of Cash Flows for the six months ended March 31, 2025 and 2024, and (vi) Notes to Consolidated Financial Statements for the three and six months ended March 31, 2025 and 2024.

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
May 7, 2025