Form 10-Q
period 2025-06-30
EMERSON ELECTRIC CO
filed 2025-08-06
CIK 32604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common stock of $0.50 par value per share outstanding at June 30, 2025: 562.8 million shares.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Consolidated Statements of Earnings
EMERSON ELECTRIC CO. & SUBSIDIARIES
Three and nine months ended June 30, 2024 and 2025
(Dollars in millions, except per share amounts; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2025	2024	2025
Net sales	$4,380	4,553	12,873	13,161

Cost of sales	2,066	2,160	6,359	6,161
Selling, general and administrative expenses	1,254	1,266	3,827	3,773
Gain on subordinated interest	—	—	(79)	—
Loss on Copeland note receivable	279	—	279	—
Other deductions, net	294	298	1,075	944
Interest expense (net of interest income of $32, $31, $105 and $120, respectively)	56	95	157	145
Interest income from related party	(24)	—	(86)	—

Earnings from continuing operations before income taxes	455	734	1,341	2,138

Income taxes	88	154	266	536

Earnings from continuing operations	367	580	1,075	1,602

Discontinued operations, net of tax of $5, $2, $27 and $2, respectively	(15)	6	(88)	7

Net earnings	352	586	987	1,609

Less: Noncontrolling interests in subsidiaries	23	—	15	(48)

Net earnings common stockholders	$329	586	972	1,657

Earnings common stockholders:
Earnings from continuing operations	344	580	1,060	1,650
Discontinued operations	(15)	6	(88)	7
Net earnings common stockholders	$329	586	972	1,657

Basic earnings per share common stockholders:
Earnings from continuing operations	$0.60	1.03	1.85	2.92
Discontinued operations	(0.02)	0.01	(0.15)	0.01
Basic earnings per common share	$0.58	1.04	1.70	2.93

Diluted earnings per share common stockholders:
Earnings from continuing operations	$0.60	1.03	1.84	2.91
Discontinued operations	(0.03)	0.01	(0.15)	0.01
Diluted earnings per common share	$0.57	1.04	1.69	2.92

Weighted average outstanding shares:
Basic	571.9	562.1	571.4	564.5
Diluted	574.8	564.7	574.1	567.1
 See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
EMERSON ELECTRIC CO. & SUBSIDIARIES

Three and nine months ended June 30, 2024 and 2025
(Dollars in millions; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2025	2024	2025
Net earnings	$352	586	987	1,609

Other comprehensive income (loss), net of tax:
Foreign currency translation	(124)	298	56	(5)
Pension and postretirement	(12)	4	(36)	10
Cash flow hedges	(6)	(1)	(4)	9
Total other comprehensive income (loss)	(142)	301	16	14

Comprehensive income	210	887	1,003	1,623

Less: Noncontrolling interests in subsidiaries	21	1	15	(52)
Comprehensive income common stockholders	$189	886	988	1,675

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
EMERSON ELECTRIC CO. & SUBSIDIARIES

(Dollars and shares in millions, except per share amounts; unaudited)

	Sept 30, 2024	June 30, 2025
ASSETS
Current assets
Cash and equivalents	$3,588	2,219
Receivables, less allowances of $121 and $125, respectively	2,927	2,908
Inventories	2,180	2,288
Other current assets	1,497	1,657
Total current assets	10,192	9,072

Property, plant and equipment, net	2,807	2,791
Other assets
Goodwill	18,067	18,158
Other intangible assets	10,436	9,669
Other	2,744	2,827
Total other assets	31,247	30,654
Total assets	$44,246	42,517

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current maturities of long-term debt	$532	5,953
Accounts payable	1,335	1,272
Accrued expenses	3,875	3,507
Total current liabilities	5,742	10,732

Long-term debt	7,155	8,278

Other liabilities	3,840	3,621

Equity
Common stock, $0.50 par value; authorized, 1,200.0 shares; issued, 953.4 shares; outstanding, 570.2 shares and 562.8 shares, respectively	477	477
Additional paid-in-capital	169	28
Retained earnings	40,830	40,265
Accumulated other comprehensive income (loss)	(868)	(850)
Cost of common stock in treasury, 383.2 shares and 390.6 shares, respectively	(18,972)	(20,050)
Common stockholders’ equity	21,636	19,870
Noncontrolling interests in subsidiaries	5,873	16
Total equity	27,509	19,886
Total liabilities and equity	$44,246	42,517
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Equity
EMERSON ELECTRIC CO. & SUBSIDIARIES

Three and nine months ended June 30, 2024 and 2025
(Dollars in millions; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2025	2024	2025

Common stock	$477	477	477	477

Additional paid-in-capital
Beginning balance	158	—	62	169
Stock plans	16	28	186	14
AspenTech purchases of common stock	(34)	—	(108)	—
Purchase of noncontrolling interest	—	—	—	(1,400)
Settlement of AspenTech share awards	—	—	—	(76)
Reclass negative APIC to retained earnings	—	—	—	1,321
Ending balance	140	28	140	28

Retained earnings
Beginning balance	40,108	39,977	40,070	40,830
Net earnings common stockholders	329	586	972	1,657
Dividends paid (per share: $0.525, $0.5275, $1.575 and 1.5825, respectively)	(302)	(298)	(907)	(901)
Reclass negative APIC to retained earnings	—	—	—	(1,321)
Ending balance	40,135	40,265	40,135	40,265

Accumulated other comprehensive income (loss)
Beginning balance	(1,097)	(1,150)	(1,253)	(868)
Foreign currency translation	(122)	297	56	(1)
Pension and postretirement	(12)	4	(36)	10
Cash flow hedges	(6)	(1)	(4)	9
Ending balance	(1,237)	(850)	(1,237)	(850)

Treasury stock
Beginning balance	(18,746)	(20,055)	(18,667)	(18,972)
Purchases	—	(26)	(175)	(1,161)
Issued under stock plans	30	31	126	83
Ending balance	(18,716)	(20,050)	(18,716)	(20,050)

Common stockholders' equity	20,799	19,870	20,799	19,870

Noncontrolling interests in subsidiaries
Beginning balance	5,881	17	5,909	5,873
Net earnings (loss)	23	—	15	(48)
Stock plans	15	—	48	30
AspenTech purchases of common stock	(25)	—	(80)	—
Dividends paid	(3)	(2)	(3)	(3)
Purchase of noncontrolling interest	—	—	—	(5,832)
Other comprehensive income	(2)	1	—	(4)
Ending balance	5,889	16	5,889	16

Total equity	$26,688	19,886	26,688	19,886
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
EMERSON ELECTRIC CO. & SUBSIDIARIES
Nine Months Ended June 30, 2024 and 2025
(Dollars in millions; unaudited)

	Nine Months Ended
	June 30,
	2024	2025
Operating activities
Net earnings	$987	1,609
Earnings from discontinued operations, net of tax	88	(7)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,263	1,139
Stock compensation	203	198
Amortization of acquisition-related inventory step-up	231	—
Gain on subordinated interest	(79)	—
Loss on Copeland note receivable	279	—
Changes in operating working capital	(176)	(80)
Other, net	(552)	(195)
Cash from continuing operations	2,244	2,664
Cash from discontinued operations	4	(576)
Cash provided by operating activities	2,248	2,088

Investing activities
Capital expenditures	(251)	(263)
Purchases of businesses, net of cash and equivalents acquired	(8,342)	(36)
Proceeds from subordinated interest	79	—
Other, net	(86)	(94)
Cash from continuing operations	(8,600)	(393)
Cash from discontinued operations	36	—
Cash used in investing activities	(8,564)	(393)

Financing activities
Net increase in short-term borrowings	2,229	1,419
Proceeds from short-term borrowings greater than three months	322	5,292
Payments of short-term borrowings greater than three months	(100)	(1,349)
Proceeds from long-term debt	—	1,544
Payments of long-term debt	(547)	(503)
Dividends paid	(901)	(895)
Purchases of common stock	(175)	(1,147)
AspenTech purchases of common stock	(188)	—
Purchase of noncontrolling interest	—	(7,244)
Settlement of AspenTech share awards	—	(76)
Other, net	(57)	(60)
Cash provided by (used in) financing activities	583	(3,019)

Effect of exchange rate changes on cash and equivalents	(20)	(45)
Decrease in cash and equivalents	(5,753)	(1,369)
Beginning cash and equivalents	8,051	3,588
Ending cash and equivalents	$2,298	2,219

Changes in operating working capital
Receivables	$44	19
Inventories	(34)	(91)
Other current assets	(130)	(113)
Accounts payable	(61)	(62)
Accrued expenses	5	167
Total changes in operating working capital	$(176)	(80)
See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
EMERSON ELECTRIC CO. & SUBSIDIARIES

(Dollars and shares in millions, except per share amounts or where noted)

(1) BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements of Emerson Electric Co. ("Emerson", "we", "us", "our" or the "Company") include all adjustments necessary for a fair presentation of operating results for the interim periods presented. Adjustments consist of normal and recurring accruals. The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all disclosures required for annual financial statements presented in conformity with U.S. generally accepted accounting principles (GAAP). Results are computed independently each period; as a result, the quarterly amounts may not sum to the calculated year-to-date figures. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2024.

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

	Sept 30, 2024	June 30, 2025
Unbilled receivables (contract assets)	$1,599	1,795
Customer advances (contract liabilities)	(1,115)	(1,205)
Net contract assets (liabilities)	$484	590

The majority of the Company's contract balances relate to (1) arrangements where revenue is recognized over time and payments from customers are made according to a contractual billing schedule, and (2) revenue from term software license arrangements where the license revenue is recognized upfront upon delivery. Revenue recognized for the three and nine months ended June 30, 2025 included $65 and $711, respectively, that was included in the beginning contract liability balance. Other factors that impacted the change in net contract assets were immaterial. Revenue recognized for the three and nine months ended June 30, 2025 for performance obligations that were satisfied in previous periods, including cumulative catchup adjustments on the Company's long-term contracts, was immaterial.

As of June 30, 2025, the Company's backlog relating to unsatisfied (or partially unsatisfied) performance obligations in contracts with its customers was approximately $8.9 billion. The Company expects to recognize approximately 75 percent of its remaining performance obligations as revenue over the next 12 months, with the remainder substantially over the following two years.

(3) COMMON SHARES

Reconciliations of weighted-average shares for basic and diluted earnings per common share follow. Earnings allocated to participating securities were inconsequential.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2025	2024	2025

Basic shares outstanding	571.9	562.1	571.4	564.5
Dilutive shares	2.9	2.6	2.7	2.6
Diluted shares outstanding	574.8	564.7	574.1	567.1

(4) ACQUISITIONS AND DIVESTITURES

AspenTech

On March 12, 2025, Emerson completed its purchase of the remaining outstanding shares of common stock of AspenTech not already owned by the Company for approximately $7.2 billion. Emerson also incurred fees of $76 ($65 after-tax) and paid $76 to settle certain AspenTech share-based awards that were outstanding prior to the transaction closing. The purchase of the remaining outstanding shares and related costs are reported as an adjustment to Equity. Separately, AspenTech incurred $127 ($113 after-tax) of deal-related fees which are reported as acquisition/divestiture costs in Other deductions, net. AspenTech is now reported as a part of the Control Systems & Software segment in the Software and Control business group, see Note 15.

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

	Three Months Ended June 30,	Nine Months Ended June 30,
	2024	2024
Net Sales	$4,380	12,892
Net earnings from continuing operations common stockholders	$374	1,396
Diluted earnings per share from continuing operations	$0.65	2.43

The pro forma results for the three months ended June 30, 2024 exclude backlog amortization of $34 which was assumed to be incurred in the third quarter of fiscal 2023.

The pro forma results for the nine months ended June 30, 2024 exclude transaction costs of $69 which were assumed to be incurred in the first quarter of fiscal 2023. The pro forma results for the nine months ended June 30, 2024 also exclude backlog amortization of $102, inventory step-up amortization of $213, and retention bonuses of $51 which were all assumed to be incurred in the nine months ended June 30, 2023.

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

(5) DISCONTINUED OPERATIONS

On May 31, 2023, the Company completed the sale of a majority stake in its Climate Technologies business to private equity funds managed by Blackstone in a $14.0 billion transaction. As a part of this transaction, Emerson received a note receivable with a face value of $2.25 billion and retained a 40 percent non-controlling common equity interest in a new standalone joint venture between Emerson and Blackstone named Copeland. Subsequently, on June 6, 2024, the Company entered into a definitive agreement to sell its 40 percent non-controlling common equity interest in Copeland to private equity funds managed by Blackstone for $1.5 billion. The transaction closed on August 13, 2024 and the Company recognized a gain of $539 ($435 after-tax) in discontinued operations in fiscal 2024. See Note 10 for further details.

Results from discontinued operations were as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2025	2024	2025
Net sales	$—	—	—	—
Cost of sales	—	—	—	—
SG&A	—	—	—	1
Gain on sale of business	—	—	—	—
Other deductions, net	20	(4)	115	(6)
Earnings before income taxes	(20)	4	(115)	5
Income taxes	(5)	(2)	(27)	(2)
Earnings, net of tax	$(15)	6	(88)	7

Results for the three months ended and nine months ended June 30, 2024 included equity method losses of $16 ($9 after-tax) and $111 ($82 after-tax), respectively, related to the Company's non-controlling common equity interest in Copeland.

Net cash from operating and investing activities from discontinued operations for the nine months ended June 30, 2025 and 2024 were as follows:

	Nine Months Ended June 30,
	2024	2025
Cash from operating activities	4	(576)
Cash from investing activities	36	—
Cash from operating activities for the nine months ended June 30, 2025 primarily reflects income taxes paid related to the sale of the Company's 40 percent non-controlling common equity interest in Copeland.

(6) PENSION & POSTRETIREMENT PLANS

Total periodic pension and postretirement (income) expense is summarized below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2025	2024	2025
Service cost	$9	18	27	54
Interest cost	55	48	165	144
Expected return on plan assets	(74)	(73)	(222)	(219)
Net amortization	(14)	4	(42)	12
Total	$(24)	(3)	(72)	(9)

(7) OTHER DEDUCTIONS, NET

Other deductions, net are summarized below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2025	2024	2025

Amortization of intangibles (intellectual property and customer relationships)	$264	219	811	677
Restructuring costs	57	37	170	70
Acquisition/divestiture costs	7	25	92	181
Foreign currency transaction (gains) losses	9	31	60	73
Loss on divestiture of business	—	—	39	—
Other	(43)	(14)	(97)	(57)
Total	$294	298	1,075	944

For the three and nine months ended June 30, 2025, the increase in acquisition/divestiture costs is primarily related to the AspenTech transaction. See Note 4. Other is composed of several items, including a portion of pension expense, litigation costs, provision for bad debt and other items, none of which is individually significant.

(8) RESTRUCTURING COSTS

Restructuring expense reflects costs associated with the Company’s ongoing efforts to improve operational efficiency and deploy assets globally in order to remain competitive on a worldwide basis. The Company expects fiscal 2025 restructuring expense and related costs to be approximately $140, including costs to complete actions initiated in the first nine months of the year.

Restructuring expense by business segment follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2025	2024	2025

Final Control	$5	3	1	6
Measurement & Analytical	3	2	7	5
Discrete Automation	16	6	33	17
Safety & Productivity	1	(1)	2	—
Intelligent Devices	25	10	43	28

Control Systems & Software	3	7	7	16
Test & Measurement	24	—	78	3
Software and Control	27	7	85	19

Corporate	5	20	42	23

Total	$57	37	170	70
Corporate restructuring for the three and nine months ended June 30, 2025 includes $20 and $21, respectively, of integration-related stock compensation expense attributable to the AspenTech transaction. Corporate restructuring of $5 and $42 for the three and nine months ended June 30, 2024, respectively, is comprised almost entirely of integration-related stock compensation expense attributable to NI.
Details of the change in the liability for restructuring costs during the nine months ended June 30, 2025 follow:

	Sept 30, 2024	Expense	Utilized/Paid	June 30, 2025

Severance and benefits	$105	58	87	76
Other	7	12	14	5
Total	$112	70	101	81
The tables above do not include $3 and $4 of costs related to restructuring actions incurred for the three months ended June 30, 2024 and 2025, respectively, that are required to be reported in cost of sales and selling, general and administrative expenses; year-to-date amounts are $10 and $11, respectively.

(9) TAXES
Income taxes were $154 in the third quarter of fiscal 2025 and $88 in 2024, resulting in effective tax rates of 21 percent and 19 percent, respectively. The prior year rate reflected a 3 percentage point benefit from return-to-provision adjustments related to the filing of the prior year U.S. tax return, partially offset by other individually immaterial items.
Income taxes were $536 in the first nine of months of fiscal 2025 and $266 in 2024, resulting in effective tax rates of 25 percent and 20 percent, respectively. The current year rate was negatively impacted by $49 ($0.09 per share) of discrete tax items related to the AspenTech transaction. In addition, the fees incurred by AspenTech were not fully deductible. In total, the net impact of these items increased the rate by approximately 3 percentage points. The prior year rate included a $57 ($0.10 per share) benefit related to discrete tax items and the benefit discussed above related to the prior year U.S. tax return, partially offset by unfavorable impacts from inventory step-up amortization and the loss on divestiture (see Note 4), which was nondeductible for tax purposes. In total, the net impact of these items benefited the rate by approximately 2 percentage points, which was partially offset by other individually immaterial items.

(10) EQUITY METHOD INVESTMENT AND NOTE RECEIVABLE

As discussed in Note 5, the Company completed the divestiture of a majority stake in Copeland on May 31, 2023, and received upfront, pretax cash proceeds of approximately $9.7 billion and a note receivable with a face value of $2.25 billion, while retaining a 40 percent non-controlling common equity interest in Copeland.

On June 6, 2024, the Company entered into definitive agreements to sell its 40 percent non-controlling common equity interest in Copeland to private equity funds managed by Blackstone for $1.5 billion and the note receivable to Copeland for $1.9 billion, and the transactions were subsequently completed in August 2024.
For the three and nine months ended June 30, 2024 the Company recognized non-cash interest income on the note receivable (through the date of the agreement) of $24 and $86, respectively which is reported in Interest income from related party within continuing operations. Upon entering into the note agreement, the Company recorded a pretax loss of $279 ($217 after-tax, $0.38 per share) to adjust the carrying value of the note to $1.9 billion to reflect the transaction price.
Summarized financial information for Copeland for the three and nine months ended June 30, 2024 is as follows.

	Three Months Ended June 30,	Nine Months Ended June 30,
	2024	2024
Net sales	$1,259	$3,458
Gross profit	$441	$1,198
Income (loss) from continuing operations	$(40)	$(280)
Net income (loss)	$(40)	$(280)
Net income (loss) attributable to shareholders	$(40)	$(278)
(11) OTHER FINANCIAL INFORMATION

	Sept 30, 2024	June 30, 2025
Inventories
Finished products	$512	553
Raw materials and work in process	1,668	1,735
Total	$2,180	2,288

Property, plant and equipment, net
Property, plant and equipment, at cost	$6,185	6,271
Less: Accumulated depreciation	3,378	3,480
Total	$2,807	2,791

Goodwill by business segment
Final Control	$2,702	2,713
Measurement & Analytical	1,576	1,593
Discrete Automation	919	935
Safety & Productivity	404	415
Intelligent Devices	5,601	5,656

Control Systems & Software	9,003	9,038
Test & Measurement	3,463	3,464
Software and Control	12,466	12,502

Total	$18,067	18,158

	Sept 30, 2024	June 30, 2025
Other intangible assets
Gross carrying amount	$15,628	15,767
Less: Accumulated amortization	5,192	6,098
Net carrying amount	$10,436	9,669
Other intangible assets include customer relationships, net, of $5,917 and $6,296 and intellectual property, net, of $3,500 and $3,901 as of June 30, 2025 and September 30, 2024, respectively.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2025	2024	2025
Depreciation and amortization expense include the following:
Depreciation expense	$80	81	238	246
Amortization of intangibles (includes $49, $50, $147 and $149 reported in Cost of Sales, respectively)	313	269	958	826
Amortization of capitalized software	24	22	67	67
Total	$417	372	1,263	1,139

	Sept 30, 2024	June 30, 2025
Other assets include the following:
Pension assets	$1,194	1,257
Operating lease right-of-use assets	692	638
Unbilled receivables (contract assets)	519	579
Deferred income taxes	64	55

Accrued expenses include the following:
Customer advances (contract liabilities)	$1,043	1,125
Employee compensation	706	684
Income taxes	587	126
Operating lease liabilities (current)	158	150
Product warranty	82	88

Other liabilities include the following:
Deferred income taxes	$2,138	1,914
Operating lease liabilities (noncurrent)	511	488
Pension and postretirement liabilities	466	464
(12) DEBT
On February 11, 2025, the Company entered into a $3 billion 364-day revolving backup credit facility to support increased commercial paper borrowings in connection with the AspenTech transaction. This facility is in addition to the Company's existing $3.5 billion revolving backup credit facility. Both credit facilities are unsecured and may be accessed under various interest rate alternatives at the Company's option. The fees to maintain the facilities are immaterial and the Company has not incurred any borrowings under either facility or previous facilities. Overall, the Company's commercial paper borrowings increased to approximately $5.4 billion at June 30, 2025.

In June 2025, the Company repaid $500 of 3.15% notes that matured. In March 2025, the Company issued €500 of 3.0% notes due March 2031, $500 of 5.0% notes due March 2035, and €500 of 3.5% notes due March 2037. The Company used the net proceeds from the sale of the notes and increased commercial paper borrowings, along with cash on hand, to fund the AspenTech transaction (see Note 4).

(13) FINANCIAL INSTRUMENTS
Hedging Activities – As of June 30, 2025, the notional amount of foreign currency hedge positions was approximately $3.2 billion. All derivatives receiving hedge accounting are cash flow hedges. The majority of hedging gains and losses deferred as of June 30, 2025 are expected to be recognized over the next 12 months as the underlying forecasted transactions occur. Gains and losses on foreign currency derivatives reported in Other deductions, net reflect hedges of balance sheet exposures that do not receive hedge accounting.
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
The following gains and losses are included in earnings and other comprehensive income (OCI) for the three and nine months ended June 30, 2024 and 2025:

		Into Earnings				Into OCI
		3rd Quarter		Nine Months		3rd Quarter		Nine Months
Gains (Losses)	Location	2024	2025	2024	2025	2024	2025	2024	2025
Foreign currency	Sales	—	1	—	5	5	(7)	7	5
Foreign currency	Cost of sales	3	—	9	(1)	(10)	7	(3)	11
Foreign currency	Other deductions, net	(12)	29	(23)	(4)

Net Investment Hedges
Euro denominated debt		$—	—	—	—	25	(134)	(27)	(138)
Total		$(9)	30	(14)	—	20	(134)	(23)	(122)

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
Fair Value Measurement – Valuations for all derivatives and the Company's long-term debt fall within Level 2 of the GAAP valuation hierarchy. As of June 30, 2025, the fair value of long-term debt was approximately $8.1 billion, which was lower than the carrying value by $766. The fair value of foreign currency contracts, which are reported in Other current assets and Accrued expenses, did not materially change since September 30, 2024.
Counterparties to derivatives arrangements are companies with investment-grade credit ratings. The Company has bilateral collateral arrangements with counterparties with credit rating-based posting thresholds that vary depending on the arrangement. If credit ratings on the Company's debt fall below pre-established levels, counterparties can require immediate full collateralization of all derivatives in net liability positions. The maximum amount that could potentially have been required was immaterial. The Company also can demand full collateralization of derivatives in net asset positions should any counterparty credit ratings fall below certain thresholds. No collateral was posted with counterparties and none was held by the Company as of June 30, 2025.

(14) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Activity in Accumulated other comprehensive income (loss) for the three and nine months ended June 30, 2025 and 2024 is shown below, net of income taxes:
	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2025	2024	2025
Foreign currency translation
Beginning balance	$(834)	(914)	(1,012)	(616)
Other comprehensive income (loss), net of tax of $(6), $31, $6 and $32, respectively	(122)	297	33	(4)
Purchase of noncontrolling interest	—	—	—	3
Reclassification to loss on divestiture of business	—	—	23	—
Ending balance	(956)	(617)	(956)	(617)

Pension and postretirement
Beginning balance	(271)	(239)	(247)	(245)
Amortization of deferred actuarial losses into earnings, net of tax of $2, $0, $6 and $(2), respectively	(12)	4	(36)	10
Ending balance	(283)	(235)	(283)	(235)

Cash flow hedges
Beginning balance	8	3	6	(7)
Gains deferred during the period, net of taxes of $1, $0, $(1) and $(4), respectively	(4)	—	3	12
Reclassification of realized (gains) losses to sales and cost of sales, net of tax of $1, $—, $2 and $1, respectively	(2)	(1)	(7)	(3)

Ending balance	2	2	2	2

Accumulated other comprehensive income (loss)	$(1,237)	(850)	(1,237)	(850)

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

Summarized information about the Company's results of operations by business segment follows:

	Three Months Ended June 30,				Nine Months Ended June 30,
	Sales		Earnings (Loss)		Sales		Earnings (Loss)
	2024	2025	2024	2025	2024	2025	2024	2025

Final Control	$1,046	1,116	253	267	3,037	3,165	706	770
Measurement & Analytical	982	1,014	252	246	2,942	2,992	761	796
Discrete Automation	618	649	109	118	1,863	1,844	322	333
Safety & Productivity	351	346	79	73	1,038	996	230	216
Intelligent Devices	2,997	3,125	693	704	8,880	8,997	2,019	2,115

Control Systems & Software	1,043	1,083	217	267	2,940	3,138	474	713
Test & Measurement	355	361	(88)	(26)	1,104	1,079	(245)	(63)
Software and Control	1,398	1,444	129	241	4,044	4,217	229	650

Stock compensation			(56)	(71)			(203)	(198)
Unallocated pension and postretirement costs			38	27			107	82
Corporate and other			(38)	(72)			(540)	(366)
Loss on Copeland note receivable			(279)	—			(279)	—
Gain on subordinated interest			—	—			79	—
Eliminations/Interest	(15)	(16)	(56)	(95)	(51)	(53)	(157)	(145)
Interest income from related party			24	—			86	—
Total	$4,380	4,553	455	734	12,873	13,161	1,341	2,138
Stock compensation for the three and nine months ended June 30, 2025 included $24 and $30, respectively, of integration-related stock compensation expense attributable to AspenTech (of which $20 and $21, respectively, was reported as restructuring costs). Additionally, the three and nine months ended June 30, 2025 included $2 and $7, respectively, of integration-related stock compensation expense attributable to NI. Stock compensation for the three and nine months ended June 30, 2024 included $9 and $53, respectively, of integration-related stock compensation expense attributable to NI (of which $5 and $41, respectively, was reported as restructuring costs). Corporate and other for the three and nine months ended June 30, 2025 included acquisition/divestiture fees and related costs of $38 and $216, respectively. Corporate and other for the three and nine months ended June 30, 2024 included acquisition/divestiture fees and related costs of $13 and $159, respectively, while year-to-date also included acquisition-related inventory step-up amortization of $231 and a divestiture loss of $39.

Depreciation and amortization (includes intellectual property, customer relationships and capitalized software) by business segment are summarized below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2025	2024	2025
Final Control	$41	39	120	120
Measurement & Analytical	32	32	105	95
Discrete Automation	22	22	65	64
Safety & Productivity	14	15	43	45
Intelligent Devices	109	108	333	324

Control Systems & Software	148	134	444	427
Test & Measurement	150	119	454	356
Software and Control	298	253	898	783

Corporate and other	10	11	32	32
Total	$417	372	1,263	1,139
Test & Measurement depreciation and amortization for the three and nine months ended June 30, 2024 included backlog amortization of $34 and $102, respectively.

Sales by geographic destination, Americas, Asia, Middle East & Africa ("AMEA") and Europe, are summarized below:

	Three Months Ended June 30,				Three Months Ended June 30,
	2024				2025
	Americas	AMEA	Europe	Total	Americas	AMEA	Europe	Total
Final Control	$509	398	139	1,046	561	410	145	1,116
Measurement & Analytical	488	345	149	982	510	351	153	1,014
Discrete Automation	294	154	170	618	319	161	169	649
Safety & Productivity	262	18	71	351	265	18	63	346
Intelligent Devices	1,553	915	529	2,997	1,655	940	530	3,125

Control Systems & Software	493	299	251	1,043	537	320	226	1,083
Test & Measurement	160	98	97	355	165	96	100	361
Software and Control	653	397	348	1,398	702	416	326	1,444

Total	$2,206	1,312	877	4,395	2,357	1,356	856	4,569

	Nine Months Ended June 30,				Nine Months Ended June 30,
	2024				2025
	Americas	AMEA	Europe	Total	Americas	AMEA	Europe	Total
Final Control	$1,476	1,172	389	3,037	1,587	1,191	387	3,165
Measurement & Analytical	1,475	1,004	463	2,942	1,492	1,044	456	2,992
Discrete Automation	874	477	512	1,863	896	459	489	1,844
Safety & Productivity	774	53	211	1,038	766	48	182	996
Intelligent Devices	4,599	2,706	1,575	8,880	4,741	2,742	1,514	8,997

Control Systems & Software	1,400	858	682	2,940	1,516	930	692	3,138
Test & Measurement	486	295	323	1,104	496	290	293	1,079
Software and Control	1,886	1,153	1,005	4,044	2,012	1,220	985	4,217

Total	$6,485	3,859	2,580	12,924	6,753	3,962	2,499	13,214

(16) SUBSEQUENT EVENTS

On July 4, 2025, the One Big Beautiful Bill Act (the "OBBBA") was signed into law. The OBBBA extends certain key elements of the 2017 Tax Cuts and Jobs Act including provisions related to bonus depreciation and domestic research and development, among others. The Company is currently assessing the impact of the OBBBA on its consolidated financial statements, but does not expect the OBBBA to have a material impact in the current fiscal year.

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
For the third quarter of fiscal 2025, Emerson consolidated net sales were $4.6 billion, up 4 percent compared with the prior year. Underlying sales, which exclude foreign currency translation, acquisitions and divestitures, were up 3 percent. Foreign currency translation had a 1 percent favorable impact.
Earnings from continuing operations attributable to common stockholders were $580, up 68 percent, and diluted earnings per share from continuing operations were $1.03, up 72 percent compared with $0.60 in the prior year. The prior year included a pretax loss of $279 ($217 after-tax, $0.38 per share) related to the Company's definitive agreement to sell its Copeland note receivable for $1.9 billion (see Note 10). Adjusted diluted earnings per share from continuing operations were $1.52, up 6 percent compared with $1.43 in the prior year, reflecting sales growth and strong operating performance.
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

Three Months Ended June 30,	2024	2025

Diluted earnings from continuing operations per share	$0.60	1.03

Amortization of intangibles	0.35	0.37
Restructuring and related costs	0.08	0.06
Acquisition/divestiture fees and related costs	0.02	0.06
Loss on Copeland note receivable	0.38	—

Adjusted diluted earnings from continuing operations per share	$1.43	1.52
The table below summarizes the changes in adjusted diluted earnings per share from continuing operations. The items identified below are discussed throughout MD&A, see further discussion above and in the Business Segments and Financial Condition sections below.

Three Months Ended
Adjusted diluted earnings from continuing operations per share - June 30, 2024	$1.43

Operations	0.09
Foreign currency	(0.02)
Pension	(0.02)
Share count	0.03
Other	0.01

Adjusted diluted earnings from continuing operations per share - June 30, 2025	$1.52

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30

Following is an analysis of the Company’s operating results for the third quarter ended June 30, 2025, compared with the third quarter ended June 30, 2024.

	2024	2025	Change
(dollars in millions, except per share amounts)

Net sales	$4,380	4,553	4%
Gross profit	$2,314	2,393	3%
Percent of sales	52.8%	52.6%	(0.2) pts

SG&A	$1,254	1,266	1%
Percent of sales	28.6%	27.8%	(0.8) pts

Loss on Copeland note receivable	$279	—
Other deductions, net	$294	298
Amortization of intangibles	$264	219
Restructuring costs	$57	37

Interest expense, net	$56	95
Interest income from related party	$(24)	—

Earnings from continuing operations before income taxes	$455	734	61%
Percent of sales	10.4%	16.1%	5.7 pts
Earnings from continuing operations common stockholders	$344	580	68%
Percent of sales	7.9%	12.7%	4.8 pts
Net earnings common stockholders	$329	586	78%

Diluted EPS - Earnings from continuing operations	$0.60	1.03	72%
Diluted EPS - Net earnings	$0.57	1.04	82%

Adjusted Diluted EPS - Earnings from continuing operations	$1.43	1.52	6%

Net sales for the third quarter of fiscal 2025 were $4.6 billion, up 4 percent compared with 2024. Intelligent Devices sales were up 4 percent, while Software and Control sales were up 3 percent. Underlying sales were up 3 percent on 2.5 percent higher price and 0.5 percent higher volume. Foreign currency translation had a 1 percent favorable impact. Underlying sales were up 10 percent in the U.S. and down 2 percent internationally. The Americas was up 7 percent, Europe was down 7 percent, and Asia, Middle East & Africa was up 2 percent (China was flat).

Cost of sales for the third quarter of fiscal 2025 were $2,160, an increase of $94 compared with 2024, while gross margin of 52.6 percent decreased 0.2 percentage points. Tariffs, net of targeted price actions, had an immaterial impact on gross profit, but diluted margins by approximately 0.6 percentage points, while favorable price less net material inflation was partially offset by unfavorable mix.
Selling, general and administrative (SG&A) expenses of $1,266 increased $12 and SG&A as a percent of sales decreased 0.8 percentage points to 27.8 percent compared with the prior year, reflecting savings from cost reduction actions (primarily at Test & Measurement and AspenTech).
Other deductions, net were $298 for the third quarter of fiscal 2025, an increase of $4 compared with the prior year. The increase was due to higher acquisition/divestiture costs related to the AspenTech transaction and higher foreign currency transaction losses, partially offset by backlog amortization of $34 in the prior year related to the Test & Measurement acquisition. See Note 7.

Pretax earnings from continuing operations of $734 increased $279, up 61 percent compared with the prior year, reflecting the pretax loss of $279 recognized in the prior year related to the Company's definitive agreement to sell its Copeland note receivable for $1.9 billion. Earnings increased $11 in Intelligent Devices and increased $112 in Software and Control. See the Business Segments discussion that follows and Note 15.

Income taxes were $154 in the third quarter of fiscal 2025 and $88 in 2024, resulting in effective tax rates of 21 percent and 19 percent, respectively. The prior year rate reflected a 3 percentage point benefit from return-to-provision adjustments related to the filing of the prior year U.S. tax return, partially offset by other individually immaterial items.

Earnings from continuing operations attributable to common stockholders were $580, up 68 percent, and diluted earnings per share from continuing operations were $1.03, up 72 percent compared with $0.60 in the prior year. Adjusted diluted earnings per share from continuing operations were $1.52 compared with $1.43 in the prior year, up 6 percent, reflecting strong operating results. See the analysis above of adjusted earnings per share for further details.

Earnings (Loss) from discontinued operations were $6 ($0.01 per share) for the third quarter of fiscal 2025 and $(15) ($(0.03) per share) in the prior year. See Note 5.

Net earnings common stockholders in the third quarter of fiscal 2025 were $586 compared with $329 in the prior year, and earnings per share were $1.04 compared with $0.57 in the prior year.

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

Three Months Ended June 30,	2024	2025	Change

Earnings from continuing operations before income taxes	$455	734	61%
Percent of sales	10.4%	16.1%	5.7 pts
Interest expense, net	56	95
Interest income from related party	(24)	—
Amortization of intangibles	313	269
Restructuring and related costs	60	41
Acquisition/divestiture fees and related costs	17	44
Loss on Copeland note receivable	279	—

Adjusted EBITA from continuing operations	$1,156	1,183	2%
Percent of sales	26.4%	26.0%	(0.4) pts

Business Segments
Following is an analysis of operating results for the Company’s business segments for the third quarter ended June 30, 2025 compared with the third quarter ended June 30, 2024. The Company defines segment earnings as earnings before interest and taxes. See Note 15 for a discussion of the Company's business segments.

INTELLIGENT DEVICES

	2024	2025	Change	FX	Acq/Div	U/L

Sales:
Final Control	$1,046	1,116	7%	(2)%	—%	5%
Measurement & Analytical	982	1,014	3%	(1)%	—%	2%
Discrete Automation	618	649	5%	(2)%	—%	3%
Safety & Productivity	351	346	(1)%	(1)%	—%	(2)%
Total	$2,997	3,125	4%	(1)%	—%	3%

Earnings:
Final Control	$253	267	5%
Measurement & Analytical	252	246	(2)%
Discrete Automation	109	118	9%
Safety & Productivity	79	73	(7)%
Total	$693	704	2%
Margin	23.1%	22.5%	(0.6) pts

Amortization of intangibles:
Final Control	$21	22
Measurement & Analytical	11	11
Discrete Automation	9	8
Safety & Productivity	6	7
Total	$47	48

Restructuring and related costs:
Final Control	$5	3
Measurement & Analytical	3	2
Discrete Automation	16	6
Safety & Productivity	1	—
Total	$25	11

Adjusted EBITA	$765	763	—%
Adjusted EBITA Margin	25.5%	24.4%	(1.1) pts
Intelligent Devices sales were $3.1 billion in the third quarter of 2025, an increase of $128, or 4 percent. Underlying sales increased 3 percent on 2.5 percent higher price and 0.5 percent higher volume. Underlying sales increased 7 percent in the Americas, Europe decreased 5 percent and Asia, Middle East & Africa was up 2 percent (China down 1 percent). Final Control sales increased $70, or 7 percent, reflecting strength in power end markets, particularly in the Americas. Sales for Measurement & Analytical increased $32, or 3 percent, reflecting mixed geographic results. Discrete Automation sales increased $31, or 5 percent, reflecting strength in the Americas and modest growth in Asia, Middle East & Africa, partially offset by continued softness in Europe. Safety & Productivity sales decreased $5, or 1 percent, due to softness in Europe, partially offset by modest growth in the Americas. Earnings for Intelligent Devices were $704, an increase of $11, or 2 percent, and margin decreased 0.6 percentage points to 22.5 percent, reflecting unfavorable foreign currency transactions and the impact of tariffs, partially offset by favorable price less net material inflation. Adjusted EBITA margin was 24.4 percent, decreasing 1.1 percentage points compared with the prior year, reflecting lower restructuring and related costs in the current year.

SOFTWARE AND CONTROL

	2024	2025	Change	FX	Acq/Div	U/L

Sales:
Control Systems & Software	$1,043	1,083	4%	(1)%	—%	3%
Test & Measurement	355	361	2%	(3)%	—%	(1)%
Total	$1,398	1,444	3%	(1)%	—%	2%

Earnings:
Control Systems & Software	$217	267	23%
Test & Measurement	(88)	(26)	70%
Total	$129	241	87%
Margin	9.2%	16.7%	7.5 pts

Amortization of intangibles:
Control Systems & Software	$127	114
Test & Measurement	139	107
Total	$266	221

Restructuring and related costs:
Control Systems & Software	$4	7
Test & Measurement	25	—
Total	$29	7

Adjusted EBITA	$424	469	11%
Adjusted EBITA Margin	30.3%	32.6%	2.3 pts

Software and Control sales were $1.4 billion in the third quarter of 2025, an increase of $46, or 3 percent compared to the prior year. Underlying sales were up 2 percent on higher price. Underlying sales increased 8 percent in the Americas and 4 percent in Asia, Middle East & Africa (China up 1 percent), while Europe decreased 11 percent. Control Systems & Software sales increased $40, or 4 percent, reflecting growth in power end markets globally and process end markets in the Americas. Test & Measurement sales increased $6, or 2 percent, reflecting early signs of recovery in discrete end markets and mixed geographic results. Earnings for Software and Control increased $112, up 87 percent, and margin increased 7.5 percentage points, reflecting higher price, savings from cost reduction actions (primarily at Test & Measurement and AspenTech), and lower intangibles amortization and restructuring costs compared to the prior year. Adjusted EBITA margin increased 2.3 percentage points.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30

Following is an analysis of the Company’s operating results for the nine months ended June 30, 2025, compared with the nine months ended June 30, 2024.

	2024	2025	Change
(dollars in millions, except per share amounts)

Net sales	$12,873	13,161	2%
Gross profit	$6,514	7,000	7%
Percent of sales	50.6%	53.2%	2.6 pts

SG&A	$3,827	3,773	(1)%
Percent of sales	29.7%	28.7%	(1.0) pts

Loss on Copeland note receivable	$279	—
Gain on subordinated interest	$(79)	—
Other deductions, net	$1,075	944
Amortization of intangibles	$811	677
Restructuring costs	$170	70

Interest expense, net	$157	145
Interest income from related party	$(86)	—

Earnings from continuing operations before income taxes	$1,341	2,138	59%
Percent of sales	10.4%	16.2%	5.8 pts
Earnings from continuing operations common stockholders	$1,060	1,650	56%
Percent of sales	8.2%	12.5%	4.3 pts
Net earnings common stockholders	$972	1,657	70%

Diluted EPS - Earnings from continuing operations	$1.84	2.91	58%
Diluted EPS - Net earnings	$1.69	2.92	73%

Adjusted Diluted EPS - Earnings from continuing operations	$4.01	4.38	9%

Net sales for the first nine months of 2025 were $13.2 billion, up 2 percent compared with 2024. Intelligent Devices sales were up 1 percent, while Software and Control sales were up 4 percent. Underlying sales were up 2 percent on 1.5 percent higher price and 0.5 percent higher volume. Foreign currency translation had no impact. Underlying sales increased 4 percent in the U.S. and increased 1 percent internationally. The Americas was up 5 percent, Europe was down 4 percent and Asia, Middle East & Africa was up 3 percent (China was down 4 percent).

Cost of sales for 2025 were $6,161, a decrease of $198 versus $6,359 in 2024, and gross margin of 53.2 percent increased 2.6 percentage points, as the prior year reflected the impact from acquisition-related inventory step-up of $231, which negatively impacted margins in the prior year by 1.8 percentage points. Favorable price less net material inflation also contributed to the increase in gross margin.

SG&A expenses of $3,773 decreased $54 and SG&A as a percent of sales decreased 1.0 percentage points to 28.7 percent, reflecting savings from cost reduction actions.
In the third quarter of fiscal 2024, the Company recognized a pretax loss of $279 ($217 after-tax, $0.38 per share) related to the Company's definitive agreement to sell its Copeland note receivable for $1.9 billion.
In the second quarter of fiscal 2024, the Company received its final distribution of $79 related to its subordinated interest in Vertiv.

Other deductions, net were $944 in 2025, a decrease of $131 compared with the prior year, reflecting lower intangibles amortization expense of $134 (including $102 of backlog amortization related to the Test & Measurement acquisition) and lower restructuring expense of $100, partially offset by higher acquisition/divestiture fees and related costs. The prior year included a divestiture loss of $39.
Pretax earnings from continuing operations of $2,138 increased $797 compared with prior year. Earnings increased $96 in Intelligent Devices and increased $421 in Software and Control. See the Business Segments discussion that follows and Note 15.

Income taxes were $536 in the first nine of months of fiscal 2025 and $266 in 2024, resulting in effective tax rates of 25 percent and 20 percent, respectively. The current year rate was negatively impacted by $49 ($0.09 per share) of discrete tax items related to the AspenTech transaction. In addition, the fees incurred by AspenTech were not fully deductible. In total, the net impact of these items increased the rate by approximately 3 percentage points. The prior year rate included a $57 ($0.10 per share) benefit related to discrete tax items and a benefit from return-to-provision adjustments related to the filing of the prior year U.S. tax return, partially offset by unfavorable impacts from inventory step-up amortization and the loss on divestiture (see Note 4), which was nondeductible for tax purposes. In total, the net impact of these items benefited the rate by approximately 2 percentage points, which was partially offset by other individually immaterial items.

Earnings from continuing operations attributable to common stockholders were $1,650, up 56 percent compared with the prior year, and diluted earnings per share from continuing operations were $2.91, up 58 percent compared with $1.84 in 2024. Adjusted diluted earnings per share from continuing operations were $4.38 compared with $4.01 in the prior year, up 9 percent. See the analysis below of adjusted earnings per share for further details.

Earnings (Loss) from discontinued operations were $7 ($0.01 per share) compared to $(88) ($(0.15) per share) in the prior year. See Note 5.

Net earnings common stockholders were $1,657 ($2.92 per share) compared with $972 ($1.69 per share) in the prior year.

The table below presents the Company's diluted earnings per share on an adjusted basis to facilitate period-to-period comparisons and provide additional insight into the underlying, ongoing operating performance of the Company.

Nine Months Ended June 30,	2024	2025

Diluted earnings from continuing operations per share	$1.84	2.91

Amortization of intangibles	1.07	1.00
Restructuring and related costs	0.25	0.12
Discrete taxes	(0.10)	0.09
Amortization of acquisition-related inventory step-up	0.38	—
Acquisition/divestiture fees and related costs	0.22	0.26
Loss on divestiture of business	0.07	—
Gain on subordinated interest	(0.10)	—
Loss on Copeland note receivable	0.38	—

Adjusted diluted earnings from continuing operations per share	$4.01	4.38

The table below summarizes the changes in adjusted diluted earnings per share. The items identified below are discussed throughout MD&A, see further discussion above and in the Business Segments and Financial Condition sections below.

Nine Months Ended
Adjusted diluted earnings from continuing operations per share - June 30, 2024	$4.01

Operations	0.45
Foreign currency	(0.03)
Pensions	(0.06)
Other	0.01

Adjusted diluted earnings from continuing operations per share - June 30, 2025	$4.38

The table below, which shows results on an adjusted EBITA basis, is intended to supplement the Company's discussion of its results of operations herein.

Nine Months Ended June 30,	2024	2025	Change

Earnings from continuing operations before income taxes	$1,341	2,138	59%
Percent of sales	10.4%	16.2%	5.8 pts
Interest expense, net	157	145
Interest income from related party	(86)	—
Amortization of intangibles	958	826
Restructuring and related costs	180	81
Acquisition/divestiture fees and related costs	171	232
Loss on divestiture of business	39	—
Amortization of acquisition-related inventory step-up	231	—
Gain on subordinated interest	(79)	—
Loss on Copeland note receivable	279	—
Adjusted EBITA from continuing operations	$3,191	3,422	7%
Percent of sales	24.8%	26.0%	1.2 pts

Business Segments
Following is an analysis of operating results for the Company’s business segments for the nine months ended June 30, 2025, compared with the nine months ended June 30, 2024. The Company defines segment earnings as earnings before interest and taxes. See Note 15 for a discussion of the Company's business segments.

INTELLIGENT DEVICES

	2024	2025	Change	FX	Acq/Div	U/L

Sales:
Final Control	$3,037	3,165	4%	—%	—%	4%
Measurement & Analytical	2,942	2,992	2%	—%	—%	2%
Discrete Automation	1,863	1,844	(1)%	—%	—%	(1)%
Safety & Productivity	1,038	996	(4)%	—%	—%	(4)%
Total	$8,880	8,997	1%	—%	—%	1%

Earnings:
Final Control	$706	770	9%
Measurement & Analytical	761	796	5%
Discrete Automation	322	333	3%
Safety & Productivity	230	216	(6)%
Total	$2,019	2,115	5%
Margin	22.7%	23.5%	0.8 pts

Amortization of intangibles:
Final Control	$65	64
Measurement & Analytical	43	33
Discrete Automation	26	24
Safety & Productivity	19	20
Total	$153	141

Restructuring and related costs:
Final Control	$5	6
Measurement & Analytical	7	5
Discrete Automation	33	17
Safety & Productivity	2	1
Total	$47	29

Adjusted EBITA	$2,219	2,285	3%
Adjusted EBITA Margin	25.0%	25.4%	0.4 pts

Intelligent Devices sales were $9.0 billion in the first nine months of 2025, an increase of $117, or 1 percent. Underlying sales increased 1 percent on higher price. Underlying sales increased 4 percent in the Americas, Europe decreased 4 percent, and Asia, Middle East & Africa was up 2 percent (China down 4 percent). Final Control sales increased $128, or 4 percent, reflecting strength in power end markets. Sales for Measurement & Analytical increased $50, or 2 percent, reflecting mixed geographic results and difficult comparisons. Discrete Automation sales decreased $19, or 1 percent, reflecting softness in Europe and Asia, Middle East & Africa, partially offset by moderate growth in the Americas. Safety & Productivity sales decreased $42, or 4 percent, reflecting softness in all geographies. Earnings for Intelligent Devices were $2,115, an increase of $96, or 5 percent, and margin increased 0.8 percentage points to 23.5 percent, reflecting favorable price less net material inflation. Adjusted EBITA margin was 25.4 percent, an increase of 0.4 percentage points.

SOFTWARE AND CONTROL

	2024	2025	Change	FX	Acq/Div	U/L

Sales:
Control Systems & Software	$2,940	3,138	7%	—%	—%	7%
Test & Measurement	1,104	1,079	(2)%	—%	—%	(2)%
Total	$4,044	4,217	4%	—%	—%	4%

Earnings:
Control Systems & Software	$474	713	50%
Test & Measurement	(245)	(63)	74%
Total	$229	650	184%
Margin	5.7%	15.4%	9.7 pts

Amortization of intangibles:
Control Systems & Software	$386	367
Test & Measurement	419	318
Total	$805	685

Restructuring and related costs:
Control Systems & Software	$8	16
Test & Measurement	81	5
Total	$89	21

Adjusted EBITA	$1,123	1,356	21%
Adjusted EBITA Margin	27.8%	32.2%	4.4 pts

Software and Control sales were $4,217 in the first nine months of 2025, an increase of $173, or 4 percent compared to the prior year. Underlying sales were up 4 percent on 2 percent higher volume and 2 percent higher price. Underlying sales increased 7 percent in the Americas and 6 percent in Asia, Middle East & Africa (China down 6 percent), while Europe decreased 3 percent. Control Systems & Software sales increased $198, or 7 percent, reflecting robust growth at AspenTech and favorable demand in process and power end markets across all geographies. Test & Measurement sales decreased $25, or 2 percent, reflecting softness in Europe partially offset by modest growth in the Americas. Earnings for Software and Control increased $421, up 184 percent, and margin increased 9.7 percentage points, reflecting leverage on higher Control Systems & Software sales, higher price, savings from cost reduction actions (primarily at Test & Measurement), lower intangibles amortization, and lower restructuring and related costs compared to the prior year. Adjusted EBITA margin increased 4.4 percentage points.

FINANCIAL CONDITION
Key elements of the Company's financial condition as of and for the nine months ended June 30, 2025 as compared to the year ended September 30, 2024 and the nine months ended June 30, 2024 follow.

	June 30, 2024		Sept 30, 2024		June 30, 2025
Operating working capital	$1,921		$1,394		$2,074
Current ratio	1.2		1.8		0.8
Total debt-to-total capital	32.7%		26.2%		41.7%
Net debt-to-net capital	27.3%		15.9%		37.7%
Interest coverage ratio	8.5	X	7.2	X	9.6	X
The change in operating working capital compared to September 30, 2024 was due to the payment of income taxes of approximately $585 in the second quarter of fiscal 2025 related to the sale of the Company's 40 percent non-controlling common equity interest in Copeland. The current ratio decreased compared to September 30, 2024, reflecting the decrease in cash and increase in short-term borrowing to support the AspenTech transaction.

The interest coverage ratio (earnings before income taxes plus interest expense, divided by interest expense) of 9.6X for the 12 months ended June 30, 2025 compares to 8.5X for the 12 months ended June 30, 2024.

The increase in the debt-to-capital ratios reflects increased short-term borrowings and long-term debt to fund the AspenTech transaction. On February 11, 2025, the Company entered into a $3 billion 364-day revolving backup credit facility to support increased commercial paper borrowings in connection with the AspenTech transaction. This facility is in addition to the Company's existing $3.5 billion revolving backup credit facility. Both credit facilities are unsecured and may be accessed under various interest rate alternatives at the Company's option. The fees to maintain the facilities are immaterial and the Company has not incurred any borrowings under either facility or previous facilities. Overall, the Company's commercial paper borrowings increased to approximately $5.4 billion at June 30, 2025. In March 2025, the Company issued €500 of 3.0% notes due March 2031, $500 of 5.0% notes due March 2035, and €500 of 3.5% notes due March 2037. Although the Company's financial leverage and debt ratios are currently elevated compared to its historical levels, Emerson expects to retain its investment-grade long-term debt ratings. Further, the Company expects its leverage and debt ratios to improve through its strong operating cash flows and disciplined capital allocation, including a targeted reduction in net debt of approximately $1 billion over the next 6-12 months.

Operating cash flow from continuing operations for the first nine months of fiscal 2025 was $2,664, an increase of $420 compared with $2,244 in the prior year, reflecting higher earnings and favorable changes in working capital. Free cash flow from continuing operations of $2,401 in the first nine months of fiscal 2025 (operating cash flow of $2,664 less capital expenditures of $263) increased $408 compared to free cash flow of $1,993 in 2024 (operating cash flow of $2,244 less capital expenditures of $251), reflecting the increase in operating cash flow. Cash used in investing activities from continuing operations was $393. Cash used by financing activities from continuing operations was $3,019, reflecting the purchase of the remaining outstanding shares of common stock of AspenTech not already owned by the Company for approximately $7.2 billion, share purchases of $1.1 billion and dividends, and the repayment of $500 of 3.15% notes that matured, partially offset by the increase in short and long-term debt discussed above.
Total cash provided by operating activities was $2,088 including the impact of discontinued operations, and decreased $160 compared with $2,248 in the prior year. The decrease reflected higher operating cash flow from continuing operations, offset by $585 of income taxes paid in the second quarter related to the sale of the Company's 40 percent non-controlling common equity interest in Copeland.
Emerson maintains a conservative financial structure designed to provide the strength and flexibility necessary to achieve our strategic objectives and has been successful in efficiently deploying cash where needed worldwide to fund operations, complete acquisitions and sustain long-term growth. Emerson is in a strong financial position, with total assets of $43 billion and common stockholders' equity of $20 billion, and has the resources available for reinvestment in existing businesses, strategic acquisitions and managing its capital structure on a short- and long-term basis.

FISCAL 2025 OUTLOOK
For fiscal year 2025, consolidated net sales from continuing operations are expected to be up approximately 3.5 percent, with underlying sales also up approximately 3.5 percent. Earnings per share are expected to be approximately $4.08, while adjusted earnings per share are expected to be approximately $6.00 (see the following reconciliation).

Outlook for Fiscal 2025 Earnings Per Share	2025

Diluted earnings from continuing operations per share	$4.08

Amortization of intangibles	~ 1.34
Restructuring and related costs	~ 0.22
Acquisition/divestiture fees and related costs	~ 0.27
Discrete taxes	~ 0.09

Adjusted diluted earnings from continuing operations per share	$6.00
Operating cash flow is expected to be approximately $3.6 billion and free cash flow, which excludes projected capital spending of approximately $0.4 billion, is expected to be approximately $3.2 billion. The fiscal 2025 outlook assumes returning approximately $2.3 billion to shareholders through approximately $1.1 billion of share repurchases and approximately $1.2 billion of dividend payments.
Statements in this report that are not strictly historical may be “forward-looking” statements, which represent management’s expectations, based on currently available information. Actual results, performance or achievements could differ materially from those expressed in any forward-looking statement. Any forward-looking statements in this report speak only as of the date of this report. Emerson undertakes no obligation to update any such statements to reflect new information or later developments. Examples of risks and uncertainties that may cause or actual results or performance to be materially different from those expressed or implied by forward looking statements include the scope, duration and ultimate impacts of the Russia-Ukraine and other global conflicts, as well as economic and currency conditions, market demand, pricing, protection of intellectual property, cybersecurity, tariffs, competitive and technological factors, inflation, among others, which are set forth in the “Risk Factors” of Part I, Item 1A, and the "Safe Harbor Statement" of Part II, Item 7, to the Company's Annual Report on Form 10-K for the year ended September 30, 2024, "Risk Factors" of Part II - Other Information, Item 1A of the Company's Quarterly Report on Form 10-Q for the three-month period ended June 30, 2025 and in subsequent reports filed with the SEC, which are hereby incorporated by reference. The outlook contained herein represents the Company's expectation for its consolidated results, other than as noted herein.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (000s)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (000s)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (000s)
April 2025	262	$95.30	262	19,765
May 2025	—	$—	—	19,765
June 2025	—	$—	—	19,765
Total	262	$95.30	262	19,765

In March 2020, the Board of Directors authorized the purchase of 60 million shares and a total of approximately 19.8 million shares remain available for purchase under the authorization.

Item 5. Other Information
During the three-month period ended June 30, 2025, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

(a) Exhibits (Listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32*	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

101.INS	Inline eXtensible Business Reporting Language (XBRL) Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMERSON ELECTRIC CO.

By	/s/ M. J. Baughman
M. J. Baughman
Executive Vice President, Chief Financial Officer
and Chief Accounting Officer
(on behalf of the registrant and as Chief Financial Officer)
August 6, 2025