Form 10-K
period 2025-09-30
EMERSON ELECTRIC CO
filed 2025-11-10
CIK 32604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended September 30, 2025

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

Aggregate market value of the voting stock held by nonaffiliates of the registrant as of close of business on
March 31, 2025: $61.5 billion.

Common stock outstanding at October 31, 2025: 561.8 million shares.

Documents Incorporated by Reference

1.    Portions of Emerson Electric Co. Notice of 2026 Annual Meeting of Shareholders and Proxy Statement incorporated by reference into Part III hereof.

PART I

ITEM 1 - BUSINESS

Emerson Electric Co. ("Emerson", "we", "us", "our" or the "Company”) is a global technology and software company that provides innovative solutions for customers in a wide range of end markets around the world. Through its leading automation portfolio, Emerson helps process, hybrid and discrete manufacturers optimize operations, protect personnel, reduce emissions and achieve their sustainability goals. Sales by geographic destination in 2025 were: the Americas, 51 percent; Asia, Middle East & Africa, 30 percent (China, 10 percent); and Europe, 19 percent.

Portfolio management is an integral component of Emerson's growth and value creation strategy. Over the past three years, the Company has taken significant actions to accelerate the transformation of its portfolio through the completion of strategic acquisitions and divestitures of non-core businesses. These actions were undertaken to create a cohesive, higher growth, higher margin industrial technology portfolio, and the Company is now a global automation leader serving a diversified set of end markets. The Company’s recent portfolio actions include the following transactions (note that all dollars in Item 1 are in millions, except where noted):

•On March 12, 2025, Emerson completed its purchase of the remaining outstanding shares of common stock of AspenTech not already owned by the Company for approximately $7.2 billion. As a result of the transaction, AspenTech is now a wholly owned subsidiary of the Company. AspenTech was reorganized upon completion of the transaction and now reports to Control Systems & Software leadership. AspenTech's results, which were previously reported as a separate segment, are now consolidated into the Control Systems & Software segment for all periods presented.

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

As a result of its portfolio transformation discussed above, the Company now reports six segments and two business groups, which are highlighted in the table below (see Note 20 for further details).

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

SOFTWARE AND CONTROL

Control Systems & Software

The Control Systems & Software segment provides control systems and software that control plant processes by collecting and analyzing information from measurement devices in the plant. These technologies determine optimal settings with software based on a customer's specific algorithms and use that information to adjust valves, pumps, motors, drives and other control hardware for maximum product quality, process efficiency, sustainability and safety. These solutions include distributed control systems, safety instrumented systems, SCADA systems, application software, digital twins, asset performance management and cybersecurity. Control Systems & Software solutions are predominantly used by process and hybrid manufacturers. This segment also includes the AspenTech business, which is a global leader in asset optimization software that enables industrial manufacturers to design, operate and maintain their operations for maximum performance. AspenTech combines decades of modeling, simulation and optimization capabilities with industrial operations expertise and applies advanced analytics to improve the profitability and sustainability of production assets. The purpose-built software drives value for customers by improving operational efficiency and maximizing productivity, reducing unplanned downtime and safety risks, and minimizing energy consumption and emissions. Products within our Control Systems & Software segment are marketed under a variety of brands including DeltaV and Ovation.

Test & Measurement

As discussed above, Emerson completed the acquisition of NI on October 11, 2023. This business is now referred to as Test & Measurement and is reported as a segment in the Software and Control business group. Test & Measurement provides software-connected automated test and measurement systems that enable enterprises to bring products to market faster and at a lower cost. The Test & Measurement business spans the full range of customer needs including modular instrumentation, data acquisition and control solutions, and general-purpose development software.

RESEARCH & DEVELOPMENT

Investing in innovation to accelerate organic growth is a critical component of Emerson's value creation strategy. The Company is focused on key growth initiatives across its software, control and intelligent devices portfolio. These initiatives include disruptive measurement technologies, software-defined automation systems, self-optimizing asset software and sustainability solutions. Total spending for R&D, engineering expense and customer-funded engineering and development was 8.1 percent of sales in 2025 and in 2024, compared to 6.9 percent in 2023.

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

BACKLOG

The Company’s estimated consolidated order backlog was $8.6 billion and $8.4 billion at September 30, 2025 and 2024. Approximately 75 percent of the Company’s consolidated backlog is expected to be recognized as revenue over the next 12 months, with the remainder substantially over the subsequent two years thereafter. Backlog by business group at September 30, 2025 and 2024 follows (dollars in millions):

	2024	2025
Intelligent Devices	$4,491	4,499
Software and Control	3,957	4,130
Total Backlog	$8,448	8,629

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

The skills, experience and industry knowledge of key employees significantly benefit Emerson's operations and performance. The Company's Board of Directors and management oversee various employee initiatives. Emerson supports and develops its employees through global training and development programs that build and strengthen employees' leadership and professional skills. Leadership development programs include intensive learning programs for new leaders as well as more established leaders. The Company also partners with educational institutions to help prepare current and future workers with the knowledge and skills they need to succeed.

To assess and improve employee retention and engagement, Emerson implemented a globally consistent, digital continuous listening strategy in 2023 through which all employees across the Company are surveyed annually and their feedback is used to drive actions that address areas of employee interest and concern. In 2025, 91 percent of employees participated (up from 89 percent in 2024) and Emerson's overall engagement score held steady at 79 percent. In addition, Emerson's inclusion index score increased by approximately 1 percentage point to 80 percent.

Employee health and safety in the workplace is also one of the Company’s core values. The Emerson Safety Council is led by our Chief Sustainability Officer and oversees our safety efforts, supported by health and safety leaders and committees that operate in our businesses and at local sites. Hazardous risks are actively identified in the workplace and management tracks both safety-related incidents and corrective actions. Driving safety culture and accountability to improve workplace safety remains a high priority across the Company. In 2025, the Company's total recordable rate of injuries was 0.25, and its lost or restricted workday case rate was 0.20 (both measured as the number of incidents per 100 employees).

We have identified other human capital priorities, including, among other things, providing competitive wages and benefits and promoting an inclusive culture.

Employee levels are managed to align with the pace of business and management believes it has sufficient human capital to operate its business successfully. The Company and its subsidiaries had approximately 71,000 employees at September 30, 2025. Management believes that the Company's employee relations are favorable.

A small portion of the Company’s U.S. employees are unionized, while outside the U.S., we have employees in certain countries, particularly in Europe, that are represented by an employee representative organization, such as a union, works council or employee association.

ENVIRONMENTAL SUSTAINABILITY

Emerson’s global purpose is to drive innovation that makes the world healthier, safer, smarter and more sustainable. Our environmental sustainability strategy is focused on driving progress within our operations and helping our customers achieve their environmental sustainability objectives. The Technology and Environmental Sustainability Board committee is tasked with overseeing strategy related to technology and R&D, the Company's product cybersecurity practices and Emerson's environmental sustainability goals and programs. Emerson’s environmental sustainability initiatives and strategy are discussed further in our 2024 Sustainability Report, which can be found on our website at www.Emerson.com; this report is not incorporated by reference and should not be considered part of this Form 10-K.

INTERNET ACCESS

Emerson's reports on Forms 10-K, 10-Q, 8-K and all amendments to those reports, as well as proxy statements, are available without charge through the Company’s website on the internet as soon as reasonably practicable after they are electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (SEC). They may be accessed as follows: ir.emerson.com/sec-filings.

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

We Engage in Acquisitions and Divestitures, Which Are Subject to Domestic and Foreign Regulatory Requirements, and May Encounter Difficulties in Integrating and Separating These Businesses and Therefore We May Not Realize the Anticipated Benefits

We regularly seek growth through strategic acquisitions as well as evaluate our portfolio for potential divestitures. These activities require favorable environments to execute these transactions, and we may encounter difficulties in obtaining the necessary regulatory approvals in both domestic and foreign jurisdictions. In 2025 and in past years, we have made various acquisitions and divestitures, including our purchase of the remaining outstanding shares of common stock of AspenTech not already owned by the Company, our acquisition of National Instruments, and our divestiture of the Climate Technologies business (now renamed Copeland), and entered into joint venture arrangements intended to complement or expand our business, and may continue to do so in the future. As a result of these transactions, the Company has a narrower business which is focused on higher growth markets including software, innovation and disruptive technologies, and may encounter more volatility and be more vulnerable to changing market conditions. The success of these transactions will depend on our ability to achieve higher rates of growth, integrate assets and personnel acquired in these transactions and to cooperate with our strategic partners. We may encounter difficulties in integrating acquisitions with our operations as well as separating divested businesses, and in managing strategic investments. Furthermore, we may not realize the degree, or timing, of anticipated benefits including, among others, increasing rates of profitability and growth. Any of the foregoing could adversely affect our business and results of operations.

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

We May Use Artificial Intelligence in Our Businesses and in Our Products and Services, and Challenges With Managing its Use Could Result in Reputational Harm, Competitive Harm, and Legal Liability, and Adversely Affect Our Results of Operations

Our businesses increasingly rely on artificial intelligence solutions to optimize our operations, improve customer experiences, and enhance our products and services. While the use of artificial intelligence presents significant opportunities, it also introduces a range of risks that could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.

Our artificial intelligence efforts subject us to risks related to accuracy, intellectual property infringement or misappropriation, data privacy, and cybersecurity, among others, and if our use of artificial intelligence becomes controversial, we may experience brand or reputational harm, competitive harm, or legal liability. Additionally, our competitors or other third parties may incorporate artificial intelligence into their products, services or operations more quickly or successfully than us, or develop superior products and services with the aid of artificial intelligence, which could impair our ability to compete effectively and adversely affect our results of operations. Finally, the regulatory landscape surrounding artificial intelligence is rapidly evolving and the use of artificial intelligence may be subject to new legal or regulatory requirements, the impact of which may be prohibitive or pose further risks from a legal or regulatory perspective.

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

We Are Subject to Litigation and Environmental Regulations That Could Adversely Impact Our Operating Results

We are, and may in the future be, a party to a number of legal proceedings and claims, including those involving intellectual property, commercial transactions, government contracts, the integration of emerging technologies (for example, artificial intelligence and machine learning, among others), M&A, employment, employee benefit plans, antitrust, anti-corruption, accounting, import and export, health and safety matters, product liability (including asbestos) and environmental matters, several of which claim, or may in the future claim, significant damages. Given the inherent uncertainty of litigation, we can offer no assurance that existing litigation or a future adverse development will not have a material adverse impact. We also are subject to various laws and regulations relating to environmental protection and the discharge of materials into the environment, and we could incur substantial costs as a result of the noncompliance with or liability for cleanup or other costs or damages under environmental laws. In addition, increased public awareness and concern regarding global climate change may result in more international, federal, and/or state or other stakeholder requirements or expectations that could result in more restrictive or expansive standards, such as stricter limits on greenhouse gas emissions or more prescriptive reporting of environmental, social, and governance metrics. There continues to be a lack of consistent climate change legislation and standards, which creates economic and regulatory uncertainty. While the Company has adopted certain voluntary goals or targets, environmental laws, regulations or standards may be changed, accelerated or adopted and impose significant operational restrictions and compliance requirements upon the Company, its products or customers, which could negatively impact the Company’s business, capital expenditures, results of operations, financial condition and competitive position.

Increasing Interest and Expectations with Respect to Environmental, Social, and Governance (ESG) Matters by Our Various Stakeholders Could Adversely Affect Our Business and Operating Results

In response to growing customer, investor, employee, governmental, and other stakeholder interest in our ESG practices, we have increased reporting of our ESG programs and performance and have established and announced our aspirational purpose, causes, values, and related commitments, goals or targets, including those regarding sustainability, greenhouse gas emissions, and our net zero ambition. Our ability to achieve such goals and aspirations is subject to numerous risks and uncertainties, many of which rely on the collective efforts of others or may be outside of our control. Such risks include, among others, the availability and adoption of new or additional technologies that reduce carbon or eliminate energy sources on a commercially reasonable basis, competing and evolving economic, policy and regulatory factors, the ability of suppliers and others to meet our sustainability and other goals, the availability of qualified candidates in our labor markets and our ability to recruit and retain diverse talent, and customer engagement in our goals. There may be times where actual outcomes vary from those aimed for or expected and sometimes challenges may delay or block progress. As a result, we cannot offer assurances that the results reflected or implied by any such statements will be realized or achieved. Moreover, standards and expectations for ESG matters continue to evolve and may be subject to varying interpretations, which may result in significant revisions to our goals or progress. In addition, certain of our product offerings may become less attractive as standards evolve. A failure or perceived failure to meet our aspirational purpose, causes, values, and related commitments, goals or targets within the timelines we announce, or at all, or a failure or perceived failure to meet evolving stakeholders expectations and standards, could damage our reputation, adversely affect employee retention or engagement or support from our various stakeholders and could subject us to government enforcement actions or penalties and private litigation. Such outcomes could negatively impact the Company’s business, capital expenditures, results of operations, financial condition and competitive position.

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

ITEM 2 - PROPERTIES

At September 30, 2025, the Company had approximately 120 manufacturing locations worldwide, of which approximately 35 were located in the United States and 85 were located outside the United States, primarily in Europe and Asia, and to a lesser extent in Canada and Latin America. Manufacturing locations by business are: Intelligent Devices, 105, including 35 in the Final Control segment, 25 in the Measurement & Analytical segment, 35 in the Discrete Automation segment, and 10 in the Safety & Productivity segment; and Software and Control, 10, including 2 in the Test & Measurement segment with the remaining in the Control Systems & Software segment. Additionally, there are 5 locations that support multiple segments. The majority of the locations are owned, with the remainder occupied under lease. The Company considers its facilities suitable and adequate for the purposes for which they are used. The Company also maintains a smaller number of administrative, sales, research and development, and distribution facilities.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following sets forth certain information as of November 10, 2025, with respect to the Company's executive officers. These officers have been elected or appointed to terms which expire February 3, 2026:

Name	Position	Age	Year First Appointed an Executive Officer

Lal Karsanbhai	President and Chief Executive Officer	56	2018

Ram Krishnan	Executive Vice President and Chief Operating Officer	54	2021

Michael Baughman	Executive Vice President, Chief Financial Officer and Chief Accounting Officer	60	2018

Michael Train	Senior Vice President and Chief Sustainability Officer	63	2016

Lisa Flavin	Senior Vice President, Chief Transformation and Chief Compliance Officer	60	2021

Peter Zornio	Senior Vice President and Chief Technology Officer	62	2022

Vidya Ramnath	Senior Vice President and Chief Marketing Officer	58	2023

Nick Piazza	Senior Vice President and Chief People Officer	47	2023

Michael Tang	Senior Vice President, Chief Legal Officer	51	2024

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

Ram Krishnan was appointed Executive Vice President and Chief Operating Officer in February 2021. Prior to his current position, Mr. Krishnan was President Final Control from November 2017 to February 2021, Chief Operating Officer Final Control from January 2017 to November 2017, and President Flow Solutions from 2016 through January 2017.

Michael Baughman was appointed Executive Vice President and Chief Financial Officer in May 2023, and Chief Accounting Officer in February 2018. Prior to his current position, Mr. Baughman was named Vice President and Controller in October 2017. Prior to that Mr. Baughman was Vice President, Finance, Global Operations, Quality, and Research and Development of Baxter International Inc., a global healthcare products company, from 2015 through September 2017, and Vice President, Finance, Medical Products of Baxter from 2013 to 2015.

Michael Train was appointed Senior Vice President and Chief Sustainability Officer in March 2021. Prior to his current position, Mr. Train was President from October 2018 to March 2021 and Executive President - Automation Solutions from October 2016 through October 2018, Executive Vice President - Automation Solutions from May 2016 through October 2016 and President of Global Sales for Emerson Process Management from 2010 through May 2016.

Lisa Flavin was appointed Senior Vice President and Chief Compliance Officer in March 2021, and assumed the additional role of Chief Transformation Officer in 2023. Prior to her current position, Ms. Flavin was Vice President and Chief Compliance Officer from February 2019 through March 2021 and Vice President, Audit and Chief Compliance Officer from February 2015 through February 2019.

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

INFORMATION ABOUT OUR DIRECTORS
The following sets forth certain information about the Company's Board of Directors as of November 10, 2025.

Name	Current or Former Position	Company

James Turley	Chair of the Emerson Board, and Retired Chairman and CEO	Ernst & Young

Mark Blinn	Former CEO, President and Director	Flowserve Corporation

Joshua Bolten	CEO	Business Roundtable

Calvin Butler	President and CEO	Exelon

Martin Craighead	Former Chairman, President and CEO	Baker Hughes

Gloria Flach	Retired Corporate Vice President and Chief Operating Officer	Northrop Grumman

Lal Karsanbhai	President and CEO	Emerson

Lori Lee	Global Marketing Officer and Senior Executive Vice President	AT&T Inc.

Matthew Levatich	Retired President and CEO	Harley-Davidson, Inc.

James McKelvey	Co-Founder, Block (formerly Square), Founder, Invisibly, Inc., and General Partner, Fintop Capital	Fintop Capital

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information regarding the market for the Company's common stock and dividend payments is set forth in Note 22 and is hereby incorporated by reference. There were approximately 13,500 stockholders of record at September 30, 2025.

Period	Total Number of Shares Purchased (000s)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (000s)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (000s)
July 2025	—	$—	—	19,765
August 2025	—	—	—	19,765
September 2025	155	128.90	155	19,610
Total	155	$128.90	155	19,610
In November 2025, the Board of Directors authorized the purchase of up to 50 million shares. This is in addition to the authorization approved by the Board in March 2020 for the purchase of up to 60 million shares, of which approximately 19.6 million shares remain available at September 30, 2025.
Shareholder Return Performance Graph
The following graph compares the total return on a cumulative basis through September 30, 2025, assuming reinvestment of dividends, of $100 invested in Company common stock as of market close on September 30, 2020 to the S&P 500 Index and the S&P 500 Capital Goods Index. This graph is not deemed to be “filed” with the U.S. Securities and Exchange Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934 (the Exchange Act), and should not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act of 1933 or the Exchange Act.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$300
$250
$200
$150
$100
$50
$0
9/20
9/21
9/22
9/23
9/24
9/25
Emerson Electric Co.
S&P 500
S&P 500 Capital Goods

	2020	2021	2022	2023	2024	2025	CAGR

Emerson	100	147	117	158	182	223	17.4%

S&P 500	100	130	110	134	182	214	16.4%

S&P 500 Capital Goods	100	134	114	146	210	255	20.6%

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

Non-GAAP Financial Measures
To supplement the Company’s financial information presented in accordance with U.S. generally accepted accounting principles (U.S. GAAP), management periodically uses certain “non-GAAP financial measures,” as such term is defined in Regulation G under SEC rules, to clarify and enhance understanding of past performance and prospects for the future. Generally, a non-GAAP financial measure is a numerical measure of a company’s operating performance, financial position or cash flows that excludes or includes amounts that are included in or excluded from the most directly comparable measure calculated and presented in accordance with U.S. GAAP. For example, non-GAAP measures may exclude the impact of certain items such as acquisitions or divestitures, amortization of intangibles, restructuring costs, discrete taxes, gains, losses and impairments, or items outside of management’s control, such as foreign currency exchange rate fluctuations. Management believes that the following non-GAAP financial measures provide investors and analysts useful insight into the Company’s financial position and operating performance. Any non-GAAP measure provided should be viewed in addition to, and not as an alternative to, the most directly comparable measure determined in accordance with U.S. GAAP, as identified in italics below. Further, the calculation of these non-GAAP financial measures may differ from the calculation of similarly titled financial measures presented by other companies and therefore may not be comparable among companies.
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
Adjusted earnings and earnings per share, which exclude certain gains and losses, impairments, restructuring costs, impacts of acquisitions or divestitures, amortization of intangibles, discrete taxes, or other items provide additional insight into the underlying, ongoing operating performance of the Company and facilitate period-to-period comparisons by excluding the earnings impact of these items. Management believes that presenting adjusted earnings and earnings per share excluding these items is more representative of the Company’s operational performance and may be more useful for investors (U.S. GAAP measures: earnings, earnings per share).
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

FINANCIAL REVIEW
Report of Management
The Company's management is responsible for the integrity and accuracy of the financial statements. Management believes that the financial statements for each of the years in the three-year period ended September 30, 2025 have been prepared in conformity with U.S. generally accepted accounting principles appropriate in the circumstances. In preparing the financial statements, management makes informed judgments and estimates where necessary to reflect the expected effects of events and transactions that have not been completed. The Company's disclosure controls and procedures ensure that material information required to be disclosed is recorded, processed, summarized and communicated to management and reported within the required time periods.
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
Management's Report on Internal Control Over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework and the criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that internal control over financial reporting was effective as of September 30, 2025.
The Company's auditor, KPMG LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of the Company's internal control over financial reporting.

/s/ S. L. Karsanbhai	/s/ Michael J. Baughman
S. L. Karsanbhai	Michael J. Baughman
President	Executive Vice President
and Chief Executive Officer	and Chief Financial Officer

Results of Operations
Years ended September 30
(Dollars in Item 7 are in millions, except per share amounts or where noted)

	2023	2024	2025	24 vs. 23	25 vs. 24

Net sales	$15,165	17,492	18,016	15%	3%
Gross profit	$7,427	8,885	9,519	20%	7%
Percent of sales	49.0%	50.8%	52.8%	1.8 pts	2.0 pts

SG&A	$4,186	5,142	5,103
Percent of sales	27.6%	29.4%	28.3%	1.8 pts	(1.1) pts

Loss on Copeland note receivable	$—	279	—
Gain on subordinated interest	$(161)	(79)	—

Other deductions, net	$506	1,434	1,245
Amortization of intangibles	$482	1,077	884
Restructuring costs	$72	228	136

Interest expense, net	$34	175	237
Interest income from related party	$(41)	(86)	—

Earnings from continuing operations before income taxes	$2,903	2,020	2,934	(30)%	45%
Percent of sales	19.1%	11.5%	16.3%	(7.6) pts	4.8 pts
Earnings from continuing operations common stockholders	$2,286	1,618	2,285	(29)%	41%
Percent of sales	15.1%	9.2%	12.7%	(5.9) pts	3.5 pts
Net earnings common stockholders	$13,219	1,968	2,293	(85)%	17%
Percent of sales	87.2%	11.2%	12.7%	(76.0) pts	1.5 pts

Diluted EPS – Earnings from continuing operations	$3.96	2.82	4.03	(29)%	43%
Diluted EPS – Net earnings	$22.88	3.43	4.04	(85)%	18%

Adjusted Diluted EPS – Earnings from continuing operations	$4.44	5.49	6.00	24%	9%

OVERVIEW

On March 12, 2025, Emerson completed its purchase of the remaining outstanding shares of common stock of AspenTech not already owned by the Company for approximately $7.2 billion. As a result of the transaction, AspenTech is now a wholly owned subsidiary of the Company. AspenTech was reorganized upon completion of the transaction and now reports to Control Systems & Software leadership. AspenTech's results, which were previously reported as a separate segment, are now consolidated into the Control Systems & Software segment for all periods presented. See Notes 4 and 20.
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
Overall, in 2025 sales were $18.0 billion, up 3 percent compared with the prior year. Underlying sales, which exclude foreign currency translation, acquisitions and divestitures, were also up 3 percent.

Net earnings from continuing operations attributable to common stockholders were $2,285 in 2025, up 41 percent compared with prior year earnings of $1,618, and diluted earnings per share from continuing operations were $4.03, up 43 percent versus $2.82 in 2024. The prior year included purchase accounting related impacts from the NI acquisition and higher associated restructuring charges, and a pretax loss of $279 ($217 after-tax, $0.38 per share) related to the Company's definitive agreement to sell its Copeland note receivable for $1.9 billion. Adjusted diluted earnings per share from continuing operations were $6.00 compared with $5.49 in the prior year, reflecting sales growth and strong operating performance.

The Company generated operating cash flow from continuing operations of $3.7 billion in 2025, an increase of $359, or 11 percent, reflecting higher earnings and favorable changes in working capital.

The table below presents the Company's diluted earnings per share from continuing operations on an adjusted basis to facilitate period-to-period comparisons and provide additional insight into the underlying, ongoing operating performance of the Company. Adjusted diluted earnings per share from continuing operations excludes intangibles amortization expense, restructuring expense, first year purchase accounting related items and transaction-related costs, interest income on undeployed proceeds related to the Copeland transaction, and certain gains, losses or impairments.

	2023	2024	2025
Diluted earnings from continuing operations per share	$3.96	2.82	4.03

Amortization of intangibles	0.62	1.43	1.35
Restructuring and related costs	0.14	0.33	0.23
Acquisition/divestiture fees and related costs	0.13	0.26	0.33
Discrete taxes	—	(0.10)	0.06
Amortization of acquisition-related inventory step-up	—	0.38	—
Loss on Copeland note receivable	—	0.38	—
Loss on divestiture of businesses	—	0.09	—
Gain on subordinated interest	(0.21)	(0.10)	—
National Instruments investment gain	(0.07)	—	—
AspenTech Micromine purchase price hedge	(0.02)	—	—
Interest income on undeployed proceeds from Copeland transaction	(0.19)	—	—
Russia business exit charge	0.08	—	—

Adjusted diluted earnings from continuing operations per share	$4.44	5.49	6.00
The table below summarizes the changes in adjusted diluted earnings per share from continuing operations. The items identified below are discussed throughout MD&A, see further discussion above and in the Business Segments and Financial Position sections below.

	2024	2025
Adjusted diluted earnings from continuing operations per share - prior year	$4.44	5.49

Operations	1.06	0.62
Noncontrolling interests	—	0.13
Corporate and other	(0.02)	—
Stock compensation	0.05	(0.02)
Foreign currency	(0.07)	(0.01)
Pensions	—	(0.09)
Effective tax rate	(0.06)	—
Interest expense, net	0.06	(0.20)
Share count	0.03	0.08

Adjusted diluted earnings from continuing operations per share - current year	$5.49	6.00

NET SALES
Net sales for 2025 were $18.0 billion, an increase of $0.5 billion, or 3 percent compared with 2024. Intelligent Devices sales increased 2 percent, while Software and Control sales increased 5 percent. Underlying sales were up 3 percent on 2.5 percent higher price and 0.5 percent higher volume. Underlying sales were up 5 percent in the U.S. and up 1 percent internationally.

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
INTERNATIONAL SALES
Emerson is a global business with international sales representing 59 percent of total sales in 2025, including U.S. exports.
International destination sales, including U.S. exports, increased 1 percent, to $10.6 billion in 2025, reflecting the Company's overall increase in sales. U.S. exports of $1.4 billion were up 5 percent compared with 2024. Underlying international destination sales were up 1 percent. Underlying sales increased 3 percent in Asia, Middle East & Africa (China down 4 percent) and 7 percent in Canada, while Europe decreased 2 percent and Latin America was flat. Origin sales by international subsidiaries, including shipments to the U.S., totaled $9.4 billion in 2025, up 1 percent compared with 2024.

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

On March 12, 2025, Emerson completed its purchase of the remaining outstanding shares of common stock of AspenTech not already owned by the Company for approximately $7.2 billion. Emerson also incurred fees of $76 ($65 after-tax) and paid $76 to settle certain AspenTech share-based awards that were outstanding prior to the transaction closing. The purchase of the remaining outstanding shares and related costs are reported as an adjustment to Equity. Separately, AspenTech incurred $127 ($113 after-tax) of deal-related fees which are reported as acquisition/divestiture costs in Other deductions, net. AspenTech is now reported as a part of the Control Systems & Software segment in the Software and Control business group, see Note 20.

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

On March 31, 2023, Emerson completed the divestiture of Metran, its Russia-based manufacturing subsidiary and in 2023, recognized a pretax loss of $47 in Other deductions ($47 after-tax, in total $0.08 per share) related to its exit of business operations in Russia. Emerson's historical net sales in Russia represented approximately 2.0 percent of consolidated annual sales.

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

See Notes 4, 5 and 8 and Item 1A - "Risk Factors" for further information on acquisitions and divestitures.

COST OF SALES
Cost of sales for 2025 were $8,497, a decrease of $110 compared with $8,607 in 2024. Gross profit was $9,519 in 2025 compared to $8,885 in 2024, while gross margin increased 2.0 percentage points to 52.8 percent. The prior year reflected the impact from acquisition-related inventory step-up amortization of $231, which negatively impacted margins by approximately 1.3 percentage points. Favorable price less net material inflation also contributed to the increase in gross margin.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
SG&A expenses of $5,103 in 2025 decreased $39 compared with 2024 and SG&A as a percent of sales decreased 1.1 percentage points to 28.3 percent, reflecting savings from cost reduction actions (primarily at Test & Measurement and AspenTech).

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

GAIN ON SUBORDINATED INTEREST
In 2023, the Company received distributions related to its subordinated interest in Vertiv totaling $161 ($122 after-tax, $0.21 per share) and received $15 related to gains recognized in 2022. In 2024, the Company received its final distribution of $79 ($60 after-tax, $0.10 per share).
OTHER DEDUCTIONS, NET
Other deductions, net were $1,245 in 2025, a decrease of $189 compared with 2024, reflecting lower intangibles amortization of $193 (including $136 of backlog amortization in the prior year related to the Test & Measurement acquisition) and lower restructuring expense of $92, partially offset by higher acquisition/divestiture fees and related costs which increased by $118. The prior year also included divestiture losses of $48.

Other deductions, net were $1,434 in 2024, an increase of $928 compared with 2023. 2024 included intangibles amortization related to the Test & Measurement acquisition of $560, while restructuring costs increased by $156 and acquisition/divestiture costs increased by $27. The Company also incurred divestiture losses of $48 ($50 after-tax, $0.09 per share).

INTEREST EXPENSE, NET
Interest expense, net was $237, $175 and $34 in 2025, 2024 and 2023, respectively. The increase in 2025 reflects higher levels of debt to support the AspenTech transaction. Results in 2023 included interest income on undeployed proceeds from the Copeland transaction of $141 ($108 after-tax, $0.19 per share).

Interest income from related party was $86 and $41 in 2024 and 2023, respectively and reflects non-cash interest income on the Copeland note receivable, which was capitalized to the carrying value of the note through the date of the sale agreement.

EARNINGS BEFORE INCOME TAXES
Pretax earnings from continuing operations of $2,934 increased $914 in 2025, up 45 percent compared with 2024. Earnings increased $146 in Intelligent Devices and increased $545 in Software and Control.

Pretax earnings from continuing operations of $2,020 decreased $883 in 2024, down 30 percent compared with 2023, which included the impact of acquisition-related inventory step-up amortization, higher amortization due to the Test & Measurement acquisition, and the loss on the Copeland note receivable. Earnings increased $191 in Intelligent Devices and decreased $140 in Software and Control.

INCOME TAXES
Income taxes were $696, $415 and $642 for 2025, 2024 and 2023, respectively, resulting in effective tax rates of 24 percent, 21 percent and 22 percent in 2025, 2024 and 2023, respectively. The current year rate was negatively impacted by discrete tax items totaling $36 ($0.06 per share) and fees incurred by AspenTech which were not fully deductible (see Note 4). In total, the net impact of these items increased the rate by approximately 2 percentage points. The prior year rate included a $57 ($0.10 per share) benefit related to discrete tax items and a benefit from return-to-provision adjustments related to the filing of the prior year U.S. tax return, partially offset by unfavorable impacts from inventory step-up amortization and the divestiture losses (see Note 4), which were non-deductible for tax purposes. In total, the net impact of these items benefited the rate by approximately 1 percentage point. See Note 16.

NET EARNINGS AND EARNINGS PER SHARE
Net earnings from continuing operations attributable to common stockholders in 2025 were $2,285, up 41 percent compared with 2024, and diluted earnings per share from continuing operations were $4.03, up 43 percent compared with $2.82 in 2024. Adjusted diluted earnings per share from continuing operations were $6.00 compared with $5.49 in the prior year. See the analysis of adjusted earnings per share in the Overview section for further details. Earnings from discontinued operations attributable to common stockholders in 2025 were $8 ($0.01 per share), compared to $350 ($0.61 per share) in 2024. Net earnings attributable to common stockholders were $2,293 ($4.04 per share) compared with $1,968 ($3.43 per share) in 2024.

Net earnings from continuing operations attributable to common stockholders in 2024 were $1,618, down 29 percent compared with 2023, and diluted earnings per share from continuing operations were $2.82, down 29 percent compared with $3.96 in 2023, reflecting the impact of acquisition-related inventory step-up amortization, higher amortization due to the Test & Measurement acquisition, and the loss on the Copeland note receivable. Adjusted diluted earnings per share from continuing operations were $5.49 compared with $4.44 in the prior year. See the analysis of adjusted earnings per share in the Overview section for further details. Earnings from discontinued operations attributable to common stockholders in 2024 were $350 ($0.61 per share) and included the gain on the sale of the Company's 40 percent non-controlling common equity interest in Copeland of $539 ($435 after-tax). Earnings from discontinued operations in 2023 were $10,933 ($18.92 per share), which included the $8.4 billion after-tax gain on the Copeland transaction and the $2.1 billion after-tax gain on the divestiture of InSinkErator. See Note 5. Net earnings common stockholders were $1,968 ($3.43 per share) in 2024 compared with $13,219 ($22.88 per share) in 2023.

The table below, which shows results on an adjusted EBITA basis, is intended to supplement the Company's discussion of its results of operations herein.

	2023	2024	2025	24 vs. 23	25 vs. 24

Earnings from continuing operations before income taxes	$2,903	2,020	2,934	(30)%	45%
Percent of sales	19.1%	11.5%	16.3%	(7.6) pts	4.8 pts
Interest expense, net	34	175	237
Interest income from related party	(41)	(86)	—
Amortization of intangibles	678	1,274	1,083
Restructuring and related costs	92	244	162
Acquisition/divestiture fees and related costs	84	220	277
Amortization of acquisition-related inventory step-up	—	231	—
Loss on Copeland note receivable	—	279	—
Loss on divestitures of businesses	—	48	—
Gain on subordinated interest	(161)	(79)	—
National Instruments investment gain	(56)	—	—
AspenTech Micromine purchase price hedge	(24)	—	—
Russia business exit charge	47	—	—
Adjusted EBITA from continuing operations	$3,556	4,326	4,693	22%	8%
Percent of sales	23.4%	24.7%	26.0%	1.3 pts	1.3 pts

Business Segments
Following is an analysis of segment results for 2025 compared with 2024, and 2024 compared with 2023. The Company defines segment earnings as earnings before interest and income taxes.

INTELLIGENT DEVICES
	2024	2025	Change	FX	Acq/Div	U/L
Sales:
Final Control	$4,204	4,380	4%	—%	—%	4%
Measurement & Analytical	4,061	4,143	2%	—%	—%	2%
Discrete Automation	2,506	2,521	1%	—%	—%	1%
Safety & Productivity	1,390	1,356	(2)%	(1)%	—%	(3)%
Total	$12,161	12,400	2%	—%	—%	2%

Earnings:
Final Control	$977	1,081	11%
Measurement & Analytical	1,056	1,112	5%
Discrete Automation	466	469	1%
Safety & Productivity	308	291	(5)%
Total	$2,807	2,953	5%
Margin	23.1%	23.8%	0.7 pts

Amortization of intangibles:
Final Control	$87	86
Measurement & Analytical	55	45
Discrete Automation	34	32
Safety & Productivity	26	27
Total	$202	190

Restructuring and related costs:
Final Control	$17	9
Measurement & Analytical	26	25
Discrete Automation	35	30
Safety & Productivity	7	5
Total	$85	69

Adjusted EBITA	$3,094	3,212	4%
Adjusted EBITA Margin	25.4%	25.9%	0.5 pts

2025 vs. 2024 - Intelligent Devices sales were $12.4 billion in 2025, an increase of $239, or 2 percent. Underlying sales increased 2 percent on higher price, while volume was favorable at Final Control and Measurement & Analytical, offset by decreased volume at Discrete Automation and Safety & Productivity. Underlying sales increased 3 percent in the Americas (U.S. up 4 percent), decreased 3 percent in Europe and increased 2 percent in Asia, Middle East & Africa (China down 3 percent). Sales for Final Control increased $176, or 4 percent, reflecting strength in power end markets. Sales for Measurement & Analytical increased $82, or 2 percent, reflecting mixed geographic results and difficult comparisons. Discrete Automation sales increased $15, or 1 percent, reflecting solid growth in the Americas, mostly offset by softness in Europe and Asia, Middle East & Africa. Safety & Productivity sales decreased $34, or 2 percent, reflecting softness in all geographies. Earnings for Intelligent Devices were $2,953, an increase of $146, or 5 percent, and margin increased 0.7 percentage points to 23.8 percent, reflecting favorable price less net material inflation. Adjusted EBITA margin was 25.9 percent, an increase of 0.5 percentage points.

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

SOFTWARE AND CONTROL
	2024	2025	Change	FX	Acq/Div	U/L
Sales:
Control Systems & Software	$3,935	4,205	7%	—%	—%	7%
Test & Measurement	1,464	1,486	2%	(1)%	—%	1%
Total	$5,399	5,691	5%	—%	—%	5%

Earnings:
Control Systems & Software	$572	895	57%
Test & Measurement	(290)	(68)	77%
Total	$282	827	193%
Margin	5.2%	14.5%	9.3 pts

Amortization of intangibles:
Control Systems & Software	$512	468
Test & Measurement	560	425
Total	$1,072	893

Restructuring and related costs:
Control Systems & Software	$23	25
Test & Measurement	81	18
Total	$104	43

Adjusted EBITA	$1,458	1,763	21%
Adjusted EBITA Margin	27.0%	31.0%	4.0 pts
2025 vs. 2024 - Software and Control sales were $5.7 billion in 2025, an increase of $292, or 5 percent compared to the prior year. Underlying sales increased 5 percent on 2.5 percent higher volume and 2.5 percent higher price. Underlying sales increased 9 percent in the Americas (U.S. up 10 percent), decreased 1 percent in Europe and increased 4 percent in Asia, Middle East & Africa (China down 6 percent). Sales for Control Systems & Software increased $270, or 7 percent, reflecting strong growth at AspenTech (including a favorable impact related to the timing of contract renewals) and favorable demand in process and power end markets across all geographies. Test & Measurement sales increased $22, or 2 percent, reflecting strong growth in the Americas, offset by softness in Europe and China. Earnings for Software and Control were $827, an increase of $545, or 193 percent, and margin increased 9.3 percentage points to 14.5 percent, reflecting leverage on higher Control Systems & Software sales (including a benefit related to the timing of AspenTech contract renewals), higher price, savings from cost reduction actions (primarily at Test & Measurement and AspenTech), lower intangibles amortization, and lower restructuring and related costs compared to the prior year. Adjusted EBITA margin was 31.0 percent, an increase of 4.0 percentage points.

SOFTWARE AND CONTROL
	2023	2024	Change	FX	Acq/Div	U/L
Sales:
Control Systems & Software	$3,648	3,935	8%	—%	—%	8%
Test & Measurement	—	1,464	—%
Total	$3,648	5,399	48%	—%	(40)%	8%

Earnings:
Control Systems & Software	$422	572	35%
Test & Measurement	—	(290)
Total	$422	282	(33)%
Margin	11.6%	5.2%	(6.4) pts

Amortization of intangibles:
Control Systems & Software	$508	512
Test & Measurement	—	560
Total	$508	1,072

Restructuring and related costs:
Control Systems & Software	$10	23
Test & Measurement	—	81
Total	$10	104

Adjusted EBITA	$940	1,458	55%
Adjusted EBITA Margin	25.8%	27.0%	1.2 pts
2024 vs. 2023 - Software and Control sales were $5.4 billion in 2024, an increase of $1,751, or 48 percent compared to 2023, reflecting the impact of the NI acquisition. Underlying sales increased 8 percent on 5 percent higher volume and 3 percent higher price. Underlying sales increased 8 percent in the Americas (U.S. up 7 percent), increased 9 percent in Europe and increased 8 percent in Asia, Middle East & Africa (China down 5 percent). Sales for Control Systems & Software increased $287, or 8 percent, reflecting strong international demand in process and hybrid end markets while power end markets were strong globally. AspenTech sales were up modestly. Test & Measurement sales were $1,464. Earnings for Software and Control were $282, a decrease of $140, or 33 percent, and margin decreased 6.4 percentage points to 5.2 percent, reflecting the impact from $560 of incremental intangibles amortization related to the Test & Measurement acquisition. Adjusted EBITA margin was 27.0 percent, an increase of 1.2 percentage points, reflecting leverage on higher sales and higher price, partially offset by the impact of the Test & Measurement acquisition.

Financial Position, Liquidity and Capital Resources

Emerson maintains a conservative financial structure to provide the strength and flexibility necessary to achieve our strategic objectives and efficiently deploy cash where needed worldwide to fund operations, complete acquisitions and sustain long-term growth. Emerson is in a strong financial position, with total assets of $42 billion and stockholders' equity of $20 billion, and has the resources available for reinvestment in existing businesses, strategic acquisitions and managing its capital structure on a short- and long-term basis.

The Company continues to generate substantial operating cash flow, including approximately $3.7 billion from continuing operations in 2025. Cash flows have been and are expected to be sufficient for at least the next 12 months to meet the Company’s operating requirements, including those related to salaries and wages, working capital, capital expenditures, and other liquidity requirements associated with operations. The Company also has certain contractual obligations, primarily long-term debt and operating leases (see Notes 9, 12 and 13). The Company has been able to readily meet all its funding requirements and currently believes that sufficient funds will be available to meet its needs for the foreseeable future through operating cash flow, existing resources, short- and long-term debt capacity, or its revolving backup credit facilities under which it has not incurred any borrowings.

CASH FLOW
	2023	2024	2025

Operating Cash Flow	$2,710	3,317	3,676
Percent of sales	17.9%	19.0%	20.4%
Capital Expenditures	$363	419	431
Percent of sales	2.4%	2.4%	2.4%
Free Cash Flow (Operating Cash Flow less Capital Expenditures)	$2,347	2,898	3,245
Percent of sales	15.5%	16.6%	18.0%
Operating Working Capital	$1,283	1,394	2,039
Percent of sales	8.5%	8.0%	11.3%

Operating cash flow from continuing operations for 2025 was $3.7 billion, an increase of $359, or 11 percent compared with 2024, reflecting higher earnings and favorable changes in working capital. Operating cash flow from continuing operations for 2024 was $3.3 billion, an increase of 22 percent compared to $2.7 billion in 2023, reflecting higher earnings (excluding the impact of non-cash items related to the NI acquisition and the loss on the Copeland note receivable). Acquisition-related costs and integration activities negatively impacted 2024 operating cash flow by approximately $235.

At September 30, 2025, operating working capital as a percent of sales was 11.3 percent compared with 8.0 percent in 2024 and 8.5 percent in 2023. The change in operating working capital compared to the prior year was due to the payment of income taxes of approximately $0.6 billion in 2025 related to the sale of the Company's 40 percent non-controlling common equity interest in Copeland. Total operating working capital increased in 2024 due to the NI acquisition, but improved as a percent of sales compared to 2023 due to improvements in inventory levels.

Free cash flow from continuing operations (operating cash flow less capital expenditures) was $3,245 in 2025, up 12 percent, reflecting the increase in operating cash flow. Free cash flow from continuing operations was $2,898 in 2024, compared with $2,347 in 2023. Net cash paid in connection with acquisitions was $37, $8,342 and $705 in 2025, 2024 and 2023, respectively.

Total cash provided by operating activities including the impact of discontinued operations was $3,098, $3,332 and $637 in 2025, 2024 and 2023, respectively. The decrease in 2025 reflected higher operating cash flow from continuing operations, offset by approximately $0.6 billion of income taxes paid related to the sale of the Company's 40 percent non-controlling common equity interest in Copeland. The lower cash flow in 2023 was due to approximately $2.3 billion of income taxes paid related to the gains on the Copeland transaction and InSinkErator divestiture and subsidiary restructurings related to the Copeland transaction.

Dividends were $1,192 ($2.11 per share) in 2025, compared with $1,201 ($2.10 per share) in 2024 and $1,198 ($2.08 per share) in 2023. In November 2025, the Board of Directors voted to increase the quarterly cash dividend to an annualized rate of $2.22 per share.

Purchases of Emerson common stock totaled $1,167, $435 and $2,000 in 2025, 2024 and 2023, respectively, at average per share prices of $125.66, $99.04 and $94.09. AspenTech repurchases were $208 in 2024. In November 2025, the Board of Directors authorized the purchase of up 50 million shares. This is in addition to the authorization approved by the Board in March 2020 for the purchase of up to 60 million shares, of which approximately 19.6 million shares remain available at September 30, 2025. The Company purchased 9.3 million shares in 2025, 4.4 million shares in 2024 and 21.3 million shares in 2023.

LEVERAGE/CAPITALIZATION
	2023	2024	2025

Total Assets	$42,746	44,246	41,964
Long-term Debt	$7,610	7,155	8,319
Common Stockholders' Equity	$20,689	21,636	20,282

Total Debt-to-Total Capital Ratio	28.3%	26.2%	39.3%
Net Debt-to-Net Capital Ratio	0.5%	15.9%	36.2%
Operating Cash Flow-to-Debt Ratio	33.2%	43.2%	28.0%
Interest Coverage Ratio	12.1X	7.2X	8.6X

Total debt, which includes long-term debt, current maturities of long-term debt, commercial paper and other short-term borrowings, was $13,116, $7,687 and $8,157 as of September 30, 2025, 2024 and 2023, respectively. The increase in 2025 reflects increased short-term borrowings and long-term debt to fund the AspenTech transaction. Overall, the Company's commercial paper borrowings increased to approximately $4.2 billion at September 30, 2025. In March 2025, the Company issued €500 of 3.0% notes due March 2031, $500 of 5.0% notes due March 2035, and €500 of 3.5% notes due March 2037. The decrease in 2024 reflected the repayment of €500 of 0.375% euro notes that matured in May 2024. See Note 4 and Note 13.

The increase in the debt-to-total capital ratios in 2025 reflects the increased commercial paper and long-term debt discussed above. The total debt-to-capital ratio decreased slightly in 2024, reflecting repayments of long-term debt, while the net debt-to-net capital ratio increased reflecting the use of cash held on the balance sheet at September 30, 2023 that was used to complete the NI acquisition. Although the Company's financial leverage and debt ratios are currently elevated compared to its historical levels, Emerson expects to retain its investment-grade long-term debt ratings. Further, the Company expects its leverage and debt ratios to improve through disciplined capital allocation, which includes using a portion of its cash flows to reduce net debt.

The interest coverage ratio is computed as earnings before income taxes plus interest expense, divided by interest expense. The interest coverage ratio in 2025 reflects higher interest expense due to the increased short-term borrowings and long-term debt discussed above. The lower ratio in 2024 reflects lower GAAP pretax earnings largely due to the NI acquisition. Excluding the impact from acquisition-related inventory step-up amortization of $231, higher intangibles amortization of $595, acquisition/divestiture fees and related costs of $220, higher restructuring and related costs of $152, the loss of $279 on the Copeland note receivable and the gain on the subordinated interest of $79, the interest coverage ratio was 11.6X.

On February 11, 2025, the Company entered into a $3 billion, 364-day revolving backup credit facility to support increased commercial paper borrowings in connection with the AspenTech transaction. This facility is in addition to the Company's existing $3.5 billion revolving backup credit facility with various banks, which was entered into in February 2023. The credit facilities are maintained to support general corporate purposes, including commercial paper borrowings. The Company has not incurred any borrowings under these or previous facilities. The credit facilities contain no financial covenants and are not subject to termination based on a change of credit rating or material adverse changes. The facilities are unsecured and may be accessed under various interest rate alternatives at the Company’s option. Fees to maintain the facilities are immaterial. The Company also maintains a universal shelf registration statement on file with the SEC under which it can issue debt securities, preferred stock, common stock, warrants, share purchase contracts or share purchase units without a predetermined limit. Securities can be sold in one or more separate offerings with the size, price and terms to be determined at the time of sale.

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

VALUATION OF ASSETS AND LIABILITIES
Assets and liabilities acquired in business combinations, including intangible assets, are accounted for using the acquisition method and recorded at their respective fair values. In 2024, the Company completed the acquisition of National Instruments Corporation and engaged an independent third-party valuation specialist to assist in the determination of the fair value of intangible assets. This included the use of certain assumptions and estimates, including projected revenue for customer relationship and developed technology intangible assets, the attrition rate for customer relationship intangible assets, and the obsolescence rate for developed technology intangible assets. Although we believe the assumptions and estimates to be reasonable and appropriate, they require judgment and are based on experience and historical information obtained from National Instruments Corporation.

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

RETIREMENT PLANS
The Company maintains a prudent long-term investment strategy consistent with the duration of pension obligations. The determination of defined benefit plan expense and liabilities is dependent on various assumptions, including the expected annual rate of return on plan assets, the discount rate and the rate of annual compensation increases. In accordance with U.S. generally accepted accounting principles, actual results that differ from the Company's assumptions are accumulated as deferred actuarial gains or losses and amortized to expense in future periods. The Company's principal U.S. defined benefit plan is closed to employees hired after January 1, 2016 while shorter-tenured employees ceased accruing benefits effective October 1, 2016. Effective January 1, 2025, the Company implemented a new profit sharing retirement program for all U.S. non-union employees. Eligible employees receive a base contribution to a cash balance account administered within the principal U.S. defined benefit plan, funded by surplus pension assets, as well as a potential profit sharing contribution to their defined contribution account. For employees that had continued to accrue benefits in the principal U.S. defined benefit plan, future service after December 31, 2024 is frozen.

As of September 30, 2025, the U.S. pension plans were overfunded by $856 in total (approximately 29 percent in excess of the projected benefit obligation), including unfunded plans totaling $161. The non-U.S. plans were underfunded by $65, including unfunded plans totaling $242. The Company contributed a total of $46 to defined benefit plans in 2025 and expects to contribute approximately $40 in 2026. At year-end 2025, the discount rate for U.S. plans was 5.27 percent, and was 4.97 percent in 2024. The assumed investment return on plan assets was 6.50 percent in 2025, 6.50 percent in 2024 and 6.00 percent in 2023, and will be 6.75 percent for 2026. While management believes its assumptions used are appropriate, actual experience may differ. A 0.25 percentage point decrease in the U.S. and non-U.S. discount rates would have increased the total projected benefit obligation at September 30, 2025 by $100 and increased 2026 pension expense by $10. A 0.25 percentage point decrease in the expected return on plan assets would increase 2026 pension expense by $10. See Note 14.

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

Cash repatriated to the U.S. is generally not subject to U.S. federal income taxes. No provision is made for withholding taxes and any other applicable income taxes on the undistributed earnings of non-U.S. subsidiaries where these earnings are considered indefinitely reinvested or otherwise retained for continuing international operations. Determination of the amount of taxes that might be paid on these undistributed earnings if eventually remitted is not practicable. See Notes 1 and 16.

Other Items

LEGAL MATTERS
At September 30, 2025, there were no known contingent liabilities (including guarantees, pending litigation, taxes and other claims) that management believes will be material in relation to the Company's financial statements, nor were there any material commitments outside the normal course of business.

NEW ACCOUNTING PRONOUNCEMENTS
In the fourth quarter of 2025, the Company adopted ASU No. 2023-07 (Topic 280), Improvements to Reportable Segment Disclosures, which requires disclosure of significant segment expenses on an annual and interim basis. The new standard also requires disclosure of the Company's chief operating decision maker and interim disclosure of each reportable segment's total assets. This standard has no impact on the accounting for reportable segments. See Note 20.

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

In December 2023, the FASB issued ASU No. 2023-09 (Topic 740), Improvements to Income Tax Disclosures, which expands the disclosures required with respect to the income tax rate reconciliation and income taxes paid both in U.S. and foreign jurisdictions. The updates, which are effective in fiscal 2026, change disclosures only and will not impact the Company’s results of operations.

In November 2024, the FASB issued ASU No. 2024-03 (Subtopic 220-40), Disaggregation of Income Statement Expenses, which requires expanded disclosures of specific expense categories in the notes to financial statements. The updates, which are effective for annual periods in fiscal 2028 and interim periods in fiscal 2029, change disclosures only and will not impact the Company’s results of operations.

FISCAL 2026 OUTLOOK
For fiscal year 2026, consolidated net sales from continuing operations are expected to be up approximately 5.5 percent, with underlying sales up approximately 4 percent, excluding a 1.5 percent favorable impact from foreign currency translation. Earnings per share are expected to be $4.73 to $4.93, while adjusted earnings per share are expected to be $6.35 to $6.55 (see the following reconciliation).

Outlook for Fiscal 2026 Earnings Per Share	2026

Diluted earnings per share	$4.73 - $4.93

Amortization of intangibles	~ 1.42
Restructuring and related costs	~ 0.15
Acquisition/divestiture fees and related costs	~ 0.05

Adjusted diluted earnings per share	$6.35 - $6.55
Operating cash flow is expected to be $4.0 to $4.1 billion and free cash flow, which excludes projected capital spending of approximately $0.45 billion, is expected to be $3.5 to $3.6 billion. The fiscal 2026 outlook assumes approximately $2.2 billion returned to shareholders through approximately $1.0 billion of share repurchases and approximately $1.2 billion of dividend payments.
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

Consolidated Statements of Earnings
EMERSON ELECTRIC CO. & SUBSIDIARIES

Years ended September 30
(Dollars and shares in millions, except per share amounts)

	2023	2024	2025

Net sales	$15,165	17,492	18,016

Cost of sales	7,738	8,607	8,497
Selling, general and administrative expenses	4,186	5,142	5,103
Gain on subordinated interest	(161)	(79)	—
Loss on Copeland note receivable	—	279	—
Other deductions, net	506	1,434	1,245
Interest expense, net of interest income of: 2023, $227; 2024, $148; 2025, $150	34	175	237
Interest income from related party	(41)	(86)	—
Earnings from continuing operations before income taxes	2,903	2,020	2,934
Income taxes	642	415	696
Earnings from continuing operations	2,261	1,605	2,238
Discontinued operations, net of tax of $2,969, $85 and $(4), respectively	10,939	350	8
Net earnings	13,200	1,955	2,246
Less: Noncontrolling interests in earnings of subsidiaries	(19)	(13)	(47)
Net earnings common stockholders	$13,219	1,968	2,293

Earnings common stockholders:
Earnings from continuing operations	$2,286	1,618	2,285
Discontinued operations	10,933	350	8
Net earnings common stockholders	$13,219	1,968	2,293

Basic earnings per share common stockholders:
Earnings from continuing operations	$3.98	2.83	4.05
Discontinued operations	19.02	0.61	0.01
Basic earnings per common share	$23.00	3.44	4.06

Diluted earnings per share common stockholders:
Earnings from continuing operations	$3.96	2.82	4.03
Discontinued operations	18.92	0.61	0.01
Diluted earnings per common share	$22.88	3.43	4.04

Weighted average outstanding shares:
Basic	574.2	571.3	564.0
Diluted	577.3	574.0	566.7

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
EMERSON ELECTRIC CO. & SUBSIDIARIES

Years ended September 30
(Dollars in millions)

	2023	2024	2025
Net earnings	$13,200	1,955	2,246

Other comprehensive income (loss), net of tax:
Foreign currency translation	254	400	47
Pension and postretirement	(25)	2	(24)
Cash flow hedges	4	(13)	20
Total other comprehensive income (loss)	233	389	43

Comprehensive income	13,433	2,344	2,289

Less: Noncontrolling interests in comprehensive income of subsidiaries	(18)	(9)	(51)
Comprehensive income common stockholders	$13,451	2,353	2,340

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
EMERSON ELECTRIC CO. & SUBSIDIARIES
Years ended September 30 (Dollars and shares in millions, except per share amounts)

	2024	2025
ASSETS
Current assets
Cash and equivalents	$3,588	1,544
Receivables, less allowances of $121 in 2024 and $123 in 2025	2,927	3,101
Inventories	2,180	2,213
Other current assets	1,497	1,725
Total current assets	10,192	8,583

Property, plant and equipment, net	2,807	2,871

Other assets
Goodwill	18,067	18,193
Other intangible assets	10,436	9,458
Other	2,744	2,859
Total other assets	31,247	30,510
Total assets	$44,246	41,964

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current maturities of long-term debt	$532	4,797
Accounts payable	1,335	1,384
Accrued expenses	3,875	3,616
Total current liabilities	5,742	9,797

Long-term debt	7,155	8,319

Other liabilities	3,840	3,550

Equity
Common stock, $0.50 par value; authorized, 1,200.0 shares; issued, 953.4 shares; outstanding, 570.2 shares in 2024; 562.8 shares in 2025	477	477
Additional paid-in-capital	169	85
Retained earnings	40,830	40,603
Accumulated other comprehensive income (loss)	(868)	(821)
Cost of common stock in treasury, 383.2 shares in 2024; 390.6 shares in 2025	(18,972)	(20,062)
Common stockholders’ equity	21,636	20,282
Noncontrolling interests in subsidiaries	5,873	16
Total equity	27,509	20,298
Total liabilities and equity	$44,246	41,964

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Equity
EMERSON ELECTRIC CO. & SUBSIDIARIES

Years ended September 30
(Dollars in millions, except per share amounts)

	2023	2024	2025

Common stock	$477	477	477

Additional paid-in-capital
Beginning balance	57	62	169
Stock plans	127	226	71
AspenTech purchases of common stock	(122)	(119)	—
Purchase of noncontrolling interest	—	—	(1,400)
Settlement of AspenTech share awards	—	—	(76)
Reclass negative APIC to retained earnings	—	—	1,321
Ending balance	62	169	85

Retained earnings
Beginning balance	28,053	40,070	40,830
Net earnings common stockholders	13,219	1,968	2,293
Dividends paid (per share: 2023, $2.08; 2024, $2.10; 2025, $2.11)	(1,202)	(1,208)	(1,199)
Reclass negative APIC to retained earnings	—	—	(1,321)
Ending balance	40,070	40,830	40,603

Accumulated other comprehensive income (loss)
Beginning balance	(1,485)	(1,253)	(868)
Foreign currency translation	253	396	51
Pension and postretirement	(25)	2	(24)
Cash flow hedges	4	(13)	20
Ending balance	(1,253)	(868)	(821)

Treasury stock
Beginning balance	(16,738)	(18,667)	(18,972)
Purchases	(2,000)	(435)	(1,178)
Issued under Emerson stock plans	71	130	88
Ending balance	(18,667)	(18,972)	(20,062)

Common stockholders' equity	20,689	21,636	20,282

Noncontrolling interests in subsidiaries
Beginning balance	5,952	5,909	5,873
Net earnings	(19)	(13)	(47)
Stock plans	94	64	29
AspenTech purchases of common stock	(92)	(89)	—
Other comprehensive income	1	4	(4)
Dividends paid	(1)	(2)	(3)
AspenTech acquisition	—	—	—
Purchase of noncontrolling interests	3	—	(5,832)
Climate Technologies divestiture	(29)	—	—
Ending balance	5,909	5,873	16

Total equity	$26,598	27,509	20,298

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
EMERSON ELECTRIC CO. & SUBSIDIARIES
Years ended September 30 (Dollars in millions)

	2023	2024	2025
Operating activities
Net earnings	$13,200	1,955	2,246
Earnings from discontinued operations, net of tax	(10,939)	(350)	(8)
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,051	1,689	1,518
Stock compensation	250	260	263
Amortization of acquisition-related inventory step-up	—	231	—
Pension expense (income)	(71)	(79)	(12)
Pension funding	(43)	(38)	(46)
Gain on subordinated interest	(161)	(79)	—
Loss on Copeland note receivable	—	279	—
Changes in operating working capital	(148)	(151)	(9)
Other, net	(429)	(400)	(276)
Cash from continuing operations	2,710	3,317	3,676
Cash from discontinued operations	(2,073)	15	(578)
Cash provided by operating activities	637	3,332	3,098

Investing activities
Capital expenditures	(363)	(419)	(431)
Purchases of businesses, net of cash and equivalents acquired	(705)	(8,342)	(37)
Proceeds from subordinated interest	176	79	—
Proceeds from related party note receivable	918	—	—
Other, net	(141)	(114)	(125)
Cash from continuing operations	(115)	(8,796)	(593)
Cash from discontinued operations	12,530	3,436	—
Cash provided by (used in) investing activities	12,415	(5,360)	(593)

Financing activities
Net increase (decrease) in short-term borrowings	(1,578)	(15)	1,110
Proceeds from short-term borrowings greater than three months	395	322	8,008
Payments of short-term borrowings greater than three months	(400)	(327)	(4,918)
Proceeds from long-term debt	—	—	1,544
Payments of long-term debt	(741)	(547)	(503)
Dividends paid	(1,198)	(1,201)	(1,192)
Purchases of common stock	(2,000)	(435)	(1,167)
AspenTech purchases of common stock	(214)	(208)	—
Payment of related party note payable	(918)	—	—
Purchase of noncontrolling interest	—	—	(7,244)
Repurchase of AspenTech share awards	—	—	(76)
Other, net	(169)	(44)	(72)
Cash used in financing activities	(6,823)	(2,455)	(4,510)

Effect of exchange rate changes on cash and equivalents	18	20	(39)
Increase (Decrease) in cash and equivalents	6,247	(4,463)	(2,044)
Beginning cash and equivalents	1,804	8,051	3,588
Ending cash and equivalents	$8,051	3,588	1,544

Changes in operating working capital
Receivables	$(191)	(99)	(171)
Inventories	(160)	122	(1)
Other current assets	(1)	(149)	(152)
Accounts payable	(17)	(16)	34
Accrued expenses	221	(9)	281
Total changes in operating working capital	$(148)	(151)	(9)
See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
EMERSON ELECTRIC CO. & SUBSIDIARIES

Years ended September 30
(Dollars in millions, except per share amounts or where noted)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation
The preparation of the financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from these estimates. Certain prior year amounts have been reclassified to conform to the current year presentation. On March 12, 2025, Emerson completed its purchase of the remaining outstanding shares of common stock of AspenTech not already owned by the Company. As a result of the transaction, AspenTech is now a wholly owned subsidiary of the Company. AspenTech was reorganized upon completion of the transaction and now reports to Control Systems & Software leadership. AspenTech's results, which were previously reported as a separate segment, are now consolidated into the Control Systems & Software segment for all periods presented. See Notes 4 and 20.

In the fourth quarter of 2025, the Company adopted ASU No. 2023-07 (Topic 280), Improvements to Reportable Segment Disclosures, which requires disclosure of significant segment expenses on an annual and interim basis. The new standard also requires disclosure of the Company's chief operating decision maker and interim disclosure of each reportable segment's total assets. This standard has no impact on the accounting for reportable segments. See Note 20.

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

Inventories
Inventories are stated at the lower of cost and net realizable value. The majority of inventory is valued based on standard costs, which are revised at the beginning of each year and approximate average costs, while the remainder is principally valued on a first-in, first-out basis. Following are the components of inventory as of September 30:

	2024	2025
Finished products	$512	520
Raw materials and work in process	1,668	1,693
Total inventories	$2,180	2,213

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

The components of property, plant and equipment as of September 30 follow:

	2024	2025
Land	$278	273
Buildings	2,048	2,127
Machinery and equipment	3,538	3,694
Construction in progress	321	314
Property, plant and equipment, at cost	6,185	6,408
Less: Accumulated depreciation	3,378	3,537
Property, plant and equipment, net	$2,807	2,871

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

Revenue Recognition
Emerson is a global manufacturer that designs and manufactures products and delivers services that bring technology and engineering together to provide innovative solutions for its customers. In accordance with ASC 606, Revenue from Contracts with Customers, the Company evaluates its contracts with customers to identify the promised goods or services and recognizes revenue for the identified performance obligations at the amount the Company expects to be entitled to in exchange for those goods or services. A performance obligation is a promise in a contract to transfer a distinct good or service to a customer. Revenue is recognized when, or as, performance obligations are satisfied and control has transferred to the customer, typically when products are shipped or delivered, title and risk of loss pass to the customer, and the Company has a present right to payment. The majority of the Company's revenues relate to a broad offering of manufactured products and software which are recognized at the point in time when control transfers, generally in accordance with shipping terms, or the first day of the contractual term for software. A portion of the Company's revenues relate to the sale of post-contract customer support, parts and labor for repairs, and engineering services. In some circumstances, contracts include multiple performance obligations, where revenue is recognized separately for each good or service, as well as contracts where revenue is recognized over time as control transfers to the customer.

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
Income Taxes
The provision for income taxes is based on pretax income reported in the consolidated statements of earnings and tax rates currently enacted in each jurisdiction. Certain income and expense items are recognized in different time periods for financial reporting and income tax filing purposes, and deferred income taxes are provided for the effect of temporary differences. The Tax Cuts and Jobs Act subjects the Company to U.S. tax on global intangible low-taxed income earned by certain of its non-U.S. subsidiaries. The Company has elected to recognize this tax as a period expense when it is incurred. The Company also provides for withholding taxes and any applicable U.S. income taxes on earnings intended to be repatriated from non-U.S. locations. No provision has been made for these taxes on approximately $5.3 billion of undistributed earnings of non-U.S. subsidiaries as of September 30, 2025, as these earnings are considered indefinitely reinvested or otherwise retained for continuing international operations. Recognition of withholding taxes and any applicable U.S. income taxes on undistributed non-U.S. earnings would be triggered by a management decision to repatriate those earnings. Determination of the amount of taxes that might be paid on these undistributed earnings if eventually remitted is not practicable. See Note 16.

(2) REVENUE RECOGNITION
The following table summarizes the balances of the Company's unbilled receivables (contract assets), which are reported in Other assets (current and noncurrent), and its customer advances (contract liabilities), which are reported in Accrued expenses and Other liabilities.

	2024	2025
Unbilled receivables (contract assets)	$1,599	1,891
Customer advances (contract liabilities)	(1,115)	(1,105)
Net contract assets	$484	786
The majority of the Company's contract balances relate to (1) arrangements where revenue is recognized over time and payments from customers are made according to a contractual billing schedule, and (2) revenue from term software license arrangements where the license revenue is recognized upfront upon delivery. Net contract assets increased as revenue recognized for performance completed during the period exceeded customer billings. Revenue recognized for 2025 included approximately $798 that was included in the beginning contract liability balance. Other factors that impacted the change in net contract assets were immaterial.
Revenue recognized for 2025 for performance obligations that were satisfied in previous periods, including cumulative catchup adjustments on the Company's long-term contracts, was not material. Capitalized amounts related to incremental costs to obtain customer contracts and costs to fulfill contracts are immaterial.
As of September 30, 2025, the Company's backlog relating to unsatisfied (or partially unsatisfied) performance obligations in contracts with its customers was approximately $8.6 billion. The Company expects to recognize approximately 75 percent of its remaining performance obligations as revenue over the next 12 months, with the remainder substantially over the subsequent two years thereafter.
See Note 20 for additional information about the Company's revenues.

(3) WEIGHTED-AVERAGE COMMON SHARES

Basic earnings per common share consider only the weighted-average of common shares outstanding while diluted earnings per common share, which are calculated using the two-class method, also consider the dilutive effects of stock options and incentive shares. An inconsequential number of shares of common stock were excluded from the computation of dilutive earnings per share in 2025, 2024 and 2023 as the effect would have been antidilutive. Earnings allocated to participating securities were inconsequential for all years presented.

Reconciliations of weighted-average shares for basic and diluted earnings per common share follow (shares in millions):

	2023	2024	2025
Basic shares outstanding	574.2	571.3	564.0
Dilutive shares	3.1	2.7	2.7
Diluted shares outstanding	577.3	574.0	566.7

(4) ACQUISITIONS AND DIVESTITURES

AspenTech

On March 12, 2025, Emerson completed its purchase of the remaining outstanding shares of common stock of AspenTech not already owned by the Company for approximately $7.2 billion. Emerson also incurred fees of $76 ($65 after-tax) and paid $76 to settle certain AspenTech share-based awards that were outstanding prior to the transaction closing. The purchase of the remaining outstanding shares and related costs are reported as an adjustment to Equity. Separately, AspenTech incurred $127 ($113 after-tax) of deal-related fees which are reported as acquisition/divestiture costs in Other deductions, net. AspenTech is now reported as a part of the Control Systems & Software segment in the Software and Control business group, see Note 20.

National Instruments

On October 11, 2023, the Company completed the acquisition of National Instruments Corporation (“NI”). NI, which provides software-connected automated test and measurement systems that enable enterprises to bring products to market faster and at a lower cost, had revenues of approximately $1.7 billion and pretax earnings of approximately $170 for the 12 months ended September 30, 2023. NI is now referred to as Test & Measurement and reported as a segment in the Software and Control business group, see Note 20.

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

In 2023, the Company received distributions related to its subordinated interest in Vertiv totaling $161 ($122 after-tax, $0.21 per share) and received $15 related to gains recognized in 2022. In 2024, the Company received its final distribution of $79 ($60 after-tax, $0.10 per share).

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

On March 31, 2023, Emerson completed the divestiture of Metran, its Russia-based manufacturing subsidiary and in 2023, recognized a pretax loss of $47 in Other deductions ($47 after-tax, in total $0.08 per share) related to its exit of business operations in Russia. Emerson's historical net sales in Russia represented approximately 2.0 percent of consolidated annual sales.

On July 27, 2022, AspenTech entered into an agreement to acquire Micromine, a global leader in design and operational solutions for the mining industry, for AU $900 (approximately $623 USD based on exchange rates when the transaction was announced). On August 1, 2023, AspenTech announced the termination of the agreement to purchase Micromine. AspenTech, along with the sellers of Micromine, had been waiting to secure final Russian regulatory approval as a condition to the closing of the transaction. As this process continued, the timing and requirements necessary to get this approval became increasingly unclear. This lack of clarity on the potential for, and timing of, a successful review led AspenTech and the sellers of Micromine to this mutual course of action. AspenTech did not pay any termination fee as part of this arrangement.

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

The financial results of Climate Technologies and InSinkErator ("ISE") (through the completion of the divestitures), are reported as discontinued operations for all years presented and were as follows:

	Climate Technologies			ISE			Total
	2023	2024	2025	2023	2024	2025	2023	2024	2025
Net sales	$3,156	—	—	49	—	—	3,205	—	—
Cost of sales	2,000	—	—	29	—	—	2,029	—	—
SG&A	390	—	1	7	—	—	397	—	1
Gain on sale of business	(10,610)	(539)	—	(2,783)	—	—	(13,393)	(539)	—
Other deductions, net	252	104	(10)	12	—	5	264	104	(5)
Earnings before income taxes	11,124	435	9	2,784	—	(5)	13,908	435	4
Income taxes	2,315	85	(3)	654	—	(1)	2,969	85	(4)
Earnings, net of tax	$8,809	350	12	2,130	—	(4)	10,939	350	8

Climate Technologies' results for 2024 included a gain on the sale of the Company's 40 percent non-controlling common equity interest in Copeland of $539 ($435 after-tax), while 2023 included lower expense of $96 due to ceasing depreciation and amortization upon the held-for-sale classification and $57 of transaction-related costs reported in Other deductions, net. Equity method losses related to the Company's 40 percent non-controlling common equity interest in Copeland were $125 and $177 for 2024 and 2023, respectively. Income taxes for 2023 included approximately $2.2 billion for the gain on the Copeland transaction and subsidiary restructurings, and approximately $660 related to the gain on the InSinkErator divestiture.

Net cash from operating and investing activities for Climate Technologies, InSinkErator and Therm-O-Disc ("TOD", which was divested in the third quarter of 2022) were as follows:

	Climate Technologies			ISE and TOD			Total
	2023	2024	2025	2023	2024	2025	2023	2024	2025
Cash from operating activities	$(1,314)	15	(578)	(759)	—	—	(2,073)	15	(578)
Cash from investing activities	$9,475	3,436	—	3,055	—	—	12,530	3,436	—

Cash from operating activities for 2025 primarily reflects approximately $0.6 billion of income taxes paid related to the sale of the Company's 40 percent non-controlling common equity interest in Copeland. Cash from operating activities for 2023 reflects approximately $2.3 billion of income taxes paid related to the gains on the Copeland transaction and InSinkErator divestiture and subsidiary restructurings related to the Copeland transaction. Cash from investing activities for 2024 reflects the proceeds of approximately $1.5 billion related to the sale of the Company's 40 percent non-controlling common equity interest in Copeland and $1.9 billion related to the sale of the note receivable, while 2023 reflects the proceeds of approximately $9.7 billion related to the Copeland transaction and approximately $3.0 billion related to the InSinkErator divestiture.

(6) OTHER DEDUCTIONS, NET

Other deductions, net are summarized below:
	2023	2024	2025
Amortization of intangibles (intellectual property and customer relationships)	$482	1,077	884
Restructuring costs	72	228	136
Acquisition/divestiture fees and related costs	69	96	214
Foreign currency transaction (gains) losses	50	105	92
Investment-related gains & gains from sales of capital assets	(69)	—	—
Russia business exit	47	—	—
Other	(145)	(72)	(81)
Total	$506	1,434	1,245

Intangibles amortization for 2025 and 2024 included $425 and $560, respectively, related to the NI acquisition. The increase in acquisition/divestiture costs in 2025 is primarily related to the AspenTech transaction. Foreign currency transaction losses included a mark-to-market gain of $24 in 2023 related to foreign currency forward contracts entered into by AspenTech to mitigate the impact of foreign currency exchange associated with the Micromine purchase price. On June 21, 2023, AspenTech terminated all outstanding foreign currency forward contracts. The Company recognized a mark-to-market gain of $56 in 2023 related to its equity investment in National Instruments Corporation (see Note 11 for further information). In 2024, Other includes a loss of $48 related to the divestiture of two small businesses (see Note 4). Other is also composed of several other items, including pension expense (income), litigation costs, provision for bad debt and other items, none of which is individually significant.
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
Restructuring expenses were $136, $228 and $72 for 2025, 2024 and 2023, respectively. The Company expects fiscal year 2026 restructuring and related costs to be approximately $100.
Restructuring costs by business segment follows:

	2023	2024	2025
Final Control	$12	12	9
Measurement & Analytical	9	26	14
Discrete Automation	27	35	28
Safety & Productivity	—	7	4
Intelligent Devices	48	80	55

Control Systems & Software	10	19	25
Test & Measurement	—	78	15
Software and Control	10	97	40

Corporate	14	51	41

Total	$72	228	136

Actions taken in 2025, 2024 and 2023 included workforce reductions of approximately 2,100, 2,250 and 700 positions and the exit of thirteen, twenty-two and ten production facilities and sales offices worldwide, respectively. Corporate restructuring for 2025 includes $22 of integration-related stock compensation expense attributable to AspenTech and $3 attributable to NI, while 2024 includes $43 attributable to NI.

The change in the liability for restructuring costs during the years ended September 30 follows:

	2024	Expense	Utilized/Paid	2025
Severance and benefits	$105	120	109	116
Other	7	16	19	4
Total	$112	136	128	120

	2023	Expense	Utilized/Paid	2024
Severance and benefits	$85	191	171	105
Other	2	37	32	7
Total	$87	228	203	112

The tables above do not include $26, $16 and $20 of costs related to restructuring actions incurred in 2025, 2024 and 2023 respectively.

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

	2023	2024
Net sales	$1,677	$4,323
Gross profit	$479	$1,495
Income (loss) from continuing operations	$(442)	$(326)
Net income (loss)	$(442)	$(326)
Net income (loss) attributable to shareholders	$(442)	$(322)

(9) LEASES

The components of lease expense for the years ended September 30 were as follows:

	2023	2024	2025
Operating lease expense	$178	208	201
Variable lease expense	$20	24	21

Short-term lease expense and sublease income were immaterial for the years ended September 30, 2025, 2024 and 2023. Cash paid for operating leases is classified within operating cash flows from continuing operations and was $190, $202 and $170 for the years ended September 30, 2025, 2024 and 2023, respectively. Operating lease right-of-use asset additions were $141, $250 and $247 for the years ended September 30, 2025, 2024 and 2023, respectively.

The following table summarizes the balances of the Company's operating lease right-of-use assets and operating lease liabilities as of September 30, 2024 and 2025, the vast majority of which relates to offices and manufacturing facilities:

	2024	2025
Right-of-use assets (Other assets)	$692	637
Current lease liabilities (Accrued expenses)	$158	138
Noncurrent lease liabilities (Other liabilities)	$511	505

The weighted-average remaining lease term for operating leases was 7.3 years and 7.7 years, and the weighted-average discount rate was 4.4 percent and 4.4 percent as of September 30, 2025 and September 30, 2024, respectively.

Future maturities of operating lease liabilities as of September 30, 2025 are summarized below:

2025
2026	$170
2027	131
2028	98
2029	72
2030	53
Thereafter	244
Total lease payments	768
Less: Interest	125
Total lease liabilities	$643

Lease commitments that have not yet commenced were immaterial as of September 30, 2025.

(10) GOODWILL AND OTHER INTANGIBLES

The change in the carrying value of goodwill by business segment follows:

	Final Control	Measurement & Analytical	Discrete Automation	Safety & Productivity	Control Systems & Software	Test & Measurement	Total

Balance, September 30, 2023	$2,660	1,545	892	388	8,995	—	14,480
Acquisitions	—	—	—	—	—	3,442	3,442
Foreign currency translation and other	42	31	27	16	8	21	145
Balance, September 30, 2024	2,702	1,576	919	404	9,003	3,463	18,067
Acquisitions	—	—	—	—	32	—	32
Foreign currency translation and other	16	28	26	17	2	5	94
Balance, September 30, 2025	$2,718	1,604	945	421	9,037	3,468	18,193
The gross carrying amount and accumulated amortization of identifiable intangible assets by major class follow:

	Customer Relationships		Intellectual Property		Capitalized Software		Total
	2024	2025	2024	2025	2024	2025	2024	2025
Gross carrying amount	$8,114	8,180	6,017	6,069	1,497	1,583	15,628	15,832
Less: Accumulated amortization	1,818	2,379	2,116	2,658	1,258	1,337	5,192	6,374
Net carrying amount	$6,296	5,801	3,901	3,411	239	246	10,436	9,458

Intangible asset amortization expense for the major classes included above for 2025, 2024 and 2023 was $1,174, $1,366 and $764, respectively. Based on intangible asset balances as of September 30, 2025, amortization expense is expected to approximate $1,110 in 2026, $1,076 in 2027, $1,030 in 2028, $977 in 2029 and $940 in 2030. The increase in goodwill and intangible assets in 2024 reflects the National Instruments acquisition.

(11) FINANCIAL INSTRUMENTS
Following is a discussion regarding the Company’s use of financial instruments:

Hedging Activities
As of September 30, 2025, the notional amount of foreign currency hedge positions was approximately $4.1 billion. All derivatives receiving hedge accounting are cash flow hedges. The majority of hedging gains and losses deferred as of September 30, 2025 are expected to be recognized over the next 12 months as the underlying forecasted transactions occur. Gains and losses on foreign currency derivatives reported in Other deductions, net reflect hedges of balance sheet exposures that do not receive hedge accounting. Cash flows related to foreign currency hedges are classified within operating cash flows.

Net Investment Hedge
In March 2025, the Company issued €500 of 3.0% notes due March 2031 and €500 of 3.5% notes due March 2037. The net proceeds from the sale of the euro notes were used for general corporate purposes and to fund a portion of the purchase price of the AspenTech transaction (see Note 4). In 2019, the Company issued euro-denominated debt of €1.5 billion, of which €500 was repaid in 2024. The outstanding euro notes reduce foreign currency risk associated with the Company's international subsidiaries that use the euro as their functional currency and have been designated as a hedge of a portion of the investment in these operations. Foreign currency gains or losses associated with the euro-denominated debt are deferred in accumulated other comprehensive income (loss) and will remain until the hedged investment is sold or substantially liquidated. Cash flows related to the euro-denominated debt are classified within financing cash flows.

The following gains and losses are included in earnings and other comprehensive income (OCI):

		Gain (Loss) to Earnings			Gain (Loss) to OCI
		2023	2024	2025	2023	2024	2025
	Location
Commodity	Cost of sales	$(19)	—	—	6	—	—
Foreign currency	Sales	(3)	—	5	—	2	7
Foreign currency	Cost of sales	65	10	1	42	(8)	25
Foreign currency	Other deductions, net	(128)	10	(8)

Net Investment Hedge
Euro denominated debt		16	—	—	(128)	(70)	(181)
Total		$(69)	20	(2)	(80)	(76)	(149)

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
Equity Investment
The Company had an equity investment in National Instruments Corporation ("NI") and recognized a mark-to-market gain of $56 in 2023. On April 12, 2023, Emerson announced an agreement to acquire NI for $60 per share in cash for the remaining shares not already owned by Emerson and the transaction closed on October 11, 2023. See Note 4.

Fair Value Measurement
Valuations for all derivatives and the Company's long-term debt fall within Level 2 of the GAAP valuation hierarchy. The fair value of long-term debt was $8.2 billion and $7.0 billion, respectively, as of September 30, 2025 and 2024, which was lower than the carrying value by $693 and $705, respectively. The fair values of foreign currency contracts were reported in Other current assets and Accrued expenses as summarized below:

	2024		2025
	Assets	Liabilities	Assets	Liabilities
Foreign currency	$31	20	33	23
(12) SHORT-TERM BORROWINGS AND LINES OF CREDIT

Short-term borrowings and current maturities of long-term debt are as follows:

	2024	2025
Current maturities of long-term debt	$532	605
Commercial paper and other short-term borrowings	—	4,192
Total	$532	4,797

Interest rate for weighted-average short-term borrowings at year end	—	4.3%
On February 11, 2025, the Company entered into a $3 billion, 364-day revolving backup credit facility to support increased commercial paper borrowings in connection with the AspenTech transaction. This facility is in addition to the Company's existing $3.5 billion five-year revolving backup credit facility with various banks. Both credit facilities are unsecured and may be accessed under various interest rate alternatives at the Company's option. The fees to maintain the facilities are immaterial and the Company has not incurred any borrowings under either facility or previous facilities. Overall, the Company's commercial paper borrowings increased to approximately $4.2 billion at September 30, 2025.

(13) LONG-TERM DEBT
The details of long-term debt follow:

	2024	2025
3.15% notes due June 2025	$500	—
1.25% euro notes due October 2025	557	587
0.875% notes due October 2026	750	750
1.80% notes due October 2027	500	500
2.00% notes due December 2028	1,000	1,000
2.00% euro notes due October 2029	557	587
1.95% notes due October 2030	500	500
3.00% euro notes due March 2031	—	587
2.20% notes due December 2031	1,000	1,000
6.00% notes due August 2032	250	250
5.00% notes due March 2035	—	500
3.50% euro notes due March 2037	—	587
6.125% notes due April 2039	250	250
5.25% notes due November 2039	300	300
2.75% notes due October 2050	500	500
2.80% notes due December 2051	1,000	1,000
Other	23	26
Long-term debt	7,687	8,924
Less: Current maturities	532	605
Total, net	$7,155	8,319

Long-term debt maturing during each of the four years after 2026 is $757, $528, $997 and $584, respectively. Total interest paid on long-term debt was approximately $221, $193 and $200 in 2025, 2024 and 2023, respectively.

During the year, the Company repaid $500 of 3.15% notes that matured in June 2025. In March 2025, the Company issued €500 of 3.0% notes due March 2031, $500 of 5.0% notes due March 2035, and €500 of 3.5% notes due March 2037. The Company used the net proceeds from the sale of the notes and increased commercial paper borrowings (see Note 12), along with cash on hand, to fund the AspenTech transaction (see Note 4). In 2024, the Company repaid $529 of 0.375% euro notes that matured in May 2024.
The Company maintains a universal shelf registration statement on file with the SEC under which it can issue debt securities, preferred stock, common stock, warrants, share purchase contracts or share purchase units without a predetermined limit. Securities can be sold in one or more separate offerings with the size, price and terms to be determined at the time of sale.

(14) PENSION AND POSTRETIREMENT PLANS

Retirement plans expense includes the following components:

	U.S. Plans			Non-U.S. Plans
	2023	2024	2025	2023	2024	2025
Defined benefit plans:
Service cost (benefits earned during the period)	$25	17	50	20	20	22
Interest cost	164	169	140	50	49	46
Expected return on plan assets	(247)	(259)	(252)	(39)	(38)	(43)
Net amortization and other	(55)	(43)	22	18	6	3
Net periodic pension expense (income)	(113)	(116)	(40)	49	37	28
Defined contribution plans	111	130	140	49	70	67
Total retirement plans expense (income)	$(2)	14	100	98	107	95

Total net periodic pension (income) decreased in 2025 primarily due to higher amortization of deferred losses and higher service cost, partially offset by lower interest costs. Net periodic pension expense (income) includes $7 and defined contribution expense includes $14 for 2023 related to discontinued operations. For defined contribution plans, the Company makes cash contributions based on plan requirements, which are expensed as incurred.

The Company's principal U.S. defined benefit plan is closed to employees hired after January 1, 2016 while shorter-tenured employees ceased accruing benefits effective October 1, 2016. Effective January 1, 2025, the Company implemented a new profit sharing retirement program for all U.S. non-union employees. Eligible employees receive a base contribution to a cash balance account administered within the principal U.S. defined benefit plan, funded by surplus pension assets, as well as a potential profit sharing contribution to their defined contribution account. For employees that had continued to accrue benefits in the principal U.S. defined benefit plan, future service after December 31, 2024 is frozen.

Details of the changes in the actuarial present value of the projected benefit obligation and the fair value of plan assets for defined benefit pension plans follow:

	U.S. Plans		Non-U.S. Plans
	2024	2025	2024	2025
Projected benefit obligation, beginning	$2,934	3,089	926	1,004
Service cost	17	50	20	22
Interest cost	169	140	49	46
Actuarial (gain) loss	283	(80)	13	(24)
Curtailments	(4)	—	—	(4)
Benefits paid	(205)	(227)	(41)	(40)
Settlements	(108)	(43)	(39)	(35)
Acquisitions (Divestitures), net	—	—	6	—
Foreign currency translation and other	3	—	70	16
Projected benefit obligation, ending	$3,089	2,929	1,004	985

Fair value of plan assets, beginning	$3,590	3,889	864	966
Actual return on plan assets	598	151	73	(11)
Employer contributions	14	15	24	31
Benefits paid	(205)	(227)	(41)	(40)
Settlements	(108)	(43)	(39)	(35)
Acquisitions (Divestitures), net	—	—	(2)	—
Foreign currency translation and other	—	—	87	9
Fair value of plan assets, ending	$3,889	3,785	966	920

Net amount recognized in the balance sheet	$800	856	(38)	(65)

Location of net amount recognized in the balance sheet:
Noncurrent asset	$961	1,017	233	212
Current liability	(14)	(14)	(17)	(18)
Noncurrent liability	(147)	(147)	(254)	(259)
Net amount recognized in the balance sheet	$800	856	(38)	(65)

Pretax accumulated other comprehensive loss	$(243)	(242)	(163)	(187)

Actuarial gains in 2025 were largely due to an increase in the discount rates used to estimate the benefit obligations for the U.S. and non-U.S. plans, which were 5.27% and 5.2% at September 30, 2025 compared to 4.97% and 4.7% at September 30, 2024, respectively. Actuarial losses in 2024 were largely due to a decrease in the discount rates used to estimate the benefit obligations for the U.S. and non-U.S. plans, which were 4.97% and 4.7% at September 30, 2024 compared to 6.03% and 5.2% at September 30, 2023, respectively. As of September 30, 2025, U.S. pension plans were overfunded by $856 in total, including unfunded plans totaling $161. The non-U.S. plans were underfunded by $65, including unfunded plans totaling $242.

As of the September 30, 2025 and 2024 measurement dates, the plans' total accumulated benefit obligation was $3,769 and $3,942, respectively. The total projected benefit obligation, accumulated benefit obligation and fair value of plan assets for individual plans with projected benefit obligations in excess of plan assets were $567, $473 and $130, respectively, for 2025, and $558, $470 and $125, respectively, for 2024. The total projected benefit obligation, accumulated benefit obligation and fair value of plan assets for individual plans with accumulated benefit obligations in excess of plan assets were $493, $431 and $71, respectively, for 2025, and $515, $452 and $92, respectively, for 2024.

Future benefit payments by U.S. plans are estimated to be $265 in 2026, $263 in 2027, $258 in 2028, $254 in 2029, $248 in 2030 and $1,148 in total over the five years 2031 through 2035. Based on foreign currency exchange rates as of September 30, 2025, future benefit payments by non-U.S. plans are estimated to be $67 in 2026, $64 in 2027, $70 in 2028, $74 in 2029, $71 in 2030 and $396 in total over the five years 2031 through 2035. The Company expects to contribute approximately $40 to its retirement plans in 2026.

The weighted-average assumptions used in the valuation of pension benefits follow:

	U.S. Plans			Non-U.S. Plans
	2023	2024	2025	2023	2024	2025
Net pension expense
Discount rate used to determine service cost	5.66%	6.09%	5.29%	4.9%	5.2%	4.7%
Discount rate used to determine interest cost	5.49%	5.94%	4.67%	4.9%	5.2%	4.7%
Expected return on plan assets	6.00%	6.50%	6.50%	4.4%	4.7%	4.6%
Rate of compensation increase	4.00%	4.00%	4.00%	4.0%	3.9%	3.9%

Benefit obligations
Discount rate	6.03%	4.97%	5.27%	5.2%	4.7%	5.2%
Rate of compensation increase	4.00%	4.00%	4.00%	3.9%	3.9%	4.1%

The discount rate for the U.S. retirement plans was 5.27 percent as of September 30, 2025. An actuarially developed, company-specific yield curve is used to determine the discount rate. To determine the service and interest cost components of pension expense for its U.S. retirement plans, the Company applies the specific spot rates along the yield curve, rather than the single weighted-average rate, to the projected cash flows to provide more precise measurement of these costs. The expected return on plan assets assumption is determined by reviewing the investment returns of the plans for the past 10 years plus longer-term historical returns of an asset mix approximating the Company's asset allocation targets, and periodically comparing these returns to expectations of investment advisors and actuaries to determine whether long-term future returns are expected to differ significantly from the past.

The Company's asset allocations at September 30, 2025 and 2024, and weighted-average target allocations follow:

	U.S. Plans			Non-U.S. Plans
	2024	2025	Target	2024	2025	Target
Equity securities	29%	29%	25-35%	7%	12%	5-15%
Debt securities	63	63	60-70	69	69	65-75
Other	8	8	0-10	24	19	15-25
Total	100%	100%	100%	100%	100%	100%

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

	Level 1	Level 2	Level 3	Measured at NAV	Total	%
2025
U.S. equities	$246	10	—	581	837	18%
International equities	169	11	—	111	291	6%
Emerging market equities	—	1	—	94	95	2%
Corporate bonds	—	1,170	—	835	2,005	43%
Government bonds	—	899	—	106	1,005	21%
Other	137	1	143	191	472	10%
Total	$552	2,092	143	1,918	4,705	100%

2024
U.S. equities	$245	10	—	620	875	18%
International equities	154	12	—	65	231	5%
Emerging market equities	—	1	—	101	102	2%
Corporate bonds	—	1,221	—	879	2,100	43%
Government bonds	—	904	—	108	1,012	21%
Other	206	1	132	196	535	11%
Total	$605	2,149	132	1,969	4,855	100%

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

Fair Value Hierarchy Categories
Valuations of Level 1 assets for all classes are based on quoted closing market prices from the principal exchanges where the individual securities are traded. Cash is valued at cost, which approximates fair value. Debt securities categorized as Level 2 assets are generally valued based on independent broker/dealer bids or by comparison to other debt securities having similar durations, yields and credit ratings. Valuation techniques and inputs for these assets include discounted cash flow analysis, earnings multiple approaches, recent transactions, transfer restrictions, prevailing discount rates, volatilities, credit ratings and other factors. In the Other class, interests in mixed asset funds are Level 2, and U.S. life insurance contracts and non-U.S. general fund investments and insurance arrangements are Level 3. Investments measured at NAV are primarily nonexchange-traded commingled or collective funds where the underlying securities have observable prices available from active markets and typically provide liquidity daily or within a few days. The NAV category also includes fund investments in private equities, real estate and infrastructure where the fair value of the underlying assets is determined by the investment manager. Total unfunded commitments for the private equity funds were approximately $71 at September 30, 2025. These investments cannot be redeemed, but instead the funds will make distributions through liquidation of the underlying assets, which is expected to occur over approximately the next 10 years. The real estate and infrastructure funds typically offer quarterly redemption.

Postretirement Plans
The Company also sponsors unfunded postretirement benefit plans (primarily health care) for certain U.S. retirees and their dependents. The Company’s principal U.S. postretirement plan has been frozen to new employees since 1993. The postretirement benefit liability for all plans was $61 and $71 as of September 30, 2025 and 2024, respectively, and included deferred actuarial gains in accumulated other comprehensive income of $59 and $68, respectively. Service and interest costs are negligible and more than offset by the amortization of deferred actuarial gains, which resulted in net postretirement income of $11 for 2025, $18 for 2024 and $19 for 2023. Benefits paid were $8 and $10 for 2025 and 2024, respectively, and the Company estimates that future health care benefit payments will be approximately $6 per year for 2026 through 2030, and $23 in total over the five years 2031 through 2035.

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

At September 30, 2025, there were no known contingent liabilities (including guarantees, pending litigation, taxes and other claims) that management believes will be material in relation to the Company's financial statements, nor were there any material commitments outside the normal course of business.

(16) INCOME TAXES
Pretax earnings from continuing operations consist of the following:

	2023	2024	2025
United States	$1,529	712	1,118
Non-U.S.	1,374	1,308	1,816
Total pretax earnings	$2,903	2,020	2,934

The principal components of income tax expense follow:

	2023	2024	2025
Current:
U.S. federal	$463	325	463
State and local	47	34	56
Non-U.S.	369	452	481

Deferred:
U.S. federal	(159)	(284)	(212)
State and local	(17)	(18)	11
Non-U.S.	(61)	(94)	(103)
Income tax expense	$642	415	696

Reconciliations of the U.S. federal statutory income tax rate to the Company's effective tax rate follow.

	2023	2024	2025
U.S. federal statutory rate	21.0%	21.0%	21.0%
State and local taxes, net of U.S. federal tax benefit	0.8	0.6	1.8
Non-U.S. rate differential	0.8	2.0	1.2
Non-U.S. tax holidays	(0.8)	(1.7)	(1.3)
Research and development credits	(0.5)	(1.2)	(0.9)
Foreign derived intangible income	(2.6)	(3.8)	(2.0)
U.S. taxation of Non-U.S. Earnings	1.3	2.1	1.7
Subsidiary restructuring	—	(2.9)	(0.2)
Test & Measurement purchase accounting	—	1.7	—
Other	2.1	2.8	2.4
Effective income tax rate	22.1%	20.6%	23.7%

State and local taxes in 2025 include a discrete deferred expense due to the purchase of the remaining shares of AspenTech. Test & Measurement purchase accounting in 2024 reflects a lower tax benefit on inventory step-up amortization. The increase in Other in 2024 includes the losses on two small divestitures, which were non-deductible for tax purposes. See Note 4 for further details related to acquisitions and divestitures.

On July 4, 2025, the One Big Beautiful Bill Act (the "OBBBA") was signed into law. The OBBBA extends certain key elements of the 2017 Tax Cuts and Jobs Act including provisions related to bonus depreciation and domestic research and development, among others. The OBBBA did not have a material impact in the current fiscal year. The Company is currently assessing the impact of the OBBBA on future periods.
Non-U.S. tax holidays reduce tax rates in certain jurisdictions. Approximately 60 percent of the tax holidays expire over the next two years, with the remainder expiring by 2038.

Following are changes in unrecognized tax benefits before considering recoverability of any cross-jurisdictional tax credits (U.S. federal, state and non-U.S.) and temporary differences. The amount of unrecognized tax benefits is not expected to change significantly in the next 12 months.

	2024	2025
Unrecognized tax benefits, beginning	$235	291
Additions for current year tax positions	59	24
Additions for prior year tax positions	18	12
Reductions for prior year tax positions	(22)	(26)
Acquisitions and divestitures	13	—
Reductions for settlements with tax authorities	(7)	(8)
Reductions for expiration of statutes of limitations	(5)	(5)
Unrecognized tax benefits, ending	$291	288

If none of the unrecognized tax benefits shown is ultimately paid, the tax provision and the calculation of the effective tax rate would be favorably impacted by $245, which is net of cross-jurisdictional tax credits and temporary differences. The Company accrues interest and penalties related to income taxes in income tax expense. Total expense recognized was $6, $6 and $1 in 2025, 2024 and 2023, respectively. As of September 30, 2025 and 2024, total accrued interest and penalties were $46 and $27, respectively.

The U.S. is the major jurisdiction for which the Company files income tax returns. Examinations for U.S. federal are complete through 2019. The status of state and non-U.S. tax examinations varies due to the numerous legal entities and jurisdictions in which the Company operates.

The principal items that gave rise to deferred income tax assets and liabilities follow:

	2024	2025
Deferred tax assets:
Net operating losses, capital losses and tax credits	$283	276
Accrued liabilities	149	149
Postretirement and postemployment benefits	17	13
Employee compensation and benefits	121	122
Other	176	249
Total	$746	809

Valuation allowances	$(256)	(251)

Deferred tax liabilities:
Intangibles	$(2,161)	(1,871)
Pensions	(193)	(195)
Property, plant and equipment	(121)	(149)
Undistributed non-U.S. earnings	(36)	(34)
Other	(53)	(51)
Total	$(2,564)	(2,300)

Net deferred income tax liability	$(2,074)	(1,742)

Total income taxes paid were approximately $1,440, $950 and $3,310 in 2025, 2024 and 2023, respectively. Total taxes paid related to the sale of the Company's 40 percent noncontrolling common equity interest in Copeland were approximately $0.6 billion in 2025, while taxes related to the Copeland transaction in 2023 were $2.3 billion. See Notes 5 and 8. Approximately half of the $276 of net operating losses can be carried forward indefinitely, while most of the remainder expire over the next 5 years.

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

Prior to Emerson's purchase of the remaining outstanding shares of common stock of AspenTech not already owned by the Company in March 2025, AspenTech had stock-based compensation plans that were settled in its own stock. These plans consisted of performance shares, restricted stock units and stock options. Upon completion of the transaction, each award of performance shares and restricted stock units that were outstanding and unvested were assumed by Emerson and converted into Emerson time-based restricted stock units, but otherwise subject to the same terms and conditions (including vesting and payment schedule). The Company also paid $76 to settle AspenTech stock options that were outstanding prior to the transaction closing.

As a result of the Company's acquisition of NI in 2024, outstanding NI restricted stock units and performance stock units were assumed by Emerson and converted at the time of the acquisition into Emerson time-based restricted stock units, but otherwise subject to the same terms and conditions (including vesting and payment schedule) as the awards originally issued by NI.

Total compensation expense and income tax benefits for Emerson and AspenTech stock options and incentive shares follows.

	2023	2024	2025
Performance shares	$165	90	94
Restricted stock and restricted stock units	24	115	147
AspenTech stock-based compensation plans	82	55	24
Total stock compensation expense	271	260	265
Less: discontinued operations	21	—	2
Stock compensation expense from continuing operations	$250	260	263

Income tax benefits recognized	$28	32	35

Stock compensation expense for 2025 includes $35 of integration-related stock compensation expense attributable to AspenTech (of which $22 was reported as restructuring costs) and $12 attributable to NI (of which $3 was reported as restructuring costs). Stock compensation expense for 2024 includes $96 related to NI restricted stock units, which includes $58 of integration-related stock compensation expense (of which $43 was reported as restructuring costs).

As of September 30, 2025, total unrecognized compensation expense related to unvested shares awarded under Emerson plans was $247, which is expected to be recognized over a weighted-average period of 1.2 years.

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

Information related to performance share payouts for the years ended September 30, 2024 and 2025 follows (shares in thousands):

	2024	2025
Performance period	2021 - 2023	2022 - 2024
Percent payout	118%	118%
Total shares earned	1,733	1,084
Shares distributed in cash, primarily for tax withholding	755	450
As of September 30, 2025, approximately 919,000 shares awarded primarily in 2023 were outstanding, contingent on the Company achieving its performance objectives through 2025. The objectives for these shares were met at the 115 percent level and the shares will be distributed in early fiscal 2026.

Additionally, the rights to receive approximately 477,000 and 505,000 shares awarded in 2025 and 2024, respectively, are outstanding and contingent upon the Company achieving its performance objectives through 2027 and 2026, respectively.

Incentive shares plans also include restricted stock awards and restricted stock units. Restricted stock awards involve distribution of common stock to key management employees subject to cliff vesting at the end of service periods ranging from three to ten years while restricted stock units granted to employees generally vest over a three-year period. The fair value of restricted stock awards and restricted stock units is determined based on the average of the high and low market prices of the Company's common stock on the date of grant, with compensation expense recognized ratably over the applicable vesting period. In 2025, approximately 56,000 shares of restricted stock and approximately 1,317,000 restricted stock units vested as a result of participants fulfilling the applicable service requirements. Consequently, approximately 33,000 shares and 1,001,000 units were issued while 23,000 shares and 316,000 units were withheld for income taxes in accordance with minimum withholding requirements. As of September 30, 2025, there were approximately 2,976,000 shares of unvested restricted stock and restricted stock units outstanding.

In addition to the employee stock option and incentive share plans, in 2025 the Company awarded approximately 15,000 restricted stock units under the restricted stock plan for non-management directors. As of September 30, 2025, approximately 25,000 shares were available for issuance under this plan.

As of September 30, 2025, 15.7 million shares remained available for award under incentive shares plans.

Changes in shares outstanding but not yet earned under incentive shares plans during the year ended September 30, 2025 follow (shares in thousands; assumes 100 percent payout of unvested awards):

	Shares	Average Grant Date Fair Value Per Share
Beginning of year	4,634	$91.46
Granted	1,690	$109.21
Assumed	1,097	$114.57
Earned/vested	(2,291)	$96.41
Canceled	(253)	$105.99
End of year	4,877	$98.52

Information related to Emerson incentive shares plans follows:

	2023	2024	2025
Total fair value of shares earned/vested	$158	284	256
Share awards distributed in cash, primarily for tax withholding	$73	81	59

Emerson Stock Options
There were no stock option grants in 2025, 2024 and 2023. Previously awarded stock options allow key officers and employees to purchase common stock at specified prices, which are equal to 100 percent of the closing market price of the Company's stock on the date of grant. Options generally vest one-third in each of the three years subsequent to grant and expire 10 years from the date of grant.

Changes in shares subject to options during the year ended September 30, 2025 follow (shares in thousands):

	Weighted- Average Exercise Price Per Share	Shares	Total Intrinsic Value of Shares	Average Remaining Life (Years)
Beginning of year	$51.71	288
Options exercised	$50.45	(189)
Options canceled	$46.92	(1)
End of year	$54.16	98	$7	1.0
Exercisable at end of year	$54.16	98	$7	1.0
Information related to Emerson stock options follows:

	2023	2024	2025
Cash received for option exercises	$49	14	9
Intrinsic value of options exercised	$27	15	14
Tax benefits related to option exercises	$4	5	3

(18) COMMON AND PREFERRED STOCK

At September 30, 2025, 21.6 million shares of common stock were reserved for issuance under the Company's stock-based compensation plans. During 2025, 9.3 million common shares were purchased and 1.9 million treasury shares were reissued. In 2024, 4.4 million common shares were purchased and 2.6 million treasury shares were reissued.

At September 30, 2025 and 2024, the Company had 5.4 million shares of $2.50 par value preferred stock authorized, with none issued.

(19) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Activity in Accumulated other comprehensive income (loss) is shown below, net of income taxes:

Foreign currency translation	2023	2024	2025
Beginning balance	$(1,265)	(1,012)	(616)
Other comprehensive income (loss), net of tax of $26, $17 and $42, respectively	158	356	48
Purchase of noncontrolling interest	—	—	3
Reclassification to loss on divestiture of business	95	23	—
Reclassification to gain on sale of equity interest	—	17	—
Ending balance	(1,012)	(616)	(565)

Pension and postretirement
Beginning balance	(222)	(247)	(245)
Actuarial gains (losses) deferred during the period, net of taxes of $0, $(14) and $11, respectively	4	45	(36)
Amortization of deferred actuarial losses into earnings, net of tax of $17, $12 and $(4), respectively	(51)	(43)	12
Reclassified to gain on sale of business	22	—	—
Ending balance	(247)	(245)	(269)

Cash flow hedges
Beginning balance	2	6	(7)
Gains deferred during the period, net of taxes of $(11), $1 and $(7), respectively	37	(5)	25
Reclassifications of realized (gains) losses to sales and cost of sales, net of tax of $4, $2 and $1, respectively	(14)	(8)	(5)
Reclassified to gain on sale of business	(19)	—	—
Ending balance	6	(7)	13

Accumulated other comprehensive income (loss)	$(1,253)	(868)	(821)
(20) BUSINESS SEGMENTS INFORMATION

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

The Control Systems & Software segment provides control systems and software that control plant processes by collecting and analyzing information from measurement devices in the plant. These technologies determine optimal settings with software based on a customer's specific algorithms and use that information to adjust valves, pumps, motors, drives and other control hardware for maximum product quality, process efficiency, sustainability and safety. These solutions include distributed control systems, safety instrumented systems, SCADA systems, application software, digital twins, asset performance management and cybersecurity. Control Systems & Software solutions are predominantly used by process and hybrid manufacturers. This segment also includes the AspenTech business, which is a global leader in asset optimization software that enables industrial manufacturers to design, operate and maintain their operations for maximum performance. AspenTech combines decades of modeling, simulation and optimization capabilities with industrial operations expertise and applies advanced analytics to improve the profitability and sustainability of production assets. The purpose-built software drives value for customers by improving operational efficiency and maximizing productivity, reducing unplanned downtime and safety risks, and minimizing energy consumption and emissions.

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
The primary income measure used for assessing segment performance and making operating decisions is earnings before interest and income taxes. In the statements below, Other deductions is largely comprised of restructuring, intangibles amortization and foreign currency transaction (gains) losses. Certain expenses are reported at Corporate, including stock compensation expense and a portion of pension and postretirement benefit costs. Corporate and other includes unallocated corporate expenses, acquisition/divestiture costs, first year acquisition accounting charges (which include fair value adjustments related to inventory, backlog and deferred revenue) and other items. Corporate assets are primarily comprised of cash and cash equivalents, investments, certain fixed assets and assets held-for-sale. Summarized below is information about the Company's operations by business segment and by geography.
The chief operating decision maker ("CODM") is the Company's President and Chief Executive Officer. The CODM regularly reviews the financial information presented below, including against forecasted results, to assess each segment's operating performance and to make resource allocation decisions.

The following tables present the financial results for each segment.

	2023
	Final Control	Measurement & Analytical	Discrete Automation	Safety & Productivity	Intelligent Devices	Control Systems & Software	Test & Measurement	Software & Control
Net Sales	$3,970	3,595	2,635	1,388	11,588	3,648	—	3,648
Cost of sales	2,177	1,648	1,387	795	6,007	1,818	—	1,818
Selling, general and administrative expenses	829	972	680	269	2,750	1,058	—	1,058
Other deductions, net	99	39	59	18	215	350	—	350
Earnings (Loss)	$865	936	509	306	2,616	422	—	422

	2024
	Final Control	Measurement & Analytical	Discrete Automation	Safety & Productivity	Intelligent Devices	Control Systems & Software	Test & Measurement	Software & Control
Net Sales	$4,204	4,061	2,506	1,390	12,161	3,935	1,464	5,399
Cost of sales	2,246	1,799	1,334	796	6,175	1,883	387	2,270
Selling, general and administrative expenses	862	1,097	640	265	2,864	1,118	723	1,841
Other deductions, net	119	109	66	21	315	362	644	1,006
Earnings (Loss)	$977	1,056	466	308	2,807	572	(290)	282

	2025
	Final Control	Measurement & Analytical	Discrete Automation	Safety & Productivity	Intelligent Devices	Control Systems & Software	Test & Measurement	Software & Control
Net Sales	$4,380	4,143	2,521	1,356	12,400	4,205	1,486	5,691
Cost of sales	2,323	1,843	1,340	773	6,279	1,917	381	2,298
Selling, general and administrative expenses	869	1,101	645	264	2,879	1,073	734	1,807
Other deductions, net	107	87	67	28	289	320	439	759
Earnings (Loss)	$1,081	1,112	469	291	2,953	895	(68)	827

The following table reconciles the total segment results from the tables above to the Company's consolidated results.

	Sales			Earnings (Loss)
	2023	2024	2025	2023	2024	2025
Segment Totals	$15,236	17,560	18,091	$3,038	3,089	3,780

Corporate items:
Stock compensation				(250)	(260)	(263)
Unallocated pension and postretirement costs				171	144	109
Corporate and other				(224)	(664)	(455)
Loss on Copeland note receivable				—	(279)	—
Gain on subordinated interest				161	79	—
Eliminations/Interest	(71)	(68)	(75)	(34)	(175)	(237)
Interest income from related party				41	86	—
Total	$15,165	17,492	18,016	$2,903	2,020	2,934

In 2025, stock compensation included $35 of integration-related stock compensation expense attributable to AspenTech (of which $22 was reported as restructuring costs) and $12 attributable to NI (of which $3 was reported as restructuring costs). In 2024, stock compensation included $58 of integration-related stock compensation expense attributable to NI (of which $43 was reported as restructuring costs). Corporate and other for 2025, 2024 and 2023, respectively, includes acquisition/divestiture fees and related costs of $255 ($42 of which is reported in operating profit; amounts primarily relate to AspenTech), $205 ($109 of which is reported in operating profit), and $84 ($15 of which is reported in operating profit). Additionally, in 2024, Corporate and other includes acquisition-related inventory step-up amortization of $231 and divestiture losses totaling $48, while 2023 includes a loss of $47 related to the Company's exit of business operations in Russia. Corporate and other in 2023 also included a mark-to-market gain of $24 related to foreign currency forward contracts entered into by AspenTech and a mark-to-market gain of $56 related to the Company's equity investment in National Instruments Corporation (see Note 6).

	Total Assets			Depreciation and Amortization			Capital Expenditures
	2023	2024	2025	2023	2024	2025	2023	2024	2025
Final Control	$5,614	5,706	5,889	$170	159	161	$93	93	102
Measurement & Analytical	3,976	4,122	4,253	121	138	140	93	84	107
Discrete Automation	2,493	2,470	2,569	84	87	87	56	61	61
Safety & Productivity	1,238	1,228	1,273	57	58	60	35	46	46
Intelligent Devices	13,321	13,526	13,984	432	442	448	277	284	316

Control Systems & Software	16,199	15,903	15,758	582	594	550	39	46	51
Test & Measurement	—	9,210	8,809	—	607	476	—	27	29
Software and Control	16,199	25,113	24,567	582	1,201	1,026	39	73	80

Corporate and other (includes assets held-for-sale)	13,226	5,607	3,413	37	46	44	47	62	35
Total	$42,746	44,246	41,964	$1,051	1,689	1,518	$363	419	431

Depreciation and amortization includes intellectual property, customer relationships and capitalized software.

Geographic Information

Sales by major geographic destination are summarized below:

	2023				2024
	Americas	AMEA	Europe	Total	Americas	AMEA	Europe	Total
Final Control	$1,949	1,481	540	3,970	$2,010	1,647	547	4,204
Measurement & Analytical	1,847	1,222	526	3,595	2,046	1,382	633	4,061
Discrete Automation	1,234	720	681	2,635	1,178	646	682	2,506
Safety & Productivity	1,049	70	269	1,388	1,048	73	269	1,390
Intelligent Devices	6,079	3,493	2,016	11,588	6,282	3,748	2,131	12,161

Control Systems & Software	1,729	1,104	815	3,648	1,862	1,181	892	3,935
Test & Measurement	—	—	—	—	654	389	421	1,464
Software and Control	1,729	1,104	815	3,648	2,516	1,570	1,313	5,399

Total	$7,808	4,597	2,831	15,236	$8,798	5,318	3,444	17,560

	2025
	Americas	AMEA	Europe	Total
Final Control	$2,164	1,662	555	4,381
Measurement & Analytical	2,052	1,461	631	4,144
Discrete Automation	1,218	630	672	2,520
Safety & Productivity	1,042	67	246	1,355
Intelligent Devices	6,476	3,820	2,104	12,400

Control Systems & Software	2,042	1,238	925	4,205
Test & Measurement	696	391	399	1,486
Software and Control	2,738	1,629	1,324	5,691

Total	$9,214	5,449	3,428	18,091

Sales in the U.S. were $7,481, $7,091 and $6,327 for 2025, 2024 and 2023, respectively, while Asia, Middle East & Africa includes sales in China of $1,829, $1,901 and $1,804 in those years.

	Property, Plant and Equipment
	2023	2024	2025
Americas	$1,442	1,672	1,717
Asia, Middle East & Africa	428	542	601
Europe	493	593	553
Total	$2,363	2,807	2,871

Property, plant and equipment located in the U.S. was $1,498 in 2025, $1,474 in 2024 and $1,261 in 2023.

(21) OTHER FINANCIAL DATA

Items reported in earnings from continuing operations during the years ended September 30 included the following:

	2023	2024	2025
Research and development expense	$523	781	771
Rent expense	$210	245	232

The components of depreciation and amortization expense reported for the years ended September 30 included the following:

	2023	2024	2025
Depreciation expense	$287	323	344
Amortization of intangibles (includes $196, $197 and $199 reported in Cost of Sales in 2023, 2024 and 2025, respectively) (a)	678	1,274	1,083
Amortization of capitalized software	86	92	91
Total	$1,051	1,689	1,518

(a) Amortization of intangibles includes $425 and $560 related to the NI acquisition in 2025 and 2024, respectively.

Items reported in other noncurrent assets included the following:

	2024	2025
Pension assets	$1,194	1,229
Operating lease right-of-use assets	$692	637
Unbilled receivables (contract assets)	$519	621
Deferred income taxes	$64	79
Asbestos-related insurance receivables	$37	55

Items reported in accrued expenses included the following:

	2024	2025
Customer advances (contract liabilities)	$1,043	1,031
Employee compensation	$706	740
Income taxes	$587	130
Operating lease liabilities (current)	$158	138
Product warranty	$82	90

Other liabilities are summarized as follows:

	2024	2025
Deferred income taxes	$2,138	1,822
Pension and postretirement liabilities	466	467
Operating lease liabilities (noncurrent)	511	505
Asbestos litigation	151	131
Other	574	625
Total	$3,840	3,550

(22) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Full Year
	2024	2025	2024	2025	2024	2025	2024	2025	2024	2025
Net sales	$4,117	4,175	4,376	4,432	4,380	4,553	4,619	4,855	17,492	18,016
Gross profit	$1,916	2,235	2,284	2,371	2,314	2,393	2,371	2,520	8,885	9,519

Earnings from continuing operations common stockholders	$169	585	547	485	344	580	558	636	1,618	2,285

Net earnings common stockholders	$142	585	501	485	329	586	996	637	1,968	2,293

Earnings per common share from continuing operations:
Basic	$0.30	1.03	0.96	0.86	0.60	1.03	0.98	1.13	2.83	4.05
Diluted	$0.29	1.02	0.95	0.86	0.60	1.03	0.97	1.12	2.82	4.03

Net earnings per common share:
Basic	$0.25	1.03	0.88	0.86	0.58	1.04	1.74	1.13	3.44	4.06
Diluted	$0.25	1.02	0.87	0.86	0.57	1.04	1.73	1.12	3.43	4.04

Dividends per common share	$0.525	0.5275	0.525	0.5275	0.525	0.5275	0.525	0.5275	2.10	2.11

Earnings per share are computed independently each period; as a result, the quarterly amounts may not sum to the calculated annual figure.

Emerson Electric Co. common stock (symbol EMR) is listed on the New York Stock Exchange and NYSE Texas.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Emerson Electric Co.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Emerson Electric Co. and subsidiaries (the Company) as of September 30, 2025 and 2024, the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the years in the three-year period ended September 30, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Sufficiency of Audit Evidence over Net Sales

As discussed in Notes 1, 2 and 20 to the Company’s consolidated financial statements, and disclosed in the consolidated statements of earnings, the Company recorded $18.0 billion of net sales in 2025.
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

•assessed the recorded net sales for certain locations by selecting a sample of transactions and compared the amounts recognized to underlying documentation, including contracts with customers and shipping documentation.

•assessed the recorded net sales for certain locations by performing a software-assisted data analysis to test relationships among certain revenue transactions.

We evaluated the sufficiency of audit evidence obtained by assessing the results of procedures performed, including the appropriateness of the nature and extent of such evidence.

/s/	KPMG LLP
We or our predecessor firms have served as the Company’s auditor since 1938.
St. Louis, Missouri
November 10, 2025

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures which is designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including the Company’s certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of September 30, 2025 to provide reasonable assurance of achieving these objectives.

Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports. There was no change in the Company's internal control over financial reporting during the quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management’s report on internal control over financial reporting, and the related report of the Company’s auditor, KPMG LLP, an independent registered public accounting firm, set forth in Item 7 and Item 8, respectively, of this Annual Report on Form 10-K, are hereby incorporated by reference.

ITEM 9B - OTHER INFORMATION

During the three-month period ended September 30, 2025, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

ITEM 9C - DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding nominees and directors appearing under "Proxy Item No. 1: Election of Directors" in the Emerson Electric Co. Notice of Annual Meeting of Shareholders and Proxy Statement for the February 2026 annual shareholders' meeting (the "2026 Proxy Statement") is hereby incorporated by reference. Information regarding executive officers is set forth in Part I of this report. Information regarding the Audit Committee and Audit Committee Financial Expert appearing under "Board and Committee Operations—Board and Corporate Governance— Committees of Our Board of Directors," "Board and Committee Operations—Corporate Governance and Nominating Committee—Nomination Process" and "— Proxy Access" in the 2026 Proxy Statement is hereby incorporated by reference.

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

ITEM 11 - EXECUTIVE COMPENSATION

Information appearing under “Executive Compensation" (including the information set forth under "Compensation Discussion and Analysis"), "Compensation Tables" (other than "Pay vs. Performance"), "Board and Committee Operations—Corporate Governance and Nominating Committee—Director Compensation," "Board and Committee Operations—Compensation Committee" (including, but not limited to, the information set forth under "Role of Executive Officers and the Compensation Consultant," "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation") in the 2026 Proxy Statement is hereby incorporated by reference.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding beneficial ownership of shares by nominees and continuing directors, named executive officers, five percent beneficial owners, and by all directors and executive officers as a group appearing under "Ownership of Emerson Equity Securities" in the 2026 Proxy Statement is hereby incorporated by reference.

The following table sets forth aggregate information regarding the Company’s equity compensation plans as of September 30, 2025:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	5,892,000	$54.16	15,703,000
Equity compensation plans not approved by security holders	—	—	—
Total	5,892,000	$54.16	15,703,000

(1)Includes the Stock Option and Incentive Shares Plans previously approved by the Company's security holders. Shares included in column (a) assume the maximum payouts, where applicable, and are as follows: (i) 98,000 shares reserved for outstanding stock option awards, (ii) 954,000 shares reserved for performance share awards granted in 2025, (iii) 1,010,000 shares reserved for performance share awards granted in 2024, (iv) 1,333,000 shares reserved for performance share awards granted in 2023 and (v) 2,497,000 shares reserved for outstanding restricted stock unit awards. As provided by the Company’s Incentive Shares Plans, performance shares awards represent a commitment to issue such shares without cash payment by the employee, contingent upon achievement of the performance objectives and continued service by the employee.

The table above includes 338,000 shares outstanding as of September 30, 2025 relating to restricted stock units and performance stock units which were originally issued by National Instruments Corporation and assumed by Emerson and converted into Emerson time-based restricted stock units in connection with the acquisition of National Instruments Corporation in early fiscal 2024.

The table above also includes 503,000 shares outstanding as of September 30, 2025 relating to restricted stock units and performance stock units which were originally issued by AspenTech and assumed by Emerson and converted into Emerson time-based restricted stock units in connection with the March 2025 acquisition of AspenTech.

The price in column (b) represents the weighted-average exercise price for outstanding options. Included in column (c) are shares remaining available for award under previously approved plans as follows: (i) 15,307,000 under the 2024 Incentive Shares Plan, (ii) 124,000 under the 2015 Incentive Shares Plan, (iii) 247,000 under the 2006 Incentive Shares Plan,and (iv) 25,000 under the Restricted Stock Plan for Non-Management Directors.

Information regarding stock option plans and incentive shares plans is set forth in Note 17.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information appearing under “Board and Committee Operations—Board and Corporate Governance—Review, Approval or Ratification of Transactions with Related Persons," "—Certain Business Relationships and Related Party Transactions" and "—Director Independence" in the 2026 Proxy Statement is hereby incorporated by reference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information appearing under "Board and Committee Operations—Audit Committee—Fees Paid to KPMG LLP" in the 2026 Proxy Statement is hereby incorporated by reference.

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

2(h)**    Agreement and Plan of Merger, dated January 26, 2025, by and among Emerson Electric Co., Aspen Technology, Inc. and Emersub CXV, Inc., incorporated by reference to the Company’s Form 8-K filed on January 27, 2025, File No. 1-278, Exhibit 2.1.

2(i)    Letter Agreement, dated as of March 7, 2025, among Emerson Electric Co., Aspen Technology, Inc. and Emersub CXV, Inc., incorporated by reference to the Company’s Form 8-K filed on March 10, 2025, File No. 1-278, Exhibit 2.1

3(a)     Restated Articles of Incorporation of Emerson Electric Co., incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended March 31, 2001, File No. 1-278, Exhibit 3(a); Termination of Designated Shares of Stock and Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock, incorporated by reference to Emerson Electric Co. 1998 Form 10-K, File No. 1-278, Exhibit 3(a); Amendment to the Company’s Restated Articles of Incorporation, incorporated by reference to the Company’s Form 8-K filed on February 14, 2025, File No. 1-278, Exhibit 3.1

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

4(c)     Description of Capital Stock incorporated by reference to Emerson Electric Co., 2020 Form 10-K, File No. 1-278, Exhibit 4(c).

4(d)     Description of 2.000% Notes due 2029, 3.000% Notes due 2031 and 3.500% Notes due 2037, filed herewith.

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

10(l)*    Emerson Electric Co. 2006 Incentive Shares Plan, incorporated by reference to Emerson Electric Co. 2006 Proxy Statement dated December 16, 2005, Appendix C, Amendment for 409A Compliance, incorporated by reference to Emerson Electric Co. 2007 Form 10-K, File No. 1-278, Exhibit 10(q), Forms of Performance Shares Award Certificate and Acceptance of Award (used on or prior to September 30, 2009) and Restricted Shares Award Agreement (used on or prior to September 30, 2011), incorporated by reference to Emerson Electric Co. 2007 Form 10-K, File No. 1-278, Exhibit 10(q), Amendment to Emerson Electric Co. 2006 Incentive Shares Plan, incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended June 30, 2008, File No. 1-278, Exhibit 10.1, Forms of Performance Shares Award Certificate, Acceptance of Award and 2010 Performance Shares Program Award Summary, incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended December 31, 2009 (used after September 30, 2009 and on or prior to September 30, 2011), File No. 1-278, Exhibit 10.2, Forms of Performance Shares Award Certificate and Acceptance of Award, incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended December 31, 2011, File No. 1-278, Exhibit 10.3 (used after September 30, 2011), and Form of Restricted Shares Award Agreement, incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended December 31, 2011, File No. 1-278, Exhibit 10.4 (used after September 30, 2011). Second Amendment to the Emerson Electric Co. 2006 Incentive Shares Plan, incorporated by reference to the Emerson Electric Co. Form 10-Q for the quarter ended December 31, 2023, File No. 1-278, Exhibit 10.2

10(m) Credit Agreement dated as of February 17, 2023, incorporated by reference to the Company’s Form 8-K, filed on February 21, 2023, File No. 1-278, Exhibit 10.1.

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

10(o)*     Emerson Electric Co. 2015 Incentive Shares Plan, incorporated by reference to Emerson Electric Co. 2015 Proxy Statement dated December 12, 2014, Appendix B, Forms of Performance Shares Award Certificate and Acceptance of Award (used on or prior to November 5, 2018), Performance Shares Program Award Summary (used on or prior to November 5, 2018) and Form of Restricted Shares Award Agreement (used on or prior to November 5, 2018), incorporated by reference to Emerson Electric Co. 2015 Form 10-K, File No. 1-278, Exhibit 10(u), Form of Restricted Shares Award Agreement (used after November 5, 2018), incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended December 31, 2018, Exhibit 10.1, Form of Restricted Stock Units Program Acceptance of Award (used after November 5, 2018), incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended December 31, 2018, Exhibit 10.2 and Form of Performance Share Program Acceptance of Award (used after November 5, 2018), incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended December 31, 2018, Exhibit 10.3., Form of Emerson Electric Co. Performance Shares Program Award Agreement (used after November 1, 2021), incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended December 31, 2021, File No. 1-278, Exhibit 10.2 First Amendment to the Emerson Electric Co. 2015 Incentive Shares Plan, incorporated by reference to the Emerson Electric Co. Form 10-Q for the quarter ended December 31, 2023, File No. 1-278, Exhibit 10.3 Form of Performance Shares Program Acceptance Award Agreement (used after November 6, 2023), incorporated by reference to Emerson Electric Co. 2024 Form 10-K, File No. 1-278, Exhibit 10(o), Form of Performance Shares Program Restricted Stock Units Award Agreement (used after November 6, 2023), incorporated by reference to Emerson Electric Co. 2024 Form 10-K, File No. 1-278, Exhibit 10(o).

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

10(r)* 364-Day Credit Agreement dated as of February 11, 2025, incorporated by reference to the Company's Form 8-K filed on February 14, 2025, File No. 1-278, Exhibit 10.1

10(s)* Amended and Restated Deferred Compensation Plan for Non-Employee Directors and Forms of Payment Election Forms, incorporated by reference to the Emerson Electric Co. Form 10-Q for the quarter ended December 31, 2022, File No. 1-278, Exhibit 10(a).

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

10(v)* Emerson Electric Co. 2024 Equity Incentive Plan, incorporated by reference to the Emerson Electric Co. 2024 Proxy Statement dated December 8, 2023, File No. 1-278, Appendix C. Form of Performance Shares Program Acceptance Award Agreement (used after November 4, 2024), incorporated by reference to Emerson Electric Co. 2024 Form 10-K, File No. 1-278 Exhibit 10(x), Form of Performance Shares Program Restricted Stock Units Award Agreement (used after November 4, 2024), incorporated by reference to Emerson Electric Co. 2024 Form 10-K, File No. 1-278 Exhibit 10(x), Form of Restricted Shares Award Agreement (used after November 4, 2024), incorporated by reference to Emerson Electric Co. 2024 Form 10-K, File No. 1-278 Exhibit 10(x)

10(w)*    Emerson Defined Contribution Supplemental Executive Retirement Plan, incorporated by reference to the Company's Form 8-K, filed on November 5, 2024, File No. 1-278, Exhibit 10.1, First Amendment to the Emerson Defined Contribution Supplemental Executive Retirement Plan, filed herewith.

10(x)*    Emerson Electric Co. 2025 Employee Stock Purchase Plan, incorporated by reference to the Emerson Electric Co. 2025 Proxy Statement dated December 13, 2024, File No. 1-278, Appendix D

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

24    Power of Attorney

31    Certifications pursuant to Exchange Act Rule 13a-14(a)

32    Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350

97    Incentive Compensation Recovery (Clawback) Policy, incorporated by reference to Emerson Electric Co. 2023 Form 10-K File No. 1-278, Exhibit 97

101.INS    Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the years ended September 30, 2023, 2024 and 2025, (ii) Consolidated Statements of Comprehensive Income for the years ended September 30, 2023, 2024, and 2025 (iii) Consolidated Balance Sheets at September 30, 2024 and 2025, (iv) Consolidated Statements of Equity for the years ended September 30, 2023, 2024 and 2025, (v) Consolidated Statements of Cash Flows for the years ended September 30, 2023, 2024 and 2025, and (vi) Notes to Consolidated Financial Statements for the year ended September 30, 2025.

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

M. J. Baughman
Executive Vice President, Chief Financial Officer
and Chief Accounting Officer
November 10, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on November 10, 2025, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ S. L. Karsanbhai	President and Chief Executive Officer
S. L. Karsanbhai

/s/ M. J. Baughman	Executive Vice President, Chief Financial Officer and Chief Accounting Officer
M. J. Baughman

*	Chair of the Board
J. S. Turley

*	Director
M. A. Blinn

*	Director
J. B. Bolten

*	Director
C. G. Butler

*	Director
M. S. Craighead

*	Director
G. A. Flach

*	Director
L. M. Lee

*	Director
M. S. Levatich

*	Director
J. M. McKelvey

* By	/s/	M. J. Baughman
M. J. Baughman
Attorney-in-Fact