Form 10-Q
period 2025-12-31
EMERSON ELECTRIC CO
filed 2026-02-03
CIK 32604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common stock of $0.50 par value per share outstanding at December 31, 2025: 562.0 million shares.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Consolidated Statements of Earnings
EMERSON ELECTRIC CO. & SUBSIDIARIES
Three months ended December 31, 2024 and 2025
(Dollars in millions, except per share amounts; unaudited)

	Three Months Ended December 31,
	2024	2025
Net sales	$4,175	4,346

Cost of sales	1,940	2,035
Selling, general and administrative expenses	1,224	1,242
Other deductions, net	228	204
Interest expense (net of interest income of $44 and $26, respectively)	8	90

Earnings before income taxes	775	775

Income taxes	182	169

Net earnings	593	606

Less: Noncontrolling interests in subsidiaries	8	1

Net earnings common stockholders	$585	605

Earnings per share:
Basic	$1.03	1.08
Diluted	$1.02	1.07

Weighted average outstanding shares:
Basic	568.5	561.8
Diluted	571.1	564.1
 See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
EMERSON ELECTRIC CO. & SUBSIDIARIES

Three months ended December 31, 2024 and 2025
(Dollars in millions; unaudited)

	Three Months Ended December 31,
	2024	2025
Net earnings	$593	606

Other comprehensive income (loss), net of tax:
Foreign currency translation	(492)	(20)
Pension and postretirement	3	4
Cash flow hedges	10	8
Total other comprehensive income (loss)	(479)	(8)

Comprehensive income	114	598

Less: Noncontrolling interests in subsidiaries	1	—
Comprehensive income common stockholders	$113	598

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
EMERSON ELECTRIC CO. & SUBSIDIARIES

(Dollars and shares in millions, except per share amounts; unaudited)

	Sept 30, 2025	Dec 31, 2025
ASSETS
Current assets
Cash and equivalents	$1,544	1,748
Receivables, less allowances of $123 and $124, respectively	3,101	2,972
Inventories	2,213	2,353
Other current assets	1,725	1,770
Total current assets	8,583	8,843

Property, plant and equipment, net	2,871	2,867
Other assets
Goodwill	18,193	18,182
Other intangible assets	9,458	9,205
Other	2,859	2,842
Total other assets	30,510	30,229
Total assets	$41,964	41,939

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current maturities of long-term debt	$4,797	5,832
Accounts payable	1,384	1,339
Accrued expenses	3,616	3,349
Total current liabilities	9,797	10,520

Long-term debt	8,319	7,575

Other liabilities	3,550	3,552

Equity
Common stock, $0.50 par value; authorized, 1,200.0 shares; issued, 953.4 shares; outstanding, 562.8 shares and 562.0 shares, respectively	477	477
Additional paid-in-capital	85	16
Retained earnings	40,603	40,871
Accumulated other comprehensive income (loss)	(821)	(828)
Cost of common stock in treasury, 390.6 shares and 391.4 shares, respectively	(20,062)	(20,259)
Common stockholders’ equity	20,282	20,277
Noncontrolling interests in subsidiaries	16	15
Total equity	20,298	20,292
Total liabilities and equity	$41,964	41,939
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Equity
EMERSON ELECTRIC CO. & SUBSIDIARIES

Three months ended December 31, 2024 and 2025
(Dollars in millions; unaudited)

	Three Months Ended December 31,
	2024	2025

Common stock	$477	477

Additional paid-in-capital
Beginning balance	169	85
Stock plans	(56)	(92)
Reclass negative APIC to retained earnings	—	23
Ending balance	113	16

Retained earnings
Beginning balance	40,830	40,603
Net earnings common stockholders	585	605
Dividends paid (per share: $0.5275 and $0.555, respectively)	(303)	(314)
Reclass negative APIC to retained earnings	—	(23)
Ending balance	41,112	40,871

Accumulated other comprehensive income (loss)
Beginning balance	(868)	(821)
Foreign currency translation	(485)	(19)
Pension and postretirement	3	4
Cash flow hedges	10	8
Ending balance	(1,340)	(828)

Treasury stock
Beginning balance	(18,972)	(20,062)
Purchases	(946)	(252)
Issued under stock plans	46	55
Ending balance	(19,872)	(20,259)

Common stockholders' equity	20,490	20,277

Noncontrolling interests in subsidiaries
Beginning balance	5,873	16
Net earnings	8	1
Stock plans	15	—
Dividends paid	—	(1)
Other comprehensive income	(7)	(1)
Ending balance	5,889	15

Total equity	$26,379	20,292

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
EMERSON ELECTRIC CO. & SUBSIDIARIES
Three Months Ended December 31, 2024 and 2025
(Dollars in millions; unaudited)

	Three Months Ended
	December 31,
	2024	2025
Operating activities
Net earnings	$593	606
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	383	359
Stock compensation	68	55
Changes in operating working capital	(154)	(357)
Other, net	(113)	36
Cash provided by operating activities	777	699

Investing activities
Capital expenditures	(83)	(97)
Purchases of businesses, net of cash and equivalents acquired	(37)	—
Other, net	(22)	(28)
Cash used in investing activities	(142)	(125)

Financing activities
Net increase (decrease) in short-term borrowings	2	(485)
Proceeds from short-term borrowings greater than three months	—	3,473
Payments of short-term borrowings greater than three months	—	(2,099)
Payments of long-term debt	(2)	(587)
Dividends paid	(301)	(312)
Purchases of common stock	(899)	(250)
Other, net	(91)	(104)
Cash used in financing activities	(1,291)	(364)

Effect of exchange rate changes on cash and equivalents	(98)	(6)
Increase (decrease) in cash and equivalents	(754)	204
Beginning cash and equivalents	3,588	1,544
Ending cash and equivalents	$2,834	1,748

Changes in operating working capital
Receivables	$156	119
Inventories	(86)	(141)
Other current assets	(5)	(52)
Accounts payable	(53)	(33)
Accrued expenses	(166)	(250)
Total changes in operating working capital	$(154)	(357)
See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
EMERSON ELECTRIC CO. & SUBSIDIARIES

(Dollars and shares in millions, except per share amounts or where noted)

(1) BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements of Emerson Electric Co. ("Emerson", "we", "us", "our" or the "Company") include all adjustments necessary for a fair presentation of operating results for the interim periods presented. Adjustments consist of normal and recurring accruals. The consolidated financial statements are presented in accordance with the requirements of Form 10-Q and consequently do not include all disclosures required for annual financial statements presented in conformity with U.S. generally accepted accounting principles (GAAP). For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2025.

On November 20, 2025, Emerson announced that with the completion of the Company's transformation, it has revised its management organization and updated its reportable segments. Effective in fiscal 2026, Emerson now reports results for five segments: Control Systems & Software and Test & Measurement, which are combined and reported as the Software & Systems group; Sensors and Final Control, which are combined and reported as the Intelligent Devices group; and Safety & Productivity. Prior year amounts have been reclassified to conform to the current year presentation. See Note 13 for further details.

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

	Sept 30, 2025	Dec 31, 2025
Unbilled receivables (contract assets)	$1,891	1,900
Customer advances (contract liabilities)	(1,105)	(1,171)
Net contract assets (liabilities)	$786	729

The majority of the Company's contract balances relate to (1) arrangements where revenue is recognized over time and payments from customers are made according to a contractual billing schedule, and (2) revenue from term software license arrangements where the license revenue is recognized upfront upon delivery. Revenue recognized for the three months ended December 31, 2025 included $428 that was included in the beginning contract liability balance. Other factors that impacted the change in net contract assets were immaterial. Revenue recognized for the three months ended December 31, 2025 for performance obligations that were satisfied in previous periods, including cumulative catchup adjustments on the Company's long-term contracts, was immaterial.

As of December 31, 2025, the Company's backlog relating to unsatisfied (or partially unsatisfied) performance obligations in contracts with its customers was approximately $9.2 billion. The Company expects to recognize approximately 75 percent of its remaining performance obligations as revenue over the next 12 months, with the remainder substantially over the following two years.

(3) COMMON SHARES

Reconciliations of weighted-average shares for basic and diluted earnings per common share follow. Diluted earnings per share are calculated using the two-class method. Earnings allocated to participating securities were inconsequential.

	Three Months Ended December 31,
	2024	2025

Basic shares outstanding	568.5	561.8
Dilutive shares	2.6	2.3
Diluted shares outstanding	571.1	564.1

(4) ACQUISITIONS AND DIVESTITURES

AspenTech

On March 12, 2025, Emerson completed its purchase of the remaining outstanding shares of common stock of AspenTech not already owned by the Company for approximately $7.2 billion. Emerson also incurred fees of $76 ($65 after-tax) and paid $76 to settle certain AspenTech share-based awards that were outstanding prior to the transaction closing. The purchase of the remaining outstanding shares and related costs were reported as an adjustment to Equity in 2025. Separately, AspenTech incurred $127 ($113 after-tax) of deal-related fees which were reported as acquisition/divestiture costs in Other deductions, net in 2025. AspenTech is now reported as a part of the Control Systems & Software segment in the Software & Systems business group, see Note 13.

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

(5) PENSION & POSTRETIREMENT PLANS

Total periodic pension and postretirement (income) expense is summarized below:

	Three Months Ended December 31,
	2024	2025
Service cost	$18	19
Interest cost	48	48
Expected return on plan assets	(73)	(75)
Net amortization	4	5
Total	$(3)	(3)

(6) OTHER DEDUCTIONS, NET

Other deductions, net are summarized below:

	Three Months Ended December 31,
	2024	2025

Amortization of intangibles (intellectual property and customer relationships)	$229	205
Restructuring costs	11	9
Acquisition/divestiture costs	13	1
Foreign currency transaction (gains) losses	1	13
Other	(26)	(24)
Total	$228	204

For the three months ended December 31, 2025, the decrease in intangibles amortization was largely due to backlog amortization of $26 in the prior year related to the AspenTech acquisition. Other is composed of several items, including pension expense, litigation costs, provision for bad debt and other items, none of which is individually significant.

(7) RESTRUCTURING COSTS

Restructuring expense reflects costs associated with the Company’s ongoing efforts to improve operational efficiency and deploy assets globally in order to remain competitive on a worldwide basis. The Company expects fiscal 2026 restructuring expense and related costs to be approximately $100, including costs to complete actions initiated in the first three months of the year.

Restructuring expense by business segment follows:

	Three Months Ended December 31,
	2024	2025

Control Systems & Software	$2	1
Test & Measurement	(1)	—
Software & Systems	1	1

Sensors	1	5
Final Control	7	2
Intelligent Devices	8	7

Safety & Productivity	1	1

Corporate	1	—

Total	$11	9
Details of the change in the liability for restructuring costs during the three months ended December 31, 2025 follow:

	Sept 30, 2025	Expense	Utilized/Paid	Dec 31, 2025

Severance and benefits	$116	4	25	95
Other	4	5	6	3
Total	$120	9	31	98
The tables above do not include $2 and $2 of costs related to restructuring actions incurred for the three months ended December 31, 2025 and 2024, respectively.

(8) TAXES

Income taxes were $169 in the first quarter of fiscal 2026 and $182 in 2025, resulting in effective tax rates of 22 percent and 24 percent, respectively. In the current year, the One Big Beautiful Bill Act (the "OBBBA") increased the effective tax rate by approximately 1 percentage point due to a lower tax deduction for foreign derived intangible income from the change to domestic research and development in fiscal 2026. Excluding the impact related to the OBBBA, the lower rate in the current year reflected favorable tax items compared to unfavorable items in the prior year.

(9) OTHER FINANCIAL INFORMATION

	Sept 30, 2025	Dec 31, 2025
Inventories
Finished products	$520	563
Raw materials and work in process	1,693	1,790
Total	$2,213	2,353

Property, plant and equipment, net
Property, plant and equipment, at cost	$6,408	6,461
Less: Accumulated depreciation	3,537	3,594
Total	$2,871	2,867

Goodwill by business segment
Control Systems & Software	$9,095	9,096
Test & Measurement	3,468	3,463
Software & Systems	12,563	12,559

Sensors	1,604	1,602
Final Control	3,400	3,396
Intelligent Devices	5,004	4,998

Safety & Productivity	626	625

Total	$18,193	18,182

Other intangible assets
Gross carrying amount	$15,832	15,843
Less: Accumulated amortization	6,374	6,638
Net carrying amount	$9,458	9,205
Other intangible assets include customer relationships, net, of $5,657 and $5,801 and intellectual property, net, of $3,292 and $3,411 as of December 31, 2025 and September 30, 2025, respectively.

	Three Months Ended December 31,
	2024	2025
Depreciation and amortization expense includes the following:
Depreciation expense	$83	84
Amortization of intangibles (includes $49 and $49 reported in Cost of Sales, respectively)	278	254
Amortization of capitalized software	22	21
Total	$383	359

	Sept 30, 2025	Dec 31, 2025
Items reported in other noncurrent assets include the following:
Pension assets	$1,229	1,247
Operating lease right-of-use assets	637	640
Unbilled receivables (contract assets)	621	608
Deferred income taxes	79	75
Asbestos-related insurance receivables	55	52

Items reported in accrued expenses include the following:
Customer advances (contract liabilities)	$1,031	1,088
Employee compensation	740	461
Income taxes	130	193
Operating lease liabilities (current)	138	139
Product warranty	90	85

Items reported in other liabilities include the following:
Deferred income taxes	$1,822	1,792
Operating lease liabilities (noncurrent)	505	513
Pension and postretirement liabilities	467	454
Asbestos litigation	131	126
(10) FINANCIAL INSTRUMENTS
Hedging Activities – As of December 31, 2025, the notional amount of foreign currency hedge positions was approximately $4.2 billion. All derivatives receiving hedge accounting are cash flow hedges. The majority of hedging gains and losses deferred as of December 31, 2025 are expected to be recognized over the next 12 months as the underlying forecasted transactions occur. Gains and losses on foreign currency derivatives reported in Other deductions, net reflect hedges of balance sheet exposures that do not receive hedge accounting. Cash flows related to foreign currency hedges are classified within operating cash flows.
Net Investment Hedge – In fiscal 2019, the Company issued euro-denominated debt of €1.5 billion, of which €500 was repaid in 2024. During the quarter, the Company repaid an additional €500 of 1.25% euro notes that matured in October 2025. In fiscal 2025, the Company issued €500 of 3.0% notes due March 2031 and €500 of 3.5% notes due March 2037. The euro notes reduce foreign currency risk associated with the Company's international subsidiaries that use the euro as their functional currency and have been designated as a hedge of a portion of the investment in these operations. Foreign currency gains or losses associated with the euro-denominated debt are deferred in accumulated other comprehensive income (loss) and will remain until the hedged investment is sold or substantially liquidated. Cash flows related to the euro-denominated debt are classified within financing cash flows.
The following gains and losses are included in earnings and other comprehensive income (OCI) for the three months ended December 31, 2025 and 2024:

		Three Months Ended December 31,
		Into Earnings		Into OCI
Gains (Losses)	Location	2024	2025	2024	2025
Foreign currency	Sales	1	1	11	4
Foreign currency	Cost of sales	—	5	3	12
Foreign currency	Other deductions, net	(51)	(9)

Net Investment Hedges
Euro denominated debt			—	70	12
Total		$(50)	(3)	84	28

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
Fair Value Measurement – Valuations for all derivatives and the Company's long-term debt fall within Level 2 of the GAAP valuation hierarchy. As of December 31, 2025, the fair value of long-term debt was approximately $7.6 billion, which was lower than the carrying value by $694. The fair value of foreign currency contracts, which are reported in Other current assets and Accrued expenses, did not materially change since September 30, 2025.
Counterparties to derivatives arrangements are companies with investment-grade credit ratings. The Company has bilateral collateral arrangements with counterparties with credit rating-based posting thresholds that vary depending on the arrangement. If credit ratings on the Company's debt fall below pre-established levels, counterparties can require immediate full collateralization of all derivatives in net liability positions. The maximum amount that could potentially have been required was immaterial. The Company also can demand full collateralization of derivatives in net asset positions should any counterparty credit ratings fall below certain thresholds. No collateral was posted with counterparties and none was held by the Company as of December 31, 2025.

(11) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Activity in Accumulated other comprehensive income (loss) for the three months ended December 31, 2025 and 2024 is shown below, net of income taxes:
	Three Months Ended December 31,
	2024	2025
Foreign currency translation
Beginning balance	$(616)	(565)
Other comprehensive income (loss), net of tax of $16 and $(3), respectively	(485)	(19)
Ending balance	(1,101)	(584)

Pension and postretirement
Beginning balance	(245)	(269)
Amortization of deferred actuarial losses into earnings, net of tax of $(1) and $(1), respectively	3	4
Ending balance	(242)	(265)

Cash flow hedges
Beginning balance	(7)	13
Gains deferred during the period, net of taxes of $(3) and $(4), respectively	11	12
Reclassification of realized (gains) losses to sales and cost of sales, net of tax of $— and $2, respectively	(1)	(4)

Ending balance	3	21

Accumulated other comprehensive income (loss)	$(1,340)	(828)

(12) STOCK-BASED COMPENSATION

In 2025, the Board of Directors of the Company adopted and shareholders approved the 2025 Employee Stock Purchase Plan (the “ESPP”), and the plan commenced on January 1, 2026. The ESPP permits eligible employees to purchase shares of common stock at a discount through payroll deductions with a maximum of 10 million shares of common stock available to be issued over the term of the plan. The shares purchasable under the ESPP shall be shares of authorized but unissued or reacquired common stock, including shares of common stock purchased on the open market.

(13) BUSINESS SEGMENTS

On November 20, 2025, Emerson announced that with the completion of the Company's portfolio transformation, it has revised its management organization and updated its reportable segments. Effective in fiscal 2026, Emerson now reports results for five segments which are described in further detail below. Prior year amounts have been reclassified to conform to the current year presentation.

The Control Systems & Software segment delivers a portfolio of automation systems, intelligent software and industrial AI solutions. This segment empowers industrial organizations worldwide to harness data, optimize performance and achieve operational excellence on the plant level and across the enterprise.

Featuring market-leading brands and technologies – including DeltaV™ and Ovation™ control systems and AspenTech’s asset optimization software – this segment integrates advanced automation, edge-to-cloud analytics and AI. These solutions enable customers to make faster, smarter decisions, boost productivity and accelerate their digital transformation in complex environments. This segment also now includes programmable automation controllers, which were previously reported in the former Discrete Automation segment.
The Test & Measurement segment offers an integrated portfolio of intelligent test platforms, modular hardware and powerful software to accelerate innovation, reduce complexity and enhance product quality. With automated test solutions, the NI brand delivers flexible, AI-enabled tools that provide insights and adaptability for measurement and control challenges across diverse industries.

Featuring open software architectures, flexible hardware systems and expert services, Test & Measurement enables customers to connect data and automation, optimize testing processes and assist in reliable performance. By integrating advanced analytics and automation technologies, these solutions help companies drive efficiency and respond quickly to evolving demands.
The Control Systems & Software and Test & Measurement segments are combined and reported as the Software & Systems group.
The Sensors segment (formerly described as Measurement & Analytical) delivers leading sensing and measurement solutions that provide real-time, reliable data for the world’s most essential applications. Leveraging innovative technologies and trusted brands like Rosemount and Micro Motion, the segment helps customers to monitor critical parameters, optimize operations and support safer, more sustainable performance.

With a comprehensive portfolio that includes secure, wireless and non-intrusive instrumentation, Emerson’s Sensors segment empowers organizations to detect, analyze and respond to changing conditions in even the harshest environments. By integrating advanced sensors with automation platforms and analytics, these solutions help customers unlock operational insights, ensure compliance and accelerate productivity at scale.
The Final Control segment is a leading supplier of valves, digital valve controllers, actuators and regulators engineered to excel in the most demanding conditions. Anchored by trusted brands like Fisher, ASCO and Bettis, the segment empowers customers to precisely manage the flow of liquids and gases for safer, more reliable and efficient operations. This segment also now includes the fluid & motion control business from the former Discrete Automation segment.

With solutions spanning control, isolation and pressure relief valves, as well as solenoid and pneumatic valves, valve position indicators, cylinders, air preparation equipment and electric linear motion, Final Control supports critical applications across a wide range of industries. By combining deep expertise with leading technologies, these solutions help customers optimize performance and drive long-term sustainability.
The Sensors and Final Control segments are combined and reported as the Intelligent Devices group.

The Safety & Productivity segment delivers innovative tools, connected equipment and technologies that empower professionals in the mechanical, electrical and plumbing industries. The segment provides a comprehensive range of mechanical, electrical and diagnostic solutions to support critical infrastructure, promote safety and drive productivity across construction, maintenance and industrial environments.

Recently expanded to include the electrical equipment and materials joining businesses from the former Discrete Automation segment, Safety & Productivity combines rugged performance with intelligent design and advanced connectivity.

Summarized information about the Company's results of operations by business segment follows:

	Three Months Ended December 31,
	2024
	Control Systems & Software	Test & Measurement	Software & Systems	Sensors	Final Control	Intelligent Devices	Safety & Productivity
Net Sales	$1,023	359	1,382	972	1,334	2,306	487
Cost of sales	451	89	540	424	698	1,122	276
Selling, general and administrative expenses	277	175	452	260	298	558	110
Other deductions, net	87	108	195	3	33	36	5
Earnings (Loss)	$208	(13)	195	285	305	590	96

	Three Months Ended December 31,
	2025
	Control Systems & Software	Test & Measurement	Software & Systems	Sensors	Final Control	Intelligent Devices	Safety & Productivity
Net Sales	$1,044	409	1,453	996	1,394	2,390	503
Cost of sales	481	103	584	445	722	1,167	285
Selling, general and administrative expenses	277	184	461	270	313	583	112
Other deductions, net	54	108	162	15	28	43	9
Earnings (Loss)	$232	14	246	266	331	597	97
The following table reconciles the total segment results from the tables above to the Company's consolidated results.

	Earnings (Loss)
	Three Months Ended December 31,
	2024	2025
Segment Totals	$881	940

Corporate items:
Stock compensation	(68)	(55)
Unallocated pension and postretirement costs	27	29
Corporate and other	(57)	(49)
Interest expense, net	(8)	(90)
Total	$775	775

Stock compensation for the three months ended December 31, 2025 included $4 of integration-related stock compensation expense. Corporate and other for the three months ended December 31, 2025 included acquisition/divestiture fees and related costs of $7 compared to $22 in the prior year.

Additional segment financial information is presented in the tables below:

	Total Assets		Depreciation and Amortization
	As of December 31,		Three Months Ended December 31,
	2024	2025	2024	2025
Control Systems & Software	$16,036	15,995	$149	122
Test & Measurement	8,964	8,722	118	119
Software & Systems	25,000	24,717	267	241

Sensors	3,995	4,209	31	33
Final Control	7,146	7,541	55	56
Intelligent Devices	11,141	11,750	86	89

Safety & Productivity	1,779	1,887	19	19

Corporate and other	4,690	3,585	11	10
Total	$42,610	41,939	$383	359

Sales by geographic destination (Americas, Asia, Middle East & Africa ("AMEA") and Europe) are summarized below:

	Three Months Ended December 31,				Three Months Ended December 31,
	2024				2025
	Americas	AMEA	Europe	Total	Americas	AMEA	Europe	Total
Control Systems & Software	$494	303	226	1,023	504	293	247	1,044
Test & Measurement	175	93	91	359	186	117	106	409
Software & Systems	669	396	317	1,382	690	410	353	1,453

Sensors	485	338	149	972	492	338	166	996
Final Control	613	488	233	1,334	650	470	274	1,394
Intelligent Devices	1,098	826	382	2,306	1,142	808	440	2,390

Safety & Productivity	357	53	77	487	369	55	79	503

Total	$2,124	1,275	776	4,175	2,201	1,273	872	4,346

Items 2 and 3.

Management's Discussion and Analysis of Financial Condition and Results of Operations
(Dollars are in millions, except per share amounts or where noted)

OVERVIEW

For the first quarter of fiscal 2026, net sales were $4.3 billion, up 4 percent compared with the prior year. Underlying sales, which exclude foreign currency translation, acquisitions and divestitures, were up 2 percent. Foreign currency translation had a 2 percent favorable impact.
Earnings attributable to common stockholders were $605, up 3 percent, and diluted earnings per share were $1.07, up 5 percent compared with $1.02 in the prior year. Adjusted diluted earnings per share were $1.46, up 6 percent compared with $1.38 in the prior year.

The table below presents the Company's diluted earnings per share on an adjusted basis to facilitate period-to-period comparisons and provide additional insight into the underlying, ongoing operating performance of the Company. Adjusted diluted earnings per share excludes intangibles amortization expense, restructuring expense, first year purchase accounting related items and transaction-related costs, discrete taxes, and certain gains, losses or impairments.

Three Months Ended Dec 31	2024	2025

Diluted earnings per share	$1.02	1.07

Amortization of intangibles	0.31	0.35
Restructuring and related costs	0.02	0.02
Acquisition/divestiture fees and related costs	0.03	0.01
Discrete taxes	—	0.01

Adjusted diluted earnings per share	$1.38	1.46
The table below summarizes the changes in adjusted diluted earnings per share. The items identified below are discussed throughout MD&A, see further discussion above and in the Business Segments and Financial Position sections below.

Three Months Ended
Adjusted diluted earnings per share - Dec 31, 2024	$1.38

Operations	0.10
Impact of software renewals	(0.06)
Foreign currency	0.01
Effective tax rate	0.02
Share count	0.02
Other	(0.01)

Adjusted diluted earnings per share - Dec 31, 2025	$1.46

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31

Following is an analysis of the Company’s operating results for the first quarter ended December 31, 2025 compared with the first quarter ended December 31, 2024.

Three Months Ended Dec 31	2024	2025	Change
(dollars in millions, except per share amounts)

Net sales	$4,175	4,346	4%
Gross profit	$2,235	2,311	3%
Percent of sales	53.5%	53.2%	(0.3) pts

SG&A	$1,224	1,242	2%
Percent of sales	29.3%	28.6%	(0.7) pts

Other deductions, net	$228	204
Amortization of intangibles	$229	205
Restructuring costs	$11	9

Interest expense, net	$8	90

Earnings before income taxes	$775	775	—%
Percent of sales	18.6%	17.8%	(0.8) pts
Earnings common stockholders	$585	605	3%
Percent of sales	14.0%	13.9%	(0.1) pts
Net earnings common stockholders	$585	605	3%

Diluted EPS - Earnings	$1.02	1.07	5%

Adjusted Diluted EPS - Earnings	$1.38	1.46	6%

Net sales for the first quarter of fiscal 2026 were $4.3 billion, up 4 percent compared with 2025. Software & Systems sales were up 5 percent, Intelligent Devices sales were up 4 percent, and Safety & Productivity sales were up 3 percent. Underlying sales were up 2 percent on 3 percent higher price, offset by 1 percent lower volume due to a negative impact related to the timing of software renewals. Foreign currency translation had a 2 percent favorable impact. Underlying sales were up 6 percent in the U.S. and flat internationally. The Americas was up 3 percent, Europe was up 3 percent, while Asia, Middle East & Africa was flat (China down 5 percent).

Cost of sales for the first quarter of fiscal 2026 were $2,035, an increase of $95 compared with 2025 and gross margin of 53.2 percent decreased 0.3 percentage points. Gross margin was negatively impacted by tariffs, which were more than offset by targeted price actions but diluted margins, and the timing of software renewals. In total, these items negatively impacted gross margin by approximately 0.9 percentage points.
Selling, general and administrative (SG&A) expenses of $1,242 increased $18 and SG&A as a percent of sales decreased 0.7 percentage points to 28.6 percent compared with the prior year, reflecting leverage on higher sales and savings from cost reduction actions.
Other deductions, net were $204 for the first quarter of fiscal 2026, a decrease of $24 compared with the prior year, reflecting lower amortization due to backlog amortization of $26 in the prior year related to the AspenTech acquisition.

Pretax earnings of $775 were flat compared with the prior year. Earnings increased $51 in Software & Control, $7 in Intelligent Devices, and $1 in Safety & Productivity, see the Business Segments discussion that follows and Note 13.

Income taxes were $169 in the first quarter of fiscal 2026 and $182 in 2025, resulting in effective tax rates of 22 percent and 24 percent, respectively. In the current year, the One Big Beautiful Bill Act (the "OBBBA") increased the effective tax rate by approximately 1 percentage point due to a lower tax deduction for foreign derived intangible income from the change to domestic research and development in fiscal 2026. The Company expects the OBBBA to slightly benefit the effective tax rate beginning in fiscal 2027. Excluding the impact related to the OBBBA, the lower rate in the current year reflected favorable tax items compared to unfavorable items in the prior year.

Earnings attributable to common stockholders were $605, up 3 percent, and diluted earnings per share were $1.07, up 5 percent compared with $1.02 in the prior year. Adjusted diluted earnings per share were $1.46 compared with $1.38 in the prior year, reflecting strong operating results. See the analysis above of adjusted earnings per share for further details.

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

Three Months Ended Dec 31	2024	2025	Change

Earnings before income taxes	$775	775	—%
Percent of sales	18.6%	17.8%	(0.8) pts
Interest expense, net	8	90
Amortization of intangibles	278	254
Restructuring and related costs	13	11
Acquisition/divestiture fees and related costs	22	11
Adjusted EBITA	$1,096	1,141	4%
Percent of sales	26.3%	26.3%	‒ pts

Business Segments
Following is an analysis of operating results for the Company’s business segments for the first quarter ended December 31, 2025, compared with the first quarter ended December 31, 2024. The Company defines segment earnings as earnings before interest and taxes. See Note 13 for a discussion of the Company's business segments.

SOFTWARE & SYSTEMS

Three Months Ended Dec 31	2024	2025	Change	FX	Acq/Div	U/L

Sales:
Control Systems & Software	$1,023	1,044	2%	(2)%	—%	—%
Test & Measurement	359	409	14%	(3)%	—%	11%
Total	$1,382	1,453	5%	(2)%	—%	3%

Earnings:
Control Systems & Software	$208	232	12%
Test & Measurement	(13)	14	212%
Total	$195	246	26%
Margin	14.1%	17.0%	2.9 pts

Amortization of intangibles:
Control Systems & Software	$127	101
Test & Measurement	105	107
Total	$232	208

Restructuring and related costs:
Control Systems & Software	$2	1
Test & Measurement	(1)	—
Total	$1	1

Adjusted EBITA	$428	455	6%
Adjusted EBITA Margin	31.1%	31.3%	0.2 pts

Software & Systems sales were $1,453 in the first quarter of 2026, an increase of $71, or 5 percent compared to the prior year, reflecting strong growth in Test & Measurement. Underlying sales were up 3 percent on 3 percent higher price, while volume was flat including a negative 3 percent impact related to the timing of software renewals. Underlying sales increased 3 percent in the Americas, 3 percent in Asia, Middle East & Africa (China up 1 percent), and 4 percent in Europe. Control Systems & Software sales increased $21, or 2 percent, and underlying sales increased slightly, reflecting strong demand in power and life sciences, offset by the negative impact related to the timing of software renewals. Test & Measurement sales increased $50, or 14 percent, and underlying sales increased 11 percent in the first quarter, reflecting strength in aerospace & defense and semiconductor. Earnings for Software & Systems increased $51, up 26 percent, and margin increased 2.9 percentage points, reflecting leverage on higher sales, savings from cost reduction actions, and lower intangibles amortization and restructuring and related costs compared to the prior year. Adjusted EBITA margin increased 0.2 percentage points, which included a negative impact relating to the timing of software renewals of approximately 2 percentage points.

INTELLIGENT DEVICES

Three Months Ended Dec 31	2024	2025	Change	FX	Acq/Div	U/L

Sales:
Sensors	$972	996	2%	(1)%	—%	1%
Final Control	1,334	1,394	4%	(2)%	—%	2%
Total	$2,306	2,390	4%	(2)%	—%	2%

Earnings:
Sensors	$285	266	(7)%
Final Control	305	331	9%
Total	$590	597	1%
Margin	25.6%	25.0%	(0.6) pts

Amortization of intangibles:
Sensors	$10	11
Final Control	29	28
Total	$39	39

Restructuring and related costs:
Sensors	$1	5
Final Control	7	2
Total	$8	7

Adjusted EBITA	$637	643	1%
Adjusted EBITA Margin	27.6%	26.9%	(0.7) pts
Intelligent Devices sales were $2,390 in the first quarter of 2026, an increase of $84, or 4 percent. Underlying sales increased 2 percent on 3 percent higher price, offset by 1 percent lower volume. Underlying sales increased 3 percent in the Americas, Europe increased 3 percent and Asia, Middle East & Africa was down 2 percent (China down 8 percent). Sensors sales increased $24, or 2 percent, reflecting solid growth in Europe. Sales for Final Control increased $60, or 4 percent, reflecting strong growth in the Americas and solid growth in Europe, with strength in power. Earnings for Intelligent Devices were $597, an increase of $7, or 1 percent, while margin decreased 0.6 percentage points to 25.0 percent, reflecting unfavorable foreign currency transaction comparisons, deleverage on lower volume and unfavorable mix, partially offset by favorable price less net material inflation. Adjusted EBITA margin was 26.9 percent, a decrease of 0.7 percentage points.

SAFETY & PRODUCTIVITY

Three Months Ended Dec 31	2024	2025	Change	FX	Acq/Div	U/L

Sales	$487	503	3%	(2)%	—%	1%

Earnings	$96	97	1%
Margin	19.7%	19.2%	(0.5) pts

Amortization of intangibles	$7	7

Restructuring and related costs	$1	1

Adjusted EBITA	$104	105	1%
Adjusted EBITA Margin	21.3%	20.9%	(0.4) pts

Safety & Productivity sales were $503 in the first quarter of 2026, an increase of $16, or 3 percent compared to the prior year. Underlying sales were up 1 percent on 5 percent higher price offset by 4 percent lower volume. Underlying sales increased 3 percent in the Americas and 2 percent in Asia, Middle East & Africa, while Europe decreased 6 percent. Earnings for Safety & Productivity increased $1, up 1 percent, while margin decreased 0.5 percentage points, reflecting deleverage on lower volume, offset by higher price less net material inflation and the impact of tariffs, and savings from cost reduction actions. Adjusted EBITA margin decreased 0.4 percentage points.

FINANCIAL CONDITION
Key elements of the Company's financial condition for the three months ended December 31, 2025 as compared to the year ended September 30, 2025 and the three months ended December 31, 2024 follow.

	Dec 31, 2024		Sept 30, 2025		Dec 31, 2025
Operating working capital	$1,468		$2,039		$2,407
Current ratio	1.5		0.9		0.8
Total debt-to-total capital	27.1%		39.3%		39.8%
Net debt-to-net capital	18.9%		36.2%		36.5%
Interest coverage ratio	10.0	X	8.6	X	7.9	X
Operating working capital increased slightly compared to September 30, 2025. The current ratio decreased slightly compared to September 30, 2025. The interest coverage ratio (earnings before income taxes plus interest expense, divided by interest expense) of 7.9X for the 3 months ended December 31, 2025 compares to 10.0X for the 3 months ended December 31, 2024. The decrease reflects higher interest expense compared to the prior year.

Operating cash flow for the first three months of fiscal 2026 was $699, a decrease of $78 compared with $777 in the prior year, reflecting an increase in operating working capital, partially offset by higher earnings. Free cash flow of $602 in the first three months of fiscal 2026 (operating cash flow of $699 less capital expenditures of $97) decreased $92 compared to free cash flow of $694 in 2025 (operating cash flow of $777 less capital expenditures of $83), reflecting the decrease in operating cash flow. Cash used in investing activities was $125, and cash used in financing activities was $364, reflecting share repurchases of $250 and dividends. During the quarter, the Company repaid €500 of 1.25% euro notes that matured in October 2025.
On February 11, 2025, the Company entered into a $3 billion, 364-day revolving backup credit facility to support increased commercial paper borrowings. The Company expects to enter into a new 364-day revolving backup credit facility with a reduced capacity prior to the expiration of the current facility. This facility is in addition to the Company's existing $3.5 billion five-year revolving backup credit facility with various banks, which was entered into in February 2023.
Emerson maintains a conservative financial structure to provide the strength and flexibility necessary to achieve our strategic objectives and has been successful in efficiently deploying cash where needed worldwide to fund operations, complete acquisitions and sustain long-term growth. Emerson is in a strong financial position, with total assets of $42 billion and common stockholders' equity of $20 billion, and has the resources available for reinvestment in existing businesses, strategic acquisitions and managing its capital structure on a short- and long-term basis.
FISCAL 2026 OUTLOOK
For fiscal year 2026, consolidated net sales are expected to be up approximately 5.5 percent, with underlying sales up approximately 4 percent, excluding a 1.5 percent favorable impact from foreign currency translation. Earnings per share are expected to be $4.78 to $4.93, while adjusted earnings per share are expected to be $6.40 to $6.55 (see the following reconciliation).

Outlook for Fiscal 2026 Earnings Per Share	2026

Diluted earnings per share	$4.78 - $4.93

Amortization of intangibles	~ 1.38
Restructuring and related costs	~ 0.14
Acquisition/divestiture fees and related costs	~ 0.06
Discrete taxes	~ 0.04

Adjusted diluted earnings per share	$6.40- $6.55
Operating cash flow is expected to be $4.0 to $4.1 billion and free cash flow, which excludes projected capital spending of approximately $0.45 billion, is expected to be $3.5 to $3.6 billion. The fiscal 2026 outlook assumes returning approximately $2.2 billion to shareholders through approximately $1.0 billion of share repurchases and approximately $1.2 billion of dividend payments.

Statements in this report that are not strictly historical may be “forward-looking” statements, which represent management’s expectations, based on currently available information. Actual results, performance or achievements could differ materially from those expressed in any forward-looking statement. Any forward-looking statements in this report speak only as of the date of this report. Emerson undertakes no obligation to update any such statements to reflect new information or later developments. Examples of risks and uncertainties that may cause or actual results or performance to be materially different from those expressed or implied by forward looking statements include the scope, duration and ultimate impacts of the Russia-Ukraine and other global conflicts, as well as economic and currency conditions, market demand, pricing, protection of intellectual property, cybersecurity, tariffs, competitive and technological factors, inflation, among others, which are set forth in the “Risk Factors” of Part I, Item 1A, and the "Safe Harbor Statement" of Part II, Item 7, to the Company's Annual Report on Form 10-K for the year ended September 30, 2025, and in subsequent reports filed with the SEC, which are hereby incorporated by reference. The outlook contained herein represents the Company's expectation for its consolidated results, other than as noted herein.
Item 3. Quantitative and Qualitative Disclosures About Market Risks
There has been no significant change in our exposure to market risk during the three months ended December 31, 2025. For a discussion of our exposure to market risk, refer to Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025.
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

PART II. OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (000s)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (000s)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (000s)
October 2025	1,055	$132.39	1,055	18,555
November 2025	590	$130.22	590	67,965
December 2025	248	$135.17	248	67,717
Total	1,893	$132.08	1,893	67,717

In November 2025, the Board of Directors authorized the purchase of up to 50 million shares. This is in addition to the authorization approved by the Board in March 2020 for the purchase of up to 60 million shares. Approximately 67.7 million shares remain available at December 31, 2025.

Item 5. Other Information
During the three-month period ended December 31, 2025, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

(a) Exhibits (Listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

10.1	Form of Special Performance-based Nonqualified Stock Option Agreement, filed herewith.

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

101.INS
Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the three months ended December 31, 2025 and 2024, (ii) Consolidated Statements of Comprehensive Income for the three months ended December 31, 2025 and 2024, (iii) Consolidated Balance Sheets as of September 30, 2025 and December 31, 2025, (iv) Consolidated Statements of Equity for the three months ended December 31, 2025 and 2024, (v) Consolidated Statements of Cash Flows for the three months ended December 31, 2025 and 2024, and (vi) Notes to Consolidated Financial Statements for the three months ended December 31, 2025 and 2024.

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
February 3, 2026