Form 10-Q
period 2026-03-31
EMERSON ELECTRIC CO
filed 2026-05-05
CIK 32604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common stock of $0.50 par value per share outstanding at March 31, 2026: 560.1 million shares.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Consolidated Statements of Earnings
EMERSON ELECTRIC CO. & SUBSIDIARIES
Three and six months ended March 31, 2025 and 2026
(Dollars in millions, except per share amounts; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2026	2025	2026
Net sales	$4,432	4,562	$8,608	8,908

Cost of sales	2,061	2,140	4,002	4,174
Selling, general and administrative expenses	1,283	1,316	2,506	2,559
Other deductions, net	418	229	646	434
Interest expense (net of interest income of $45, $26, $89 and $52, respectively)	41	84	50	173

Earnings before income taxes	629	793	1,404	1,568

Income taxes	199	175	382	344

Net earnings	430	618	1,022	1,224

Less: Noncontrolling interests in subsidiaries	(55)	—	(48)	1

Net earnings common stockholders	$485	618	$1,070	1,223

Earnings per share:
Basic	$0.86	1.10	$1.89	2.18
Diluted	$0.86	1.10	$1.88	2.17

Weighted average outstanding shares:
Basic	563.0	560.8	565.7	561.2
Diluted	565.4	563.0	568.2	563.5
 See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
EMERSON ELECTRIC CO. & SUBSIDIARIES

Three and six months ended March 31, 2025 and 2026
(Dollars in millions; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2026	2025	2026
Net earnings	$430	618	$1,022	1,224

Other comprehensive income (loss), net of tax:
Foreign currency translation	189	(35)	(303)	(55)
Pension and postretirement	3	4	6	8
Cash flow hedges	—	(1)	10	7
Total other comprehensive income (loss)	192	(32)	(287)	(40)

Comprehensive income	622	586	735	1,184

Less: Noncontrolling interests in subsidiaries	(54)	1	(53)	1
Comprehensive income common stockholders	$676	585	$788	1,183

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
EMERSON ELECTRIC CO. & SUBSIDIARIES

(Dollars and shares in millions, except per share amounts; unaudited)

	Sept 30, 2025	Mar 31, 2026
ASSETS
Current assets
Cash and equivalents	$1,544	1,791
Receivables, less allowances of $123 and $125, respectively	3,101	3,158
Inventories	2,213	2,452
Other current assets	1,725	1,850
Total current assets	8,583	9,251

Property, plant and equipment, net	2,871	2,850
Other assets
Goodwill	18,193	18,153
Other intangible assets	9,458	8,954
Other	2,859	2,880
Total other assets	30,510	29,987
Total assets	$41,964	42,088

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current maturities of long-term debt	$4,797	5,804
Accounts payable	1,384	1,468
Accrued expenses	3,616	3,382
Total current liabilities	9,797	10,654

Long-term debt	8,319	7,555

Other liabilities	3,550	3,560

Equity
Common stock, $0.50 par value; authorized, 1,200.0 shares; issued, 953.4 shares; outstanding, 562.8 shares and 560.1 shares, respectively	477	477
Additional paid-in-capital	85	64
Retained earnings	40,603	41,176
Accumulated other comprehensive income (loss)	(821)	(861)
Cost of common stock in treasury, 390.6 shares and 393.3 shares, respectively	(20,062)	(20,553)
Common stockholders’ equity	20,282	20,303
Noncontrolling interests in subsidiaries	16	16
Total equity	20,298	20,319
Total liabilities and equity	$41,964	42,088
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Equity
EMERSON ELECTRIC CO. & SUBSIDIARIES

Three and six months ended March 31, 2025 and 2026
(Dollars in millions; unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2026	2025	2026

Common stock	$477	477	$477	477

Additional paid-in-capital
Beginning balance	113	16	169	85
Stock plans	42	48	(14)	(44)
Purchase of noncontrolling interest	(1,400)	—	(1,400)	—
Settlement of AspenTech share awards	(76)	—	(76)	—
Reclass negative APIC to retained earnings	1,321	—	1,321	23
Ending balance	—	64	—	64

Retained earnings
Beginning balance	41,112	40,871	40,830	40,603
Net earnings common stockholders	485	618	1,070	1,223
Dividends paid (per share: $0.5275, $0.555, $1.055 and $1.11, respectively)	(299)	(313)	(602)	(627)
Reclass negative APIC to retained earnings	(1,321)	—	(1,321)	(23)
Ending balance	39,977	41,176	39,977	41,176

Accumulated other comprehensive income (loss)
Beginning balance	(1,340)	(828)	(868)	(821)
Foreign currency translation	187	(36)	(298)	(55)
Pension and postretirement	3	4	6	8
Cash flow hedges	—	(1)	10	7
Ending balance	(1,150)	(861)	(1,150)	(861)

Treasury stock
Beginning balance	(19,872)	(20,259)	(18,972)	(20,062)
Purchases	(189)	(296)	(1,135)	(548)
Issued under stock plans	6	2	52	57
Ending balance	(20,055)	(20,553)	(20,055)	(20,553)

Common stockholders' equity	19,249	20,303	19,249	20,303

Noncontrolling interests in subsidiaries
Beginning balance	5,889	15	5,873	16
Net earnings (loss)	(55)	—	(48)	1
Stock plans	14	—	30	—
Dividends paid	(1)	—	(1)	(1)
Purchase of noncontrolling interest	(5,832)	—	(5,832)	—
Other comprehensive income	2	1	(5)	—
Ending balance	17	16	17	16

Total equity	$19,266	20,319	$19,266	20,319
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
EMERSON ELECTRIC CO. & SUBSIDIARIES
Six Months Ended March 31, 2025 and 2026
(Dollars in millions; unaudited)

	Six Months Ended
	March 31,
	2025	2026
Operating activities
Net earnings	$1,022	1,224
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	767	728
Stock compensation	127	113
Changes in operating working capital	(203)	(613)
Other, net	(110)	26
Cash from continuing operations	1,603	1,478
Cash from discontinued operations	(585)	—
Cash provided by operating activities	1,018	1,478

Investing activities
Capital expenditures	(170)	(182)
Purchases of businesses, net of cash and equivalents acquired	(36)	—
Other, net	(58)	(24)
Cash used in investing activities	(264)	(206)

Financing activities
Net increase in short-term borrowings	2,628	2,027
Proceeds from short-term borrowings greater than three months	2,496	4,447
Payments on short-term borrowings greater than three months	—	(5,611)
Proceeds from long-term debt	1,544	—
Payments of long-term debt	(2)	(587)
Dividends paid	(598)	(624)
Purchases of common stock	(1,122)	(542)
Purchase of noncontrolling interest	(7,171)	—
Settlement of AspenTech share awards	(76)	—
Other, net	(81)	(123)
Cash used in financing activities	(2,382)	(1,013)

Effect of exchange rate changes on cash and equivalents	(73)	(12)
Increase (decrease) in cash and equivalents	(1,701)	247
Beginning cash and equivalents	3,588	1,544
Ending cash and equivalents	$1,887	1,791

Changes in operating working capital
Receivables	$(25)	(75)
Inventories	(67)	(251)
Other current assets	(92)	(126)
Accounts payable	(35)	86
Accrued expenses	16	(247)
Total changes in operating working capital	$(203)	(613)
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

On November 20, 2025, Emerson announced that with the completion of the Company's transformation, it has revised its management organization and updated its reportable segments. Effective in fiscal 2026, Emerson now reports results for five segments: Control Systems & Software and Test & Measurement, which are combined and reported as the Software & Systems group; Sensors and Final Control, which are combined and reported as the Intelligent Devices group; and Safety & Productivity. Prior year amounts have been reclassified to conform to the current year presentation. See Note 15 for further details.

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

	Sept 30, 2025	Mar 31, 2026
Unbilled receivables (contract assets)	$1,891	1,909
Customer advances (contract liabilities)	(1,105)	(1,269)
Net contract assets	$786	640

The majority of the Company's contract balances relate to (1) arrangements where revenue is recognized over time and payments from customers are made according to a contractual billing schedule, and (2) revenue from term software license arrangements where the license revenue is recognized upfront upon delivery. The decrease in net contract assets was due to customer billings exceeding revenue recognized for performance completed during the period. Revenue recognized for the three and six months ended March 31, 2026 included $162 and $590, respectively, that was included in the beginning contract liability balance. Other factors that impacted the change in net contract assets were immaterial. Revenue recognized for the three and six months ended March 31, 2026 for performance obligations that were satisfied in previous periods, including cumulative catchup adjustments on the Company's long-term contracts, was immaterial.

As of March 31, 2026, the Company's backlog relating to unsatisfied (or partially unsatisfied) performance obligations in contracts with its customers was approximately $9.5 billion. The Company expects to recognize approximately 75 percent of its remaining performance obligations as revenue over the next 12 months, with the remainder substantially over the following two years.

(3) COMMON SHARES

Reconciliations of weighted-average shares for basic and diluted earnings per common share follow. Earnings allocated to participating securities were inconsequential.

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2026	2025	2026

Basic shares outstanding	563.0	560.8	565.7	561.2
Dilutive shares	2.4	2.2	2.5	2.3
Diluted shares outstanding	565.4	563.0	568.2	563.5

(4) ACQUISITIONS AND DIVESTITURES

AspenTech

On March 12, 2025, Emerson completed its purchase of the remaining outstanding shares of common stock of AspenTech not already owned by the Company for approximately $7.2 billion. Emerson also incurred fees of $76 ($65 after-tax) and paid $76 to settle certain AspenTech share-based awards that were outstanding prior to the transaction closing. The purchase of the remaining outstanding shares and related costs are reported as an adjustment to Equity in 2025. Separately, AspenTech incurred $127 ($113 after-tax) of deal-related fees which are reported as acquisition/divestiture costs in Other deductions, net in 2025. AspenTech is now reported as a part of the Control Systems & Software segment in the Software & Systems business group, see Note 15.

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

(5) DISCONTINUED OPERATIONS

On May 31, 2023, the Company completed the sale of a majority stake in its Climate Technologies business to private equity funds managed by Blackstone. As a part of this transaction, Emerson retained a 40 percent non-controlling common equity interest in a new standalone joint venture between Emerson and Blackstone named Copeland. Subsequently, in August of 2024, the Company sold its 40 percent non-controlling common equity interest in Copeland to private equity funds managed by Blackstone for $1.5 billion. Cash from discontinued operating activities of $585 for the six months ended March 31, 2025 represents income taxes paid related to the sale of the Company's 40 percent non-controlling common equity interest in Copeland.

(6) PENSION & POSTRETIREMENT PLANS

Total periodic pension and postretirement (income) expense is summarized below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2026	2025	2026
Service cost	$18	19	$36	38
Interest cost	48	48	96	96
Expected return on plan assets	(73)	(75)	(146)	(150)
Net amortization	4	5	8	10
Total	$(3)	(3)	$(6)	(6)

(7) OTHER DEDUCTIONS, NET

Other deductions, net are summarized below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2026	2025	2026

Amortization of intangibles (intellectual property and customer relationships)	$229	205	$457	409
Restructuring costs	21	45	32	53
Acquisition/divestiture fees and related costs	144	1	157	2
Foreign currency transaction (gains) losses	41	19	42	32
Other	(17)	(41)	(42)	(62)
Total	$418	229	$646	434

For the three and six months ended March 31, 2026, the decreases in acquisition/divestiture costs and intangibles amortization are primarily related to the AspenTech transaction, including backlog amortization of $26 and $52, respectively, in the prior year. Other is composed of several items, including a portion of pension expense (income), litigation costs, provision for bad debt and other items, none of which is individually significant.

(8) RESTRUCTURING COSTS

Restructuring expense reflects costs associated with the Company’s ongoing efforts to improve operational efficiency and deploy assets globally in order to remain competitive on a worldwide basis. The Company expects fiscal 2026 restructuring expense and related costs to be approximately $130, including costs to complete actions initiated in the first six months of the year.

Restructuring expense by business segment follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2026	2025	2026

Control Systems & Software	$8	4	$11	5
Test & Measurement	4	2	3	2
Software & Systems	12	6	14	7

Sensors	2	8	3	13
Final Control	3	25	10	27
Intelligent Devices	5	33	13	40

Safety & Productivity	2	3	2	4

Corporate	2	3	3	2

Total	$21	45	$32	53

Details of the change in the liability for restructuring costs during the six months ended March 31, 2026 follow:

	Sept 30, 2025	Expense	Utilized/Paid	Mar 31, 2026

Severance and benefits	$116	46	57	105
Other	4	7	9	2
Total	$120	53	66	107
The tables above do not include $8 and $6 of costs related to restructuring actions incurred for the three months ended March 31, 2026 and 2025, respectively, that are required to be reported in cost of sales and selling, general and administrative expenses; year-to-date amounts are $11 and $8, respectively.

(9) TAXES

Income taxes were $175 in the second quarter of fiscal 2026 and $199 in 2025, resulting in effective tax rates of 22 percent and 32 percent, respectively. In the current year, the One Big Beautiful Bill Act (the "OBBBA") increased the effective tax rate by approximately 1 percentage point due to a lower tax deduction for foreign derived intangible income from the change to domestic research and development in fiscal 2026. Excluding the impact related to the OBBBA, the lower rate in the current year reflected favorable tax items that reduced the rate by approximately 2 percentage points. The prior year rate was negatively impacted by $49 ($0.09 per share) of discrete tax items related to the AspenTech transaction. In addition, the fees incurred by AspenTech were not fully deductible. In total, the net impact of these items increased the rate by approximately 10 percentage points.

Income taxes were $344 in the first six months of fiscal 2026 and $382 in 2025, resulting in effective tax rates of 22 percent and 27 percent, respectively. The current year rate was negatively impacted by approximately 1 percent due to the OBBBA impact discussed above. Excluding the impact related to the OBBBA, the lower rate in the current year reflected favorable tax items that reduced the rate by approximately 2 percentage points. The prior year items discussed above increased the prior year rate by approximately 5 percentage points.

(10) OTHER FINANCIAL INFORMATION

	Sept 30, 2025	Mar 31, 2026
Inventories
Finished products	$520	596
Raw materials and work in process	1,693	1,856
Total	$2,213	2,452

Property, plant and equipment, net
Property, plant and equipment, at cost	$6,408	6,470
Less: Accumulated depreciation	3,537	3,620
Total	$2,871	2,850

Goodwill by business segment
Control Systems & Software	$9,095	9,096
Test & Measurement	3,468	3,462
Software & Systems	12,563	12,558

Sensors	1,604	1,595
Final Control	3,400	3,379
Intelligent Devices	5,004	4,974

Safety & Productivity	626	621

Total	$18,193	18,153

	Sept 30, 2025	Mar 31, 2026
Other intangible assets
Gross carrying amount	$15,832	15,775
Less: Accumulated amortization	6,374	6,821
Net carrying amount	$9,458	8,954
Other intangible assets include customer relationships, net, of $5,518 and $5,801 and intellectual property, net, of $3,172 and $3,411 as of March 31, 2026 and September 30, 2025, respectively.

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2026	2025	2026
Depreciation and amortization expense include the following:
Depreciation expense	$83	87	$166	171
Amortization of intangibles (includes $49, $49, $99 and $98 reported in Cost of Sales, respectively)	278	254	556	508
Amortization of capitalized software	23	28	45	49
Total	$384	369	$767	728

	Sept 30, 2025	Mar 31, 2026
Other assets include the following:
Pension assets	$1,229	1,266
Operating lease right-of-use assets	637	677
Unbilled receivables (contract assets)	621	590
Deferred income taxes	79	81
Asbestos-related insurance receivables	55	50

Accrued expenses include the following:
Customer advances (contract liabilities)	$1,031	1,175
Employee compensation	740	584
Income taxes	130	57
Operating lease liabilities (current)	138	144
Product warranty	90	79

	Sept 30, 2025	Mar 31, 2026
Other liabilities include the following:
Deferred income taxes	$1,822	1,745
Operating lease liabilities (noncurrent)	505	554
Pension and postretirement liabilities	467	452
Asbestos litigation	131	122

(11) DEBT

On February 10, 2026, the Company entered into a $2 billion 364-day revolving backup credit facility to support commercial paper borrowings. This facility replaces the Company's $3 billion 364-day revolving backup credit facility entered into on February 11, 2025, which expired by its terms. This facility is in addition to the Company's existing $3.5 billion five-year revolving backup credit facility with various banks, which was entered into in February 2023. Both credit facilities are unsecured and may be accessed under various interest rate alternatives at the Company's option. The fees to maintain the facilities are immaterial and the Company has not incurred any borrowings under either facility or previous facilities.

In March 2025, the Company issued €500 of 3.0% notes due March 2031, $500 of 5.0% notes due March 2035, and €500 of 3.5% notes due March 2037. The Company used the net proceeds from the sale of the notes and increased commercial paper borrowings, along with cash on hand, to fund the AspenTech transaction (see Note 4).

(12) FINANCIAL INSTRUMENTS

Hedging Activities – As of March 31, 2026, the notional amount of foreign currency hedge positions was approximately $4.3 billion. All derivatives receiving hedge accounting are cash flow hedges. The majority of hedging gains and losses deferred as of March 31, 2026 are expected to be recognized over the next 12 months as the underlying forecasted transactions occur. Gains and losses on foreign currency derivatives reported in Other deductions, net reflect hedges of balance sheet exposures that do not receive hedge accounting. Cash flows related to foreign currency hedges are classified within operating cash flows.
Net Investment Hedge – In fiscal 2019, the Company issued euro-denominated debt of €1.5 billion, of which €500 was repaid in 2024. During the current year, the Company repaid an additional €500 of 1.25% euro notes that matured in October 2025. In fiscal 2025, the Company issued €500 of 3.0% notes due March 2031 and €500 of 3.5% notes due March 2037. The euro notes reduce foreign currency risk associated with the Company's international subsidiaries that use the euro as their functional currency and have been designated as a hedge of a portion of the investment in these operations. Foreign currency gains or losses associated with the euro-denominated debt are deferred in accumulated other comprehensive income (loss) and will remain until the hedged investment is sold or substantially liquidated. Cash flows related to the euro-denominated debt are classified within financing cash flows.
The following gains and losses are included in earnings and other comprehensive income (OCI) for the three and six months ended March 31, 2025 and 2026:

		Into Earnings				Into OCI
		2nd Quarter		Six Months		2nd Quarter		Six Months
Gains (Losses)	Location	2025	2026	2025	2026	2025	2026	2025	2026
Foreign currency	Sales	$2	2	3	3	—	3	11	7
Foreign currency	Cost of sales	—	7	—	12	2	5	5	17
Foreign currency	Other deductions, net	18	—	(33)	(9)

Net Investment Hedges
Euro denominated debt		—	—	—	—	(75)	21	(5)	33
Total		$20	9	(30)	6	(73)	29	11	57

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
Fair Value Measurement – Valuations for all derivatives and the Company's long-term debt fall within Level 2 of the GAAP valuation hierarchy. As of March 31, 2026, the fair value of long-term debt was approximately $7.5 billion, which was lower than the carrying value by $798. The fair value of foreign currency contracts, which are reported in Other current assets and Accrued expenses, did not materially change since September 30, 2025.

Counterparties to derivatives arrangements are companies with investment-grade credit ratings. The Company has bilateral collateral arrangements with counterparties with credit rating-based posting thresholds that vary depending on the arrangement. If credit ratings on the Company's debt fall below pre-established levels, counterparties can require immediate full collateralization of all derivatives in net liability positions. The maximum amount that could potentially have been required was immaterial. The Company also can demand full collateralization of derivatives in net asset positions should any counterparty credit ratings fall below certain thresholds. No collateral was posted with counterparties and none was held by the Company as of March 31, 2026.
(13) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Activity in Accumulated other comprehensive income (loss) for the three and six months ended March 31, 2026 and 2025 is shown below, net of income taxes:
	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2026	2025	2026
Foreign currency translation
Beginning balance	$(1,101)	(584)	$(616)	(565)
Other comprehensive income (loss), net of tax of $17, $5, $1 and $8, respectively	184	(36)	(301)	(55)
Purchase of noncontrolling interest	3	—	3	—
Ending balance	(914)	(620)	(914)	(620)

Pension and postretirement
Beginning balance	(242)	(265)	(245)	(269)
Amortization of deferred actuarial losses into earnings, net of tax of $(1), $(1), $(2) and $(2), respectively	3	4	6	8
Ending balance	(239)	(261)	(239)	(261)

Cash flow hedges
Beginning balance	3	21	(7)	13
Gains deferred during the period, net of taxes of $(1), $(2), $(4) and $(6), respectively	1	6	12	18
Reclassification of realized (gains) losses to sales and cost of sales, net of tax of $1, $2, $1 and $4, respectively	(1)	(7)	(2)	(11)

Ending balance	3	20	3	20

Accumulated other comprehensive income (loss)	$(1,150)	(861)	$(1,150)	(861)

(14) STOCK-BASED COMPENSATION

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

(15) BUSINESS SEGMENTS

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

The Safety & Productivity segment delivers innovative tools, connected equipment and technologies that empower professionals in the mechanical, electrical and plumbing industries. The segment provides a comprehensive range of mechanical, electrical and diagnostic solutions to support critical infrastructure, promote safety and drive productivity across construction, maintenance and industrial environments. This segment also now includes the electrical equipment and materials joining businesses from the former Discrete Automation segment.

Summarized information about the Company's results of operations by business segment follows:

	Three Months Ended March 31,
	2025
	Control Systems & Software	Test & Measurement	Software & Systems	Sensors	Final Control	Intelligent Devices	Safety & Productivity
Net Sales	$1,093	358	1,451	1,000	1,459	2,459	522
Cost of sales	480	92	572	436	761	1,197	291
Selling, general and administrative expenses	283	183	466	273	307	580	116
Other deductions, net	92	107	199	25	36	61	10
Earnings (Loss)	$238	(24)	214	266	355	621	105

	Three Months Ended March 31,
	2026
	Control Systems & Software	Test & Measurement	Software & Systems	Sensors	Final Control	Intelligent Devices	Safety & Productivity
Net Sales	$1,089	414	1,503	1,024	1,488	2,512	547
Cost of sales	505	111	616	445	771	1,216	306
Selling, general and administrative expenses	297	197	494	279	309	588	121
Other deductions, net	63	111	174	24	55	79	11
Earnings (Loss)	$224	(5)	219	276	353	629	109

	Six Months Ended March 31,
	2025
	Control Systems & Software	Test & Measurement	Software & Systems	Sensors	Final Control	Intelligent Devices	Safety & Productivity
Net Sales	$2,116	717	2,833	1,972	2,793	4,765	1,010
Cost of sales	931	181	1,112	860	1,459	2,319	567
Selling, general and administrative expenses	561	358	919	533	606	1,139	226
Other deductions, net	180	215	395	27	68	95	15
Earnings (Loss)	$444	(37)	407	552	660	1,212	202

	Six Months Ended March 31,
	2026
	Control Systems & Software	Test & Measurement	Software & Systems	Sensors	Final Control	Intelligent Devices	Safety & Productivity
Net Sales	$2,133	823	2,956	2,020	2,882	4,902	1,050
Cost of sales	986	213	1,199	891	1,492	2,383	593
Selling, general and administrative expenses	574	381	955	549	621	1,170	234
Other deductions, net	117	219	336	38	84	122	19
Earnings (Loss)	$456	10	466	542	685	1,227	204

The following table reconciles the total segment results from the tables above to the Company's consolidated results.

	Earnings (Loss)
	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2026	2025	2026
Segment Totals	$940	957	$1,821	1,897

Corporate items:
Stock compensation	(59)	(57)	(127)	(113)
Unallocated pension and postretirement costs	27	28	55	57
Corporate and other	(238)	(51)	(295)	(100)
Interest expense, net	(41)	(84)	(50)	(173)
Total	$629	793	$1,404	1,568

Stock compensation for the three and six months ended March 31, 2026 included integration-related stock compensation expense of $4 and $9, respectively (of which $1 was reported as restructuring costs for the six months ended March 31, 2026); prior year amounts were $9 and $11, respectively (of which $1 was reported as restructuring costs). Corporate and other for the three and six months ended March 31, 2026 included acquisition/divestiture fees and related costs of $7 and $14, respectively; prior year amounts were $160 and $179, respectively.

Additional segment financial information is presented in the tables below:

	Total Assets		Depreciation and Amortization
	As of Sept. 30,	As of March 31,	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2026	2025	2026	2025	2026
Control Systems & Software	$8,809	8,673	$148	125	$297	246
Test & Measurement	15,948	15,844	119	120	237	240
Software & Systems	24,757	24,517	267	245	534	486

Sensors	4,253	4,303	32	34	62	67
Final Control	7,605	7,659	56	58	112	114
Intelligent Devices	11,858	11,962	88	92	174	181

Safety & Productivity	1,931	1,922	18	19	37	39

Corporate and other	3,418	3,687	11	13	22	22
Total	$41,964	42,088	$384	369	$767	728

Sales by geographic destination, Americas, Asia, Middle East & Africa ("AMEA") and Europe, are summarized below:

	Three Months Ended March 31,
	2025				2026
	Americas	AMEA	Europe	Total	Americas	AMEA	Europe	Total
Control Systems & Software	$507	330	256	1,093	521	311	257	1,089
Test & Measurement	155	101	102	358	182	126	106	414
Software & Systems	662	431	358	1,451	703	437	363	1,503

Sensors	492	355	153	1,000	537	333	154	1,024
Final Control	700	487	272	1,459	729	467	292	1,488
Intelligent Devices	1,192	842	425	2,459	1,266	800	446	2,512

Safety & Productivity	381	58	83	522	402	56	89	547

Total	$2,235	1,331	866	4,432	2,371	1,293	898	4,562

	Six Months Ended March 31,
	2025				2026
	Americas	AMEA	Europe	Total	Americas	AMEA	Europe	Total
Control Systems & Software	$1,002	632	482	2,116	1,024	605	504	2,133
Test & Measurement	330	194	193	717	368	243	212	823
Software & Systems	1,332	826	675	2,833	1,392	848	716	2,956

Sensors	977	693	302	1,972	1,028	671	321	2,020
Final Control	1,312	975	506	2,793	1,380	937	565	2,882
Intelligent Devices	2,289	1,668	808	4,765	2,408	1,608	886	4,902

Safety & Productivity	738	112	160	1,010	770	112	168	1,050

Total	$4,359	2,606	1,643	8,608	4,570	2,568	1,770	8,908

Items 2 and 3.

Management's Discussion and Analysis of Financial Condition and Results of Operations
(Dollars are in millions, except per share amounts or where noted)

OVERVIEW

For the second quarter of fiscal 2026, net sales were $4.6 billion, up 3 percent compared with the prior year. Underlying sales, which exclude foreign currency translation, acquisitions and divestitures, were up 0.5 percent, including a negative 1 percent impact related to the conflict in the Middle East. The conflict remains dynamic and continuation or escalation of the conflict could adversely impact our business or results of operations in future periods. Foreign currency translation had a 2.5 percent favorable impact.

Earnings attributable to common stockholders were $618, up 27 percent, and diluted earnings per share were $1.10, up 28 percent compared with $0.86 in the prior year, reflecting the impact of higher acquisition/divestiture fees and related costs in the prior year primarily related to the AspenTech transaction. Adjusted diluted earnings per share were $1.54, up 4 percent compared with $1.48 in the prior year, despite a negative impact related to the timing of software renewals of $(0.09).

The table below presents the Company's diluted earnings per share on an adjusted basis to facilitate period-to-period comparisons and provide additional insight into the underlying, ongoing operating performance of the Company. Adjusted diluted earnings per share excludes intangibles amortization expense, restructuring expense, first year purchase accounting related items and transaction-related costs, discrete taxes and certain gains, losses or impairments.

Three Months Ended March 31,	2025	2026

Diluted earnings per share	$0.86	1.10

Amortization of intangibles	0.32	0.35
Restructuring and related costs	0.04	0.07
Acquisition/divestiture fees and related costs	0.17	0.01
Discrete taxes	0.09	0.01

Adjusted diluted earnings per share	$1.48	1.54
The table below summarizes the changes in adjusted diluted earnings per share. The items identified below are discussed throughout MD&A, see further discussion above and in the Business Segments and Financial Position sections below.

Three Months Ended
Adjusted diluted earnings per share - March 31, 2025	$1.48

Operations	0.08
Impact of software renewals	(0.09)
Foreign currency	0.07
Share count	0.01
Other	(0.01)

Adjusted diluted earnings per share - March 31, 2026	$1.54

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31

Following is an analysis of the Company’s operating results for the second quarter ended March 31, 2026, compared with the second quarter ended March 31, 2025.

	2025	2026	Change
(dollars in millions, except per share amounts)

Net sales	$4,432	4,562	3%
Gross profit	$2,371	2,422	2%
Percent of sales	53.5%	53.1%	(0.4) pts

SG&A	$1,283	1,316	3%
Percent of sales	28.9%	28.9%	—%

Other deductions, net	$418	229
Amortization of intangibles	$229	205
Restructuring costs	$21	45

Interest expense, net	$41	84

Earnings before income taxes	$629	793	26%
Percent of sales	14.2%	17.4%	3.2 pts
Net earnings common stockholders	$485	618	27%
Percent of sales	11.0%	13.5%	2.5 pts

Diluted EPS	$0.86	1.10	28%

Adjusted Diluted EPS	$1.48	1.54	4%

Net sales for the second quarter of fiscal 2026 were $4.6 billion, up 3 percent compared with 2025. Software and System sales were up 4 percent, Intelligent Devices sales were up 2 percent, and Safety & Productivity sales were up 5 percent. Underlying sales were up 0.5 percent on 3.5 percent higher price, offset by 3 percent lower volume due to a negative impact of 2 percent related to the timing of software renewals and 1 percent related to the conflict in the Middle East. Foreign currency translation had a 2.5 percent favorable impact. Underlying sales were up 9 percent in the U.S. and down 5 percent internationally. The Americas was up 5 percent, Europe was down 4 percent, and Asia, Middle East & Africa was down 5 percent (China down 9 percent).

Cost of sales for the second quarter of fiscal 2026 were $2,140, an increase of $79 compared with 2025, and gross margin of 53.1 percent decreased 0.4 percentage points. Gross margin was negatively impacted by tariffs, which were more than offset by targeted price actions but diluted margins, and the timing of software renewals. In total, these items negatively impacted gross margin by approximately 0.8 percentage points.

In February 2026, the U.S. Supreme Court ruled that the International Emergency Power Act ("IEEPA"), which the U.S. administration had relied upon to impose certain tariffs, does not authorize the imposition of tariffs. Following this decision, the U.S. Court of International Trade directed U.S. Customs and Border Protection ("CBP") to implement a process for refunding IEEPA tariffs. On April 20, 2026, CBP launched an administrative portal through which eligible importers may submit claims for such refunds. The amount and timing of any tariff refunds Emerson may be eligible for remains uncertain and accordingly, the Company did not record a benefit related to potential refunds of IEEPA tariffs paid as of March 31, 2026.
Selling, general and administrative (SG&A) expenses of $1,316 increased $33 and SG&A as a percent of sales was 28.9 percent, consistent with the prior year.
Other deductions, net were $229 for the second quarter of fiscal 2026, a decrease of $189 compared with the prior year, due to a $143 decrease in acquisition/divestiture fees and related costs primarily associated with the AspenTech acquisition in the prior year and lower amortization due to backlog amortization of $26 in the prior year related to the AspenTech acquisition.

Pretax earnings of $793 increased $164, up 26 percent compared with the prior year, reflecting the impact of the AspenTech acquisition-related costs in the prior year discussed above. Earnings increased $5 in Software & Systems, $8 in Intelligent Devices, and $4 in Safety and Productivity. See the Business Segments discussion that follows and Note 15.

Income taxes were $175 in the second quarter of fiscal 2026 and $199 in 2025, resulting in effective tax rates of 22 percent and 32 percent, respectively. In the current year, the One Big Beautiful Bill Act (the "OBBBA") increased the effective tax rate by approximately 1 percentage point due to lower tax deduction for foreign derived intangible income from the change to domestic research and development in fiscal 2026. The Company expects the OBBBA to slightly benefit the effective tax rate beginning in fiscal 2027. Excluding the impact related to the OBBBA, the lower rate in the current year reflected favorable tax items that reduced the rate by approximately 2 percentage points. The prior year rate was negatively impacted by $49 ($0.09 per share) of discrete tax items related to the AspenTech transaction. In addition, the fees incurred by AspenTech were not fully deductible. In total, the net impact of these items increased the rate by 10 percentage points.

Earnings attributable to common stockholders were $618, up 27 percent, and diluted earnings per share were $1.10, up 28 percent compared with $0.86 in the prior year. Adjusted diluted earnings per share were $1.54 compared with $1.48 in the prior year. See the analysis above of adjusted earnings per share for further details.

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

Three Months Ended March 31,	2025	2026	Change

Earnings before income taxes	$629	793	26%
Percent of sales	14.2%	17.4%	3.2 pts
Interest expense, net	41	84
Amortization of intangibles	278	254
Restructuring and related costs	27	53
Acquisition/divestiture fees and related costs	168	10

Adjusted EBITA	$1,143	1,194	4%
Percent of sales	25.8%	26.2%	0.4 pts

Business Segments
Following is an analysis of operating results for the Company’s business segments for the second quarter ended March 31, 2026, compared with the second quarter ended March 31, 2025. The Company defines segment earnings as earnings before interest and taxes. See Note 15 for a discussion of the Company's business segments.

SOFTWARE & SYSTEMS

	2025	2026	Change	FX	Acq/Div	U/L

Sales:
Control Systems & Software	$1,093	1,089	—%	(2)%	—%	(2)%
Test & Measurement	358	414	16%	(4)%	—%	12%
Total	$1,451	1,503	4%	(3)%	—%	1%

Earnings:
Control Systems & Software	$238	224	(6)%
Test & Measurement	(24)	(5)	80%
Total	$214	219	3%
Margin	14.6%	14.6%	- pts

Amortization of intangibles:
Control Systems & Software	$128	101
Test & Measurement	105	107
Total	$233	208

Restructuring and related costs:
Control Systems & Software	$9	4
Test & Measurement	6	7
Total	$15	11

Adjusted EBITA	$462	438	(5)%
Adjusted EBITA Margin	31.7%	29.2%	(2.5) pts
Software & Systems sales were $1,503 in the second quarter of 2026, an increase of $52, or 4 percent. Underlying sales were up 1 percent on 3 percent higher price, while volume decreased 2 percent including a 4.5 percent negative percent impact related to the timing of software renewals. Underlying sales increased 6 percent in the Americas, Europe decreased 5 percent, and Asia, Middle East & Africa was flat (China down 2 percent). Control Systems & Software sales decreased slightly and underlying sales decreased 2 percent, reflecting the negative impact related to the timing of software renewals, partially offset by strong demand in power and life sciences. Sales for Test & Measurement increased $56, or 16 percent, and underlying sales increased 12 percent in the second quarter, reflecting strength in aerospace & defense and semiconductor. Earnings for Software & Systems were $219, an increase of $5, or 3 percent, while margin decreased slightly to 14.6 percent, reflecting the negative impact related to the timing of software renewals offset by leverage on higher Test & Measurement sales, lower intangibles amortization and savings from cost reduction actions. Adjusted EBITA margin was 29.2 percent, a decrease of 2.5 percentage points, which included a negative impact relating to the timing of software renewals of approximately 3 percentage points.

INTELLIGENT DEVICES

	2025	2026	Change	FX	Acq/Div	U/L

Sales:
Sensors	$1,000	1,024	2%	(2)%	—%	—%
Final Control	1,459	1,488	2%	(3)%	—%	(1)%
Total	$2,459	2,512	2%	(3)%	—%	(1)%

Earnings:
Sensors	$266	276	4%
Final Control	355	353	(1)%
Total	$621	629	1%
Margin	25.3%	25.0%	(0.3) pts

Amortization of intangibles:
Sensors	$11	12
Final Control	28	27
Total	$39	39

Restructuring and related costs:
Sensors	$2	8
Final Control	3	25
Total	$5	33

Adjusted EBITA	$665	701	5%
Adjusted EBITA Margin	27.1%	27.9%	0.8 pts

Intelligent Devices sales were $2,512 in the second quarter of 2026, an increase of $53, or 2 percent, compared to the prior year. Underlying sales decreased 1 percent on 4 percent lower volume, including a 2 percent negative impact related to the conflict in the Middle East, offset by 3 percent higher price. Underlying sales increased 5 percent in the Americas, while Europe decreased 4 percent and Asia, Middle East & Africa was down 7 percent (China down 13 percent). Sensors sales increased $24, or 2 percent, and underlying sales were flat, reflecting the negative impact related to the conflict in the Middle East offset by strong growth in the Americas. Final Control sales increased $29 or 2 percent, and underlying sales decreased 1 percent, reflecting the negative impact related to the conflict in the Middle East offset by solid growth in the Americas, including strength in power and LNG. Earnings for Intelligent Devices increased $8, or 1 percent, while margin decreased 0.3 percentage points reflecting unfavorable mix and deleverage on lower volume, partially offset by favorable price less net material inflation. Adjusted EBITA margin was 27.9 percent, an increase of 0.8 percentage points.

SAFETY & PRODUCTIVITY

	2025	2026	Change	FX	Acq/Div	U/L

Sales	$522	547	5%	(3)%	—%	2%

Earnings	$105	109	3%
Margin	20.2%	19.8%	(0.4) pts

Amortization of intangibles	$6	7

Restructuring and related costs	$2	3

Adjusted EBITA	$113	119	4%
Adjusted EBITA Margin	21.8%	21.7%	(0.1) pts

Safety & Productivity sales were $547 in the second quarter of 2026, an increase of $25, or 5 percent compared to the prior year. Underlying sales were up 2 percent on 5 percent higher price offset by 3 percent lower volume. Underlying sales increased 5 percent in the Americas, while Asia, Middle East & Africa decreased 7 percent and Europe was down 3 percent. Earnings for Safety & Productivity increased $4, up 3 percent, while margin decreased 0.4 percentage points, reflecting deleverage on lower volume, offset by higher price less net material inflation and savings from cost reduction actions. Adjusted EBITA margin decreased 0.1 percentage points.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED MARCH 31

Following is an analysis of the Company’s operating results for the six months ended March 31, 2026, compared with the six months ended March 31, 2025.

	2025	2026	Change
(dollars in millions, except per share amounts)

Net sales	$8,608	8,908	3%
Gross profit	$4,606	4,734	3%
Percent of sales	53.5%	53.1%	(0.4) pts

SG&A	$2,506	2,559	2%
Percent of sales	29.1%	28.7%	(0.4) pts

Other deductions, net	$646	434
Amortization of intangibles	$457	409
Restructuring costs	$32	53

Interest expense, net	$50	173

Earnings before income taxes	$1,404	1,568	12%
Percent of sales	16.3%	17.6%	1.3 pts
Net earnings common stockholders	$1,070	1,223	14%
Percent of sales	12.4%	13.7%	1.3 pts

Diluted EPS	$1.88	2.17	15%

Adjusted Diluted EPS	$2.86	3.00	5%

Net sales for the first six months of 2026 were $8.9 billion, up 3 percent compared with 2025. Software & Systems sales were up 4 percent, Intelligent Device sales were up 3 percent, and Safety & Productivity sales were up 4 percent. Underlying sales were up 1 percent on 3 percent higher price, offset by 2 percent lower volume due to a negative impact of 1.5 percent related to the timing of software renewals and 0.5 percent related to the conflict in the Middle East. Foreign currency translation had a 2 percent favorable impact. Underlying sales increased 7 percent in the U.S. and decreased 3 percent internationally. The Americas was up 4 percent, Europe was down 1 percent and Asia, Middle East & Africa was down 3 percent (China was down 7 percent).

Cost of sales for 2026 were $4,174, an increase of $172 compared with 2025, and gross margin of 53.1 percent decreased 0.4 percentage points. Gross margin was negatively impacted by tariffs, which were more than offset by targeted price actions but diluted margins, and the timing of software renewals. In total, these items negatively impacted gross margin by approximately 0.8 percentage points.

SG&A expenses of $2,559 increased $53 and SG&A as a percent of sales decreased 0.4 percentage points to 28.7 percent, reflecting savings from cost reduction actions and leverage on higher sales.
Other deductions, net were $434 in 2026, a decrease of $212 compared with the prior year, due to a $155 decrease in acquisition/divestiture fees and related costs primarily associated with the AspenTech acquisition in the prior year and lower amortization due to backlog amortization of $52 in the prior year related to the AspenTech acquisition.
Pretax earnings of $1,568 increased $164 compared with prior year, reflecting the impact of the AspenTech acquisition-related costs in the prior year discussed above. Earnings increased $59 in Software & Systems, $15 in Intelligent Devices, and $2 in Safety & Productivity, see the Business Segments discussion that follows and Note 15.

Income taxes were $344 in the first six months of fiscal 2026 and $382 in 2025, resulting in effective tax rates of 22 percent and 27 percent, respectively. In the current year, the One Big Beautiful Bill Act (the "OBBBA") increased the effective tax rate by approximately 1 percentage point due to lower tax deduction for foreign derived intangible income from the change to domestic research and development in fiscal 2026. The Company expects the OBBBA to slightly benefit the effective tax rate beginning in fiscal 2027. Excluding the impact related to the OBBBA, the lower rate in the current year reflected favorable tax items that reduced the rate by approximately 2 percentage points. The prior year rate was negatively impacted by $49 ($0.09 per share) of discrete tax items related to the AspenTech transaction. In addition, the fees incurred by AspenTech were not fully deductible. Overall, these items increased the current year rate by approximately 5 percentage points.

Earnings attributable to common stockholders were $1,223, up 14 percent compared with the prior year, and diluted earnings per share were $2.17, up 15 percent compared with $1.88 in 2025. Adjusted diluted earnings per share were $3.00 compared with $2.86 in the prior year, reflecting strong operating results. See the analysis below of adjusted earnings per share for further details.

The table below presents the Company's diluted earnings per share on an adjusted basis to facilitate period-to-period comparisons and provide additional insight into the underlying, ongoing operating performance of the Company.

Six Months Ended March 31,	2025	2026

Diluted earnings per share	$1.88	2.17

Amortization of intangibles	0.63	0.69
Restructuring and related costs	0.06	0.09
Discrete taxes	0.09	0.02
Acquisition/divestiture fees and related costs	0.20	0.03

Adjusted diluted earnings per share	$2.86	3.00

The table below summarizes the changes in adjusted diluted earnings per share. The items identified below are discussed throughout MD&A, see further discussion above and in the Business Segments and Financial Position sections below.

Six Months Ended
Adjusted diluted earnings per share - March 31, 2025	$2.86

Operations	0.18
Impact of software renewals	(0.15)
Foreign currency	0.07
Effective tax rate	0.02
Share count	0.03
Other	(0.01)

Adjusted diluted earnings per share - March 31, 2026	$3.00

The table below, which shows results on an adjusted EBITA basis, is intended to supplement the Company's discussion of its results of operations herein.

Six Months Ended March 31,	2025	2026	Change

Earnings before income taxes	$1,404	1,568	12%
Percent of sales	16.3%	17.6%	1.3 pts
Interest expense, net	50	173
Amortization of intangibles	556	508
Restructuring and related costs	40	64
Acquisition/divestiture fees and related costs	189	22
Adjusted EBITA	$2,239	2,335	4%
Percent of sales	26.0%	26.2%	0.2 pts

Business Segments
Following is an analysis of operating results for the Company’s business segments for the six months ended March 31, 2026, compared with the six months ended March 31, 2025. The Company defines segment earnings as earnings before interest and taxes. See Note 15 for a discussion of the Company's business segments.

SOFTWARE & SYSTEMS

	2025	2026	Change	FX	Acq/Div	U/L

Sales:
Control Systems & Software	$2,116	2,133	1%	(2)%	—%	(1)%
Test & Measurement	717	823	15%	(3)%	—%	12%
Total	$2,833	2,956	4%	(2)%	—%	2%

Earnings:
Control Systems & Software	$444	456	2%
Test & Measurement	(37)	10	126%
Total	$407	466	14%
Margin	14.4%	15.8%	1.4 pts

Amortization of intangibles:
Control Systems & Software	$255	202
Test & Measurement	210	215
Total	$465	417

Restructuring and related costs:
Control Systems & Software	$11	5
Test & Measurement	5	6
Total	$16	11

Adjusted EBITA	$888	894	—%
Adjusted EBITA Margin	31.4%	30.2%	(1.2) pts

Software & Systems sales were $2,956 in the first six months of 2026, an increase of 4 percent compared to the prior year. Underlying sales increased 2 percent on 3 percent higher price while volume decreased 1 percent including a negative 4 percent impact related to the timing of software renewals. Underlying sales increased 4 percent in the Americas, Europe decreased 1 percent, and Asia, Middle East & Africa increased 2 percent (China was flat). Control Systems & Software sales increased $17, or 1 percent, and underlying sales decreased 1 percent reflecting the negative impact related to the timing of software renewals, partially offset by strong demand in power and life sciences. Sales for Test & Measurement increased $106, or 15 percent, and underlying sales increased 12 percent, reflecting strength in aerospace & defense and semiconductor. Earnings for Software & Systems were $466, an increase of $59, or 14 percent, and margin increased 1.4 percentage points, reflecting leverage on higher sales, lower intangibles amortization and savings from cost reduction actions. Adjusted EBITA margin was 30.2 percent, a decrease of 1.2 percentage points, which included a negative impact relating to the timing of software renewals of approximately 2.5 percentage points.

INTELLIGENT DEVICES

	2025	2026	Change	FX	Acq/Div	U/L

Sales:
Sensors	$1,972	2,020	2%	(2)%	—%	—%
Final Control	2,793	2,882	3%	(3)%	—%	—%
Total	$4,765	4,902	3%	(3)%	—%	—%

Earnings:
Sensors	$552	542	(2)%
Final Control	660	685	4%
Total	$1,212	1,227	1%
Margin	25.4%	25.0%	(0.4) pts

Amortization of intangibles:
Sensors	$21	23
Final Control	57	54
Total	$78	77

Restructuring and related costs:
Sensors	$3	13
Final Control	10	27
Total	$13	40

Adjusted EBITA	$1,303	1,344	3%
Adjusted EBITA Margin	27.3%	27.4%	0.1 pts

Intelligent Devices sales were $4,902 in the first six months of 2026, an increase of $137, or 3 percent compared to the prior year. Underlying sales were up slightly on 3 percent higher price offset by 3 percent lower volume, including a 1 percent negative impact related to the conflict in the Middle East. Underlying sales increased 5 percent in the Americas, decreased 1 percent in Europe, and decreased 5 percent in Asia, Middle East & Africa (China down 10 percent). Sensor sales increased $48, or 2 percent, and underlying sales increased slightly, reflecting solid growth in the Americas. Final Control sales increased $89, or 3 percent, and underlying sales increased slightly, reflecting solid growth in the Americas, with strength in power and LNG. Earnings for Intelligent Devices increased $15, up 1 percent percent, while margin decreased 0.4 percentage points, reflecting unfavorable mix, unfavorable foreign currency transaction comparisons and deleverage on lower volume, partially offset by favorable price less net material inflation. Adjusted EBITA margin increased 0.1 percentage points.

SAFETY & PRODUCTIVITY

	2025	2026	Change	FX	Acq/Div	U/L

Sales	$1,010	1,050	4%	(2)%	—%	2%

Earnings	$202	204	2%
Margin	19.9%	19.5%	(0.4) pts

Amortization of intangibles	$13	14

Restructuring and related costs	$3	5

Adjusted EBITA	$218	223	3%
Adjusted EBITA Margin	21.6%	21.3%	(0.3) pts

Safety & Productivity sales were $1,050 in the first six months of 2026, an increase of $40, or 4 percent compared to the prior year. Underlying sales were up 2 percent on 5 percent higher price offset by 3 percent lower volume. Underlying sales increased 4 percent in the Americas, Europe decreased 4 percent and Asia, Middle East & Africa decreased 3 percent. Earnings for Safety & Productivity increased $2, or 2 percent, while margin decreased 0.4 percentage points, reflecting deleverage on lower volume, offset by higher price less net material inflation and the impact of tariffs, and savings from cost reduction actions. Adjusted EBITA margin decreased 0.3 percentage points.

FINANCIAL CONDITION
Key elements of the Company's financial condition as of and for the six months ended March 31, 2026 as compared to the year ended September 30, 2025 and the six months ended March 31, 2025 follow.

	Mar 31, 2025		Sept 30, 2025		Mar 31, 2026
Operating working capital	$2,081		$2,039		$2,610
Current ratio	0.8		0.9		0.9
Total debt-to-total capital	42.7%		39.3%		39.7%
Net debt-to-net capital	39.3%		36.2%		36.3%
Interest coverage ratio	9.8	X	8.6	X	7.5	X
Operating working capital increased $571 compared to September 30, 2025, primarily reflecting an increase in inventory and a decrease in accrued expenses. The current ratio remained flat compared to September 30, 2025. The interest coverage ratio (earnings before income taxes plus interest expense, divided by interest expense) of 7.5X for the 6 months ended March 31, 2026 compares to 9.8X for the 6 months ended March 31, 2025. The decrease reflects higher interest expense compared to the prior year.
Operating cash flow from continuing operations for the first six months of fiscal 2026 was $1,478, a decrease of $125 compared with $1,603 in the prior year, reflecting an increase in operating working capital, partially offset by higher earnings. Free cash flow of $1,296 in the first six months of fiscal 2026 (operating cash flow of $1,478 less capital expenditures of $182) decreased $137 compared to free cash flow of $1,433 in 2025 (operating cash flow of $1,603 less capital expenditures of $170), reflecting the decrease in operating cash flow. Cash used in investing activities was $206. Cash used in financing activities was $1,013, reflecting share repurchases of $542 and dividends. During the first quarter, the Company repaid €500 of 1.25% euro notes that matured in October 2025.
Total cash provided by operating activities was $1,478, an increase of $460 compared with $1,018 in the prior year. The increase reflects $585 of income taxes paid in the second quarter of fiscal 2025 related to the sale of the Company's 40 percent non-controlling common equity interest in Copeland, offset by lower operating cash flow from continuing operations.
On February 10, 2026, the Company entered into a $2 billion, 364-day revolving backup credit facility to support commercial paper borrowings. The facility replaces the Company’s $3 billion, 364-day credit agreement entered into on February 11, 2025, which expired by its terms. This facility is in addition to the Company's existing $3.5 billion five-year revolving backup credit facility with various banks, which was entered into in February 2023.
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

FISCAL 2026 OUTLOOK
For fiscal year 2026, consolidated net sales are expected to be up approximately 4.5 percent, with underlying sales up approximately 3 percent, excluding a 1.5 percent favorable impact from foreign currency translation. Earnings per share are expected to be $4.79 to $4.89, while adjusted earnings per share are expected to be $6.45 to $6.55 (see the following reconciliation).

Outlook for Fiscal 2026 Earnings Per Share	2026

Diluted earnings per share	$4.79 - $4.89

Amortization of intangibles	~ 1.38
Restructuring and related costs	~ 0.18
Acquisition/divestiture fees and related costs	~ 0.06
Discrete taxes	~ 0.04

Adjusted diluted earnings per share	$6.45 - $6.55
Operating cash flow is expected to be $4.0 to $4.1 billion and free cash flow, which excludes projected capital spending of approximately $0.45 billion, is expected to be $3.5 to $3.6 billion. The fiscal 2026 outlook assumes returning approximately $2.2 billion to shareholders through approximately $1.0 billion of share repurchases and approximately $1.2 billion of dividend payments.
Statements in this report that are not strictly historical may be “forward-looking” statements, which represent management’s expectations, based on currently available information. Actual results, performance or achievements could differ materially from those expressed in any forward-looking statement. Any forward-looking statements in this report speak only as of the date of this report. Emerson undertakes no obligation to update any such statements to reflect new information or later developments. Examples of risks and uncertainties that may cause or actual results or performance to be materially different from those expressed or implied by forward looking statements include the scope, duration and ultimate impacts of the Russia-Ukraine, Middle East and other global conflicts, as well as economic and currency conditions, market demand, pricing, protection of intellectual property, cybersecurity, tariffs, competitive and technological factors, inflation, among others, which are set forth in the “Risk Factors” of Part I, Item 1A, and the "Safe Harbor Statement" of Part II, Item 7, to the Company's Annual Report on Form 10-K for the year ended September 30, 2025, and in subsequent reports filed with the SEC, which are hereby incorporated by reference. The outlook contained herein represents the Company's expectation for its consolidated results, other than as noted herein.
Item 3. Quantitative and Qualitative Disclosures About Market Risks
There has been no significant change in our exposure to market risk during the three and six months ended March 31, 2026. For a discussion of our exposure to market risk, refer to Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (000s)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (000s)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (000s)
January 2026	100	$146.37	100	67,617
February 2026	1,341	$149.31	1,341	66,276
March 2026	581	$136.27	581	65,695
Total	2,022	$145.41	2,022	65,695

In November 2025, the Board of Directors authorized the purchase of up to 50 million shares. This is in addition to the authorization approved by the Board in March 2020 for the purchase of up to 60 million shares. Approximately 65.7 shares remain available at March 31, 2026.

Item 5. Other Information
During the three-month period ended March 31, 2026, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

(a) Exhibits (Listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

10.1	364-Day Credit Agreement dated as of February 10, 2026, incorporated by reference to the Company's Form 8-K filed on February 13, 2026, File No. 1-278, Exhibit 10.1

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

101.INS	Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the three and six months ended March 31, 2026 and 2025, (ii) Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2026 and 2025, (iii) Consolidated Balance Sheets as of September 30, 2025 and March 31, 2026, (iv) Consolidated Statements of Equity for the three and six months ended March 31, 2026 and 2025, (v) Consolidated Statements of Cash Flows for the six months ended March 31, 2026 and 2025, and (vi) Notes to Consolidated Financial Statements for the three and six months ended March 31, 2026 and 2025.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMERSON ELECTRIC CO.

By	/s/ M. J. Baughman
M. J. Baughman
Executive Vice President, Chief Financial Officer
and Chief Accounting Officer
(on behalf of the registrant and as Chief Financial Officer)
May 5, 2026