Form 10-Q
period 2026-06-30
EMERSON ELECTRIC CO
filed 2026-08-04
CIK 32604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. Common stock of $0.50 par value per share outstanding at June 30, 2026: 557.8 million shares.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Consolidated Statements of Earnings
EMERSON ELECTRIC CO. & SUBSIDIARIES
Three and nine months ended June 30, 2025 and 2026
(Dollars in millions, except per share amounts; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2026	2025	2026
Net sales	$4,553	4,873	$13,161	13,781

Cost of sales	2,160	2,218	6,161	6,393
Selling, general and administrative expenses	1,266	1,343	3,773	3,902
Other deductions, net	298	311	944	744
Interest expense (net of interest income of $31, $25, $120 and $77, respectively)	95	85	145	258

Earnings from continuing operations before income taxes	734	916	2,138	2,484

Income taxes	154	198	536	542

Earnings from continuing operations	580	718	1,602	1,942

Discontinued operations, net of tax of $2, $—, $2, and $—, respectively	6	—	7	—

Net earnings	586	718	1,609	1,942

Less: Noncontrolling interests in subsidiaries	—	—	(48)	1

Net earnings common stockholders	$586	718	$1,657	1,941

Earnings common stockholders:
Earnings from continuing operations	$580	718	$1,650	1,941
Discontinued operations	6	—	7	—
Net earnings common stockholders	$586	718	$1,657	1,941

Basic earnings per share common stockholders
Earnings from continuing operations	$1.03	1.28	$2.92	3.46
Discontinued operations	0.01	—	0.01	—
Basic earnings per common share	$1.04	1.28	$2.93	3.46

Diluted earnings per share common stockholders:
Earnings from continuing operations	$1.03	1.28	$2.91	3.45
Discontinued operations	0.01	—	0.01	—
Diluted earnings per common share	$1.04	1.28	$2.92	3.45

Weighted average outstanding shares:
Basic	562.1	558.8	564.5	560.4
Diluted	564.7	561.1	567.1	562.7
 See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
EMERSON ELECTRIC CO. & SUBSIDIARIES

Three and nine months ended June 30, 2025 and 2026
(Dollars in millions; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2026	2025	2026
Net earnings	$586	718	$1,609	1,942

Other comprehensive income (loss), net of tax:
Foreign currency translation	298	(46)	(5)	(101)
Pension and postretirement	4	4	10	12
Cash flow hedges	(1)	7	9	14
Total other comprehensive income (loss)	301	(35)	14	(75)

Comprehensive income	887	683	1,623	1,867

Less: Noncontrolling interests in subsidiaries	1	(1)	(52)	—
Comprehensive income common stockholders	$886	684	$1,675	1,867

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
EMERSON ELECTRIC CO. & SUBSIDIARIES

(Dollars and shares in millions, except per share amounts; unaudited)

	Sept 30, 2025	June 30, 2026
ASSETS
Current assets
Cash and equivalents	$1,544	2,180
Receivables, less allowances of $123 and $130, respectively	3,101	3,057
Inventories	2,213	2,513
Other current assets	1,725	1,905
Total current assets	8,583	9,655

Property, plant and equipment, net	2,871	2,861
Other assets
Goodwill	18,193	18,122
Other intangible assets	9,458	8,686
Other	2,859	2,884
Total other assets	30,510	29,692
Total assets	$41,964	42,208

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current maturities of long-term debt	$4,797	5,587
Accounts payable	1,384	1,613
Accrued expenses	3,616	3,572
Total current liabilities	9,797	10,772

Long-term debt	8,319	7,526

Other liabilities	3,550	3,516

Equity
Common stock, $0.50 par value; authorized, 1,200.0 shares; issued, 953.4 shares; outstanding, 562.8 shares and 557.8 shares, respectively	477	477
Additional paid-in-capital	85	111
Retained earnings	40,603	41,582
Accumulated other comprehensive income (loss)	(821)	(895)
Cost of common stock in treasury, 390.6 shares and 395.6 shares, respectively	(20,062)	(20,896)
Common stockholders’ equity	20,282	20,379
Noncontrolling interests in subsidiaries	16	15
Total equity	20,298	20,394
Total liabilities and equity	$41,964	42,208
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Equity
EMERSON ELECTRIC CO. & SUBSIDIARIES

Three and nine months ended June 30, 2025 and 2026
(Dollars in millions; unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2026	2025	2026

Common stock	$477	477	$477	477

Additional paid-in-capital
Beginning balance	—	64	169	85
Stock plans	28	47	14	3
Purchase of noncontrolling interest	—	—	(1,400)	—
Settlement of AspenTech share awards	—	—	(76)	—
Reclass negative APIC to retained earnings	—	—	1,321	23
Ending balance	28	111	28	111

Retained earnings
Beginning balance	39,977	41,176	40,830	40,603
Net earnings common stockholders	586	718	1,657	1,941
Dividends paid (per share: $0.5275, $0.555, $1.5825 and $1.665, respectively)	(298)	(312)	(901)	(939)
Reclass negative APIC to retained earnings	—	—	(1,321)	(23)
Ending balance	40,265	41,582	40,265	41,582

Accumulated other comprehensive income (loss)
Beginning balance	(1,150)	(861)	(868)	(821)
Foreign currency translation	297	(45)	(1)	(100)
Pension and postretirement	4	4	10	12
Cash flow hedges	(1)	7	9	14
Ending balance	(850)	(895)	(850)	(895)

Treasury stock
Beginning balance	(20,055)	(20,553)	(18,972)	(20,062)
Purchases	(26)	(357)	(1,161)	(905)
Issued under stock plans	31	14	83	71
Ending balance	(20,050)	(20,896)	(20,050)	(20,896)

Common stockholders' equity	19,870	20,379	19,870	20,379

Noncontrolling interests in subsidiaries
Beginning balance	17	16	5,873	16
Net earnings (loss)	—	—	(48)	1
Stock plans	—	—	30	—
Dividends paid	(2)	—	(3)	(1)
Purchase of noncontrolling interest	—	—	(5,832)	—
Other comprehensive income	1	(1)	(4)	(1)
Ending balance	16	15	16	15

Total equity	$19,886	20,394	$19,886	20,394
See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
EMERSON ELECTRIC CO. & SUBSIDIARIES
Nine Months Ended June 30, 2025 and 2026
(Dollars in millions; unaudited)

	Nine Months Ended
	June 30,
	2025	2026
Operating activities
Net earnings	$1,609	1,942
Earnings from discontinued operations, net of tax	(7)	—
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,139	1,105
Stock compensation	198	181
Changes in operating working capital	(80)	(320)
Other, net	(195)	(6)
Cash from continuing operations	2,664	2,902
Cash from discontinued operations	(576)	—
Cash provided by operating activities	2,088	2,902

Investing activities
Capital expenditures	(263)	(284)
Purchases of businesses, net of cash and equivalents acquired	(36)	—
Other, net	(94)	(38)
Cash used in investing activities	(393)	(322)

Financing activities
Net increase in short-term borrowings	1,419	1,434
Proceeds from short-term borrowings greater than three months	5,292	6,229
Payments on short-term borrowings greater than three months	(1,349)	(7,028)
Proceeds from long-term debt	1,544	—
Payments of long-term debt	(503)	(588)
Dividends paid	(895)	(935)
Purchases of common stock	(1,147)	(898)
Purchase of noncontrolling interest	(7,244)	—
Settlement of AspenTech share awards	(76)	—
Other, net	(60)	(134)
Cash used in financing activities	(3,019)	(1,920)

Effect of exchange rate changes on cash and equivalents	(45)	(24)
Increase (decrease) in cash and equivalents	(1,369)	636
Beginning cash and equivalents	3,588	1,544
Ending cash and equivalents	$2,219	2,180

Changes in operating working capital
Receivables	$19	20
Inventories	(91)	(311)
Other current assets	(113)	(194)
Accounts payable	(62)	221
Accrued expenses	167	(56)
Total changes in operating working capital	$(80)	(320)
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

	Sept 30, 2025	June 30, 2026
Unbilled receivables (contract assets)	$1,891	2,011
Customer advances (contract liabilities)	(1,105)	(1,224)
Net contract assets	$786	787

The majority of the Company's contract balances relate to (1) arrangements where revenue is recognized over time and payments from customers are made according to a contractual billing schedule, and (2) revenue from term software license arrangements where the license revenue is recognized upfront upon delivery. The change in net contract assets was immaterial during the period. Revenue recognized for the three and nine months ended June 30, 2026 included $119 and $709, respectively, that was included in the beginning contract liability balance. Other factors that impacted the change in net contract assets were immaterial. Revenue recognized for the three and nine months ended June 30, 2026 for performance obligations that were satisfied in previous periods, including cumulative catchup adjustments on the Company's long-term contracts, was immaterial.

As of June 30, 2026, the Company's backlog relating to unsatisfied (or partially unsatisfied) performance obligations in contracts with its customers was approximately $9.6 billion. The Company expects to recognize approximately 75 percent of its remaining performance obligations as revenue over the next 12 months, with the remainder substantially over the following two years.

(3) COMMON SHARES

Reconciliations of weighted-average shares for basic and diluted earnings per common share follow. Earnings allocated to participating securities were inconsequential.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2026	2025	2026

Basic shares outstanding	562.1	558.8	564.5	560.4
Dilutive shares	2.6	2.3	2.6	2.3
Diluted shares outstanding	564.7	561.1	567.1	562.7

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

Earnings before income taxes from discontinued operations for the three and nine months ended June 30, 2025 were $4 and $5, respectively. Earnings from discontinued operations, net of tax for the three and nine months ended June 30, 2025 were $6 and $7, respectively.

Cash from discontinued operating activities of $576 for the nine months ended June 30, 2025 primarily represents income taxes paid related to the sale of the Company's 40 percent non-controlling common equity interest in Copeland.

(6) PENSION & POSTRETIREMENT PLANS

Total periodic pension and postretirement (income) expense is summarized below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2026	2025	2026
Service cost	$18	19	$54	57
Interest cost	48	48	144	144
Expected return on plan assets	(73)	(75)	(219)	(225)
Net amortization	4	5	12	15
Total	$(3)	(3)	$(9)	(9)

(7) OTHER DEDUCTIONS, NET

Other deductions, net are summarized below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2026	2025	2026

Amortization of intangibles (intellectual property and customer relationships)	$219	204	$677	613
Restructuring costs	37	87	70	141
Acquisition/divestiture fees and related costs	25	22	181	24
Foreign currency transaction (gains) losses	31	19	73	51
Other	(14)	(21)	(57)	(85)
Total	$298	311	$944	744

For the three and nine months ended June 30, 2026, the decreases in acquisition/divestiture costs and intangibles amortization are primarily related to the AspenTech transaction, including backlog amortization of $13 and $65, respectively, in the prior year. Other is composed of several items, including a portion of pension expense (income), litigation costs, provision for bad debt and other items, none of which is individually significant.

(8) RESTRUCTURING COSTS

Restructuring expense reflects costs associated with the Company’s ongoing efforts to improve operational efficiency and deploy assets globally in order to remain competitive on a worldwide basis. The Company expects fiscal 2026 restructuring expense and related costs to be approximately $185, including costs to complete actions initiated in the first nine months of the year.

Restructuring expense by business segment follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2026	2025	2026

Control Systems & Software	$8	6	$19	10
Test & Measurement	—	12	3	14
Software & Systems	8	18	22	24

Sensors	2	9	5	23
Final Control	8	48	18	76
Intelligent Devices	10	57	23	99

Safety & Productivity	(1)	9	2	12

Corporate	20	3	23	6

Total	$37	87	$70	141
Details of the change in the liability for restructuring costs during the nine months ended June 30, 2026 follow:

	Sept 30, 2025	Expense	Utilized/Paid	June 30, 2026

Severance and benefits	$116	123	83	156
Other	4	18	20	2
Total	$120	141	103	158
The tables above do not include $12 and $4 of costs related to restructuring actions incurred for the three months ended June 30, 2026 and 2025, respectively, that are required to be reported in cost of sales and selling, general and administrative expenses; year-to-date amounts are $23 and $11, respectively. Corporate restructuring for the three and nine months ended June 30, 2025 includes $20 and $21, respectively, of integration-related stock compensation expense attributable to the AspenTech transaction.

(9) TAXES

Income taxes were $198 in the third quarter of fiscal 2026 and $154 in 2025, resulting in effective tax rates of 22 percent and 21 percent, respectively. In the current year, the One Big Beautiful Bill Act (the "OBBBA") increased the effective tax rate by approximately 1 percentage point due to a lower tax deduction for foreign-derived intangible income from the change to domestic research and development in fiscal 2026.

Income taxes were $542 in the first nine months of fiscal 2026 and $536 in 2025, resulting in effective tax rates of 22 percent and 25 percent, respectively. The current year rate was negatively impacted by approximately 1 percentage point due to the OBBBA impact discussed above. Excluding the impact related to the OBBBA, the lower rate in the current year reflected favorable tax items that reduced the rate by approximately 2 percentage points. The prior year rate was negatively impacted by $49 ($0.09 per share) of discrete tax items related to the AspenTech transaction. In addition, the fees incurred by AspenTech were not fully deductible. In total, the net impact of these items increased the prior year rate by approximately 3 percentage points.

(10) OTHER FINANCIAL INFORMATION

	Sept 30, 2025	June 30, 2026
Inventories
Finished products	$520	596
Raw materials and work in process	1,693	1,917
Total	$2,213	2,513

Property, plant and equipment, net
Property, plant and equipment, at cost	$6,408	6,547
Less: Accumulated depreciation	3,537	3,686
Total	$2,871	2,861

Goodwill by business segment
Control Systems & Software	$9,095	9,090
Test & Measurement	3,468	3,461
Software & Systems	12,563	12,551

Sensors	1,604	1,588
Final Control	3,400	3,366
Intelligent Devices	5,004	4,954

Safety & Productivity	626	617

Total	$18,193	18,122

	Sept 30, 2025	June 30, 2026
Other intangible assets
Gross carrying amount	$15,832	15,772
Less: Accumulated amortization	6,374	7,086
Net carrying amount	$9,458	8,686
Other intangible assets include customer relationships, net, of $5,375 and $5,801 and intellectual property, net, of $3,052 and $3,411 as of June 30, 2026 and September 30, 2025, respectively.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2026	2025	2026
Depreciation and amortization expense include the following:
Depreciation expense	$81	96	$246	267
Amortization of intangibles (includes $50, $49, $149 and $148 reported in Cost of Sales, respectively)	269	253	826	761
Amortization of capitalized software	22	28	67	77
Total	$372	377	$1,139	1,105

	Sept 30, 2025	June 30, 2026
Other assets include the following:
Pension assets	$1,229	1,282
Operating lease right-of-use assets	637	666
Unbilled receivables (contract assets)	621	593
Deferred income taxes	79	78
Asbestos-related insurance receivables	55	50

Accrued expenses include the following:
Customer advances (contract liabilities)	$1,031	1,130
Employee compensation	740	713
Operating lease liabilities (current)	138	142
Product warranty	90	75
Income taxes	130	69

	Sept 30, 2025	June 30, 2026
Other liabilities include the following:
Deferred income taxes	$1,822	1,696
Operating lease liabilities (noncurrent)	505	547
Pension and postretirement liabilities	467	453
Asbestos litigation	131	119

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

(12) FINANCIAL INSTRUMENTS

Hedging Activities – As of June 30, 2026, the notional amount of foreign currency hedge positions was approximately $3.9 billion. All derivatives receiving hedge accounting are cash flow hedges. The majority of hedging gains and losses deferred as of June 30, 2026 are expected to be recognized over the next 12 months as the underlying forecasted transactions occur. Gains and losses on foreign currency derivatives reported in Other deductions, net reflect hedges of balance sheet exposures that do not receive hedge accounting. Cash flows related to foreign currency hedges are classified within operating cash flows.
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
The following gains and losses are included in earnings and other comprehensive income (OCI) for the three and nine months ended June 30, 2025 and 2026:

		Into Earnings				Into OCI
		3rd Quarter		Nine Months		3rd Quarter		Nine Months
Gains (Losses)	Location	2025	2026	2025	2026	2025	2026	2025	2026
Foreign currency	Sales	$1	1	5	4	(7)	(1)	5	7
Foreign currency	Cost of sales	—	11	(1)	23	7	22	11	39
Foreign currency	Other deductions, net	29	(22)	(4)	(31)

Net Investment Hedges
Euro denominated debt		—	—	—	—	(134)	17	(138)	50
Total		$30	(10)	—	(4)	(134)	38	(122)	96
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
Fair Value Measurement – Valuations for all derivatives and the Company's long-term debt fall within Level 2 of the GAAP valuation hierarchy. As of June 30, 2026, the fair value of long-term debt was approximately $7.5 billion, which was lower than the carrying value by $762. The fair value of foreign currency contracts, which are reported in Other current assets and Accrued expenses, did not materially change since September 30, 2025.
Counterparties to derivatives arrangements are companies with investment-grade credit ratings. The Company has bilateral collateral arrangements with counterparties with credit rating-based posting thresholds that vary depending on the arrangement. If credit ratings on the Company's debt fall below pre-established levels, counterparties can require immediate full collateralization of all derivatives in net liability positions. The maximum amount that could potentially have been required was immaterial. The Company also can demand full collateralization of derivatives in net asset positions should any counterparty credit ratings fall below certain thresholds. No collateral was posted with counterparties and none was held by the Company as of June 30, 2026.

(13) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Activity in Accumulated other comprehensive income (loss) for the three and nine months ended June 30, 2026 and 2025 is shown below, net of income taxes:
	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2026	2025	2026
Foreign currency translation
Beginning balance	$(914)	(620)	$(616)	(565)
Other comprehensive income (loss), net of tax of $31, $(4), $32 and $(12), respectively	297	(45)	(4)	(100)
Purchase of noncontrolling interest	—	—	3	—
Ending balance	(617)	(665)	(617)	(665)

Pension and postretirement
Beginning balance	(239)	(261)	(245)	(269)
Amortization of deferred actuarial losses into earnings, net of tax of $—, $(1), $(2) and $(3), respectively	4	4	10	12
Ending balance	(235)	(257)	(235)	(257)

Cash flow hedges
Beginning balance	3	20	(7)	13
Gains deferred during the period, net of taxes of $—, $(5), $(4) and $(11), respectively	—	16	12	35
Reclassification of realized (gains) losses to sales and cost of sales, net of tax of $—, $3, $1 and $6, respectively	(1)	(9)	(3)	(21)

Ending balance	2	27	2	27

Accumulated other comprehensive income (loss)	$(850)	(895)	$(850)	(895)

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

Summarized information about the Company's results of operations by business segment follows:

	Three Months Ended June 30,
	2025
	Control Systems & Software	Test & Measurement	Software & Systems	Sensors	Final Control	Intelligent Devices	Safety & Productivity
Net Sales	$1,120	360	1,480	1,013	1,522	2,535	538
Cost of sales	490	98	588	461	805	1,266	312
Selling, general and administrative expenses	284	184	468	277	317	594	115
Other deductions, net	75	104	179	29	49	78	8
Earnings (Loss)	$271	(26)	245	246	351	597	103

	Three Months Ended June 30,
	2026
	Control Systems & Software	Test & Measurement	Software & Systems	Sensors	Final Control	Intelligent Devices	Safety & Productivity
Net Sales	$1,199	445	1,644	1,091	1,586	2,677	552
Cost of sales	538	111	649	485	840	1,325	324
Selling, general and administrative expenses	313	199	512	285	313	598	120
Other deductions, net	63	124	187	18	84	102	15
Earnings (Loss)	$285	11	296	303	349	652	93

	Nine Months Ended June 30,
	2025
	Control Systems & Software	Test & Measurement	Software & Systems	Sensors	Final Control	Intelligent Devices	Safety & Productivity
Net Sales	$3,235	1,077	4,312	2,986	4,315	7,301	1,548
Cost of sales	1,420	279	1,699	1,322	2,264	3,586	879
Selling, general and administrative expenses	845	542	1,387	811	922	1,733	342
Other deductions, net	253	320	573	58	117	175	22
Earnings (Loss)	$717	(64)	653	795	1,012	1,807	305

	Nine Months Ended June 30,
	2026
	Control Systems & Software	Test & Measurement	Software & Systems	Sensors	Final Control	Intelligent Devices	Safety & Productivity
Net Sales	$3,332	1,268	4,600	3,111	4,469	7,580	1,601
Cost of sales	1,524	324	1,848	1,375	2,333	3,708	916
Selling, general and administrative expenses	887	580	1,467	834	935	1,769	354
Other deductions, net	180	343	523	57	168	225	33
Earnings (Loss)	$741	21	762	845	1,033	1,878	298

The following table reconciles the total segment results from the tables above to the Company's consolidated results.

	Earnings (Loss)
	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2026	2025	2026
Segment Totals	$945	1,041	$2,765	2,938

Corporate items:
Stock compensation	(71)	(68)	(198)	(181)
Unallocated pension and postretirement costs	27	29	82	86
Corporate and other	(72)	(1)	(366)	(101)
Interest expense, net	(95)	(85)	(145)	(258)
Total	$734	916	$2,138	2,484

Stock compensation for the three and nine months ended June 30, 2026 included integration-related stock compensation expense of $4 and $13, respectively; prior year amounts were $26 and $37, respectively (of which $20 and $21 was reported as restructuring costs). Corporate and other for the three and nine months ended June 30, 2026 included acquisition/divestiture fees and related costs of $28 and $41, respectively; prior year amounts were $38 and $216, respectively.

In February 2026, the U.S. Supreme Court ruled that the International Emergency Economic Powers Act ("IEEPA") does not authorize the imposition of tariffs. Subsequently, on April 20, 2026, U.S. Customs and Border Protection launched an administrative portal through which eligible importers could submit claims for refunds. During the three months ended June 30, 2026, the Company filed certain claims and received tariff refunds of $82 ($0.11 per share), and the benefit was recorded in Cost of sales. This benefit is reflected in Corporate and Other in the table above. The timing and amount of any further tariff refunds remain uncertain, and, accordingly, no benefit was recognized as of June 30, 2026 for any additional potential refunds related to IEEPA tariffs previously paid.

Additional segment financial information is presented in the tables below:

	Total Assets		Depreciation and Amortization
	As of Sept. 30,	As of June 30,	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2026	2025	2026	2025	2026
Control Systems & Software	$15,948	15,824	$135	128	$432	374
Test & Measurement	8,809	8,572	119	120	356	360
Software & Systems	24,757	24,396	254	248	788	734

Sensors	4,253	4,250	32	34	95	101
Final Control	7,605	7,583	56	56	168	170
Intelligent Devices	11,858	11,833	88	90	263	271

Safety & Productivity	1,931	1,891	19	27	56	66

Corporate and other	3,418	4,088	11	12	32	34
Total	$41,964	42,208	$372	377	$1,139	1,105

Sales by geographic destination, Americas, Asia, Middle East & Africa ("AMEA") and Europe, are summarized below:

	Three Months Ended June 30,
	2025				2026
	Americas	AMEA	Europe	Total	Americas	AMEA	Europe	Total
Control Systems & Software	$551	333	236	1,120	606	355	238	1,199
Test & Measurement	164	96	100	360	205	142	98	445
Software & Systems	715	429	336	1,480	811	497	336	1,644

Sensors	509	351	153	1,013	570	363	158	1,091
Final Control	723	515	284	1,522	747	552	287	1,586
Intelligent Devices	1,232	866	437	2,535	1,317	915	445	2,677

Safety & Productivity	394	61	83	538	409	63	80	552

Total	$2,341	1,356	856	4,553	2,537	1,475	861	4,873

	Nine Months Ended June 30,
	2025				2026
	Americas	AMEA	Europe	Total	Americas	AMEA	Europe	Total
Control Systems & Software	$1,552	965	718	3,235	1,631	960	741	3,332
Test & Measurement	495	290	292	1,077	573	385	310	1,268
Software & Systems	2,047	1,255	1,010	4,312	2,204	1,345	1,051	4,600

Sensors	1,486	1,045	455	2,986	1,598	1,034	479	3,111
Final Control	2,035	1,490	790	4,315	2,127	1,490	852	4,469
Intelligent Devices	3,521	2,535	1,245	7,301	3,725	2,524	1,331	7,580

Safety & Productivity	1,132	172	244	1,548	1,179	174	248	1,601

Total	$6,700	3,962	2,499	13,161	7,108	4,043	2,630	13,781

Items 2 and 3.

Management's Discussion and Analysis of Financial Condition and Results of Operations
(Dollars are in millions, except per share amounts or where noted)

OVERVIEW

For the third quarter of fiscal 2026, net sales were $4.9 billion, up 7 percent compared with the prior year. Underlying sales, which exclude foreign currency translation, acquisitions and divestitures, were up 6 percent. Foreign currency translation had a 1 percent favorable impact.

Earnings from continuing operations attributable to common stockholders were $718, up 24 percent, and diluted earnings per share from continuing operations were $1.28, up 24 percent compared with $1.03 in the prior year. Adjusted diluted earnings per share from continuing operations were $1.71, up 13 percent compared with $1.52 in the prior year. Overall, results reflected sales growth and strong operating performance.

The table below presents the Company's diluted earnings per share from continuing operations on an adjusted basis to facilitate period-to-period comparisons and provide additional insight into the underlying, ongoing operating performance of the Company. Adjusted diluted earnings per share from continuing operations excludes intangibles amortization expense, restructuring and related costs, first year purchase accounting related items and transaction-related costs, discrete taxes and certain gains, losses or impairments.

Three Months Ended June 30,	2025	2026

Diluted earnings from continuing operations per share	$1.03	1.28

Amortization of intangibles	0.37	0.35
Restructuring and related costs	0.06	0.13
Acquisition/divestiture fees and related costs	0.06	0.05
Discrete taxes	—	0.01
IEEPA tariff refunds	—	(0.11)

Adjusted diluted earnings from continuing operations per share	$1.52	1.71
The table below summarizes the changes in adjusted diluted earnings per share from continuing operations. The items identified below are discussed throughout MD&A, see further discussion above and in the Business Segments and Financial Position sections below.

Three Months Ended
Adjusted diluted earnings from continuing operations per share - June 30, 2025	$1.52

Operations	0.19
Foreign currency	0.03
Share count	0.01
Stock compensation	(0.03)
Other	(0.01)

Adjusted diluted earnings from continuing operations per share - June 30, 2026	$1.71

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30

Following is an analysis of the Company’s operating results for the third quarter ended June 30, 2026, compared with the third quarter ended June 30, 2025.

	2025	2026	Change
(dollars in millions, except per share amounts)

Net sales	$4,553	4,873	7%
Gross profit	$2,393	2,655	11%
Percent of sales	52.6%	54.5%	1.9 pts

SG&A	$1,266	1,343	6%
Percent of sales	27.8%	27.6%	(0.2) pts
Other deductions, net	$298	311
Amortization of intangibles	$219	204
Restructuring costs	$37	87

Interest expense, net	$95	85

Earnings from continuing operations before income taxes	$734	916	25%
Percent of sales	16.1%	18.8%	2.7 pts
Earnings from continuing operations common stockholders	$580	718	24%
Percent of sales	12.7%	14.7%	2.0 pts
Net earnings common stockholders	$586	718	23%

Diluted EPS - Earnings from continuing operations	$1.03	1.28	24%
Diluted EPS - Net earnings	$1.04	1.28	23%

Adjusted Diluted EPS - Earnings from continuing operations	$1.52	1.71	13%

Net sales for the third quarter of fiscal 2026 were $4.9 billion, up 7 percent compared with 2025. Software & Systems sales were up 11 percent, Intelligent Devices sales were up 6 percent, and Safety & Productivity sales were up 3 percent. Underlying sales were up 6 percent on 3 percent higher volume and 3 percent higher price. Foreign currency translation had a 1 percent favorable impact. Underlying sales were up 10 percent in the U.S. and up 4 percent internationally. The Americas was up 8 percent, Europe was down 1 percent, and Asia, Middle East & Africa was up 8 percent (China down 3 percent).

In February 2026, the U.S. Supreme Court ruled that the International Emergency Economic Powers Act ("IEEPA") does not authorize the imposition of tariffs. Subsequently, on April 20, 2026, U.S. Customs and Border Protection launched an administrative portal through which eligible importers could submit claims for refunds. During the three months ended June 30, 2026, the Company filed certain claims and received tariff refunds of $82 ($0.11 per share), and the benefit was recorded in Cost of sales. The timing and amount of any further tariff refunds remain uncertain, and, accordingly, no benefit was recognized as of June 30, 2026 for any additional potential refunds related to IEEPA tariffs previously paid.

Cost of sales for the third quarter of fiscal 2026 were $2,218, an increase of $58 compared with 2025, and gross margin of 54.5 percent increased 1.9 percentage points. Gross margin increased primarily due to the tariff refunds discussed above.
Selling, general and administrative (SG&A) expenses of $1,343 increased $77 and SG&A as a percent of sales was 27.6 percent, a decrease of 0.2 percentage points. SG&A as a percent of sales decreased due to leverage on higher sales and savings from cost reduction actions.
Other deductions, net were $311 for the third quarter of fiscal 2026, an increase of $13 compared with the prior year, due to an increase in restructuring costs, partially offset by lower amortization. See Note 7.

Pretax earnings from continuing operations of $916 increased $182, up 25 percent compared with the prior year, reflecting strong operating results as well as the tariff refunds discussed above. Earnings increased $51 in Software & Systems and $55 in Intelligent Devices, and decreased $10 in Safety and Productivity. See the Business Segments discussion that follows and Note 15.

Income taxes were $198 in the third quarter of fiscal 2026 and $154 in 2025, resulting in effective tax rates of 22 percent and 21 percent, respectively. In the current year, the One Big Beautiful Bill Act (the "OBBBA") increased the effective tax rate by approximately 1 percentage point due to lower tax deduction for foreign-derived intangible income from the change to domestic research and development in fiscal 2026. The Company expects the OBBBA to slightly benefit the effective tax rate beginning in fiscal 2027.

Earnings from continuing operations attributable to common stockholders were $718, up 24 percent, and diluted earnings per share from continuing operations were $1.28, up 24 percent compared with $1.03 in the prior year. Adjusted diluted earnings per share from continuing operations were $1.71 compared with $1.52 in the prior year, up 13 percent. Overall, the increase in earnings per share reflected strong operating results. See the analysis above of adjusted earnings per share for further details.

The table below, which shows results on an adjusted EBITA basis, is intended to supplement the Company's discussion of its results of operations herein. The Company defines adjusted EBITA as earnings from continuing operations excluding interest expense, net, income taxes, intangibles amortization expense, restructuring and related costs, first year purchase accounting related items and transaction-related costs, and certain gains, losses or impairments. Adjusted EBITA and adjusted EBITA margin are measures used by management and may be useful for investors to evaluate the Company's operational performance.

Three Months Ended June 30,	2025	2026	Change

Earnings from continuing operations before income taxes	$734	916	25%
Percent of sales	16.1%	18.8%	2.7 pts
Interest expense, net	95	85
Amortization of intangibles	269	253
Restructuring and related costs	41	99
Acquisition/divestiture fees and related costs	44	32
IEEPA tariff refunds	—	(82)

Adjusted EBITA from continuing operations	$1,183	1,303	10%
Percent of sales	26.0%	26.7%	0.7 pts

Business Segments
Following is an analysis of operating results for the Company’s business segments for the third quarter ended June 30, 2026, compared with the third quarter ended June 30, 2025. The Company defines segment earnings as earnings before interest and taxes. See Note 15 for a discussion of the Company's business segments.

SOFTWARE & SYSTEMS

	2025	2026	Change	FX	Acq/Div	U/L

Sales:
Control Systems & Software	$1,120	1,199	7%	—%	—%	7%
Test & Measurement	360	445	23%	—%	—%	23%
Total	$1,480	1,644	11%	—%	—%	11%

Earnings:
Control Systems & Software	$271	285	5%
Test & Measurement	(26)	11	144%
Total	$245	296	21%
Margin	16.6%	18.0%	1.4 pts

Amortization of intangibles:
Control Systems & Software	$114	100
Test & Measurement	107	108
Total	$221	208

Restructuring and related costs:
Control Systems & Software	$8	6
Test & Measurement	—	13
Total	$8	19

Adjusted EBITA	$474	523	10%
Adjusted EBITA Margin	32.1%	31.8%	(0.3) pts
Software & Systems sales were $1,644 in the third quarter of 2026, an increase of $164, or 11 percent. Underlying sales were up 11 percent on 7 percent higher volume and 4 percent higher price. Underlying sales increased 13 percent in the Americas and 16 percent in Asia, Middle East & Africa (China up 14 percent), while Europe decreased 1 percent. Control Systems & Software sales increased 7 percent, reflecting strong demand in power. Sales for Test & Measurement increased $85, or 23 percent, reflecting strength in semiconductor and aerospace & defense. Earnings for Software & Systems were $296, an increase of $51, or 21 percent, while margin increased 1.4 percentage points to 18.0 percent, reflecting leverage on higher sales, lower intangibles amortization and savings from cost reduction actions. Adjusted EBITA margin was 31.8 percent, a decrease of 0.3 percentage points.

INTELLIGENT DEVICES

	2025	2026	Change	FX	Acq/Div	U/L

Sales:
Sensors	$1,013	1,091	8%	(1)%	—%	7%
Final Control	1,522	1,586	4%	(1)%	—%	3%
Total	$2,535	2,677	6%	(1)%	—%	5%

Earnings:
Sensors	$246	303	23%
Final Control	351	349	(1)%
Total	$597	652	9%
Margin	23.5%	24.3%	0.8 pts

Amortization of intangibles:
Sensors	$11	11
Final Control	30	27
Total	$41	38

Restructuring and related costs:
Sensors	$2	9
Final Control	8	48
Total	$10	57

Adjusted EBITA	$648	747	15%
Adjusted EBITA Margin	25.5%	27.9%	2.4 pts

Intelligent Devices sales were $2,677 in the third quarter of 2026, an increase of $142, or 6 percent, compared to the prior year. Underlying sales increased 5 percent on 3 percent higher price and 2 percent higher volume. Underlying sales increased 6 percent in the Americas and 5 percent in Asia, Middle East & Africa (China down 8 percent), while Europe was flat. Sensors sales increased $78, or 8 percent, and underlying sales increased 7 percent, reflecting strong growth in the Americas, including strength in power and LNG. Final Control sales increased $64 or 4 percent, and underlying sales increased 3 percent, reflecting strong growth in Asia, Middle East & Africa and solid growth in the Americas, with strength in power. Earnings for Intelligent Devices increased $55, or 9 percent, while margin increased 0.8 percentage points reflecting leverage on higher sales and favorable price less net material inflation, partially offset by unfavorable mix resulting from increased greenfield project activity and increased restructuring costs. Adjusted EBITA margin was 27.9 percent, an increase of 2.4 percentage points, reflecting strong operating results.

SAFETY & PRODUCTIVITY

	2025	2026	Change	FX	Acq/Div	U/L

Sales	$538	552	3%	(1)%	—%	2%

Earnings	$103	93	(10)%
Margin	19.2%	16.9%	(2.3) pts

Amortization of intangibles	$7	7

Restructuring and related costs	$—	17

Adjusted EBITA	$110	117	6%
Adjusted EBITA Margin	20.4%	21.2%	0.8 pts

Safety & Productivity sales were $552 in the third quarter of 2026, an increase of $14, or 3 percent compared to the prior year. Underlying sales were up 2 percent on 4 percent higher price offset by 2 percent lower volume. Underlying sales increased 4 percent in the Americas and increased 1 percent in Asia, Middle East & Africa, while Europe decreased 6 percent. Earnings for Safety & Productivity decreased $10, down 10 percent, while margin decreased 2.3 percentage points, reflecting increased restructuring costs and deleverage on lower volume, partially offset by favorable price less net material inflation and savings from cost reduction actions. Adjusted EBITA margin increased 0.8 percentage points.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED JUNE 30

Following is an analysis of the Company’s operating results for the nine months ended June 30, 2026, compared with the nine months ended June 30, 2025.

	2025	2026	Change
(dollars in millions, except per share amounts)

Net sales	$13,161	13,781	5%
Gross profit	$7,000	7,388	6%
Percent of sales	53.2%	53.6%	0.4 pts

SG&A	$3,773	3,902	3%
Percent of sales	28.7%	28.3%	(0.4) pts

Other deductions, net	$944	744
Amortization of intangibles	$677	613
Restructuring costs	$70	141

Interest expense, net	$145	258

Earnings from continuing operations before income taxes	$2,138	2,484	16%
Percent of sales	16.2%	18.0%	1.8 pts
Earnings from continuing operations common stockholders	$1,650	1,941	18%
Percent of sales	12.5%	14.1%	1.6 pts
Net earnings common stockholders	$1,657	1,941	17%

Diluted EPS - Earnings from continuing operations	$2.91	3.45	19%
Diluted EPS - Net earnings	$2.92	3.45	18%

Adjusted Diluted EPS - Earnings from continuing operations	$4.38	4.71	8%

Net sales for the first nine months of 2026 were $13.8 billion, up 5 percent compared with 2025. Software & Systems sales were up 7 percent, Intelligent Devices sales were up 4 percent, and Safety & Productivity sales were up 3 percent. Underlying sales were up 3 percent on 3 percent higher price, while volume was negatively impacted by approximately 1.5 percent related to the timing of software renewals and the conflict in the Middle East. Foreign currency translation had a 2 percent favorable impact. Underlying sales increased 8 percent in the U.S. and decreased 1 percent internationally. The Americas was up 6 percent, Europe was down 1 percent and Asia, Middle East & Africa was up 1 percent (China was down 5 percent).

Cost of sales for 2026 were $6,393, an increase of $232 compared with 2025, and gross margin of 53.6 percent increased 0.4 percentage points. Gross margin increased primarily due to favorable price less net material inflation and tariff refunds of $82 ($0.11 per share), partially offset by the negative impact related to the timing of software renewals. See Note 15 for further discussion of the tariff refunds.

SG&A expenses of $3,902 increased $129 and SG&A as a percent of sales decreased 0.4 percentage points to 28.3%, reflecting savings from cost reduction actions and leverage on higher sales.
Other deductions, net were $744 in 2026, a decrease of $200 compared with the prior year, due to a $175 decrease in acquisition/divestiture fees and related costs primarily associated with the AspenTech acquisition in the prior year and lower amortization due to backlog amortization of $65 in the prior year related to the AspenTech acquisition.
Interest expense, net was $258, an increase of $113 compared with 2025, due to increased short-term borrowings and long-term debt to fund the AspenTech transaction in March 2025.

Pretax earnings of $2,484 increased $346 compared with prior year, reflecting the impact of the AspenTech acquisition-related costs in the prior year discussed above and leverage on higher sales. Earnings increased $109 in Software & Systems and $71 in Intelligent Devices, and decreased $7 in Safety & Productivity, see the Business Segments discussion that follows and Note 15.

Income taxes were $542 in the first nine months of fiscal 2026 and $536 in 2025, resulting in effective tax rates of 22 percent and 25 percent, respectively. In the current year, the One Big Beautiful Bill Act (the "OBBBA") increased the effective tax rate by approximately 1 percentage point due to lower tax deduction for foreign-derived intangible income from the change to domestic research and development in fiscal 2026. The Company expects the OBBBA to slightly benefit the effective tax rate beginning in fiscal 2027. Excluding the impact related to the OBBBA, the lower rate in the current year reflected favorable tax items that reduced the rate by approximately 2 percentage points. The prior year rate was negatively impacted by $49 ($0.09 per share) of discrete tax items related to the AspenTech transaction. In addition, the fees incurred by AspenTech were not fully deductible. Overall, these items increased the prior year rate by approximately 3 percentage points.

Earnings from continuing operations attributable to common stockholders were $1,941, up 18 percent compared with the prior year, and diluted earnings per share from continuing operations were $3.45, up 19 percent compared with $2.91 in 2025. Adjusted diluted earnings per share from continuing operations were $4.71 compared with $4.38 in the prior year, up 8 percent. Overall, the increase in earnings per share reflected strong operating results. See the analysis below of adjusted earnings per share for further details.

The table below presents the Company's diluted earnings per share from continuing operations on an adjusted basis to facilitate period-to-period comparisons and provide additional insight into the underlying, ongoing operating performance of the Company.

Nine Months Ended June 30,	2025	2026

Diluted earnings from continuing operations per share	$2.91	3.45

Amortization of intangibles	1.00	1.04
Restructuring and related costs	0.12	0.22
Acquisition/divestiture fees and related costs	0.26	0.08
Discrete taxes	0.09	0.03
IEEPA tariff refunds	—	(0.11)

Adjusted diluted earnings from continuing operations per share	$4.38	4.71

The table below summarizes the changes in adjusted diluted earnings per share from continuing operations. The items identified below are discussed throughout MD&A, see further discussion above and in the Business Segments and Financial Position sections below.

Nine Months Ended
Adjusted diluted earnings from continuing operations per share - June 30, 2025	$4.38

Operations	0.37
Impact of software renewals	(0.15)
Foreign currency	0.10
Share count	0.04
Other	(0.03)

Adjusted diluted earnings from continuing operations per share - June 30, 2026	$4.71

The table below, which shows results on an adjusted EBITA basis, is intended to supplement the Company's discussion of its results of operations herein.

Nine Months Ended June 30,	2025	2026	Change

Earnings from continuing operations before income taxes	$2,138	2,484	16%
Percent of sales	16.2%	18.0%	1.8 pts
Interest expense, net	145	258
Amortization of intangibles	826	761
Restructuring and related costs	81	164
Acquisition/divestiture fees and related costs	232	54
IEEPA tariff refunds	—	(82)
Adjusted EBITA from continuing operations	$3,422	3,639	6%
Percent of sales	26.0%	26.4%	0.4 pts

Business Segments
Following is an analysis of operating results for the Company’s business segments for the nine months ended June 30, 2026, compared with the nine months ended June 30, 2025. The Company defines segment earnings as earnings before interest and taxes. See Note 15 for a discussion of the Company's business segments.

SOFTWARE & SYSTEMS

	2025	2026	Change	FX	Acq/Div	U/L

Sales:
Control Systems & Software	$3,235	3,332	3%	(1)%	—%	2%
Test & Measurement	1,077	1,268	18%	(3)%	—%	15%
Total	$4,312	4,600	7%	(2)%	—%	5%

Earnings:
Control Systems & Software	$717	741	3%
Test & Measurement	(64)	21	133%
Total	$653	762	17%
Margin	15.2%	16.6%	1.4 pts

Amortization of intangibles:
Control Systems & Software	$370	303
Test & Measurement	318	322
Total	$688	625

Restructuring and related costs:
Control Systems & Software	$19	10
Test & Measurement	5	19
Total	$24	29

Adjusted EBITA	$1,365	1,416	4%
Adjusted EBITA Margin	31.7%	30.8%	(0.9) pts

Software & Systems sales were $4,600 in the first nine months of 2026, an increase of 7 percent compared to the prior year. Underlying sales increased 5 percent on 3 percent higher price and 2 percent higher volume (despite a negative 3 percent impact related to the timing of software renewals). Underlying sales increased 7 percent in the Americas, Europe decreased 1 percent, and Asia, Middle East & Africa increased 7 percent (China was up 4 percent). Control Systems & Software sales increased $97, or 3 percent, and underlying sales increased 2 percent reflecting strong demand in power and life sciences, partially offset by the negative impact related to the timing of software renewals. Sales for Test & Measurement increased $191, or 18 percent, and underlying sales increased 15 percent, reflecting strength in aerospace & defense and semiconductor. Earnings for Software & Systems were $762, an increase of $109, or 17 percent, and margin increased 1.4 percentage points, reflecting leverage on higher sales, savings from cost reduction actions and lower intangibles amortization, partially offset by the negative impact related to the timing of software renewals. Adjusted EBITA margin was 30.8 percent, a decrease of 0.9 percentage points, which included a negative impact relating to the timing of software renewals of approximately 2 percentage points.

INTELLIGENT DEVICES

	2025	2026	Change	FX	Acq/Div	U/L

Sales:
Sensors	$2,986	3,111	4%	(2)%	—%	2%
Final Control	4,315	4,469	4%	(2)%	—%	2%
Total	$7,301	7,580	4%	(2)%	—%	2%

Earnings:
Sensors	$795	845	6%
Final Control	1,012	1,033	2%
Total	$1,807	1,878	4%
Margin	24.8%	24.8%	- pts

Amortization of intangibles:
Sensors	$33	34
Final Control	85	81
Total	$118	115

Restructuring and related costs:
Sensors	$5	23
Final Control	18	76
Total	$23	99

Adjusted EBITA	$1,948	2,092	7%
Adjusted EBITA Margin	26.7%	27.6%	0.9 pts

Intelligent Devices sales were $7,580 in the first nine months of 2026, an increase of $279, or 4 percent compared to the prior year. Underlying sales increased 2 percent on 3 percent higher price partially offset by 1 percent lower volume, including a 0.5 percent negative impact related to the conflict in the Middle East. Underlying sales increased 5 percent in the Americas, decreased 1 percent in Europe, and decreased 2 percent in Asia, Middle East & Africa (China down 10 percent). Sensors sales increased $125, or 4 percent, and underlying sales increased 2 percent, reflecting solid growth in the Americas, with strength in power and LNG. Final Control sales increased $154, or 4 percent, and underlying sales increased 2 percent, reflecting solid growth in the Americas, with strength in power. Earnings for Intelligent Devices increased $71, up 4 percent, while margin was flat, reflecting favorable price less net material inflation and savings from cost reduction actions, offset by increased restructuring costs and unfavorable mix. Adjusted EBITA margin increased 0.9 percentage points.

SAFETY & PRODUCTIVITY

	2025	2026	Change	FX	Acq/Div	U/L

Sales	$1,548	1,601	3%	(1)%	—%	2%

Earnings	$305	298	(2)%
Margin	19.7%	18.6%	(1.1) pts

Amortization of intangibles	$20	21

Restructuring and related costs	$3	21

Adjusted EBITA	$328	340	4%
Adjusted EBITA Margin	21.2%	21.3%	0.1 pts

Safety & Productivity sales were $1,601 in the first nine months of 2026, an increase of $53, or 3 percent compared to the prior year. Underlying sales were up 2 percent on 5 percent higher price offset by 3 percent lower volume. Underlying sales increased 4 percent in the Americas, Europe decreased 5 percent and Asia, Middle East & Africa decreased 1 percent. Earnings for Safety & Productivity decreased $7, or 2 percent, while margin decreased 1.1 percentage points, reflecting increased restructuring costs and deleverage on lower volume, offset by favorable price less net material inflation and savings from cost reduction actions. Adjusted EBITA margin increased 0.1 percentage points.

FINANCIAL CONDITION
Key elements of the Company's financial condition as of and for the nine months ended June 30, 2026 as compared to the year ended September 30, 2025 and the nine months ended June 30, 2025 follow.

	June 30, 2025		Sept 30, 2025		June 30, 2026
Operating working capital	$2,074		$2,039		$2,290
Current ratio	0.8		0.9		0.9
Total debt-to-total capital	41.7%		39.3%		39.2%
Net debt-to-net capital	37.7%		36.2%		34.9%
Interest coverage ratio	9.6	X	8.6	X	8.2	X
Operating working capital increased $251 compared to September 30, 2025, primarily reflecting an increase in inventory. The current ratio remained flat compared to September 30, 2025. The interest coverage ratio (earnings before income taxes plus interest expense, divided by interest expense) of 8.2X for the 12 months ended June 30, 2026 compares to 9.6X for the 12 months ended June 30, 2025. The decrease reflects higher interest expense compared to the prior year.
Operating cash flow from continuing operations for the first nine months of fiscal 2026 was $2,902, an increase of $238 compared with $2,664 in the prior year, reflecting higher earnings, partially offset by an increase in operating working capital. Free cash flow of $2,618 in the first nine months of fiscal 2026 (operating cash flow of $2,902 less capital expenditures of $284) increased $217 compared to free cash flow of $2,401 in 2025 (operating cash flow of $2,664 less capital expenditures of $263), reflecting the increase in operating cash flow. Cash used in investing activities was $322. Cash used in financing activities was $1,920, reflecting share repurchases of $898 and dividends of $935. During the first quarter, the Company repaid €500 of 1.25% euro notes that matured in October 2025.
Total cash provided by operating activities was $2,902, an increase of $814 compared with $2,088 in the prior year. The increase reflects $585 of income taxes paid in the second quarter of fiscal 2025 related to the sale of the Company's 40 percent non-controlling common equity interest in Copeland and higher operating cash flow from continuing operations.
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

FISCAL 2026 OUTLOOK
For fiscal year 2026, consolidated net sales are expected to be up approximately 5 percent, with underlying sales up approximately 3.5 percent, excluding a 1.5 percent favorable impact from foreign currency translation. Earnings per share are expected to be approximately $4.89, while adjusted earnings per share are expected to be approximately $6.55 (see the following reconciliation).

Outlook for Fiscal 2026 Earnings Per Share	2026

Diluted earnings per share	~ $4.89

Amortization of intangibles	~ 1.39
Restructuring and related costs	~ 0.24
Acquisition/divestiture fees and related costs	~ 0.09
Discrete taxes	~ 0.05
IEEPA tariff refunds	~ (0.11)

Adjusted diluted earnings per share	~ $6.55
Operating cash flow is expected to be approximately $4.1 billion and free cash flow, which excludes projected capital spending of approximately $0.45 billion, is expected to be approximately $3.6 billion. The fiscal 2026 outlook assumes returning approximately $2.2 billion to shareholders through approximately $1.0 billion of share repurchases and approximately $1.2 billion of dividend payments.
Statements in this report that are not strictly historical may be “forward-looking” statements, which represent management’s expectations, based on currently available information. Actual results, performance or achievements could differ materially from those expressed in any forward-looking statement. Any forward-looking statements in this report speak only as of the date of this report. Emerson undertakes no obligation to update any such statements to reflect new information or later developments. Examples of risks and uncertainties that may cause our actual results or performance to be materially different from those expressed or implied by forward-looking statements include the scope, duration and ultimate impacts of the Russia-Ukraine, Middle East and other global conflicts, as well as economic and currency conditions, market demand, pricing, protection of intellectual property, cybersecurity, tariffs, competitive and technological factors, inflation, among others, which are set forth in the “Risk Factors” of Part I, Item 1A, and the "Safe Harbor Statement" of Part II, Item 7, to the Company's Annual Report on Form 10-K for the year ended September 30, 2025, and in subsequent reports filed with the SEC, which are hereby incorporated by reference. The outlook contained herein represents the Company's expectation for its consolidated results, other than as noted herein.
Item 3. Quantitative and Qualitative Disclosures About Market Risks
There has been no significant change in our exposure to market risk during the three and nine months ended June 30, 2026. For a discussion of our exposure to market risk, refer to Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased (000s)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (000s)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (000s)
April 2026	315	$140.64	315	65,380
May 2026	1,094	$135.65	1,094	64,286
June 2026	1,134	$142.24	1,134	63,152
Total	2,543	$139.21	2,543	63,152

In November 2025, the Board of Directors authorized the purchase of up to 50 million shares. This is in addition to the authorization approved by the Board in March 2020 for the purchase of up to 60 million shares. Approximately 63.2 million shares remain available at June 30, 2026.

Item 5. Other Information
During the three-month period ended June 30, 2026, none of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

(a) Exhibits (Listed by numbers corresponding to the Exhibit Table of Item 601 in Regulation S-K).

31	Certifications pursuant to Exchange Act Rule 13a-14(a).

32	Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

101.INS	Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the three and nine months ended June 30, 2026 and 2025, (ii) Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2026 and 2025, (iii) Consolidated Balance Sheets as of September 30, 2025 and June 30, 2026, (iv) Consolidated Statements of Equity for the three and nine months ended June 30, 2026 and 2025, (v) Consolidated Statements of Cash Flows for the nine months ended June 30, 2026 and 2025, and (vi) Notes to Consolidated Financial Statements for the three and nine months ended June 30, 2026 and 2025.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EMERSON ELECTRIC CO.

By	/s/ M. J. Baughman
M. J. Baughman
Executive Vice President, Chief Financial Officer
and Chief Accounting Officer
(on behalf of the registrant and as Chief Financial Officer)
August 4, 2026