Form 10-K
period 2026-09-30
EMERSON ELECTRIC CO
filed 2026-11-09
CIK 32604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended September 30, 2026

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of the voting stock held by nonaffiliates of the registrant as of close of business on
March 31, 2026: $73.2 billion.

Common stock outstanding at October 31, 2026: 548.6 million shares.

Documents Incorporated by Reference

1.    Portions of Emerson Electric Co. Notice of 2027 Annual Meeting of Shareholders and Proxy Statement incorporated by reference into Part III hereof.

PART I

ITEM 1 - BUSINESS

Emerson Electric Co. ("Emerson", "we", "us", "our" or the "Company”) is a global automation company that provides innovative solutions for customers in a wide range of end markets around the world. Through its leading automation portfolio, Emerson helps process, hybrid and discrete manufacturers optimize operations, protect personnel, reduce emissions and achieve their sustainability goals. Sales by geographic destination in 2026 were: the Americas, 52 percent; Asia, Middle East & Africa, 30 percent (China, 9 percent); and Europe, 18 percent.

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

Portfolio management is an integral component of Emerson's growth and value creation strategy. The Company's comprehensive automation portfolio includes intelligent devices, control systems and design and optimization software solutions to support a diverse set of industries and infrastructure, including process industries (such as power, chemical, and energy), hybrid industries (life sciences, metals & mining, food & beverage, pulp & paper, and others), discrete industries (including semiconductor, aerospace & defense, automotive, medical, and packaging) and more.

Over the past several years, the Company has taken significant actions to accelerate the transformation of its portfolio. These actions were undertaken to create a cohesive, higher growth, higher margin industrial technology portfolio, and the Company is now a global automation leader serving a diversified set of end markets. The Company’s recent portfolio actions include the following transactions (note that all dollars in Item 1 are in millions, except where noted):

•On March 12, 2025, Emerson completed its purchase of the remaining outstanding shares of common stock of AspenTech not already owned by the Company for approximately $7.2 billion. As a result of the transaction, AspenTech became a wholly owned subsidiary of the Company and its results are reported within the Control Systems & Software segment.

•On October 11, 2023, the Company completed the acquisition of National Instruments Corporation ("NI") at an equity value of $8.2 billion. NI provides software-connected automated test and measurement systems that enable enterprises to bring products to market faster and at a lower cost. NI is now referred to as Test & Measurement and reported as a segment in the Software & Systems business group.

•On May 31, 2023, the Company completed the sale of a majority stake in its Climate Technologies business to private equity funds managed by Blackstone. As part of this transaction, Emerson retained a 40 percent non-controlling common equity interest in a new standalone joint venture between Emerson and Blackstone named Copeland. Subsequently, in August of 2024, the Company sold its 40 percent non-controlling common equity interest in Copeland to private equity funds managed by Blackstone for $1.5 billion and its note receivable to Copeland for $1.9 billion.

Further information regarding acquisition and divestiture activity is set forth in Notes 4 and 5.

Effective in fiscal 2026, Emerson revised its management organization and updated its reportable segments. Emerson now reports results for five segments and three business groups, which are described in further detail below. Prior year amounts have been reclassified to conform to the current year presentation.

All Note references in this document refer to Notes to Consolidated Financial Statements set forth in Item 8 of this Annual Report on Form 10-K, which notes are hereby incorporated by reference. See also Item 1A - “Risk Factors” and Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

SOFTWARE & SYSTEMS

Control Systems & Software
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

Test & Measurement
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

INTELLIGENT DEVICES

Sensors
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

Final Control
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

SAFETY & PRODUCTIVITY

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

RESEARCH & DEVELOPMENT

Investing in innovation to accelerate organic growth is a critical component of Emerson's value creation strategy. The Company is focused on key growth initiatives across its software, control and intelligent devices portfolio. These initiatives include disruptive measurement technologies, software-defined automation systems, self-optimizing asset software and sustainability solutions. Total spending for R&D, engineering expense and customer-funded engineering and development was 8.3 percent of sales in 2026, compared to 8.1 percent of sales in 2025 and in 2024.

DISTRIBUTION

The principal worldwide distribution channel for a majority of the Company's product offerings is through a direct sales force, while a network of independent sales representatives and independent distributors purchasing products for resale are also utilized.

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

BACKLOG

The Company’s estimated consolidated order backlog was $9.6 billion and $8.6 billion at September 30, 2026 and 2025. Approximately 70 percent of the Company’s consolidated backlog is expected to be recognized as revenue over the next 12 months, with the remainder substantially over the subsequent two years thereafter. Backlog by business group at September 30, 2026 and 2025 follows (dollars in millions):

	2025	2026
Software & Systems	$4,197	4,899
Intelligent Devices	4,258	4,494
Safety & Productivity	174	200
Total Backlog	$8,629	9,593

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

To assess and improve employee retention and engagement, Emerson implemented a globally consistent, digital continuous listening strategy in 2023 through which all employees across the Company are surveyed annually and their feedback is used to drive actions that address areas of employee interest and concern. In 2026, 93 percent of employees participated (up from 91 percent in 2025) and Emerson's overall engagement score increased to 80 percent (up from 79 percent in 2025).

Employee health and safety in the workplace is also one of the Company’s core values. The Emerson Safety Council is led by our Chief Sustainability Officer and oversees our safety efforts, supported by health and safety leaders and committees that operate in our businesses and at local sites. Hazardous risks are actively identified in the workplace and management tracks both safety-related incidents and corrective actions. Driving safety culture and accountability to improve workplace safety remains a high priority across the Company. In 2026, the Company's total recordable rate of injuries was 0.22, and its lost or restricted workday case rate was 0.15 (both measured as the number of incidents per 100 employees).

We have identified other human capital priorities, including, among other things, providing competitive wages and benefits and promoting an inclusive culture.

Employee levels are managed to align with the pace of business and management believes it has sufficient human capital to operate its business successfully. The Company and its subsidiaries had approximately 70,000 employees at September 30, 2026. Management believes that the Company's employee relations are favorable.

A small portion of the Company’s U.S. employees are unionized, while outside the U.S., we have employees in certain countries, particularly in Europe, that are represented by an employee representative organization, such as a union, works council or employee association.

ENVIRONMENTAL SUSTAINABILITY

Emerson’s global purpose is to drive innovation that makes the world healthier, safer, smarter and more sustainable. Our environmental sustainability strategy is focused on driving progress within our operations and helping our customers achieve their environmental sustainability objectives. The Technology and Environmental Sustainability Board committee is tasked with overseeing strategy related to technology and R&D, the Company's product cybersecurity practices and Emerson's environmental sustainability goals and programs. Emerson’s environmental sustainability initiatives and strategy are discussed further in our 2025 Sustainability Report, which can be found on our website at https://ir.emerson.com; this report is not incorporated by reference and should not be considered part of this Form 10-K.

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

ITEM 1A - RISK FACTORS

Investing in our securities involves risks. You should carefully consider, among other matters, the factors set forth below and the other information in this report. The Company’s risk factors set forth below are not the only risks facing the Company. Additional risks and uncertainties not currently known to management or that management currently deems immaterial also may materially, adversely affect the Company’s business, financial condition or operating results. We may amend or supplement the risk factors set forth below from time to time by other reports we file with the SEC. These disclosures reflect the Company's beliefs and opinions as to factors that could materially and adversely affect the Company and its securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future.

Business and Operational Risks

We Operate in Businesses That Are Subject to Competitive Pressures That Could Affect Prices or Demand for Our Products

Our businesses operate in markets that are highly competitive and potentially volatile, and we compete on the basis of product performance, quality, service and/or price across the industries and markets served. Our businesses are largely dependent on the current and future business environment, including capital and consumer spending. A significant element of our competitive strategy is to deliver solutions to our customers through our software offerings and by manufacturing high-quality products at the best relevant global cost. Various companies compete with us in one or more product lines (including software) and the number of competitors varies by product line. Some of our competitors have substantially greater sales, assets and financial resources than our Company and we also compete with many smaller companies. Competitive pressures could adversely affect prices or customer demand for our products, impacting our sales or profit margins, and/or resulting in a loss of market share. In addition, certain of our businesses rely, in part, on independent sales representatives and distributors. Any disruption or adverse change in our relationships with these independent sales representatives could weaken our competitive position and adversely affect our results of operations, cash flows and financial condition. A disruption or adverse change could result from the sale or financial instability of an independent sales representative or distributor, changes to our relationship including favoring competing products for any reason, or other events.

Our Operating Results Depend in Part on Continued Successful Research, Development and Marketing of New and/or Improved Products and Services, and There Can Be No Assurance That We Will Continue to Successfully Introduce New Products and Services

The success of new and improved products and services depends on their initial and continued acceptance by our customers. Our businesses are affected by varying degrees of technological change, such as, among others, artificial intelligence and machine learning, and corresponding shifts in customer demand, which result in unpredictable product transitions, shortened life cycles and increased importance of being first to market with new products and services. We may experience difficulties or delays in the research, development, production and/or marketing of new products and services which may negatively impact our operating results and prevent us from recouping or realizing a return on the investments required to continue to bring new products and services to market.

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

We Engage in Acquisitions and Divestitures, Which Are Subject to Domestic and Foreign Regulatory Requirements, and May Encounter Difficulties in Integrating and Separating These Businesses and Therefore We May Not Realize the Anticipated Benefits

We regularly seek growth through strategic acquisitions as well as evaluate our portfolio for potential divestitures. These activities require favorable environments to execute these transactions, and we may encounter difficulties in obtaining the necessary regulatory approvals in both domestic and foreign jurisdictions. In 2026 and in past years, we have made various acquisitions and divestitures, including our purchase of the remaining outstanding shares of common stock of AspenTech not already owned by the Company, our acquisition of National Instruments, and our divestiture of the Climate Technologies business (renamed as Copeland), and may continue to do so in the future. As a result of these transactions, the Company has a narrower business which is focused on higher growth markets including software, innovation and disruptive technologies, and may encounter more volatility and be more vulnerable to changing market conditions. The success of these transactions will depend on our ability to achieve higher rates of growth, integrate assets and personnel acquired in these transactions and to cooperate with our strategic partners. We may encounter difficulties in integrating acquisitions with our operations as well as separating divested businesses, and in managing strategic investments. Furthermore, we may not realize the degree, or timing, of anticipated benefits including, among others, increasing rates of profitability and growth. Any of the foregoing could adversely affect our business and results of operations.

We Use a Variety of Raw Materials and Components in Our Businesses, and Significant Shortages or Price Increases Could Increase Our Operating Costs and Adversely Impact the Competitive Positions of Our Products

Our major requirements for raw materials include, among others, steel, cast iron, electronics, rare earth metals, aluminum, brass and, to a lesser extent, plastics and petroleum-based chemicals. The Company seeks multiple sources of supply for each of its major requirements in order to avoid significant dependence on any one or a few suppliers. However, the supply of materials or other items could be disrupted by natural disasters, a health epidemic or pandemic, or other events. Significant shortages or price increases could impact the prices our affected businesses charge, their operating costs and the competitive position of their products and services, which could adversely affect our results of operations. While we monitor market prices of the commodities we require and attempt to mitigate price exposure through hedging activities, this risk could adversely affect our operating results.

Our Operations Depend on Production Facilities Throughout the World, a Majority of Which Are Located Outside the United States and Subject to Increased Risks of Disrupted Production, Causing Delays in Shipments and Loss of Customers and Revenue

We manage businesses with manufacturing facilities worldwide, a majority of which are located outside the United States, and also source certain materials globally. Emerging market sales represent over one-third of total sales and serving a global customer base requires that we place more materials sourcing and production in emerging markets to capitalize on market opportunities and maintain a best-cost position. Our and our suppliers’ non-U.S. production facilities and operations have been and could be further disrupted by weather and natural disaster (including the potential effects of climate change), labor strife, war (including the Russia-Ukraine, Middle East and other global conflicts), political unrest, terrorist activity or public health concerns such as an epidemic or pandemic, particularly in emerging countries that are not well-equipped to handle such occurrences.

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

Access to Funding Through the Capital Markets is Essential to the Execution of Our Business Plan, and if We Are Unable to Maintain Such Access We Could Experience a Material Adverse Effect on Our Business and Financial Results

Our ability to invest in our businesses, make strategic acquisitions, and refinance maturing debt obligations requires access to the capital markets and sufficient bank credit lines to support short-term borrowings. Volatility in the capital markets may increase costs associated with issuing commercial paper or other debt instruments, or affect the Company’s ability to access those markets. If we are unable to continue to access the capital markets, we could experience a material adverse effect on our business and financial results. Additionally, if our customers, suppliers or financial institutions are unable to access the capital markets to meet their commitments to the Company, our business could be adversely impacted.

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
Security and/or Data Privacy Breaches, or Disruptions of Our Information Technology Systems Could Adversely Affect Our Business

The Company relies on information technology networks and systems, including the internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, products, services and activities. These technology networks and systems may be susceptible to damage, disruptions or shutdowns due to failures during the process of upgrading or replacing software, databases or components; power outages; telecommunications or system failures; terrorist attacks; natural disasters; employee error or malfeasance; server or cloud provider breaches; and computer viruses or rapidly evolving cyberattacks. Cybersecurity threats and incidents can range from uncoordinated individual attempts to gain unauthorized access to information technology networks and systems to more sophisticated and targeted measures, known as advanced persistent threats, including those using artificial intelligence, directed at the Company, its products, its customers and/or its third-party service providers. Advanced artificial intelligence tools and frontier models may enable bad actors to automate vulnerability discovery, identify and exploit weaknesses before they are detected by the Company, accelerate attacks, and develop new, more evasive malware. Despite the implementation of cybersecurity measures (including access controls, data encryption, vulnerability assessments, continuous monitoring, artificial intelligence tools and models, and maintenance of backup and protective systems), the Company’s information technology systems may still be vulnerable to cybersecurity threats and other electronic security breaches. It is possible for such vulnerabilities to remain undetected for an extended period. In addition, it is possible a security breach could result in theft of trade secrets or other intellectual property or disclosure of confidential customer, supplier or employee information. We anticipate that the risk of cybersecurity attacks will increase as artificial intelligence capabilities improve and are increasingly used to identify vulnerabilities and construct increasingly sophisticated cybersecurity attacks, with the possibility of additional vulnerabilities being introduced through our own use of artificial intelligence and its use by our stakeholders, including vendors and customers, among others. Should the Company be unable to prevent security breaches or other damage to our information technology systems, disruptions could have an adverse effect on our operations, as well as expose the Company to litigation, liability or penalties under privacy laws, increased cybersecurity protection costs, reputational damage and product failure. In addition, we must comply with increasingly complex and rigorous regulatory standards enacted to protect business and personal data in the U.S. and elsewhere. Compliance with privacy and localization laws and regulations increases operational complexity. Failure to comply with these regulatory standards could subject us to fines and penalties, as well as legal and reputational risks, including proceedings against the Company by governmental entities or others.

Our Products and Services are Highly Sophisticated and Specialized, and a Major Product Failure or Similar Event Caused by Defects, Cybersecurity Incidents or Other Failures Could Adversely Affect Our Business, Reputation, Financial Position and Results of Operations

We produce highly sophisticated products and provide specialized services that incorporate or use complex or leading-edge technology, including both hardware and software. Many of our products and services, including measurement and analytical instrumentation, industrial valves and equipment, and process control systems, are integrated and used in complex process, hybrid and discrete manufacturing environments. As a result, the impact of a catastrophic product failure or similar event could be significant. While we have built operational processes to ensure that our product design, manufacture, performance and servicing meet rigorous quality standards, there can be no assurance that we or our customers or other third parties will not experience operational process or product failures and other problems, including through manufacturing or design defects, process or other failures of contractors or third-party suppliers, cybersecurity incidents or other intentional acts, that could result in potential product, safety, regulatory or environmental risks. Cybersecurity incidents aimed at our software offerings and the software embedded in our products could lead to third-party claims resulting from damages caused by our product failures, and this risk is enhanced by the increasingly connected nature of our products. The potential consequences of a material cybersecurity incident include financial loss, reputational damage, litigation with third parties, diminution in the value of our investment in research, development and engineering, and increased cybersecurity protection and remediation costs due to the increasing sophistication and proliferation of threats, which in turn could adversely affect our competitiveness and results of operations.

We Use Artificial Intelligence in Our Businesses and in Our Products and Services, and Challenges With Managing its Use Could Result in Reputational Harm, Competitive Harm, and Legal Liability, and Adversely Affect Our Results of Operations

Our businesses increasingly rely on artificial intelligence solutions, including machine learning and autonomous agents, to optimize our operations, improve customer experiences, and enhance our products and services. While the use of artificial intelligence presents significant opportunities, it also introduces a range of evolving risks that could result in reputational harm, competitive harm, and legal liability, and adversely affect our results of operations.

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

The recent changes in U.S. trade policy involving the application or increase of tariffs (including the U.S. Supreme Court ruling in February 2026 that the International Emergency Economic Powers Act does not authorize the imposition of tariffs) and the subsequent retaliatory measures against the U.S. have created a dynamic environment that may have a material adverse impact on our business. While we have deployed strategies to mitigate the impact of these dynamic trade policies, there is no assurance that we will be able to mitigate the full impact of all such tariffs, retaliatory tariffs or other trade policies that have or may develop in this rapidly changing environment. Increasing trade tensions and changes in trade policies have the potential to adversely impact our costs, the demand for our products, our supply chain and the global economy, which may have an adverse impact on our business, including operating and financial results and conditions.

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

We Are Subject to Litigation and Environmental Regulations That Could Adversely Impact Our Operating Results

We are, and may in the future be, a party to a number of legal proceedings and claims, including those involving intellectual property, commercial transactions, government contracts, the integration of emerging technologies (for example, artificial intelligence and machine learning, among others), M&A, employment, employee benefit plans, antitrust, anti-corruption, accounting, import and export, health and safety matters, product liability (including asbestos) and environmental matters, several of which claim, or may in the future claim, significant damages. Given the inherent uncertainty of litigation, we can offer no assurance that existing litigation or a future adverse development will not have a material adverse impact. We also are subject to various laws and regulations relating to environmental protection and the discharge of materials into the environment, and we could incur substantial costs as a result of the noncompliance with or liability for cleanup or other costs or damages under environmental laws. In addition, public awareness and concern regarding global climate change may result in more international, federal, and/or state or other stakeholder requirements or expectations that could result in more restrictive or expansive standards, such as stricter limits on greenhouse gas emissions or more prescriptive reporting of environmental, social, and governance metrics. There continues to be a lack of consistent climate change legislation and standards, which creates economic and regulatory uncertainty. While the Company has adopted certain voluntary goals or targets, environmental laws, regulations or standards may be changed, accelerated or adopted and impose significant operational restrictions and compliance requirements upon the Company, its products or customers, which could negatively impact the Company’s business, capital expenditures, results of operations, financial condition and competitive position.

Interest and Expectations with Respect to Sustainability Matters by Our Various Stakeholders Could Adversely Affect Our Business and Operating Results

In response to customer, investor, employee, governmental, and other stakeholder interest in our sustainability practices, we have increased reporting of our sustainability programs and performance and have established and announced our aspirational purpose, causes, values, and related commitments, goals or targets, including those regarding greenhouse gas emissions and our net zero ambition. Our ability to achieve such goals and aspirations is subject to numerous risks and uncertainties, many of which rely on the collective efforts of others or may be outside of our control. Such risks include, among others, the availability and adoption of new or additional technologies that reduce carbon or eliminate energy sources on a commercially reasonable basis, competing and evolving economic, policy and regulatory factors, the ability of suppliers and others to meet our sustainability and other goals, the availability of qualified candidates in our labor markets and our ability to recruit and retain diverse talent, and customer engagement in our goals. There may be times where actual outcomes vary from those aimed for or expected and sometimes challenges may delay or block progress. As a result, we cannot offer assurances that the results reflected or implied by any such statements will be realized or achieved. Moreover, standards and expectations for sustainability matters continue to evolve and may be subject to varying interpretations, which may result in significant revisions to our goals or progress. In addition, certain of our product offerings may become less attractive as standards evolve. A failure or perceived failure to meet our aspirational purpose, causes, values, and related commitments, goals or targets within the timelines we announce, or at all, or a failure or perceived failure to meet evolving stakeholders expectations and standards, could damage our reputation, adversely affect employee retention or engagement or support from our various stakeholders and could subject us to government enforcement actions or penalties and private litigation. Such outcomes could negatively impact the Company’s business, capital expenditures, results of operations, financial condition and competitive position.

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 1C - CYBERSECURITY

Emerson has a cybersecurity risk management program that is designed to assess, identify, manage, and govern material risks from cybersecurity threats. Emerson maintains oversight of its cybersecurity risk management program through a governance structure that includes senior management, the Audit Committee and the Board of Directors (the “Board”). Emerson’s cybersecurity risk management program leverages multiple layers of security controls across the Company’s systems designed to establish mitigation plans and regularly monitor risks. Emerson maintains cybersecurity policies and standards aligned with industry standard control frameworks and applicable regulations, laws and standards, and a global incident response plan.

Emerson’s Board directly, or through its appropriate committees, provides oversight of management’s efforts to mitigate cybersecurity risk and response to cyber incidents. The Board and/or its appropriate committees receive regular updates on cybersecurity from management and engage in discussions throughout the year, including with subject-matter experts as appropriate, on the function of the Company’s overall cybersecurity program, cybersecurity risks, strategies for addressing these risks and the implementation thereof. The Audit Committee has oversight responsibility for the Company’s enterprise cybersecurity risks, while the Technology and Environmental Sustainability Committee oversees cybersecurity risks related to the Company's products. The Board also receives reports on cyber events, as appropriate, including response efforts, legal obligations and outreach and notification to regulators and/or customers when needed, as well as provides guidance to management as appropriate.

Emerson’s Chief Information Security Officer, who has over twenty-five years’ experience in information technology within the engineering and technology industries and since 2007 has been dedicated to cybersecurity, oversees the Company’s enterprise cybersecurity risk management program. The Chief Information Security Officer leads the global enterprise security team responsible for leading enterprise-wide information security strategy, architecture, processes, as well as assessing, identifying, and managing cybersecurity risks, which is an integrated aspect of our overall enterprise risk management program. The Chief Information Security Officer provides regular updates to senior management on key security performance indicators of our enterprise cybersecurity program. The Chief Information Security Officer also provides quarterly briefings on cybersecurity to the Audit Committee.

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

Emerson engages independent third-party cybersecurity experts to evaluate our cybersecurity maturity and test effectiveness of overall cybersecurity controls. To test and reinforce Emerson’s internal cybersecurity processes, the Company utilizes an accredited and independent third party to audit and certify key elements of our primary data centers, cloud environments and our enterprise IT organization. The audits are conducted according to International Organization for Standardization (ISO) 27001 Framework, although this is not meant to imply that we meet all technical standards, specifications or requirements under ISO 27001. In addition to performing periodic, internal security reviews, the Company also conducts cybersecurity tabletop exercises led by third party cybersecurity consulting firms from time to time, with the last such engagement occurring in 2025.

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

ITEM 2 - PROPERTIES

At September 30, 2026, the Company had approximately 115 manufacturing locations worldwide, of which approximately 30 were located in the United States and 85 were located outside the United States, primarily in Europe and Asia, and to a lesser extent in Canada and Latin America. Manufacturing locations by business are: Software & Systems, 10, including 2 in the Test & Measurement segment with the remaining in the Control Systems & Software segment; Intelligent Devices, 80, including 25 in the Sensors segment and 55 in the Final Control segment; Safety & Productivity, 20. Additionally, there are 5 locations that support multiple segments. The majority of the locations are owned, with the remainder occupied under lease. The Company considers its facilities suitable and adequate for the purposes for which they are used. The Company also maintains a smaller number of administrative, sales, research and development, and distribution facilities.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS
The following sets forth certain information as of November 9, 2026, with respect to the Company's executive officers. These officers have been elected or appointed to terms which expire February 2, 2027:

Name	Position	Age	Year First Appointed an Executive Officer

Lal Karsanbhai	President and Chief Executive Officer	57	2018

Ram Krishnan	Executive Vice President and Chief Operating Officer	55	2021

Michael Baughman	Executive Vice President, Chief Financial Officer and Chief Accounting Officer	61	2018

Michael Train	Senior Vice President and Chief Sustainability Officer	64	2016

Lisa Flavin	Senior Vice President, Chief Transformation and Chief Compliance Officer	61	2021

Peter Zornio	Senior Vice President and Chief Technology Officer	63	2022

Vidya Ramnath	Senior Vice President and Chief Marketing Officer	59	2023

Nick Piazza	Senior Vice President and Chief People Officer	47	2023

Michael Tang	Senior Vice President, Secretary and Chief Legal Officer	52	2024

Rudy Sengupta	Senior Vice President, Chief Technology and AI Officer	43	2026

Sabyasachi Mitra	Group President, Systems & Software	62	2026

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

Peter Zornio was appointed Senior Vice President and Chief Technology Officer in December 2022. Prior to his current position, Mr. Zornio was the Chief Technology Officer for the Automation Solutions Group from June 2017 to December 2022 and Chief Strategy Officer for Automation Solutions – Systems and Solutions from June 2006 to June 2017. Mr. Zornio will retire from Emerson on December 31, 2026, after two decades with the Company.

Vidya Ramnath was appointed Senior Vice President and Chief Marketing Officer in June 2023. Prior to her current position, Ms. Ramnath was President of Middle East & Africa from 2019 through June 2023 and Vice President of Asia Pacific for Measurement & Analytical from 2017 through 2019.

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

Rudy Sengupta was appointed Senior Vice President, Chief Technology and AI Officer in August 2026. Prior to his current position, Mr. Sengupta was Vice President and General Manager of Test and Analytics Software for Emerson's Test & Measurement business from February 2023 through July 2026, Chief of Staff to the CEO of National Instruments from October 2022 through January 2023, Vice President Product Management & Software Strategy of National Instruments from January 2022 through September 2022, and Vice President of Software Product Management from March 2020 through December 2021.

Sabyasachi Mitra has held the position of Group President, Systems & Software, since January 2021. Prior to his current position, Mr. Mitra was Group President Global Sales from May 2016 through December 2020, President of Emerson Process Management Asia Pacific from October 2008 through April 2016, President Emerson Process Management Middle East & Africa from August 2006 through September 2008, Vice President of Rosemount Measurement Devices Asia Pacific from October 2003 through July 2006, and Vice President Flow Sales Asia Pacific from October 2001 through September 2003.

INFORMATION ABOUT OUR DIRECTORS
The following sets forth certain information about the Company's Board of Directors as of November 9, 2026.

Name	Current or Former Position	Company

James Turley	Chair of the Emerson Board, and Retired Chairman and CEO	Ernst & Young

Mark Blinn	Former CEO, President and Director	Flowserve Corporation

Joshua Bolten	CEO	Business Roundtable

Calvin Butler	President and CEO	Exelon

Martin Craighead	Former Chairman, President and CEO	Baker Hughes

Gloria Flach	Retired Corporate Vice President and Chief Operating Officer	Northrop Grumman

Lal Karsanbhai	President and CEO	Emerson

Lori Lee	Global Marketing Officer and Senior Executive Vice President of International	AT&T Inc.

Matthew Levatich	Retired President and CEO	Harley-Davidson, Inc.

James McKelvey	Co-Founder, Block (formerly Square), Founder, Invisibly, Inc., and General Partner, Fintop Capital	Fintop Capital

Jennifer Newstead	Senior Vice President, General Counsel and Government Affairs	Apple Inc.

PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Information regarding the market for the Company's common stock and dividend payments is set forth in Note 22 and is hereby incorporated by reference. There were approximately 13,000 stockholders of record at September 30, 2026.

Period	Total Number of Shares Purchased (000s)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (000s)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (000s)
July 2026	541	$138.63	541	62,611
August 2026	—	—	—	62,611
September 2026	181	149.40	181	62,430
Total	722	$141.33	722	62,430
In November 2025, the Board of Directors authorized the purchase of up to 50 million shares. This is in addition to the authorization approved by the Board in March 2020 for the purchase of up to 60 million shares. Approximately 62.4 million shares remain available at September 30, 2026.
Shareholder Return Performance Graph
The following graph compares the total return on a cumulative basis through September 30, 2026, assuming reinvestment of dividends, of $100 invested in Company common stock as of market close on September 30, 2021 to the S&P 500 Index and the S&P 500 Capital Goods Index. This graph is not deemed to be “filed” with the U.S. Securities and Exchange Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934 (the Exchange Act), and should not be deemed to be incorporated by reference into any of our prior or subsequent filings under the Securities Act of 1933 or the Exchange Act.

	2021	2022	2023	2024	2025	2026	CAGR

Emerson	100	80	107	124	151	182	12.7%

S&P 500	100	85	103	140	165	191	13.8%

S&P 500 Capital Goods	100	85	109	157	190	217	16.8%

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

Non-GAAP Financial Measures
To supplement the Company’s financial information presented in accordance with U.S. generally accepted accounting principles (U.S. GAAP), management periodically uses certain “non-GAAP financial measures,” as such term is defined in Regulation G under SEC rules, to clarify and enhance understanding of past performance and prospects for the future. Generally, a non-GAAP financial measure is a numerical measure of a company’s operating performance, financial position or cash flows that excludes or includes amounts that are included in or excluded from the most directly comparable measure calculated and presented in accordance with U.S. GAAP. For example, non-GAAP measures may exclude the impact of certain items such as acquisitions or divestitures, amortization of intangibles, restructuring and related costs, the mark-to-market adjustment on pension and other postretirement plans, discrete taxes, gains, losses and impairments, or items outside of management’s control, such as foreign currency exchange rate fluctuations. Management believes that the following non-GAAP financial measures provide investors and analysts useful insight into the Company’s financial position and operating performance. Any non-GAAP measure provided should be viewed in addition to, and not as an alternative to, the most directly comparable measure determined in accordance with U.S. GAAP, as identified in italics below. Further, the calculation of these non-GAAP financial measures may differ from the calculation of similarly titled financial measures presented by other companies and therefore may not be comparable among companies.
Underlying sales, which exclude the impact of significant acquisitions, divestitures and fluctuations in foreign currency exchange rates during the periods presented, are provided to facilitate relevant period-to-period comparisons of sales growth by excluding those items that impact overall comparability (U.S. GAAP measure: net sales).

Operating profit (defined as net sales less cost of sales and selling, general and administrative expenses) and operating profit margin (defined as operating profit divided by net sales) are indicative of short-term operational performance and ongoing profitability. Management closely monitors operating profit and operating profit margin of each business to evaluate past performance and actions required to improve profitability. EBIT (defined as earnings before deductions for interest expense, net, related party interest income, and income taxes) and total segment EBIT, and EBIT margin (defined as EBIT divided by net sales) and total segment EBIT margin, are financial measures that exclude the impact of financing on the capital structure and income taxes. Adjusted EBITA and adjusted segment EBITA (defined as earnings excluding interest expense, net, related party interest income, income taxes, intangibles amortization expense, restructuring and related costs, first year purchase accounting related items and transaction fees, the mark-to-market adjustment on pension and other postretirement plans, and certain gains, losses or impairments) and adjusted EBITA margin and adjusted segment EBITA margin (defined as adjusted EBITA divided by net sales) are measures used by management to evaluate the Company's operational performance, as they exclude the impact of acquisition-related investments and non-operational items. EBITDA (defined as EBIT excluding depreciation and amortization) and EBITDA margin (defined as EBITDA divided by net sales) are also used as measures of the Company's current operating performance, as they exclude the impact of capital and acquisition-related investments. Adjusted EBITDA (defined as EBITDA excluding restructuring and related costs, first year purchase accounting related items and transaction fees, and certain gains, losses or impairments) and adjusted EBITDA margin (defined as Adjusted EBITDA divided by net sales) are also used to exclude the impact of non-operational items. All of these are commonly used financial measures utilized by management to evaluate performance (U.S. GAAP measures: pretax earnings or pretax profit margin, segment earnings or segment margin).
Adjusted earnings and earnings per share, which exclude certain gains and losses, impairments, restructuring and related costs, impacts of acquisitions or divestitures, amortization of intangibles, the mark-to-market adjustment on pension and other postretirement plans, discrete taxes, or other items provide additional insight into the underlying, ongoing operating performance of the Company and facilitate period-to-period comparisons by excluding the earnings impact of these items. Management believes that presenting adjusted earnings and earnings per share excluding these items is more representative of the Company’s operational performance and may be more useful for investors (U.S. GAAP measures: earnings, earnings per share).

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

FINANCIAL REVIEW
Report of Management
The Company's management is responsible for the integrity and accuracy of the financial statements. Management believes that the financial statements for each of the years in the three-year period ended September 30, 2026 have been prepared in conformity with U.S. generally accepted accounting principles appropriate in the circumstances. In preparing the financial statements, management makes informed judgments and estimates where necessary to reflect the expected effects of events and transactions that have not been completed. The Company's disclosure controls and procedures ensure that material information required to be disclosed is recorded, processed, summarized and communicated to management and reported within the required time periods.
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
Management's Report on Internal Control Over Financial Reporting
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. With the participation of the Chief Executive Officer and the Chief Financial Officer, management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework and the criteria established in Internal Control - Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that internal control over financial reporting was effective as of September 30, 2026.
The Company's auditor, KPMG LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of the Company's internal control over financial reporting.

/s/ S. L. Karsanbhai	/s/ Michael J. Baughman
S. L. Karsanbhai	Michael J. Baughman
President	Executive Vice President
and Chief Executive Officer	and Chief Financial Officer

Results of Operations
Years ended September 30
(Dollars in Item 7 are in millions, except per share amounts or where noted)

	2024	2025	2026	25 vs. 24	26 vs. 25

Net sales	$17,492	18,016	18,982	3%	5%
Gross profit	8,885	9,519	10,128	7%	6%
Percent of sales	50.8%	52.8%	53.4%	2.0 pts	0.6 pts

SG&A	$5,142	5,103	5,296
Percent of sales	29.4%	28.3%	27.9%	(1.1) pts	(0.4) pts

Loss on Copeland note receivable	$279	—	—
Gain on subordinated interest	$(79)	—	—

Other deductions, net	$1,423	1,274	1,009
Amortization of intangibles	$1,077	884	816
Restructuring costs	$228	136	187

Interest expense, net	$175	237	334
Interest income from related party	$(86)	—	—

Earnings from continuing operations before income taxes	$2,031	2,905	3,489	43%	20%
Percent of sales	11.6%	16.1%	18.4%	4.5 pts	2.3 pts
Earnings from continuing operations common stockholders	$1,624	2,262	2,691	39%	19%
Percent of sales	9.3%	12.6%	14.2%	3.3 pts	1.6 pts
Net earnings common stockholders	$1,974	2,270	2,691	15%	19%
Percent of sales	11.3%	12.6%	14.2%	1.3 pts	1.6 pts

Diluted EPS – Earnings from continuing operations	$2.83	3.99	4.79	41%	20%
Diluted EPS – Net earnings	$3.44	4.00	4.79	16%	20%

Adjusted Diluted EPS – Earnings from continuing operations	$5.35	6.01	6.59	12%	10%

OVERVIEW

In fiscal 2026, net sales were $19.0 billion, up 5 percent compared with the prior year. Underlying sales, which exclude foreign currency translation, acquisitions and divestitures, were up 4 percent, despite a negative impact of approximately 1 percent related to the timing of software renewals and the conflict in the Middle East. Foreign currency had a 1 percent favorable impact.
Net earnings from continuing operations attributable to common stockholders were $2,691 in 2026, up 19 percent compared with prior year earnings of $2,262, and diluted earnings per share from continuing operations were $4.79, up 20 percent versus $3.99 in 2025. Adjusted diluted earnings per share from continuing operations were $6.59 compared with $6.01 in the prior year, up 10 percent. Overall, results reflected sales growth and strong operating performance.

The Company generated operating cash flow from continuing operations of $4.0 billion in 2026, an increase of $302, or 8 percent, reflecting higher earnings, partially offset by an increase in operating working capital.

In fiscal 2026, the Company elected to change its method of accounting for actuarial gains and losses associated with its defined benefit pension and other postretirement benefit plans. Under the new method, commonly referred to as mark-to-market accounting, actuarial gains and losses are recognized in earnings in the period in which they arise. Previously, Emerson had recognized actuarial gains and losses in accumulated other comprehensive income and amortized a portion of those amounts into net periodic benefit cost in subsequent periods. Prior period results have been recast to reflect the impact of this accounting change. The impact of the pension and OPEB mark-to-market adjustment is excluded from adjusted earnings per share. See further discussion herein and in Notes 1 and 14.

The table below presents the Company's diluted earnings per share from continuing operations on an adjusted basis to facilitate period-to-period comparisons and provide additional insight into the underlying, ongoing operating performance of the Company. Adjusted diluted earnings per share from continuing operations excludes intangibles amortization expense, restructuring and related costs, first year purchase accounting related items and transaction-related costs, the mark-to-market adjustment on pension and other postretirement plans, discrete taxes, and certain gains, losses or impairments.

	2024	2025	2026
Diluted earnings from continuing operations per share	$2.83	3.99	4.79

Amortization of intangibles	1.43	1.35	1.38
Restructuring and related costs	0.33	0.23	0.36
Acquisition/divestiture fees and related costs	0.26	0.33	0.14
Pension and OPEB mark-to-market adjustment	(0.15)	0.05	(0.01)
IEEPA tariff refunds net of charitable trust contribution	—	—	(0.12)
Discrete taxes	(0.10)	0.06	0.05
Amortization of acquisition-related inventory step-up	0.38	—	—
Loss on Copeland note receivable	0.38	—	—
Loss on divestiture of businesses	0.09	—	—
Gain on subordinated interest	(0.10)	—	—

Adjusted diluted earnings from continuing operations per share	$5.35	6.01	6.59
The table below summarizes the changes in adjusted diluted earnings per share from continuing operations. The items identified below are discussed throughout MD&A, see further discussion above and in the Business Segments and Financial Position sections below.

	2025	2026
Adjusted diluted earnings from continuing operations per share - prior year	$5.35	6.01

Operations	0.62	0.47
Noncontrolling interests	0.13	0.13
Corporate and other	0.06	(0.07)
Stock compensation	(0.02)	(0.01)
Foreign currency	(0.01)	0.09
Effective tax rate	—	0.04
Interest expense, net	(0.20)	(0.13)
Share count	0.08	0.06

Adjusted diluted earnings from continuing operations per share - current year	$6.01	6.59
NET SALES
Net sales for 2026 were $19.0 billion, an increase of $1.0 billion, or 5 percent compared with 2025. Software & Systems sales increased 8 percent, Intelligent Devices sales increased 4 percent, and Safety & Productivity sales increased 3 percent. Underlying sales were up 4 percent on 3 percent higher price and 1 percent higher volume. Volume was negatively impacted by approximately 1 percent related to the timing of software renewals and the conflict in the Middle East. Foreign currency had a 1 percent favorable impact. Underlying sales were up 9 percent in the U.S. and up 1 percent internationally.

Net sales for 2025 were $18.0 billion, an increase of $0.5 billion, or 3 percent compared with 2024. Software & Systems sales increased 5 percent and Intelligent Devices sales increased 3 percent, while Safety & Productivity sales decreased 2 percent. Underlying sales increased 3 percent on 2.5 percent higher price and 0.5 percent higher volume. Underlying sales were up 5 percent in the U.S. and up 1 percent internationally.
INTERNATIONAL SALES
Emerson is a global business with international destination sales representing 58 percent of total sales in 2026, including U.S. exports.
International destination sales, including U.S. exports, increased 3 percent, to $10.9 billion in 2026, reflecting the Company's overall increase in sales. U.S. exports of $1.4 billion were up 2 percent compared with 2025. Underlying international destination sales were up 1 percent. Underlying sales increased 3 percent in Asia, Middle East & Africa (China down 7 percent) and 2 percent in Canada, while Europe decreased 1 percent and Latin America decreased 6 percent. Origin sales by international subsidiaries, including shipments to the U.S., totaled $9.7 billion in 2026, up 3 percent compared with 2025.

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

ACQUISITIONS AND DIVESTITURES
Portfolio management is an integral component of Emerson's growth and value creation strategy. Over the past several years, the Company has taken significant actions to accelerate the transformation of its portfolio through the completion of strategic acquisitions and divestitures of non-core businesses. These actions were undertaken to create a cohesive, higher growth and higher margin industrial technology portfolio as a global automation leader serving a diversified set of end markets. The Company’s recent portfolio actions include the following transactions:

On March 12, 2025, Emerson completed its purchase of the remaining outstanding shares of common stock of AspenTech not already owned by the Company for approximately $7.2 billion. Emerson also incurred fees of $76 ($65 after-tax) and paid $76 to settle certain AspenTech share-based awards that were outstanding prior to the transaction closing. The purchase of the remaining outstanding shares and related costs are reported as an adjustment to Equity. Separately, AspenTech incurred $127 ($113 after-tax) of deal-related fees which are reported as acquisition/divestiture costs in Other deductions, net. AspenTech is now reported as a part of the Control Systems & Software segment in the Software & Systems business group, see Note 20.

On October 11, 2023, the Company completed the acquisition of National Instruments Corporation ("NI") at an equity value of $8.2 billion. NI provides software-connected automated test and measurement systems that enable enterprises to bring products to market faster and at a lower cost. NI is now referred to as Test & Measurement and reported as a segment in the Software & Systems business group.

On May 31, 2023, the Company completed the sale of a majority stake in its Climate Technologies business to private equity funds managed by Blackstone. As part of this transaction, Emerson retained a 40 percent non-controlling common equity interest in a new standalone joint venture between Emerson and Blackstone named Copeland. Subsequently, in August of 2024, the Company sold its 40 percent non-controlling common equity interest in Copeland to private equity funds managed by Blackstone for $1.5 billion and its note receivable to Copeland for $1.9 billion.

See Notes 4, 5 and 8 and Item 1A - "Risk Factors" for further information on acquisitions and divestitures.

COST OF SALES
In February 2026, the U.S. Supreme Court ruled that the International Emergency Economic Powers Act ("IEEPA") does not authorize the imposition of tariffs. Subsequently, on April 20, 2026, U.S. Customs and Border Protection launched an administrative portal through which eligible importers could submit claims for refunds. During fiscal

2026, the Company filed certain claims and received tariff refunds of $121 ($0.16 per share), and the benefit was recorded in Cost of sales.

Cost of sales for 2026 were $8,854, an increase of $357 compared with $8,497 in 2025. Gross profit was $10,128 in 2026 compared to $9,519 in 2025, while gross margin increased 0.6 percentage points to 53.4 percent. Gross margin increased primarily due to favorable price less net material inflation and the tariff refunds discussed above, partially offset by the negative impact related to the timing of software renewals.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
SG&A expenses of $5,296 in 2026 increased $193 compared with 2025 and SG&A as a percent of sales decreased 0.4 percentage points to 27.9 percent, reflecting savings from cost reduction actions and leverage on higher sales. SG&A expenses in 2026 also included a $30 ($0.04 per share) contribution to the Company's charitable trust, which was funded from a portion of the tariff refunds discussed above.

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

GAIN ON SUBORDINATED INTEREST
In 2024, the Company received its final distribution of $79 ($60 after-tax, $0.10 per share) related to its subordinated interest in Vertiv.
OTHER DEDUCTIONS, NET
Other deductions, net were $1,009 in 2026, a decrease of $265 compared with 2025, due to a $174 decrease in acquisition/divestiture fees and related costs primarily associated with the AspenTech acquisition in the prior year and lower amortization due to backlog amortization of $65 in the prior year related to the AspenTech acquisition. The impact of the pension and OPEB mark-to-market adjustment was income of $2 in 2026 compared to expense of $34 in 2025.

Other deductions, net were $1,274 in 2025, a decrease of $149 compared with 2024, reflecting lower intangibles amortization of $193 (including $136 of backlog amortization in the prior year related to the Test & Measurement acquisition) and lower restructuring expense of $92, partially offset by higher acquisition/divestiture fees and related costs which increased by $118. The impact of the pension and OPEB mark-to-market adjustment was expense of $34 in 2025 compared to income of $111 in 2024. The prior year also included divestiture losses of $48 ($50 after-tax, $0.09 per share).

INTEREST EXPENSE, NET
Interest expense, net was $334, $237 and $175 in 2026, 2025 and 2024, respectively. The increase in 2026 reflects increased short-term borrowings and long-term debt to fund the AspenTech transaction in March 2025.

Interest income from related party was $86 in 2024 and reflects non-cash interest income on the Copeland note receivable, which was capitalized to the carrying value of the note through the date of the sale agreement.

EARNINGS BEFORE INCOME TAXES
Pretax earnings from continuing operations of $3,489 increased $584 in 2026, up 20 percent compared with 2025. Earnings increased $250 in Software & Systems and increased $116 in Intelligent Devices, while Safety & Productivity decreased $2.
Pretax earnings from continuing operations of $2,905 increased $874 in 2025, up 43 percent compared with 2024. Earnings increased $556 in Software & Systems and increased $148 in Intelligent Devices, while Safety & Productivity decreased $13.
INCOME TAXES
Income taxes were $796, $690 and $420 for 2026, 2025 and 2024, respectively, resulting in effective tax rates of 23 percent, 24 percent and 21 percent in 2026, 2025 and 2024, respectively. In the current year, the One Big Beautiful Bill Act (the "OBBBA") increased the effective tax rate by approximately 1 percentage point due to a lower tax deduction for foreign-derived intangible income from the change to domestic research and development in fiscal 2026. The Company expects the OBBBA to slightly benefit the effective tax rate beginning in fiscal 2027. Excluding the impact related to the OBBBA, the lower rate in the current year reflected favorable tax items that reduced the rate by approximately 2 percentage points. The prior year rate was negatively impacted by discrete tax items totaling $36 ($0.06 per share) and fees incurred by AspenTech which were not fully deductible (see Note 4). In total, the net impact of these items increased the rate by approximately 2 percentage points. See Note 16.
NET EARNINGS AND EARNINGS PER SHARE
Net earnings from continuing operations attributable to common stockholders in 2026 were $2,691, up 19 percent compared with 2025, and diluted earnings per share from continuing operations were $4.79, up 20 percent compared with $3.99 in 2025. Adjusted diluted earnings per share from continuing operations were $6.59 compared with $6.01 in the prior year, up 10 percent. See the analysis of adjusted earnings per share in the Overview section for further details.
Net earnings from continuing operations attributable to common stockholders in 2025 were $2,262, up 39 percent compared with 2024, and diluted earnings per share from continuing operations were $3.99, up 41 percent compared with $2.83 in 2024. Adjusted diluted earnings per share from continuing operations were $6.01 compared with $5.35 in the prior year. See the analysis of adjusted earnings per share in the Overview section for further details. Earnings from discontinued operations attributable to common stockholders in 2025 were $8 ($0.01 per share), compared to $350 ($0.61 per share) in 2024. Net earnings common stockholders were $2,270 ($4.00 per share) in 2025 compared with $1,974 ($3.44 per share) in 2024.

The table below, which shows results on an adjusted EBITA basis, is intended to supplement the Company's discussion of its results of operations herein.

	2024	2025	2026	25 vs. 24	26 vs. 25

Earnings from continuing operations before income taxes	$2,031	2,905	3,489	43%	20%
Percent of sales	11.6%	16.1%	18.4%	4.5 pts	2.3 pts
Interest expense, net	175	237	334
Interest income from related party	(86)	—	—
Amortization of intangibles	1,274	1,083	1,013
Restructuring and related costs	244	162	227
Acquisition/divestiture fees and related costs	220	277	84
Pension and OPEB mark-to-market adjustment	(111)	34	(2)
IEEPA tariff refunds net of charitable trust contribution	—	—	(91)
Amortization of acquisition-related inventory step-up	231	—	—
Loss on Copeland note receivable	279	—	—
Loss on divestiture of businesses	48	—	—
Gain on subordinated interest	(79)	—	—
Adjusted EBITA from continuing operations	$4,226	4,698	5,054	11%	8%
Percent of sales	24.2%	26.1%	26.6%	1.9 pts	0.5 pts

Business Segments
Following is an analysis of segment results for 2026 compared with 2025, and 2025 compared with 2024. The Company defines segment earnings as earnings before interest and income taxes.

SOFTWARE & SYSTEMS
	2025	2026	Change	FX	Acq/Div	U/L
Sales:
Control Systems & Software	$4,334	4,580	6%	(1)%	—%	5%
Test & Measurement	1,485	1,732	17%	(2)%	—%	15%
Total	$5,819	6,312	8%	(1)%	—%	7%

Earnings:
Control Systems & Software	$903	1,038	15%
Test & Measurement	(68)	47	170%
Total	$835	1,085	30%
Margin	14.4%	17.2%	2.8 pts

Amortization of intangibles:
Control Systems & Software	$471	402
Test & Measurement	425	429
Total	$896	831

Restructuring and related costs:
Control Systems & Software	$29	27
Test & Measurement	18	27
Total	$47	54

Adjusted EBITA	$1,778	1,970	11%
Adjusted EBITA Margin	30.6%	31.2%	0.6 pts

2026 vs. 2025 - Software & Systems sales were $6.3 billion in 2026, an increase of $493, or 8 percent compared to the prior year. Underlying sales increased 7 percent on 4 percent higher volume (despite a negative 2 percent impact related to the timing of software renewals) and 3 percent higher price. Underlying sales increased 8 percent in the Americas (U.S. up 10 percent), increased 1 percent in Europe and increased 11 percent in Asia, Middle East & Africa (China up 4 percent). Sales for Control Systems & Software increased $246, or 6 percent, and underlying sales increased 5 percent, reflecting strong demand in power and life sciences, partially offset by the negative impact related to the timing of software renewals. Test & Measurement sales increased $247, or 17 percent, and underlying sales increased 15 percent, reflecting strength in aerospace & defense and semiconductor. Earnings for Software & Systems were $1,085, an increase of $250, or 30 percent, and margin increased 2.8 percentage points to 17.2 percent, reflecting leverage on higher sales, savings from cost reduction actions and lower intangibles amortization, partially offset by the negative impact related to the timing of software renewals which negatively impacted margin by approximately 1.5 percentage points. Adjusted EBITA margin was 31.2 percent, an increase of 0.6 percentage points.

SOFTWARE & SYSTEMS
	2024	2025	Change	FX	Acq/Div	U/L
Sales:
Control Systems & Software	$4,052	4,334	7%	—%	—%	7%
Test & Measurement	1,464	1,485	2%	(1)%	—%	1%
Total	$5,516	5,819	5%	—%	—%	5%

Earnings:
Control Systems & Software	$569	903	59%
Test & Measurement	(290)	(68)	77%
Total	$279	835	201%
Margin	5.0%	14.4%	9.4 pts

Amortization of intangibles:
Control Systems & Software	$515	471
Test & Measurement	560	425
Total	$1,075	896

Restructuring and related costs:
Control Systems & Software	$27	29
Test & Measurement	81	18
Total	$108	47

Adjusted EBITA	$1,462	1,778	22%
Adjusted EBITA Margin	26.5%	30.6%	4.1 pts

2025 vs. 2024 - Software & Systems sales were $5.8 billion in 2025, an increase of $303, or 5 percent compared to 2024. Underlying sales increased 5 percent on 2.5 percent higher volume and 2.5 percent higher price. Underlying sales increased 9 percent in the Americas (U.S. up 10 percent), decreased 1 percent in Europe and increased 4 percent in Asia, Middle East & Africa (China down 6 percent). Sales for Control Systems & Software increased $282, or 7 percent, reflecting strong growth at AspenTech (including a favorable impact related to the timing of software renewals) and favorable demand in process and power end markets across all geographies. Test & Measurement sales increased $21 or 2 percent. Earnings for Software & Systems were $835, an increase of $556, and margin increased 9.4 percentage points to 14.4 percent, reflecting leverage on higher Control Systems & Software sales (including a benefit related to the timing of AspenTech software renewals), higher price, savings from cost reduction actions (primarily at Test & Measurement and AspenTech), lower intangibles amortization, and lower restructuring and related costs compared to the prior year. Adjusted EBITA margin was 30.6 percent, an increase of 4.1 percentage points.

INTELLIGENT DEVICES
	2025	2026	Change	FX	Acq/Div	U/L
Sales:
Sensors	$4,135	4,302	4%	(1)%	—%	3%
Final Control	5,952	6,194	4%	(2)%	—%	2%
Total	$10,087	10,496	4%	(1)%	—%	3%

Earnings:
Sensors	$1,112	1,184	6%
Final Control	1,415	1,459	3%
Total	$2,527	2,643	5%
Margin	25.1%	25.2%	0.1 pts

Amortization of intangibles:
Sensors	$45	46
Final Control	115	108
Total	$160	154

Restructuring and related costs:
Sensors	$25	29
Final Control	30	93
Total	$55	122

Adjusted EBITA	$2,742	2,919	6%
Adjusted EBITA Margin	27.2%	27.8%	0.6 pts

2026 vs. 2025 - Intelligent Devices sales were $10.5 billion in 2026, an increase of $409, or 4 percent. Underlying sales increased 3 percent on higher price, while volume was flat and included a 0.5 percent negative impact related to the conflict in the Middle East. Underlying sales increased 7 percent in the Americas (U.S. up 10 percent), decreased 1 percent in Europe and decreased 1 percent in Asia, Middle East & Africa (China down 11 percent). Sales for Sensors increased $167, or 4 percent, and underlying sales were up 3 percent, reflecting solid growth in the Americas, with strength in power and LNG. Sales for Final Control increased $242, or 4 percent, and underlying sales increased 2 percent, reflecting solid growth in the Americas, with strength in power. Earnings for Intelligent Devices were $2,643, an increase of $116, or 5 percent, and margin increased 0.1 percentage points to 25.2 percent, reflecting favorable price less net material inflation, partially offset by higher restructuring costs. Adjusted EBITA margin was 27.8 percent, an increase of 0.6 percentage points.

INTELLIGENT DEVICES
	2024	2025	Change	FX	Acq/Div	U/L
Sales:
Sensors	$4,056	4,135	2%	—%	—%	2%
Final Control	5,779	5,952	3%	—%	—%	3%
Total	$9,835	10,087	3%	—%	—%	3%

Earnings:
Sensors	$1,056	1,112	5%
Final Control	1,323	1,415	7%
Total	$2,379	2,527	6%
Margin	24.2%	25.1%	0.9 pts

Amortization of intangibles:
Sensors	$55	45
Final Control	118	115
Total	$173	160

Restructuring and related costs:
Sensors	$26	25
Final Control	39	30
Total	$65	55

Adjusted EBITA	$2,617	2,742	5%
Adjusted EBITA Margin	26.6%	27.2%	0.6 pts

2025 vs. 2024 - Intelligent Devices sales were $10.1 billion in 2025, an increase of $252, or 3 percent. Underlying sales increased 3 percent on 2 percent higher price and 1 percent higher volume. Underlying sales increased 4 percent in the Americas (U.S. up 5 percent), decreased 2 percent in Europe and increased 2 percent in Asia, Middle East & Africa (China down 4 percent). Sales for Sensors increased $79, or 2 percent, reflecting mixed geographic results and difficult comparisons. Sales for Final Control increased $173, or 3 percent, reflecting strength in power end markets. Earnings for Intelligent Devices were $2,527, an increase of $148, or 6 percent, and margin increased 0.9 percentage points to 25.1 percent, reflecting favorable price less net material inflation. Adjusted EBITA margin was 27.2 percent, an increase of 0.6 percentage points.

SAFETY & PRODUCTIVITY
	2025	2026	Change	FX	Acq/Div	U/L

Sales	$2,110	2,174	3%	(1)%	—%	2%

Earnings:	418	416	—
Margin	19.8%	19.2%	(0.6) pts

Amortization of intangibles:	27	28

Restructuring and related costs:	10	27

Adjusted EBITA	$455	471	4%
Adjusted EBITA Margin	21.5%	21.7%	0.2 pts

2026 vs. 2025 - Safety & Productivity sales were $2.2 billion in 2026, an increase of $64, or 3 percent. Underlying sales increased 2 percent on 4 percent higher price offset by 2 percent lower volume. Underlying sales increased 4 percent in the Americas (U.S. up 5 percent), decreased 5 percent in Europe and decreased 4 percent in Asia, Middle East & Africa (China down 3 percent). Earnings for Safety & Productivity were $416, a decrease of $2, and margin decreased 0.6 percentage points to 19.2 percent, reflecting increased restructuring costs. Adjusted EBITA margin was 21.7 percent, an increase of 0.2 percentage points.

SAFETY & PRODUCTIVITY
	2024	2025	Change	FX	Acq/Div	U/L

Sales	$2,141	2,110	(2)%	—%	—%	(2)%

Earnings:	431	418	(3)%
Margin	20.1%	19.8%	(0.3) pts

Amortization of intangibles:	26	27

Restructuring and related costs:	16	10

Adjusted EBITA	$473	$455	(4)%
Adjusted EBITA Margin	22.1%	21.5%	(0.6) pts

2025 vs. 2024 - Safety & Productivity sales were $2.1 billion in 2025, a decrease of $31, or 2 percent. Underlying sales decreased 2 percent on 5 percent lower volume partially offset by 3 percent higher price. Underlying sales were flat in the Americas (U.S. down 1 percent), decreased 8 percent in Europe and decreased 3 percent in Asia, Middle East & Africa (China up 8 percent). Earnings for Safety & Productivity were $418, a decrease of $13, or 3 percent, and margin decreased 0.3 percentage points to 19.8 percent, reflecting deleverage on lower volume. Adjusted EBITA margin was 21.5 percent, a decrease of 0.6 percentage points.

Financial Position, Liquidity and Capital Resources

Emerson maintains a conservative financial structure to provide the strength and flexibility necessary to achieve our strategic objectives and efficiently deploy cash where needed worldwide to fund operations, complete acquisitions and sustain long-term growth. Emerson is in a strong financial position, with total assets of $42 billion and stockholders' equity of $21 billion, and has the resources available for reinvestment in existing businesses, strategic acquisitions and managing its capital structure on a short- and long-term basis.

The Company continues to generate substantial operating cash flow, including approximately $4.0 billion from continuing operations in 2026. Cash flows have been and are expected to be sufficient for at least the next 12 months to meet the Company’s operating requirements, including those related to salaries and wages, working capital, capital expenditures, and other liquidity requirements associated with operations. The Company also has certain contractual obligations, primarily long-term debt and operating leases (see Notes 9, 12 and 13). The Company has been able to readily meet all its funding requirements and currently believes that sufficient funds will be available to meet its needs for the foreseeable future through operating cash flow, existing resources, short- and long-term debt capacity, or its revolving backup credit facilities under which it has not incurred any borrowings.

CASH FLOW
	2024	2025	2026

Operating Cash Flow	$3,317	3,676	3,978
Percent of sales	19.0%	20.4%	21.0%
Capital Expenditures	$419	431	443
Percent of sales	2.4%	2.4%	2.3%
Free Cash Flow (Operating Cash Flow less Capital Expenditures)	$2,898	3,245	3,535
Percent of sales	16.6%	18.0%	18.6%
Operating Working Capital	$1,394	2,039	2,260
Percent of sales	8.0%	11.3%	11.9%

Operating cash flow from continuing operations for 2026 was $4.0 billion, an increase of $302, or 8 percent compared with 2025, reflecting higher earnings, partially offset by an increase in operating working capital. Operating cash flow from continuing operations for 2025 was $3.7 billion, an increase of 11 percent compared to $3.3 billion in 2024, reflecting higher earnings and favorable changes in working capital.

At September 30, 2026, operating working capital as a percent of sales was 11.9 percent compared with 11.3 percent in 2025 and 8.0 percent in 2024. Operating working capital increased in 2026 and included an increase in inventory. The change in operating working capital in 2025 compared to 2024 was due to the payment of income taxes of approximately $0.6 billion in 2025 related to the sale of the Company's 40 percent non-controlling common equity interest in Copeland.

Free cash flow from continuing operations (operating cash flow less capital expenditures) was $3,535 in 2026, up 9 percent, reflecting the increase in operating cash flow. Free cash flow from continuing operations was $3,245 in 2025, compared with $2,898 in 2024. Net cash paid in connection with acquisitions was $6, $37 and $8,342 in 2026, 2025 and 2024, respectively.

Total cash provided by operating activities including the impact of discontinued operations was $3,978, $3,098 and $3,332 in 2026, 2025 and 2024, respectively. The decrease in 2025 reflected higher operating cash flow from continuing operations, offset by approximately $0.6 billion of income taxes paid related to the sale of the Company's 40 percent non-controlling common equity interest in Copeland.

Dividends were $1,244 ($2.22 per share) in 2026, compared with $1,192 ($2.11 per share) in 2025 and $1,201 ($2.10 per share) in 2024. In November 2026, the Board of Directors voted to increase the quarterly cash dividend to an annualized rate of $2.38 per share.

Purchases of Emerson common stock totaled $1,000, $1,167 and $435 in 2026, 2025 and 2024, respectively, at average per share prices of $139.29, $125.66 and $99.04. AspenTech repurchases were $208 in 2024. The Company purchased 7.2 million shares in 2026, 9.3 million shares in 2025 and 4.4 million shares in 2024. In November 2025, the Board of Directors authorized the purchase of up to 50 million shares. This is in addition to the authorization approved by the Board in March 2020 for the purchase of up to 60 million shares. Approximately 62.4 million shares remain available at September 30, 2026.

LEVERAGE AND CAPITALIZATION
	2024	2025	2026

Total Assets	$44,246	41,964	41,814
Total Debt	$7,687	13,116	12,175
Common Stockholders' Equity	$21,636	20,282	20,740

Total Debt-to-Total Capital Ratio	26.2%	39.3%	37.0%
Net Debt-to-Net Capital Ratio	15.9%	36.2%	33.3%
Operating Cash Flow-to-Debt Ratio	43.2%	28.0%	32.7%
Interest Coverage Ratio	7.3X	8.5X	9.0X

In 2026, the Company used a portion of its cash flows to reduce net debt. The increase in 2025 reflects increased short-term borrowings and long-term debt to fund the AspenTech transaction. In March 2025, the Company issued €500 of 3.0% notes due March 2031, $500 of 5.0% notes due March 2035, and €500 of 3.5% notes due March 2037. The decrease in 2024 reflected the repayment of €500 of 0.375% euro notes that matured in May 2024. See Note 4 and Note 13.

The increase in the debt-to-total capital ratios in 2025 and 2026 compared to 2024 reflects the increased commercial paper and long-term debt discussed above. The interest coverage ratio is computed as earnings before income taxes plus interest expense, divided by interest expense. The interest coverage ratio improvements in 2026 and 2025 reflect increasing earnings before income taxes.

On February 10, 2026, the Company entered into a $2 billion 364-day revolving backup credit facility to support commercial paper borrowings. This facility replaced the Company's $3 billion, 364-day revolving backup credit facility entered into on February 11, 2025, which expired by its terms. This facility is in addition to the Company's existing $3.5 billion five-year revolving backup credit facility with various banks, which was entered into in February 2023. The credit facilities are maintained to support general corporate purposes, including commercial paper borrowings. The Company has not incurred any borrowings under these or previous facilities. The credit facilities contain no financial covenants and are not subject to termination based on a change of credit rating or material adverse changes. The facilities are unsecured and may be accessed under various interest rate alternatives at the Company’s option. Fees to maintain the facilities are immaterial. The Company also maintains a universal shelf registration statement on file with the SEC under which it can issue debt securities, preferred stock, common stock, warrants, share purchase contracts or share purchase units without a predetermined limit. Securities can be sold in one or more separate offerings with the size, price and terms to be determined at the time of sale.

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

RETIREMENT PLANS
The Company maintains a prudent long-term investment strategy consistent with the duration of pension obligations. The determination of defined benefit plan expense and liabilities is dependent on various assumptions, including the expected annual rate of return on plan assets, the discount rate and the rate of annual compensation increases. In fiscal 2026, the Company elected to change its method of accounting for actuarial gains and losses associated with its defined benefit pension and other postretirement benefit plans. Under the new method, commonly referred to as mark-to-market accounting, actuarial gains and losses are recognized in earnings in the period in which they arise. Previously, Emerson had recognized actuarial gains and losses in accumulated other comprehensive income and amortized a portion of those amounts into net periodic benefit cost in subsequent periods.

Emerson believes the new method is preferable under U.S. GAAP because it improves the transparency of the Company's results of operations by recognizing the effects of current economic conditions and plan experience in the period in which they arise, rather than amortizing those effects into earnings over future periods. The new method also better aligns the measurement of pension and other postretirement benefit expense with fair value principles.

Under the mark-to-market method of accounting, the Company recognizes actuarial gains and losses annually in the fourth quarter based on the plans' September 30 annual measurement date. The annual mark-to-market adjustment principally reflects changes in discount rates, returns on plan assets and other actuarial assumptions. This accounting change has been applied retrospectively to all periods presented. As of October 1, 2023, the cumulative effect of the change resulted in a decrease of $251 to retained earnings and an increase of $251 to accumulated other comprehensive income (loss), both of which are components of total equity in the consolidated balance sheet.

The annual mark-to-market adjustment is reported in the Company's consolidated results but is not allocated to its reportable segments. Further, it has no impact on total cash flows, the funded status of its plans, the Company's funding requirements or benefits payable to plan participants.

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

As of September 30, 2026, the U.S. pension plans were overfunded by $886 in total (approximately 33 percent in excess of the projected benefit obligation), including unfunded plans totaling $145. The non-U.S. plans were underfunded by $38, including unfunded plans totaling $235. The Company contributed a total of $38 to defined benefit plans in 2026 and expects to contribute approximately $45 in 2027. At year-end 2026, the discount rate for U.S. plans was 6.41 percent, and was 5.27 percent in 2025. The assumed investment return on U.S. plan assets was 6.75 percent in 2026, 6.50 percent in 2025 and 6.50 percent in 2024, and will be 7.40 percent for 2027. While management believes its assumptions used are appropriate, actual experience may differ. A 0.25 percentage point decrease in the U.S. and non-U.S. discount rates would have increased the total projected benefit obligation at September 30, 2026 by $100, increased the 2026 mark-to-market expense by $10, and decreased 2027 pension expense by $5. A 0.25 percentage point decrease in the expected return on plan assets would increase 2027 pension expense by $10. See Notes 1 and 14.

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

INCOME TAXES
Income tax expense and tax assets and liabilities reflect management's assessment of taxes paid or expected to be paid (received) on items included in the financial statements. Deferred tax assets and liabilities arise from temporary differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and consideration of losses and other carryforwards. Deferred income taxes are measured using enacted tax rates in effect for the year in which the temporary differences are expected to be recovered or settled. The impact on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. Valuation allowances are provided to reduce deferred tax assets to the amount that will more likely than not be realized. This requires management to make judgments and estimates regarding the amount and timing of the reversal of taxable temporary differences, expected future taxable income, and the impact of tax planning strategies.

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

Other Items

LEGAL MATTERS
At September 30, 2026, there were no known contingent liabilities (including guarantees, pending litigation, taxes and other claims) that management believes will be material in relation to the Company's financial statements, nor were there any material commitments outside the normal course of business.

NEW ACCOUNTING PRONOUNCEMENTS
In the fourth quarter of 2026, the Company adopted ASU No. 2023-09 (Topic 740), Improvements to Income Tax Disclosures, which expands the disclosures required with respect to the income tax rate reconciliation and income taxes paid both in U.S. and foreign jurisdictions. The standard changes disclosures only and had no impact on the Company’s results of operations.

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

In September 2025, the FASB issued ASU No. 2025-06 (Subtopic 350-40), Targeted Improvements to the Accounting for Internal-Use Software, which modifies the criteria for capitalizing internal-use software costs. The updates are effective for the Company in fiscal 2029, with early adoption permitted. The Company is currently evaluating the impact of adopting this standard on its financial statements.

In December 2025, the FASB issued ASU No. 2025-10 (Topic 832), Accounting for Government Grants Received by Business Entities, which establishes requirements for the recognition, measurement, presentation and disclosure of government grants received by business entities. The updates are effective for the Company in fiscal 2030, with early adoption permitted. The Company is currently evaluating the impact of adopting this standard on its financial statements.
FISCAL 2027 OUTLOOK
For fiscal year 2027, consolidated net sales from continuing operations are expected to be up approximately 5 percent, with underlying sales also up approximately 5 percent. Earnings per share are expected to be approximately $5.70, while adjusted earnings per share are expected to be approximately $7.25 (see the following reconciliation).

Outlook for Fiscal 2027 Earnings Per Share	2027

Diluted earnings per share	~ $5.70

Amortization of intangibles	~ 1.41
Restructuring and related costs	~ 0.14

Adjusted diluted earnings per share	~ $7.25
Operating cash flow is expected to be $4.3 to $4.4 billion and free cash flow, which excludes projected capital spending of approximately $0.5 billion, is expected to be $3.8 to $3.9 billion. The fiscal 2027 outlook assumes approximately $3.8 billion returned to shareholders through approximately $2.5 billion of share repurchases and approximately $1.3 billion of dividend payments.
The outlook discussed herein assumes the impact of the Middle East conflict is contained within the region.
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

Consolidated Statements of Earnings
EMERSON ELECTRIC CO. & SUBSIDIARIES

Years ended September 30
(Dollars and shares in millions, except per share amounts)

	2024	2025	2026

Net sales	$17,492	18,016	18,982

Cost of sales	8,607	8,497	8,854
Selling, general and administrative expenses	5,142	5,103	5,296
Gain on subordinated interest	(79)	—	—
Loss on Copeland note receivable	279	—	—
Other deductions, net	1,423	1,274	1,009
Interest expense, net of interest income of: 2024, $148; 2025, $150; 2026, $104	175	237	334
Interest income from related party	(86)	—	—
Earnings from continuing operations before income taxes	2,031	2,905	3,489
Income taxes	420	690	796
Earnings from continuing operations	1,611	2,215	2,693
Discontinued operations, net of tax of: 2024, $85; 2025, $(4); 2026, $—	350	8	—
Net earnings	1,961	2,223	2,693
Less: Noncontrolling interests in earnings of subsidiaries	(13)	(47)	2
Net earnings common stockholders	$1,974	2,270	2,691

Earnings common stockholders:
Earnings from continuing operations	$1,624	2,262	2,691
Discontinued operations	350	8	—
Net earnings common stockholders	$1,974	2,270	2,691

Basic earnings per share common stockholders:
Earnings from continuing operations	$2.84	4.01	4.81
Discontinued operations	0.61	0.01	—
Basic earnings per common share	$3.45	4.02	4.81

Diluted earnings per share common stockholders:
Earnings from continuing operations	$2.83	3.99	4.79
Discontinued operations	0.61	0.01	—
Diluted earnings per common share	$3.44	4.00	4.79

Weighted average outstanding shares:
Basic	571.3	564.0	559.6
Diluted	574.0	566.7	562.0

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
EMERSON ELECTRIC CO. & SUBSIDIARIES

Years ended September 30
(Dollars in millions)

	2024	2025	2026
Net earnings	$1,961	2,223	2,693

Other comprehensive income (loss), net of tax:
Foreign currency translation	400	47	(108)
Pension and postretirement	(4)	(1)	(7)
Cash flow hedges	(13)	20	(9)
Total other comprehensive income (loss)	383	66	(124)

Comprehensive income	2,344	2,289	2,569

Less: Noncontrolling interests in comprehensive income of subsidiaries	(9)	(51)	2
Comprehensive income common stockholders	$2,353	2,340	2,567

See accompanying Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
EMERSON ELECTRIC CO. & SUBSIDIARIES
As of September 30 (Dollars and shares in millions, except per share amounts)

	2025	2026
ASSETS
Current assets
Cash and equivalents	$1,544	1,806
Receivables, less allowances of $123 in 2025 and $134 in 2026	3,101	3,317
Inventories	2,213	2,432
Other current assets	1,725	1,962
Total current assets	8,583	9,517

Property, plant and equipment, net	2,871	2,859

Other assets
Goodwill	18,193	18,104
Other intangible assets	9,458	8,442
Other	2,859	2,892
Total other assets	30,510	29,438
Total assets	$41,964	41,814

LIABILITIES AND EQUITY
Current liabilities
Short-term borrowings and current maturities of long-term debt	$4,797	4,667
Accounts payable	1,384	1,698
Accrued expenses	3,616	3,753
Total current liabilities	9,797	10,118

Long-term debt	8,319	7,508

Other liabilities	3,550	3,432

Equity
Common stock, $0.50 par value; authorized, 1,200.0 shares; issued, 953.4 shares; outstanding, 562.8 shares in 2025; 557.3 shares in 2026	477	477
Additional paid-in-capital	85	176
Retained earnings	40,335	41,753
Accumulated other comprehensive income (loss)	(553)	(677)
Cost of common stock in treasury, 390.6 shares in 2025; 396.1 shares in 2026	(20,062)	(20,989)
Common stockholders’ equity	20,282	20,740
Noncontrolling interests in subsidiaries	16	16
Total equity	20,298	20,756
Total liabilities and equity	$41,964	41,814

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Equity
EMERSON ELECTRIC CO. & SUBSIDIARIES

As of September 30
(Dollars in millions, except per share amounts)

	2024	2025	2026

Common stock	$477	477	477

Additional paid-in-capital
Beginning balance	62	169	85
Stock plans	226	71	68
AspenTech purchases of common stock	(119)	—	—
Purchase of noncontrolling interest	—	(1,400)	—
Settlement of AspenTech share awards	—	(76)	—
Reclass negative APIC to retained earnings	—	1,321	23
Ending balance	169	85	176

Retained earnings
Beginning balance	40,070	40,585	40,335
Cumulative effect of change in pension and postretirement accounting	(251)	—	—
Net earnings common stockholders	1,974	2,270	2,691
Dividends paid (per share: 2024, $2.10; 2025, $2.11; 2026, $2.22)	(1,208)	(1,199)	(1,250)
Reclass negative APIC to retained earnings	—	(1,321)	(23)
Ending balance	40,585	40,335	41,753

Accumulated other comprehensive income (loss)
Beginning balance	(1,253)	(623)	(553)
Cumulative effect of change in pension and postretirement accounting	251	—	—
Foreign currency translation	396	51	(108)
Pension and postretirement	(4)	(1)	(7)
Cash flow hedges	(13)	20	(9)
Ending balance	(623)	(553)	(677)

Treasury stock
Beginning balance	(18,667)	(18,972)	(20,062)
Purchases	(435)	(1,178)	(1,008)
Issued under Emerson stock plans	130	88	81
Ending balance	(18,972)	(20,062)	(20,989)

Common stockholders' equity	21,636	20,282	20,740

Noncontrolling interests in subsidiaries
Beginning balance	5,909	5,873	16
Net earnings	(13)	(47)	2
Stock plans	64	29	—
AspenTech purchases of common stock	(89)	—	—
Other comprehensive income	4	(4)	—
Dividends paid	(2)	(3)	(2)
Purchase of noncontrolling interests	—	(5,832)	—
Ending balance	5,873	16	16

Total equity	$27,509	20,298	20,756

See accompanying Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
EMERSON ELECTRIC CO. & SUBSIDIARIES
Years ended September 30 (Dollars in millions)

	2024	2025	2026
Operating activities
Net earnings	$1,961	2,223	2,693
Earnings from discontinued operations, net of tax	(350)	(8)	—
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	1,689	1,518	1,478
Stock compensation	260	263	237
Amortization of acquisition-related inventory step-up	231	—	—
Pension expense (income)	(128)	9	(25)
Pension funding	(38)	(46)	(38)
Gain on subordinated interest	(79)	—	—
Loss on Copeland note receivable	279	—	—
Changes in operating working capital	(151)	(9)	(338)
Other, net	(357)	(274)	(29)
Cash from continuing operations	3,317	3,676	3,978
Cash from discontinued operations	15	(578)	—
Cash provided by operating activities	3,332	3,098	3,978

Investing activities
Capital expenditures	(419)	(431)	(443)
Purchases of businesses, net of cash and equivalents acquired	(8,342)	(37)	(6)
Proceeds from subordinated interest	79	—	—
Other, net	(114)	(125)	(6)
Cash from continuing operations	(8,796)	(593)	(455)
Cash from discontinued operations	3,436	—	—
Cash used in investing activities	(5,360)	(593)	(455)

Financing activities
Net increase (decrease) in short-term borrowings	(15)	1,110	2,051
Proceeds from short-term borrowings greater than three months	322	8,008	7,058
Payments of short-term borrowings greater than three months	(327)	(4,918)	(9,388)
Proceeds from long-term debt	—	1,544	—
Payments of long-term debt	(547)	(503)	(588)
Dividends paid	(1,201)	(1,192)	(1,244)
Purchases of common stock	(435)	(1,167)	(1,000)
AspenTech purchases of common stock	(208)	—	—
Purchase of noncontrolling interest	—	(7,244)	—
Repurchase of AspenTech share awards	—	(76)	—
Other, net	(44)	(72)	(111)
Cash used in financing activities	(2,455)	(4,510)	(3,222)

Effect of exchange rate changes on cash and equivalents	20	(39)	(39)
Increase (Decrease) in cash and equivalents	(4,463)	(2,044)	262
Beginning cash and equivalents	8,051	3,588	1,544
Ending cash and equivalents	$3,588	1,544	1,806

Changes in operating working capital
Receivables	$(99)	(171)	(244)
Inventories	122	(1)	(241)
Other current assets	(149)	(152)	(293)
Accounts payable	(16)	34	291
Accrued expenses	(9)	281	149
Total changes in operating working capital	$(151)	(9)	(338)
See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
EMERSON ELECTRIC CO. & SUBSIDIARIES

Years ended September 30
(Dollars in millions, except per share amounts or where noted)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial Statement Presentation
The preparation of the financial statements in conformity with U.S. generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect reported amounts and related disclosures. Actual results could differ from these estimates. Certain prior year amounts have been reclassified to conform to the current year presentation. On March 12, 2025, Emerson completed its purchase of the remaining outstanding shares of common stock of AspenTech not already owned by the Company. As a result of the transaction, AspenTech is now a wholly owned subsidiary of the Company and its results are reported within the Control Systems & Software segment. See Notes 4 and 20.

On November 20, 2025, Emerson announced that with the completion of the Company's transformation, it has revised its management organization and updated its reportable segments. Effective in fiscal 2026, Emerson reports results for five segments: Control Systems & Software and Test & Measurement, which are combined and reported as the Software & Systems group; Sensors and Final Control, which are combined and reported as the Intelligent Devices group; and Safety & Productivity. Prior year amounts have been reclassified to conform to the current year presentation. See Note 20 for further details.

In the fourth quarter of 2026, the Company adopted ASU No. 2023-09 (Topic 740), Improvements to Income Tax Disclosures, which expands the disclosures required with respect to the income tax rate reconciliation and income taxes paid both in U.S. and foreign jurisdictions. The standard changes disclosures only and had no impact on the Company’s results of operations. See Note 16.

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

Change in Accounting
Effective for the fiscal year ended September 30, 2026, Emerson elected to change its method of accounting for actuarial gains and losses associated with its defined benefit pension and other postretirement benefit plans. Under the new method, commonly referred to as mark-to-market accounting, actuarial gains and losses are recognized in earnings in the period in which they arise. Previously, Emerson had recognized actuarial gains and losses in accumulated other comprehensive income and amortized a portion of those amounts into net periodic benefit cost in subsequent periods.

Emerson believes the new method is preferable under U.S. GAAP because it improves the transparency of the Company's results of operations by recognizing the effects of current economic conditions and plan experience in the period in which they arise, rather than amortizing those effects into earnings over future periods. The new method also better aligns the measurement of pension and other postretirement benefit expense with fair value principles.

Under the mark-to-market method of accounting, the Company recognizes actuarial gains and losses annually in the fourth quarter based on the plans' September 30 annual measurement date. The annual mark-to-market adjustment principally reflects changes in discount rates, returns on plan assets and other actuarial assumptions. This accounting change has been applied retrospectively to all periods presented. As of October 1, 2023, the cumulative effect of the change decreased Retained earnings by $251 and increased Accumulated other comprehensive income (loss) by $251, both of which are components of total equity in the consolidated balance sheet.

The change in accounting impacted Other deductions, net in the Company's Consolidated Statements of Earnings. The change decreased pretax earnings by $29 ($23 after-tax, $0.04 per share) in 2025 and increased pretax earnings by $11 ($6 after-tax, $0.01 per share) in 2024. For 2026, pretax earnings were higher by $17 ($14 after-tax, $0.02 per share) under the new method. The change had no impact on Cash provided by operating activities, as the changes in net earnings were offset by corresponding changes in noncash pension and other postretirement benefit adjustments within operating activities. The cumulative effect of the change decreased Retained earnings and increased Accumulated other comprehensive income (loss) by $254 as of September 30, 2026, compared with the amounts that would have been reported under the prior method, and by $268 and $245 as of September 30, 2025 and 2024, respectively. The change had no effect on total assets, liabilities or equity.
The annual mark-to-market adjustment is reported in the Company's consolidated results but is not allocated to its reportable segments. Further, it has no impact on the funded status of its plans, the Company's funding requirements or benefits payable to plan participants. See Note 14.

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

Inventories
Inventories are stated at the lower of cost and net realizable value. The majority of inventory is valued based on standard costs, which are revised at the beginning of each year and approximate average costs, while the remainder is principally valued on a first-in, first-out basis. Following are the components of inventory as of September 30:

	2025	2026
Finished products	$520	565
Raw materials and work in process	1,693	1,867
Total inventories	$2,213	2,432

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

The components of property, plant and equipment as of September 30 follow:

	2025	2026
Land	$273	252
Buildings	2,127	2,138
Machinery and equipment	3,694	3,782
Construction in progress	314	331
Property, plant and equipment, at cost	6,408	6,503
Less: Accumulated depreciation	3,537	3,644
Property, plant and equipment, net	$2,871	2,859

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

With the exception of certain trade names, including $430 related to the AspenTech acquisition, all of the Company's identifiable intangible assets are subject to amortization on a straight-line basis over their estimated useful lives. Identifiable intangibles consist of intellectual property such as technology, patents and trademarks, customer relationships and capitalized software. Identifiable intangibles are also subject to evaluation for potential impairment if events or circumstances indicate the carrying amount may not be recoverable. See Note 10.

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

Revenue is recognized over time for approximately 10 percent of the Company's revenues. These revenues primarily relate to projects in the Control Systems & Software segment where revenue is recognized using the percentage-of-completion method to reflect the transfer of control over time, and software maintenance contracts in the Software & Systems business group where revenue is typically recognized on a straight-line basis. Approximately 15 percent of revenues relate to sales arrangements with multiple performance obligations, principally in the Software & Systems business group. Tangible products represent a large majority of the delivered items in contracts with multiple performance obligations or where revenue is recognized over time, while a smaller portion is attributable to installation, service and maintenance.

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

Derivatives and Hedging
In the normal course of business, the Company is exposed to changes in interest rates and foreign currency exchange rates due to its worldwide presence and diverse business profile. The Company's foreign currency exposures relate to transactions denominated in currencies that differ from the functional currencies of its business units, primarily in Mexican pesos, euros, and Chinese yuan. As part of the Company's risk management strategy, derivative instruments are selectively used in an effort to minimize the impact of these exposures. Foreign exchange forwards and options are utilized to hedge foreign currency exposures impacting sales or cost of sales transactions, firm commitments and the fair value of assets and liabilities. Non-U.S. dollar obligations are utilized to reduce foreign currency risk associated with the Company's net investments in foreign operations. All derivatives are associated with specific underlying exposures and the Company does not hold derivatives for trading or speculative purposes. The duration of hedge positions is generally two years or less, except for the Company's net investment hedges.

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
Income Taxes
The provision for income taxes is based on pretax income reported in the consolidated statements of earnings and tax rates currently enacted in each jurisdiction. Certain income and expense items are recognized in different time periods for financial reporting and income tax filing purposes, and deferred income taxes are provided for the effect of temporary differences. The Tax Cuts and Jobs Act subjects the Company to U.S. tax on global intangible low-taxed income earned by certain of its non-U.S. subsidiaries. The Company has elected to recognize this tax as a period expense when it is incurred. The Company also provides for withholding taxes and any applicable U.S. income taxes on earnings intended to be repatriated from non-U.S. locations. No provision has been made for taxes on undistributed earnings of non-U.S. subsidiaries as of September 30, 2026, as these earnings are considered indefinitely reinvested or otherwise retained for continuing international operations. Recognition of withholding taxes and any applicable U.S. income taxes on undistributed non-U.S. earnings would be triggered by a management decision to repatriate those earnings. Determination of the amount of taxes that might be paid on these undistributed earnings if eventually remitted is not practicable. See Note 16.

(2) REVENUE RECOGNITION
The following table summarizes the balances of the Company's unbilled receivables (contract assets), which are reported in Other assets (current and noncurrent), and its customer advances (contract liabilities), which are reported in Accrued expenses and Other liabilities.

	2025	2026
Unbilled receivables (contract assets)	$1,891	2,162
Customer advances (contract liabilities)	(1,105)	(1,164)
Net contract assets	$786	998
The majority of the Company's contract balances relate to (1) arrangements where revenue is recognized over time and payments from customers are made according to a contractual billing schedule, and (2) revenue from term software license arrangements where the license revenue is recognized upfront upon delivery. Net contract assets increased as revenue recognized for performance completed during the period exceeded customer billings. Revenue recognized for 2026 included approximately $794 that was included in the beginning contract liability balance. Other factors that impacted the change in net contract assets were immaterial.
Revenue recognized for 2026 for performance obligations that were satisfied in previous periods, including cumulative catchup adjustments on the Company's long-term contracts, was not material. Capitalized amounts related to incremental costs to obtain customer contracts and costs to fulfill contracts are immaterial.
As of September 30, 2026, the Company's backlog relating to unsatisfied (or partially unsatisfied) performance obligations in contracts with its customers was approximately $9.6 billion. The Company expects to recognize approximately 70 percent of its remaining performance obligations as revenue over the next 12 months, with the remainder substantially over the subsequent two years thereafter.
See Note 20 for additional information about the Company's revenues.
(3) WEIGHTED-AVERAGE COMMON SHARES

Basic earnings per common share consider only the weighted-average of common shares outstanding while diluted earnings per common share, which are calculated using the two-class method, also consider the dilutive effects of stock options and incentive shares. An inconsequential number of shares of common stock were excluded from the computation of dilutive earnings per share in 2026, 2025 and 2024 as the effect would have been antidilutive. Earnings allocated to participating securities were inconsequential for all years presented.

Reconciliations of weighted-average shares for basic and diluted earnings per common share follow (shares in millions):

	2024	2025	2026
Basic shares outstanding	571.3	564.0	559.6
Dilutive shares	2.7	2.7	2.4
Diluted shares outstanding	574.0	566.7	562.0

(4) ACQUISITIONS AND DIVESTITURES

AspenTech

On March 12, 2025, Emerson completed its purchase of the remaining outstanding shares of common stock of AspenTech not already owned by the Company for approximately $7.2 billion. Emerson also incurred fees of $76 ($65 after-tax) and paid $76 to settle certain AspenTech share-based awards that were outstanding prior to the transaction closing. The purchase of the remaining outstanding shares and related costs are reported as an adjustment to Equity. Separately, AspenTech incurred $127 ($113 after-tax) of deal-related fees which are reported as acquisition/divestiture costs in Other deductions, net. As a result of the transaction, AspenTech is now a wholly owned subsidiary of the Company and its results are reported within the Control Systems & Software segment. See Note 20.

National Instruments

On October 11, 2023, the Company completed the acquisition of National Instruments Corporation (“NI”). NI provides software-connected automated test and measurement systems that enable enterprises to bring products to market faster and at a lower cost. NI is now referred to as Test & Measurement and reported as a segment in the Software & Systems business group, see Note 20.

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

2024
Net Sales	17,511
Net earnings from continuing operations common stockholders	1,982
Diluted earnings per share from continuing operations	3.45

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

In 2024, the Company received its final distribution related to its subordinated interest in Vertiv of $79 ($60 after-tax, $0.10 per share). The Company received $161 and $15 related to gains recognized in 2023 and 2022, respectively.

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

Results from discontinued operations were as follows:

	Total
	2024	2025	2026
Net sales	—	—	—
Cost of sales	—	—	—
SG&A	—	1	—
Gain on sale of business	(539)	—	—
Other deductions, net	104	(5)	—
Earnings before income taxes	435	4	—
Income taxes	85	(4)	—
Earnings, net of tax	350	8	—

Results for 2024 included a gain on the sale of the Company's 40 percent non-controlling common equity interest in Copeland of $539 ($435 after-tax). Equity method losses related to the Company's 40 percent non-controlling common equity interest in Copeland were $125 for 2024.

Net cash from operating and investing activities related to discontinued operations were as follows:

	Total
	2024	2025	2026
Cash from operating activities	15	(578)	—
Cash from investing activities	3,436	—	—

Cash from operating activities for 2025 primarily reflects approximately $0.6 billion of income taxes paid related to the sale of the Company's 40 percent non-controlling common equity interest in Copeland. Cash from investing activities for 2024 reflects the proceeds of approximately $1.5 billion related to the sale of the Company's 40 percent non-controlling common equity interest in Copeland and $1.9 billion related to the sale of the note receivable.

(6) OTHER DEDUCTIONS, NET

Other deductions, net are summarized below:
	2024	2025	2026
Amortization of intangibles (intellectual property and customer relationships)	$1,077	884	816
Restructuring costs	228	136	187
Acquisition/divestiture fees and related costs	96	214	40
Foreign currency transaction losses	105	92	73
Pension and OPEB mark-to-market adjustment	(111)	34	(2)
Other	28	(86)	(105)
Total	$1,423	1,274	1,009

The decline in intangibles amortization in 2026 was due to backlog amortization of $65 in the prior year related to the AspenTech acquisition, while the decline in 2025 was primarily due to backlog amortization of $136 recognized in 2024 related to the NI acquisition. The higher acquisition/divestiture costs in 2025 are primarily related to the AspenTech transaction. Pension and OPEB mark-to-market adjustments reflect the Company's recognition of actuarial gains and losses annually in the fourth quarter based on its plans' September 30 annual measurement date (see Note 14). In 2024, Other includes a loss of $48 related to the divestiture of two small businesses (see Note 4). Other is also composed of several other items, including pension expense (income), litigation costs, provision for bad debt and other items. In addition to the divestiture losses, the change in Other in 2025 compared to 2024 was primarily due to the change in pension expense (income), see Note 14.
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
Restructuring expenses were $187, $136 and $228 for 2026, 2025 and 2024, respectively. The Company expects fiscal year 2027 restructuring and related costs to be approximately $100.

Restructuring costs by business segment follows:

	2024	2025	2026
Control Systems & Software	$23	29	23
Test & Measurement	78	15	15
Software & Systems	101	44	38

Sensors	26	14	29
Final Control	34	29	93
Intelligent Devices	60	43	122

Safety & Productivity	16	8	15

Corporate	51	41	12

Total	$228	136	187

Actions taken in 2026, 2025 and 2024 included workforce reductions of approximately 1,700, 2,100 and 2,250 positions and the exit of eight, thirteen and twenty-two production facilities and sales offices worldwide, respectively. Corporate restructuring for 2025 includes $22 of integration-related stock compensation expense attributable to AspenTech and $3 attributable to NI, while 2024 includes $43 attributable to NI.

The change in the liability for restructuring costs during the years ended September 30 follows:

	2025	Expense	Utilized/Paid	2026
Severance and benefits	$116	160	113	163
Other	4	27	30	1
Total	$120	187	143	164

	2024	Expense	Utilized/Paid	2025
Severance and benefits	$105	120	109	116
Other	7	16	19	4
Total	$112	136	128	120

The tables above do not include $40, $26 and $16 of costs related to restructuring actions incurred in 2026, 2025 and 2024, respectively.

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

The Company recognized non-cash interest income on the note receivable (through the date of the agreement) of $86 in 2024, which is reported in Interest income from related party within continuing operations and capitalized to the carrying value of the note. Upon entering into the note agreement, the Company recorded a pretax loss of $279 ($217 after-tax, $0.38 per share) to adjust the carrying value of the note to $1.9 billion to reflect the transaction price.

Summarized financial information for Copeland for 2024 is presented below. Copeland's results only reflect activity subsequent to the Company's divestiture of its majority stake and through the completion of the sale of the 40 percent non-controlling common equity interest.

2024
Net sales	$4,323
Gross profit	$1,495
Income (loss) from continuing operations	$(326)
Net income (loss)	$(326)
Net income (loss) attributable to shareholders	$(322)

(9) LEASES

The components of lease expense for the years ended September 30 were as follows:

	2024	2025	2026
Operating lease expense	$208	201	201
Variable lease expense	$24	21	22

Short-term lease expense and sublease income were immaterial for the years ended September 30, 2026, 2025 and 2024. Cash paid for operating leases is classified within operating cash flows from continuing operations and was $196, $190 and $202 for the years ended September 30, 2026, 2025 and 2024, respectively. Operating lease right-of-use asset additions were $201, $141 and $250 for the years ended September 30, 2026, 2025 and 2024, respectively.

The following table summarizes the balances of the Company's operating lease right-of-use assets and operating lease liabilities as of September 30, 2025 and 2026, the vast majority of which relates to offices and manufacturing facilities:

	2025	2026
Right-of-use assets (Other assets)	$637	667
Current lease liabilities (Accrued expenses)	$138	148
Noncurrent lease liabilities (Other liabilities)	$505	546

The weighted-average remaining lease term for operating leases was 6.9 years and 7.3 years, and the weighted-average discount rate was 4.5 percent and 4.4 percent as of September 30, 2026 and September 30, 2025, respectively.

Future maturities of operating lease liabilities as of September 30, 2026 are summarized below:

2026
2027	$187
2028	150
2029	119
2030	88
2031	66
Thereafter	245
Total lease payments	855
Less: Interest	161
Total lease liabilities	$694

Lease commitments that have not yet commenced were immaterial as of September 30, 2026.

(10) GOODWILL AND OTHER INTANGIBLES

The change in the carrying value of goodwill by business segment follows:

	Control Systems & Software	Test & Measurement	Sensors	Final Control	Safety & Productivity	Total

Balance, September 30, 2024	$9,060	3,463	1,576	3,360	608	18,067
Acquisitions	32	—	—	—	—	32
Foreign currency translation and other	3	5	28	40	18	94
Balance, September 30, 2025	9,095	3,468	1,604	3,400	626	18,193
Acquisitions	—	—	—	—	—	—
Foreign currency translation and other	(6)	(5)	(19)	(46)	(13)	(89)
Balance, September 30, 2026	$9,089	3,463	1,585	3,354	613	18,104
The gross carrying amount and accumulated amortization of identifiable intangible assets by major class follow:

	Customer Relationships		Intellectual Property		Capitalized Software		Total
	2025	2026	2025	2026	2025	2026	2025	2026
Gross carrying amount	$8,180	8,136	6,069	6,052	1,583	1,581	15,832	15,769
Less: Accumulated amortization	2,379	2,891	2,658	3,111	1,337	1,325	6,374	7,327
Net carrying amount	$5,801	5,245	3,411	2,941	246	256	9,458	8,442

Intangible asset amortization expense for the major classes included above for 2026, 2025 and 2024 was $1,116, $1,174 and $1,366, respectively. Based on intangible asset balances as of September 30, 2026, amortization expense is expected to approximate $1,102 in 2027, $1,052 in 2028, $996 in 2029, $948 in 2030 and $892 in 2031.

(11) FINANCIAL INSTRUMENTS
Following is a discussion regarding the Company’s use of financial instruments:

Hedging Activities
As of September 30, 2026, the notional amount of foreign currency hedge positions was approximately $2.9 billion. All derivatives receiving hedge accounting are cash flow hedges. The majority of hedging gains and losses deferred as of September 30, 2026 are expected to be recognized over the next 12 months as the underlying forecasted transactions occur. Gains and losses on foreign currency derivatives reported in Other deductions, net reflect hedges of balance sheet exposures that do not receive hedge accounting. Cash flows related to foreign currency hedges are classified within operating cash flows.

Net Investment Hedge
In March 2025, the Company issued €500 of 3.0% notes due March 2031 and €500 of 3.5% notes due March 2037. The net proceeds from the sale of the euro notes were used for general corporate purposes and to fund a portion of the purchase price of the AspenTech transaction (see Note 4). In 2019, the Company issued euro-denominated debt of €1.5 billion, of which €500 was repaid in 2024 and €500 was repaid in 2026. The outstanding euro notes reduce foreign currency risk associated with the Company's international subsidiaries that use the euro as their functional currency and have been designated as a hedge of a portion of the investment in these operations. Foreign currency gains or losses associated with the euro-denominated debt are deferred in accumulated other comprehensive income (loss) and will remain until the hedged investment is sold or substantially liquidated. Cash flows related to the euro-denominated debt are classified within financing cash flows.

The following gains and losses are included in earnings and other comprehensive income (OCI):

		Gain (Loss) to Earnings			Gain (Loss) to OCI
		2024	2025	2026	2024	2025	2026
	Location
Foreign currency	Sales	—	5	5	2	7	(2)
Foreign currency	Cost of sales	10	1	32	(8)	25	28
Foreign currency	SG&A	—	—	—	—	—	(1)
Foreign currency	Other deductions, net	10	(8)	(17)

Net Investment Hedge
Euro denominated debt		—	—	—	(70)	(181)	69
Total		$20	(2)	20	(76)	(149)	94

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
Fair Value Measurement
Valuations for all derivatives and the Company's long-term debt fall within Level 2 of the GAAP valuation hierarchy. The fair value of long-term debt was $7.2 billion and $8.2 billion, respectively, as of September 30, 2026 and 2025, which was lower than the carrying value by $1,047 and $693, respectively. The fair values of foreign currency contracts were reported in Other current assets and Accrued expenses as summarized below:

	2025		2026
	Assets	Liabilities	Assets	Liabilities
Foreign currency	$33	23	46	47

(12) SHORT-TERM BORROWINGS AND LINES OF CREDIT

Short-term borrowings and current maturities of long-term debt are as follows:

	2025	2026
Current maturities of long-term debt	$605	766
Commercial paper and other short-term borrowings	4,192	3,901
Total	$4,797	4,667

Interest rate for weighted-average short-term borrowings at year end	4.3%	3.9%
On February 10, 2026, the Company entered into a $2 billion 364-day revolving backup credit facility to support commercial paper borrowings. This facility replaced the Company's $3 billion, 364-day revolving backup credit facility entered into on February 11, 2025, which expired by its terms. This facility is in addition to the Company's existing $3.5 billion five-year revolving backup credit facility with various banks, which was entered into in February 2023. The credit facilities are maintained to support general corporate purposes, including commercial paper borrowings. The Company has not incurred any borrowings under these or previous facilities. The credit facilities contain no financial covenants and are not subject to termination based on a change of credit rating or material adverse changes. The facilities are unsecured and may be accessed under various interest rate alternatives at the Company’s option. Fees to maintain the facilities are immaterial.

(13) LONG-TERM DEBT
The details of long-term debt follow:

	2025	2026
1.25% euro notes due October 2025	$587	—
0.875% notes due October 2026	750	750
1.80% notes due October 2027	500	500
2.00% notes due December 2028	1,000	1,000
2.00% euro notes due October 2029	587	567
1.95% notes due October 2030	500	500
3.00% euro notes due March 2031	587	567
2.20% notes due December 2031	1,000	1,000
6.00% notes due August 2032	250	250
5.00% notes due March 2035	500	500
3.50% euro notes due March 2037	587	567
6.125% notes due April 2039	250	250
5.25% notes due November 2039	300	300
2.75% notes due October 2050	500	500
2.80% notes due December 2051	1,000	1,000
Other	26	23
Long-term debt	8,924	8,274
Less: Current maturities	605	766
Total, net	$8,319	7,508

Long-term debt maturing during each of the four years after 2027 is $523, $1,005, $565 and $1,064, respectively. Total interest paid on long-term debt was approximately $249, $221 and $193 in 2026, 2025 and 2024, respectively.

During the year, the Company repaid $587 of 1.25% notes that matured in October 2025.

In March 2025, the Company issued €500 of 3.0% notes due March 2031, $500 of 5.0% notes due March 2035, and €500 of 3.5% notes due March 2037. The Company used the net proceeds from the sale of the notes and increased commercial paper borrowings (see Note 12), along with cash on hand, to fund the AspenTech transaction (see Note 4). In 2025, the Company repaid $500 of 3.15% notes that matured in June 2025.
The Company maintains a universal shelf registration statement on file with the SEC under which it can issue debt securities, preferred stock, common stock, warrants, share purchase contracts or share purchase units without a predetermined limit. Securities can be sold in one or more separate offerings with the size, price and terms to be determined at the time of sale.

(14) PENSION AND POSTRETIREMENT PLANS

Retirement plans expense includes the following components:

	U.S. Plans			Non-U.S. Plans
	2024	2025	2026	2024	2025	2026
Defined benefit plans:
Service cost (benefits earned during the period)	$17	50	56	20	22	22
Interest cost	169	140	137	49	46	50
Expected return on plan assets	(227)	(244)	(247)	(38)	(43)	(45)
Mark-to-market expense (income)	(92)	12	34	(20)	27	(31)
Net amortization and other	(2)	(1)	(1)	(3)	—	—
Net periodic pension expense (income)	(135)	(43)	(21)	8	52	(4)
Defined contribution plans	130	140	135	70	67	71
Total retirement plans expense (income)	$(5)	97	114	78	119	67

Effective for the fiscal year ended September 30, 2026, Emerson elected to change its method of accounting for actuarial gains and losses associated with its defined benefit pension and other postretirement benefit plans. Under the new method, commonly referred to as mark-to-market accounting, actuarial gains and losses are recognized in earnings in the period in which they arise. Previously, Emerson had recognized actuarial gains and losses in accumulated other comprehensive income and amortized a portion of those amounts into net periodic benefit cost in subsequent periods.

Under the mark-to-market method of accounting, the Company recognizes actuarial gains and losses annually in the fourth quarter based on the plans' September 30 annual measurement date. The annual mark-to-market adjustment principally reflects changes in discount rates, returns on plan assets and other actuarial assumptions. This accounting change has been applied retrospectively to all periods presented.

Total net periodic pension (income) increased in 2026 primarily due to lower mark-to-market expense. For defined contribution plans, the Company makes cash contributions based on plan requirements, which are expensed as incurred.

The Company's principal U.S. defined benefit plan is closed to employees hired after January 1, 2016 while shorter-tenured employees ceased accruing benefits effective October 1, 2016. Effective January 1, 2025, the Company implemented a new profit sharing retirement program for all U.S. non-union employees. Eligible employees receive a base contribution to a cash balance account administered within the principal U.S. defined benefit plan, funded by surplus pension assets, as well as a potential profit sharing contribution to their defined contribution account. The interest crediting rate for the U.S. plan is 5.0%. For employees that had continued to accrue benefits in the principal U.S. defined benefit plan, future service after December 31, 2024 is frozen.

Details of the changes in the actuarial present value of the projected benefit obligation and the fair value of plan assets for defined benefit pension plans follow:

	U.S. Plans		Non-U.S. Plans
	2025	2026	2025	2026
Projected benefit obligation, beginning	$3,089	2,929	1,004	985
Service cost	50	56	22	22
Interest cost	140	137	46	50
Actuarial (gain) loss	(80)	(199)	(24)	(44)
Curtailments	—	—	(4)	—
Benefits paid	(227)	(244)	(40)	(41)
Settlements	(43)	(18)	(35)	(42)
Foreign currency translation and other	—	—	16	(9)
Projected benefit obligation, ending	$2,929	2,661	985	921

Fair value of plan assets, beginning	$3,889	3,785	966	920
Actual return on plan assets	151	14	(11)	34
Employer contributions	15	10	31	28
Benefits paid	(227)	(244)	(40)	(41)
Settlements	(43)	(18)	(35)	(42)
Foreign currency translation and other	—	—	9	(16)
Fair value of plan assets, ending	$3,785	3,547	920	883

Net amount recognized in the balance sheet	$856	886	(65)	(38)

Location of net amount recognized in the balance sheet:
Noncurrent asset	$1,017	1,031	212	227
Current liability	(14)	(14)	(18)	(21)
Noncurrent liability	(147)	(131)	(259)	(244)
Net amount recognized in the balance sheet	$856	886	(65)	(38)

Pretax accumulated other comprehensive loss	$1	—	—	8

Actuarial gains in 2026 were largely due to an increase in the discount rates used to estimate the benefit obligations for the U.S. and non-U.S. plans, which were 6.41% and 5.9% at September 30, 2026 compared to 5.27% and 5.2% at September 30, 2025, respectively. Actuarial gains in 2025 were also largely due to an increase in the discount rates used to estimate the benefit obligations for the U.S. and non-U.S. plans, which were 5.27% and 5.2% at September 30, 2025 compared to 4.97% and 4.7% at September 30, 2024, respectively. As of September 30, 2026, U.S. pension plans were overfunded by $886 in total, including unfunded plans totaling $145. The non-U.S. plans were underfunded by $38, including unfunded plans totaling $235.

As of the September 30, 2026 and 2025 measurement dates, the plans' total accumulated benefit obligation was $3,455 and $3,769, respectively. The total projected benefit obligation, accumulated benefit obligation and fair value of plan assets for individual plans with projected benefit obligations in excess of plan assets were $476, $386 and $66, respectively, for 2026, and $567, $473 and $130, respectively, for 2025. The total projected benefit obligation, accumulated benefit obligation and fair value of plan assets for individual plans with accumulated benefit obligations in excess of plan assets were $404, $346 and $11, respectively, for 2026, and $493, $431 and $71, respectively, for 2025.

Future benefit payments by U.S. plans are estimated to be $269 in 2027, $263 in 2028, $258 in 2029, $253 in 2030, $247 in 2031 and $1,127 in total over the five years 2032 through 2036. Based on foreign currency exchange rates as of September 30, 2026, future benefit payments by non-U.S. plans are estimated to be $72 in 2027, $69 in 2028,

$73 in 2029, $72 in 2030, $78 in 2031 and $398 in total over the five years 2032 through 2036. The Company expects to contribute approximately $45 to its retirement plans in 2027.

The weighted-average assumptions used in the valuation of pension benefits follow:

	U.S. Plans			Non-U.S. Plans
	2024	2025	2026	2024	2025	2026
Net pension expense
Discount rate used to determine service cost	6.09%	5.29%	5.63%	5.2%	4.7%	5.2%
Discount rate used to determine interest cost	5.94%	4.67%	4.78%	5.2%	4.7%	5.2%
Expected return on plan assets	6.50%	6.50%	6.75%	4.7%	4.6%	5.1%
Rate of compensation increase	4.00%	4.00%	4.00%	3.9%	3.9%	4.1%

Benefit obligations
Discount rate	4.97%	5.27%	6.41%	4.7%	5.2%	5.9%
Rate of compensation increase	4.00%	4.00%	4.00%	3.9%	4.1%	4.2%

The discount rate for the U.S. retirement plans was 6.41% as of September 30, 2026. An actuarially developed, company-specific yield curve is used to determine the discount rate. To determine the service and interest cost components of pension expense for its U.S. retirement plans, the Company applies the specific spot rates along the yield curve, rather than the single weighted-average rate, to the projected cash flows to provide more precise measurement of these costs. The expected return on plan assets assumption is determined by reviewing the investment returns of the plans for the past 10 years plus longer-term historical returns of an asset mix approximating the Company's asset allocation targets, and periodically comparing these returns to expectations of investment advisors and actuaries to determine whether long-term future returns are expected to differ significantly from the past.

The Company's asset allocations at September 30, 2026 and 2025, and weighted-average target allocations follow:

	U.S. Plans			Non-U.S. Plans
	2025	2026	Target	2025	2026	Target
Equity securities	29%	30%	25-35%	12%	5%	5-15%
Debt securities	63	60	60-70	69	71	65-75
Other	8	10	0-10	19	24	15-25
Total	100%	100%	100%	100%	100%	100%

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

	Level 1	Level 2	Level 3	Measured at NAV	Total	%
2026
U.S. equities	$233	9	—	528	770	17%
International equities	142	25	—	81	248	6%
Emerging market equities	—	1	—	93	94	2%
Corporate bonds	—	1,066	—	758	1,824	41%
Government bonds	—	822	—	88	910	21%
Other	309	1	85	189	584	13%
Total	$684	1,924	85	1,737	4,430	100%

2025
U.S. equities	$246	10	—	581	837	18%
International equities	169	11	—	111	291	6%
Emerging market equities	—	1	—	94	95	2%
Corporate bonds	—	1,170	—	835	2,005	43%
Government bonds	—	899	—	106	1,005	21%
Other	137	1	143	191	472	10%
Total	$552	2,092	143	1,918	4,705	100%

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

Fair Value Hierarchy Categories
Valuations of Level 1 assets for all classes are based on quoted closing market prices from the principal exchanges where the individual securities are traded. Cash is valued at cost, which approximates fair value. Debt securities categorized as Level 2 assets are generally valued based on independent broker/dealer bids or by comparison to other debt securities having similar durations, yields and credit ratings. Valuation techniques and inputs for these assets include discounted cash flow analysis, earnings multiple approaches, recent transactions, transfer restrictions, prevailing discount rates, volatilities, credit ratings and other factors. In the Other class, interests in mixed asset funds are Level 2, and U.S. life insurance contracts and non-U.S. general fund investments and insurance arrangements are Level 3. Investments measured at NAV are primarily nonexchange-traded commingled or collective funds where the underlying securities have observable prices available from active markets and typically provide liquidity daily or within a few days. The NAV category also includes fund investments in private equities, real estate and infrastructure where the fair value of the underlying assets is determined by the investment manager. Total unfunded commitments for the private equity funds were approximately $62 at September 30, 2026. These investments cannot be redeemed, but instead the funds will make distributions through liquidation of the underlying assets, which is expected to occur over approximately the next 10 years. The real estate and infrastructure funds typically offer quarterly redemption.

Postretirement Plans
The Company also sponsors unfunded postretirement benefit plans (primarily health care) for certain U.S. retirees and their dependents. The Company’s principal U.S. postretirement plan has been frozen to new employees since 1993. The postretirement benefit liability for all plans was $52 and $61 as of September 30, 2026 and 2025, respectively. Service and interest costs are negligible; net postretirement income, which includes the impact of the mark-to-market adjustment, was $2 for 2026 and $2 for 2025 with net postretirement expense of $9 for 2024. Benefits paid were $7 and $8 for 2026 and 2025, respectively, and the Company estimates that future health care benefit payments will be approximately $6 per year for 2027 through 2031, and $21 in total over the five years 2032 through 2036.

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

At September 30, 2026, there were no known contingent liabilities (including guarantees, pending litigation, taxes and other claims) that management believes will be material in relation to the Company's financial statements, nor were there any material commitments outside the normal course of business.

(16) INCOME TAXES
In the fourth quarter of 2026, the Company adopted ASU No. 2023-09 (Topic 740), Improvements to Income Tax Disclosures, on a prospective basis.
Pretax earnings from continuing operations consist of the following:

	2024	2025	2026
United States	$705	1,113	2,170
Non-U.S.	1,326	1,792	1,319
Total pretax earnings	$2,031	2,905	3,489

The principal components of income tax expense follow:

	2024	2025	2026
Current:
U.S. federal (a)	$325	463	388
State and local	34	56	62
Non-U.S. (a)	452	481	531
Total current income tax expense	$811	1,000	981

Deferred:
U.S. federal	(285)	(213)	(67)
State and local	(18)	11	(25)
Non-U.S.	(88)	(108)	(93)
Total deferred income tax benefit	$(391)	(310)	(185)
Income tax expense	$420	690	796

(a) Prior to adoption of ASU 2023-09, foreign withholding taxes were presented net of foreign tax credits.

The following table presents required disclosure pursuant to ASU 2023-09 and reconciles the U.S. federal statutory tax amount and rate to the actual global effective amount and rate for the year ended September 30, 2026:

	2026
	Amount	Percent
U.S. federal statutory rate	$733	21.0%
State and local taxes, net of federal effect (b)	27	0.8%
Foreign tax effects (c)
China	41	1.2%
Germany	(39)	(1.1)%
Other foreign jurisdictions	139	4.0%
Effect of changes in tax laws or rates enacted in the current period	—	—%
Effect of cross-border tax laws
Foreign derived intangible income	(69)	(2.0)%
Other	39	1.1%
Tax credits
Foreign tax credits	(116)	(3.3)%
Other	(17)	(0.5)%
Changes in valuation allowances	8	0.2%
Nontaxable or nondeductible items	30	0.9%
Other reconciling items	(28)	(0.9)%
Change in unrecognized tax benefits	48	1.4%
Total income tax expense	$796	22.8%

(b) State taxes in California, Illinois, Louisiana, New Jersey, and Pennsylvania made up the majority of the tax effect in this category.

(c) Under ASU 2023-09, Foreign tax effects include foreign withholding taxes while the related foreign tax credits are included in the Tax credits category. Prior to adoption of ASU 2023-09, foreign withholding taxes were presented net of foreign tax credits.

The following table presents the required disclosures prior to the adoption of ASU 2023-09 and reconciles the U.S. federal statutory income tax rate to the actual global effective income tax rate for the years ended September 30, 2025 and September 30, 2024:

	2024	2025
U.S. federal statutory rate	21.0%	21.0%
State and local taxes, net of U.S. federal tax benefit	0.6	1.8
Non-U.S. rate differential	2.1	1.3
Non-U.S. tax holidays	(1.7)	(1.3)
Research and development credits	(1.2)	(0.9)
Foreign derived intangible income	(3.8)	(2.0)
U.S. taxation of Non-U.S. Earnings	2.1	1.7
Subsidiary restructuring	(2.9)	(0.2)
Test & Measurement purchase accounting	1.7	—
Other	2.8	2.4
Effective income tax rate	20.7%	23.8%

On July 4, 2025, the One Big Beautiful Bill Act (the "OBBBA") was signed into law. The OBBBA extends certain key elements of the 2017 Tax Cuts and Jobs Act including provisions related to bonus depreciation and domestic research and development, among others. In the current year, the OBBBA increased the effective tax rate by approximately 1 percentage point due to a lower tax deduction for foreign-derived intangible income from the change to domestic research and development in fiscal 2026.

The release of valuation allowances in Germany reduced the 2026 effective tax rate by approximately 1 percentage point, while the OBBBA increased the rate by approximately 1 percentage point (see above), resulting in substantially offsetting impacts. State and local taxes in 2025 include a discrete deferred tax expense due to the purchase of the remaining shares of AspenTech. Test & Measurement purchase accounting in 2024 reflects a lower tax benefit on inventory step-up amortization. See Note 4 for further details related to acquisitions.
Non-U.S. tax holidays reduce tax rates in certain jurisdictions and benefited the effective income tax rate in 2026 by approximately 0.9%. Approximately 70 percent of the tax holidays expire over the next year, with the remainder expiring by 2038.

Following are changes in unrecognized tax benefits before considering recoverability of any cross-jurisdictional tax credits (U.S. federal, state and non-U.S.) and temporary differences.

	2025	2026
Unrecognized tax benefits, beginning	$291	288
Additions for current year tax positions	24	44
Additions for prior year tax positions	12	25
Reductions for prior year tax positions	(26)	(18)
Reductions for settlements with tax authorities	(8)	(11)
Reductions for expiration of statutes of limitations	(5)	(2)
Unrecognized tax benefits, ending	$288	326

If none of the unrecognized tax benefits shown is ultimately paid, the tax provision and the calculation of the effective tax rate would be favorably impacted by $269, which is net of cross-jurisdictional tax credits and temporary differences. The Company accrues interest and penalties related to income taxes in income tax expense. Total expense recognized was $12, $6 and $6 in 2026, 2025 and 2024, respectively. As of September 30, 2026 and 2025, total accrued interest and penalties were $57 and $46, respectively.

The U.S. is the major jurisdiction for which the Company files income tax returns. Examinations for U.S. federal are complete through 2019. The status of state and non-U.S. tax examinations varies due to the numerous legal entities and jurisdictions in which the Company operates.

The principal items that gave rise to deferred income tax assets and liabilities follow:

	2025	2026
Deferred tax assets:
Losses and other carryforwards	$276	333
Accrued liabilities	149	131
Postretirement and postemployment benefits	13	8
Employee compensation and benefits	122	137
Other	249	208
Total	$809	817

Valuation allowances	$(251)	(240)

Deferred tax liabilities:
Intangibles	$(1,871)	(1,697)
Pensions	(195)	(198)
Property, plant and equipment	(149)	(161)
Undistributed non-U.S. earnings	(34)	(25)
Other	(51)	(58)
Total	$(2,300)	(2,139)

Net deferred income tax liability	$(1,742)	(1,562)

Income Taxes Paid
The Company adopted ASU 2023-09 on a prospective basis and has included the following table as a result of the adoption, which presents income taxes paid (net of refunds received) for the year ended September 30, 2026:

2026
U.S. Federal	$323
U.S. State and local	62
Foreign
China	103
Other	472
Total	$960
Total income taxes paid were approximately $1,440 and $950 in 2025 and 2024, respectively. Of the total taxes paid in 2025, $0.6 billion related to the sale of the Company's 40 percent noncontrolling common equity interest in Copeland. See Notes 5 and 8. Approximately two-thirds of the $333 of losses and other carryforwards can be carried forward indefinitely, while most of the remaining balance expires within the next 5 years.

(17) STOCK-BASED COMPENSATION

The Company's stock-based compensation plans include performance shares, restricted stock, restricted stock units, stock options and an employee stock purchase plan. Although the Company has discretion, shares distributed under these plans are issued from treasury stock.

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

Total compensation expense and income tax benefits for Emerson and AspenTech stock options and incentive shares follows.

	2024	2025	2026
Performance shares	$90	94	82
Restricted stock and restricted stock units	115	147	148
AspenTech stock-based compensation plans	55	24	—
Stock options	—	—	4
Employee stock purchase plan	—	—	3
Total stock compensation expense	260	265	237
Less: discontinued operations	—	2	—
Stock compensation expense from continuing operations	$260	263	237

Income tax benefits recognized	$32	35	44

Stock compensation expense for 2026 includes $15 of integration-related compensation expense. Stock compensation expense for 2025 includes $35 of integration-related stock compensation expense attributable to AspenTech (of which $22 was reported as restructuring costs) and $12 attributable to NI (of which $3 was reported as restructuring costs). Stock compensation expense for 2024 includes $96 related to NI restricted stock units, which includes $58 of integration-related stock compensation expense (of which $43 was reported as restructuring costs).

As of September 30, 2026, total unrecognized compensation expense related to unvested shares awarded under Emerson plans was $238, which is expected to be recognized over a weighted-average period of 1.3 years.

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
Information related to performance share payouts for the years ended September 30, 2025 and 2026 follows (shares in thousands):

	2025	2026
Performance period	2022 - 2024	2023 - 2025
Percent payout	118%	115%
Total shares earned	1,084	1,055
Shares distributed in cash, primarily for tax withholding	450	437
As of September 30, 2026, approximately 497,000 shares awarded primarily in 2024 were outstanding, contingent on the Company achieving its performance objectives through 2026. The objectives for these shares were met at the 169 percent level and the shares will be distributed in early fiscal 2027.

Additionally, the rights to receive approximately 435,000 and 458,000 shares awarded in 2026 and 2025, respectively, are outstanding and contingent upon the Company achieving its performance objectives through 2028 and 2027, respectively.

Incentive shares plans also include restricted stock awards and restricted stock units. Restricted stock awards involve distribution of common stock to key management employees subject to cliff vesting at the end of service periods ranging from three to ten years while restricted stock units granted to employees generally vest over a three-year period. The fair value of restricted stock awards and restricted stock units is determined based on the average of the high and low market prices of the Company's common stock on the date of grant, with compensation expense recognized ratably over the applicable vesting period. In 2026, approximately 121,000 shares of restricted stock and approximately 1,162,000 restricted stock units vested as a result of participants fulfilling the applicable service requirements. Consequently, approximately 73,000 shares and 854,000 units were issued while 48,000 shares and 308,000 units were withheld for income taxes in accordance with minimum withholding requirements. As of September 30, 2026, there were approximately 2,611,000 shares of unvested restricted stock and restricted stock units outstanding.

In addition to the employee stock option and incentive share plans, in 2026 the Company awarded approximately 12,000 restricted stock units under the restricted stock plan for non-management directors. As of September 30, 2026, approximately 13,000 shares were available for issuance under this plan.

As of September 30, 2026, 13.5 million shares remained available for award under incentive shares plans.

Changes in shares outstanding but not yet earned under incentive shares plans during the year ended September 30, 2026 follow (shares in thousands; assumes 100 percent payout of unvested awards):

	Shares	Average Grant Date Fair Value Per Share
Beginning of year	4,877	$98.52
Granted	1,511	$139.46
Earned/vested	(2,200)	$94.16
Canceled	(186)	$115.23
End of year	4,002	$109.64

Information related to Emerson incentive shares plans follows:

	2024	2025	2026
Total fair value of shares earned/vested	$284	256	306
Share awards distributed in cash, primarily for tax withholding	$81	59	74

Emerson Stock Options
On November 13, 2025, the Compensation Committee of the Board of Directors of the Company approved the grant of a Special Performance-based Award to our President and Chief Executive Officer and to our Executive Vice President and Chief Operating Officer. Under the Special Performance-based Awards, each individual was awarded 350,000 stock options in five tranches of 70,000 stock options. The exercise prices for 80 percent of the awards were set at a significant premium to the fair market value of our common stock as of the grant date and the average exercise price across all tranches was $192.69. Each tranche of 70,000 stock options vests pro rata over five years and must be exercised within 10 years of the grant date.

There were no stock option grants in 2025 and 2024. Previously awarded stock options allow key officers and employees to purchase common stock at specified prices, which were equal to 100 percent of the closing market price of the Company's stock on the date of grant. Previous options generally vest one-third in each of the three years subsequent to grant and expire 10 years from the date of grant.

Changes in shares subject to options during the year ended September 30, 2026 follow (shares in thousands):

	Weighted- Average Exercise Price Per Share	Shares	Total Intrinsic Value of Shares	Average Remaining Life (Years)
Beginning of year	$54.16	98
Options granted	$192.69	700
Options exercised	$49.91	(61)
Options canceled	$—	—
End of year	$186.07	737	$7	8.7
Exercisable at end of year	$61.19	37	$4	0.8
Information related to Emerson stock options follows:

	2024	2025	2026
Cash received for option exercises	$14	9	3
Intrinsic value of options exercised	$15	14	6
Tax benefits related to option exercises	$5	3	2

(18) COMMON AND PREFERRED STOCK

At September 30, 2026, 29.1 million shares of common stock were reserved for issuance under the Company's stock-based compensation plans. During 2026, 7.2 million common shares were purchased and 1.7 million treasury shares were reissued. In 2025, 9.3 million common shares were purchased and 1.9 million treasury shares were reissued.

At September 30, 2026 and 2025, the Company had 5.4 million shares of $2.50 par value preferred stock authorized, with none issued.

(19) ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Activity in Accumulated other comprehensive income (loss) is shown below, net of income taxes:

Foreign currency translation	2024	2025	2026
Beginning balance	$(1,012)	(616)	(565)
Other comprehensive income (loss), net of tax of $17, $42 and $(16), respectively	356	48	(108)
Purchase of noncontrolling interest	—	3	—
Reclassification to loss on divestiture of business	23	—	—
Reclassification to gain on sale of equity interest	17	—	—
Ending balance	(616)	(565)	(673)

Pension and postretirement
Beginning balance	(247)	—	(1)
Cumulative effect of change in pension and postretirement accounting	251	—	—
Prior service (costs) credits arising during the period, net of taxes of $1, $— and $2, respectively	(1)	—	(7)
Amortization of prior service costs (credits) into earnings, net of tax of $1, $— and $—, respectively	(1)	(1)	(1)
Translation impact on non-U.S. plans	(2)	—	1
Ending balance	—	(1)	(8)

Cash flow hedges
Beginning balance	6	(7)	13
Gains (losses) deferred during the period, net of taxes of $1, $(7) and $(6), respectively	(5)	25	19
Reclassifications of realized (gains) losses to sales and cost of sales, net of tax of $2, $1 and $9, respectively	(8)	(5)	(28)
Ending balance	(7)	13	4

Accumulated other comprehensive income (loss)	$(623)	(553)	(677)
(20) BUSINESS SEGMENTS INFORMATION

Effective in fiscal 2026, Emerson reports results for five segments which are described in further detail below. Prior year amounts have been reclassified to conform to the current year presentation.

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
The primary income measure used for assessing segment performance and making operating decisions is earnings before interest and income taxes. In the statements below, Other deductions is largely comprised of restructuring, intangibles amortization and foreign currency transaction (gains) losses. Certain expenses are reported at Corporate, including stock compensation expense and a portion of pension and postretirement benefit costs (including the annual mark-to-market adjustment). Corporate and other includes unallocated corporate expenses, acquisition/divestiture costs, first year acquisition accounting charges (which include fair value adjustments related to inventory, backlog and deferred revenue) and other items. Corporate assets are primarily comprised of cash and cash equivalents, investments, certain fixed assets and assets held-for-sale. Summarized below is information about the Company's operations by business segment and by geography.
The chief operating decision maker ("CODM") is the Company's President and Chief Executive Officer. The CODM regularly reviews the financial information presented below, including against forecasted results, to assess each segment's operating performance and to make resource allocation decisions.

The following tables present the financial results for each segment.

	2024
	Control Systems & Software	Test & Measurement	Software & Systems	Sensors	Final Control	Intelligent Devices	Safety & Productivity
Net Sales	$4,052	1,464	5,516	4,056	5,779	9,835	2,141
Cost of sales	1,936	387	2,323	1,794	3,049	4,843	1,214
Selling, general and administrative expenses	1,182	723	1,905	1,097	1,239	2,336	464
Other deductions, net	365	644	1,009	109	168	277	32
Earnings (Loss)	$569	(290)	279	1,056	1,323	2,379	431

	2025
	Control Systems & Software	Test & Measurement	Software & Systems	Sensors	Final Control	Intelligent Devices	Safety & Productivity
Net Sales	$4,334	1,485	5,819	4,135	5,952	10,087	2,110
Cost of sales	1,965	380	2,345	1,835	3,125	4,960	1,197
Selling, general and administrative expenses	1,139	734	1,873	1,101	1,252	2,353	459
Other deductions, net	327	439	766	87	160	247	36
Earnings (Loss)	$903	(68)	835	1,112	1,415	2,527	418

	2026
	Control Systems & Software	Test & Measurement	Software & Systems	Sensors	Final Control	Intelligent Devices	Safety & Productivity
Net Sales	$4,580	1,732	6,312	4,302	6,194	10,496	2,174
Cost of sales	2,102	446	2,548	1,915	3,261	5,176	1,243
Selling, general and administrative expenses	1,199	785	1,984	1,121	1,258	2,379	475
Other deductions, net	241	454	695	82	216	298	40
Earnings (Loss)	$1,038	47	1,085	1,184	1,459	2,643	416

The following table reconciles the total segment results from the tables above to the Company's consolidated results.

	Sales			Earnings (Loss)
	2024	2025	2026	2024	2025	2026
Segment Totals	$17,492	18,016	18,982	$3,089	3,780	4,144

Corporate items:
Stock compensation				(260)	(263)	(237)
Unallocated pension and postretirement costs				44	114	125
Corporate and other				(664)	(455)	(211)
Loss on Copeland note receivable				(279)	—	—
Gain on subordinated interest				79	—	—
Pension and OPEB mark-to-market adjustment				111	(34)	2
Interest expense, net				(175)	(237)	(334)
Interest income from related party				86	—	—
Total	$17,492	18,016	18,982	$2,031	2,905	3,489

In 2026, stock compensation included $15 of integration-related stock compensation expense, compared to $47 in 2025 (of which $25 was reported as restructuring costs) and $58 in 2024 (of which $43 was reported as restructuring costs). Corporate and other for 2026, 2025 and 2024, respectively, includes acquisition/divestiture fees and related costs of $70, $255 ($42 of which is reported in operating profit; amounts primarily relate to AspenTech), and $205 ($109 of which is reported in operating profit). Additionally, in 2024, Corporate and other includes acquisition-related inventory step-up amortization of $231 and divestiture losses totaling $48.
In February 2026, the U.S. Supreme Court ruled that the International Emergency Economic Powers Act ("IEEPA") does not authorize the imposition of tariffs. Subsequently, on April 20, 2026, U.S. Customs and Border Protection launched an administrative portal through which eligible importers could submit claims for refunds. During fiscal 2026, the Company filed certain claims and received tariff refunds of $121 ($0.16 per share), and the benefit was recorded in Cost of sales. The Company also used a portion of the tariff refunds to fund a $30 ($0.04 per share) contribution to its charitable trust. These amounts are reflected in Corporate and Other in the table above.

	Total Assets			Depreciation and Amortization			Capital Expenditures
	2024	2025	2026	2024	2025	2026	2024	2025	2026
Control Systems & Software	$16,112	15,948	15,879	$601	557	502	$48	52	46
Test & Measurement	9,229	8,809	8,524	607	476	479	27	30	38
Software & Systems	25,341	24,757	24,403	1,208	1,033	981	75	82	84

Sensors	4,153	4,253	4,301	138	140	136	85	107	107
Final Control	7,399	7,605	7,628	224	227	227	137	147	159
Intelligent Devices	11,552	11,858	11,929	362	367	363	222	254	266

Safety & Productivity	1,878	1,931	1,863	73	74	87	60	60	62

Corporate and other (includes assets held-for-sale)	5,475	3,418	3,619	46	44	47	62	35	31
Total	$44,246	41,964	41,814	$1,689	1,518	1,478	$419	431	443

Depreciation and amortization includes intellectual property, customer relationships and capitalized software.

Geographic Information

Sales by major geographic destination are summarized below:

	2024				2025
	Americas	AMEA	Europe	Total	Americas	AMEA	Europe	Total
Control Systems & Software	$1,891	1,228	933	4,052	$2,088	1,286	960	4,334
Test & Measurement	654	389	421	1,464	694	391	400	1,485
Software & Systems	2,545	1,617	1,354	5,516	2,782	1,677	1,360	5,819

Sensors	2,040	1,383	633	4,056	2,044	1,461	630	4,135
Final Control	2,604	2,070	1,105	5,779	2,774	2,071	1,107	5,952
Intelligent Devices	4,644	3,453	1,738	9,835	4,818	3,532	1,737	10,087

Safety & Productivity	1,541	248	352	2,141	1,538	241	331	2,110

Total	$8,730	5,318	3,444	17,492	$9,138	5,450	3,428	18,016

	2026
	Americas	AMEA	Europe	Total
Control Systems & Software	2,235	1,343	1,002	4,580
Test & Measurement	781	537	414	1,732
Software & Systems	3,016	1,880	1,416	6,312

Sensors	2,197	1,459	646	4,302
Final Control	2,960	2,083	1,151	6,194
Intelligent Devices	5,157	3,542	1,797	10,496

Safety & Productivity	1,607	236	331	2,174

Total	$9,780	5,658	3,544	18,982

Sales in the U.S. were $8,064, $7,405 and $7,023 for 2026, 2025 and 2024, respectively, while Asia, Middle East & Africa includes sales in China of $1,773, $1,829 and $1,901 in those years.

	Property, Plant and Equipment
	2024	2025	2026
Americas	$1,672	1,717	1,685
Asia, Middle East & Africa	542	601	598
Europe	593	553	576
Total	$2,807	2,871	2,859

Property, plant and equipment located in the U.S. was $1,449 in 2026, $1,498 in 2025 and $1,474 in 2024.

(21) OTHER FINANCIAL DATA

Items reported in earnings from continuing operations during the years ended September 30 included the following:

	2024	2025	2026
Research and development expense	$781	771	812
Rent expense	$245	232	234

The components of depreciation and amortization expense reported for the years ended September 30 included the following:

	2024	2025	2026
Depreciation expense	$323	344	362
Amortization of intangibles (includes $197, $199 and $197 reported in Cost of Sales in 2024, 2025 and 2026, respectively)	1,274	1,083	1,013
Amortization of capitalized software	92	91	103
Total	$1,689	1,518	1,478

Items reported in other noncurrent assets included the following:

	2025	2026
Pension assets	$1,229	1,258
Operating lease right-of-use assets	$637	667
Unbilled receivables (contract assets)	$621	626
Deferred income taxes	$79	76
Asbestos-related insurance receivables	$55	49

Items reported in accrued expenses included the following:

	2025	2026
Customer advances (contract liabilities)	$1,031	1,055
Employee compensation	$740	810
Operating lease liabilities (current)	$138	148
Income taxes	$130	129
Product warranty	$90	68

Other liabilities are summarized as follows:

	2025	2026
Deferred income taxes	$1,822	1,638
Operating lease liabilities (noncurrent)	505	546
Pension and postretirement liabilities	467	427
Asbestos litigation	131	113
Other	625	708
Total	$3,550	3,432

(22) QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Full Year
	2025	2026	2025	2026	2025	2026	2025	2026	2025	2026
Net sales	$4,175	4,346	4,432	4,562	4,553	4,873	4,855	5,201	18,016	18,982
Gross profit	$2,235	2,311	2,371	2,422	2,393	2,655	2,520	2,740	9,519	10,128

Earnings from continuing operations common stockholders	$586	607	486	620	582	720	608	744	2,262	2,691

Net earnings common stockholders	$586	607	486	620	588	720	609	744	2,270	2,691

Earnings per common share from continuing operations:
Basic	$1.03	1.08	0.86	1.10	1.04	1.29	1.08	1.34	4.01	4.81
Diluted	$1.03	1.08	0.86	1.10	1.03	1.28	1.07	1.33	3.99	4.79

Net earnings per common share:
Basic	$1.03	1.08	0.86	1.10	1.05	1.29	1.08	1.34	4.02	4.81
Diluted	$1.03	1.08	0.86	1.10	1.04	1.28	1.08	1.33	4.00	4.79

Dividends per common share	$0.5275	0.555	0.5275	0.555	0.5275	0.555	0.5275	0.555	2.11	2.22

Earnings per share are computed independently each period; as a result, the quarterly amounts may not sum to the calculated annual figure. The quarterly results for 2026 and 2025 have been retrospectively adjusted to reflect the Company's adoption of mark-to-market accounting for its defined benefit pension and other postretirement benefit plans. See Notes 1 and 14.

Emerson Electric Co. common stock (symbol EMR) is listed on the New York Stock Exchange and NYSE Texas.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Emerson Electric Co.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Emerson Electric Co. and subsidiaries (the Company) as of September 30, 2026 and 2025, the related consolidated statements of earnings, comprehensive income, equity, and cash flows for each of the years in the three-year period ended September 30, 2026, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of September 30, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2026 and 2025, and the results of its operations and its cash flows for each of the years in the three-year period ended September 30, 2026, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2026 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for pension and postretirement plans in 2026 to immediately recognize actuarial gains and losses in the consolidated statements of earnings.

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

Sufficiency of Audit Evidence over Net Sales

As discussed in Notes 1, 2 and 20 to the Company’s consolidated financial statements, and disclosed in the consolidated statements of earnings, the Company recorded $19.0 billion of net sales in 2026.
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
We have served as the Company’s auditor since 1938.

St. Louis, Missouri
November 9, 2026

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A - CONTROLS AND PROCEDURES

The Company maintains a system of disclosure controls and procedures which is designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including the Company’s certifying officers, as appropriate to allow timely decisions regarding required disclosure. Based on an evaluation performed, the Company's certifying officers have concluded that the disclosure controls and procedures were effective as of September 30, 2026 to provide reasonable assurance of achieving these objectives.

Notwithstanding the foregoing, there can be no assurance that the Company's disclosure controls and procedures will detect or uncover all failures of persons within the Company and its consolidated subsidiaries to report material information otherwise required to be set forth in the Company's reports. There was no change in the Company's internal control over financial reporting during the quarter ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Management’s report on internal control over financial reporting, and the related report of the Company’s auditor, KPMG LLP, an independent registered public accounting firm, set forth in Item 7 and Item 8, respectively, of this Annual Report on Form 10-K, are hereby incorporated by reference.

ITEM 9B - OTHER INFORMATION
Insider Trading Arrangements

Our Section 16 officers and directors, as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934 (the “Exchange Act”), may from time to time enter into plans for the purchase or sale of our common stock that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. During the quarter ended September 30, 2026, the following Section 16 officers and directors adopted, modified, or terminated “Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act):

•Michael J. Baughman, our Executive Vice President, Chief Financial Officer and Chief Accounting Officer, adopted a written 10b5-1 trading plan on September 11, 2026, during an open trading window. The plan’s maximum duration is until May 10, 2027. The first trade will not occur until December 11, 2026, at the earliest. The trading plan is intended to permit Mr. Baughman to sell up to 100 percent of the shares received upon the exercise and net settlement of options covering 5,347 shares of our common stock.

No other officers or directors, as defined in Rule 16a-1(f), adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408 of Regulation S-K, during the three months ended September 30, 2026.

ITEM 9C - DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding nominees and directors appearing under "Proxy Item No. 1: Election of Directors" in the Emerson Electric Co. Notice of Annual Meeting of Shareholders and Proxy Statement for the February 2027 annual shareholders' meeting (the "2027 Proxy Statement") is hereby incorporated by reference. Information regarding executive officers is set forth in Part I of this report. Information regarding the Audit Committee and Audit Committee Financial Expert appearing under "Board and Committee Operations—Board and Corporate Governance— Committees of Our Board of Directors," "Board and Committee Operations—Corporate Governance and

Nominating Committee—Nomination Process" and "— Proxy Access" in the 2027 Proxy Statement is hereby incorporated by reference.

The Company has adopted a Code of Ethics that applies to the Company's Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer; has posted such Code of Ethics on its website; and intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K by posting such information on its website. The Company has adopted Charters for its Audit Committee, Compensation Committee, and Corporate Governance and Nominating Committee and a Code of Business Ethics for directors, officers and employees, which are available on its website and in print to any stockholder who requests them. The Company has also adopted Corporate Governance Principles and Practices, which are available on its website and in print to any stockholder who requests them. The Corporate Governance section of the Company's website may be accessed as follows: www.Emerson.com, Investors, Corporate Governance. Information appearing under "Delinquent Section 16(a) Reports" and “Executive Compensation—Compensation Discussion and Analysis—Policies Supporting Our Fundamental Principles” in the 2027 Proxy Statement is hereby incorporated by reference.

ITEM 11 - EXECUTIVE COMPENSATION

Information appearing under “Executive Compensation" (including the information set forth under "Compensation Discussion and Analysis"), "Compensation Tables" (other than "Pay vs. Performance"), "Board and Committee Operations—Corporate Governance and Nominating Committee—Director Compensation," "Board and Committee Operations—Compensation Committee" (including, but not limited to, the information set forth under "Role of Executive Officers and the Compensation Consultant," "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation") in the 2027 Proxy Statement is hereby incorporated by reference.

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

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding beneficial ownership of shares by nominees and continuing directors, named executive officers, five percent beneficial owners, and by all directors and executive officers as a group appearing under "Ownership of Emerson Equity Securities" in the 2027 Proxy Statement is hereby incorporated by reference.

The following table sets forth aggregate information regarding the Company’s equity compensation plans as of September 30, 2026:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	5,754,000	$186.07	23,351,000
Equity compensation plans not approved by security holders	—	—	—
Total	5,754,000	$186.07	23,351,000

(1)Includes the Stock Option and Incentive Shares Plans previously approved by the Company's security holders. Shares included in column (a) assume the maximum payouts, where applicable, and are as follows: (i) 737,000 shares reserved for outstanding stock option awards, (ii) 871,000 shares reserved for performance share awards granted in 2026, (iii) 916,000 shares reserved for performance share awards granted in 2025, (iv) 994,000 shares reserved for performance share awards granted in 2024 and (v) 2,236,000 shares reserved for outstanding restricted stock unit awards. As provided by the Company’s Incentive Shares Plans, performance shares awards represent a commitment to issue such shares without cash payment by the employee, contingent upon achievement of the performance objectives and continued service by the employee.

The table above includes 93,000 shares outstanding as of September 30, 2026 relating to restricted stock units and performance stock units which were originally issued by National Instruments Corporation and assumed by Emerson and converted into Emerson time-based restricted stock units in connection with the acquisition of National Instruments Corporation in early fiscal 2024.

The table above also includes 244,000 shares outstanding as of September 30, 2026 relating to restricted stock units and performance stock units which were originally issued by AspenTech and assumed by Emerson and converted into Emerson time-based restricted stock units in connection with the March 2025 acquisition of AspenTech.

The price in column (b) represents the weighted-average exercise price for outstanding options. Included in column (c) are shares remaining available for award under previously approved plans as follows: (i) 12,754,000 under the 2024 Incentive Shares Plan, (ii) 9,848,000 under the Employee Stock Purchase Plan, (iii) 492,000 under the 2015 Incentive Shares Plan, (iv) 244,000 under the 2006 Incentive Shares Plan, and (v) 13,000 under the Restricted Stock Plan for Non-Management Directors.

Information regarding stock option plans and incentive shares plans is set forth in Note 17.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information appearing under “Board and Committee Operations—Board and Corporate Governance—Review, Approval or Ratification of Transactions with Related Persons," "—Certain Business Relationships and Related Party Transactions" and "—Director Independence" in the 2027 Proxy Statement is hereby incorporated by reference.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information appearing under "Board and Committee Operations—Audit Committee—Fees Paid to KPMG LLP" in the 2027 Proxy Statement is hereby incorporated by reference.

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

3(a)     Restated Articles of Incorporation of Emerson Electric Co., incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended March 31, 2001, File No. 1-278, Exhibit 3(a); Termination of Designated Shares of Stock and Certificate of Designation, Preferences and Rights of Series B Junior Participating Preferred Stock, incorporated by reference to Emerson Electric Co. 1998 Form 10-K, File No. 1-278, Exhibit 3(a); Amendment to the Company’s Restated Articles of Incorporation, incorporated by reference to the Company’s Form 8-K filed on February 14, 2025, File No. 1-278, Exhibit 3.1.

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

4(c)     Description of Capital Stock, filed herewith.

4(d)     Description of 2.000% Notes due 2029, 3.000% Notes due 2031 and 3.500% Notes due 2037, incorporated by reference to Emerson Electric Co., 2025 Form 10-K, File No. 1-278, Exhibit 4(d).

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

10(p)*    Emerson Electric Co. Savings Investment Restoration Plan II, incorporated by reference to the Emerson Electric Co. Form 10-Q for the quarter ended June 30, 2018, File No. 1-278, Exhibit 10.1, and First Amendment to the Emerson Electric Co. Savings Investment Restoration Plan II, incorporated by reference to Emerson Electric Co., Form 10-Q for the quarter ended March 31, 2020, File No. 1-278, Exhibit 10.1.

10(q)* Amended and Restated Deferred Compensation Plan for Non-Employee Directors and Forms of Payment Election Forms, incorporated by reference to the Emerson Electric Co. Form 10-Q for the quarter ended December 31, 2022, File No. 1-278, Exhibit 10(a).

10(r)* Amended and Restated Restricted Stock Plan for Non-Management Directors and Form of Restricted Stock Unit Award Letter under the Emerson Electric Co. Restricted Stock Plan for Non-Management Directors, incorporated by reference to the Emerson Electric Co. Form 10-Q for the quarter ended December 31, 2022, File No. 1-278, Exhibit 10(b).

10(s)* Emerson Electric Co. Annual Cash Incentive Plan and Form of Acceptance of Award, incorporated by reference to the Company's Form 10-Q, filed on February 8, 2023, File No. 1-278, Exhibit 10(c).

10(t)* Emerson Electric Co. 2024 Equity Incentive Plan, incorporated by reference to the Emerson Electric Co. 2024 Proxy Statement dated December 8, 2023, File No. 1-278, Appendix C. Form of Performance Shares Program Acceptance Award Agreement (used after November 4, 2024), incorporated by reference to Emerson Electric Co. 2024 Form 10-K, File No. 1-278 Exhibit 10(x), Form of Performance Shares Program Restricted Stock Units Award Agreement (used after November 4, 2024), incorporated by reference to Emerson Electric Co. 2024 Form 10-K, File No. 1-278 Exhibit 10(x), Form of Restricted Shares Award Agreement (used after November 4, 2024), incorporated by reference to Emerson Electric Co. 2024 Form 10-K, File No. 1-278 Exhibit 10(x), and Form of Special Performance-based Nonqualified Stock Option Agreement, incorporated by reference to Emerson Electric Co. Form 10-Q for the quarter ended December 31, 2025, File No. 1-278, Exhibit 10.1.

10(u)*    Emerson Defined Contribution Supplemental Executive Retirement Plan, incorporated by reference to the Company's Form 8-K, filed on November 5, 2024, File No. 1-278, Exhibit 10.1, First Amendment to the Emerson Defined Contribution Supplemental Executive Retirement Plan, incorporated by reference to Emerson Electric Co., 2025, Form 10-K, File No. 1-278, Exhibit 10(w).

10(v)*    Emerson Electric Co. 2025 Employee Stock Purchase Plan, incorporated by reference to the Emerson Electric Co. 2025 Proxy Statement dated December 13, 2024, File No. 1-278, Appendix D.

10(w)    364-Day Credit Agreement dated as of February 10, 2026, incorporated by reference to the Company's Form 8-K filed on February 13, 2026, File No. 1-278, Exhibit 10.1.

18 Preferability Letter of KPMG Regarding Change in Accounting Principle Related to Pension Accounting, filed herewith

19 Insider Trading Policies and Procedures, incorporated by reference to the Company's 2025 Form 10-K, File No. 1-278, Exhibit 19.

21    Subsidiaries of Emerson Electric Co.

23    Consent of Independent Registered Public Accounting Firm.

24    Power of Attorney.

31    Certifications pursuant to Exchange Act Rule 13a-14(a).

32    Certifications pursuant to Exchange Act Rule 13a-14(b) and 18 U.S.C. Section 1350.

97    Incentive Compensation Recovery (Clawback) Policy, incorporated by reference to Emerson Electric Co. 2023 Form 10-K File No. 1-278, Exhibit 97.

101.INS    Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Statements of Earnings for the years ended September 30, 2024, 2025 and 2026, (ii) Consolidated Statements of Comprehensive Income for the years ended September 30, 2024, 2025, and 2026, (iii) Consolidated Balance Sheets at September 30, 2025 and 2026, (iv) Consolidated Statements of Equity for the years ended September 30, 2024, 2025 and 2026, (v) Consolidated Statements of Cash Flows for the years ended September 30, 2024, 2025 and 2026, and (vi) Notes to Consolidated Financial Statements for the year ended September 30, 2026.

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

M. J. Baughman
Executive Vice President, Chief Financial Officer
and Chief Accounting Officer
November 9, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on November 9, 2026, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ S. L. Karsanbhai	President and Chief Executive Officer
S. L. Karsanbhai

/s/ M. J. Baughman	Executive Vice President, Chief Financial Officer and Chief Accounting Officer
M. J. Baughman

*	Chair of the Board
J. S. Turley

*	Director
M. A. Blinn

*	Director
J. B. Bolten

*	Director
C. G. Butler

*	Director
M. S. Craighead

*	Director
G. A. Flach

*	Director
L. M. Lee

*	Director
M. S. Levatich

*	Director
J. M. McKelvey

*	Director
J. G. Newstead

* By	/s/	M. J. Baughman
M. J. Baughman
Attorney-in-Fact